Form 10-Q
period 2010-03-31
MCDERMOTT INTERNATIONAL INC
filed 2010-05-10
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at April 30, 2010 was 231,122,597

McDERMOTT INTERNATIONAL, INC.

INDEX – FORM 10-Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$775,980	$899,270
Restricted cash and cash equivalents (Note 1)	96,040	69,920
Investments	12	12
Accounts receivable – trade, net	550,275	642,995
Accounts and notes receivable – unconsolidated affiliates	9,614	5,806
Accounts receivable – other	66,211	68,035
Contracts in progress	408,479	400,831
Inventories (Note 1)	97,874	101,494
Deferred income taxes	107,236	100,828
Other current assets	72,132	68,730

Total Current Assets	2,183,853	2,357,921

Property, Plant and Equipment	2,655,474	2,608,740
Less accumulated depreciation	1,295,906	1,271,135

Net Property, Plant and Equipment	1,359,568	1,337,605

Investments	178,566	228,706

Goodwill	325,760	306,497

Deferred Income Taxes	265,971	275,567

Investments in Unconsolidated Affiliates	93,139	86,932

Other Assets	268,103	255,882

TOTAL	$4,674,960	$4,849,110

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$13,558	$16,270
Accounts payable	366,355	471,858
Accrued employee benefits	126,101	217,178
Accrued pension liability – current portion	213,188	173,271
Accrued contract cost	96,858	103,041
Advance billings on contracts	578,538	689,334
Accrued warranty expense	122,164	118,278
Income taxes payable	71,128	64,029
Accrued liabilities – other	176,882	155,773

Total Current Liabilities	1,764,772	2,009,032

Long-Term Debt	55,092	56,714

Accumulated Postretirement Benefit Obligation	106,461	105,605

Self-Insurance	89,044	87,222

Pension Liability	573,311	610,166

Other Liabilities	148,091	147,271

Contingencies and Commitments (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 237,800,603 and 236,919,404 shares at March 31, 2010 and December 31, 2009, respectively	237,801	236,919
Capital in excess of par value	1,323,712	1,300,998
Retained earnings	1,011,588	951,647
Treasury stock at cost, 6,435,903 and 6,168,705 shares at March 31, 2010 and December 31, 2009, respectively	(73,725)	(69,370)
Accumulated other comprehensive loss (Note 1)	(596,845)	(612,997)

Stockholders’ Equity – McDermott International, Inc.	1,902,531	1,807,197
Noncontrolling interest	35,658	25,903

Total Stockholders’ Equity	1,938,189	1,833,100

TOTAL	$4,674,960	$4,849,110

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$1,181,930	$1,493,263

Costs and Expenses:
Cost of operations	934,851	1,228,622
(Gains) losses on asset disposals and impairments – net	(2,093)	1,241
Selling, general and administrative expenses	167,952	141,394

Total Costs and Expenses	1,100,710	1,371,257

Equity in Income of Investees	10,588	9,200

Operating Income	91,808	131,206

Other Income (Expense):
Interest income	680	2,813
Interest expense	(381)	(956)
Other expense – net	(4,217)	(10,770)

Total Other Expense	(3,918)	(8,913)

Income before Provision for Income Taxes	87,890	122,293

Provision for Income Taxes	19,672	43,878

Net Income	$68,218	$78,415

Less: Net Income attributable to Noncontrolling Interest	(8,277)	(723)

Net Income Attributable to McDermott International, Inc.	$59,941	$77,692

Earnings per Share:
Basic:
Net Income Attributable to McDermott International, Inc.	$0.26	$0.34
Diluted:
Net Income Attributable to McDermott International, Inc.	$0.26	$0.33

Shares used in the computation of earnings per share (Note 8):
Basic	230,824,301	228,314,785
Diluted	234,753,035	232,586,245

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Net Income	$68,218	$78,415

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	3,499	(5,372)
Unrealized (losses) gains on derivative financial instruments:
Unrealized losses on derivative financial instruments	(4,006)	(1,854)
Realized gains on derivative financial instruments	871	1,922
Amortization of benefit plan costs	14,738	14,155
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	915	(1,872)
Realized gains (losses) recognized during the period	138	(50)

Other Comprehensive Income	16,155	6,929

Total Comprehensive Income	84,373	85,344

Comprehensive Income Attributable to Noncontrolling Interest	(8,280)	(714)

Comprehensive Income Attributable to McDermott International, Inc.	$76,093	$84,630

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of	Retained	Accumulated Other Comprehensive	Treasury	Stockholders’ Equity	Non- Controlling	Total Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	MII	Interest	Equity
					(In thousands, except share amounts)
Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(612,997)	$(69,370)	$1,807,197	$25,903	$1,833,100
Net income	—	—	—	59,941	—	—	59,941	8,277	68,218
Amortization of benefit plan costs	—	—	—	—	14,738	—	14,738	—	14,738
Unrealized gain on investments	—	—	—	—	1,053	—	1,053	—	1,053
Translation adjustments	—	—	—	—	3,496	—	3,496	3	3,499
Unrealized loss on derivatives	—	—	—	—	(3,135)	—	(3,135)	—	(3,135)
Exercise of stock options	242,081	242	(426)	—	—	—	(184)	—	(184)
Excess tax benefits on stock options	—	—	2,556	—	—	—	2,556	—	2,556
Contributions to thrift plan	150,912	151	3,505	—	—	—	3,656	—	3,656
Purchase of treasury shares	—	—	—	—	—	(4,355)	(4,355)	—	(4,355)
Accelerated vesting, net of forfeitures	488,206	489	(489)	—	—	—	—	—	—
Stock-based compensation charges	—	—	17,568	—	—	—	17,568	—	17,568
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,475	1,475

Balance March 31, 2010	237,800,603	$237,801	$1,323,712	$1,011,588	$(596,845)	$(73,725)	$1,902,531	$35,658	$1,938,189

Balance December 31, 2008	234,174,088	$234,174	$1,252,848	$564,591	$(672,415)	$(63,026)	$1,316,172	$341	$1,316,513
Net Income	—	—	—	77,692	—	—	77,692	723	78,415
Amortization of benefit plan costs	—	—	—	—	14,155	—	14,155	—	14,155
Unrealized loss on investments	—	—	—	—	(1,922)	—	(1,922)	—	(1,922)
Translation adjustments	—	—	—	—	(5,363)	—	(5,363)	(9)	(5,372)
Unrealized gain on derivatives	—	—	—	—	68	—	68	—	68
Exercise of stock options	43,110	43	70		—		113	—	113
Excess tax benefits on stock options			134		—	—	134	—	134
Contributions to thrift plan	326,997	327	3,113		—	—	3,440	—	3,440
Purchase of treasury shares					—	(140)	(140)	—	(140)
Stock-based compensation charges	—	—	8,391	—	—	—	8,391	—	8,391

Balance March 31, 2009	234,544,195	$234,544	$1,264,556	$642,283	$(665,477)	$(63,166)	$1,412,740	$1,055	$1,413,795

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$68,218	$78,415

Non-cash items included in net income:
Depreciation and amortization	36,862	36,022
Income of investees, less dividends	(5,327)	(1,142)
(Gains) losses on asset disposals and impairments – net	(2,093)	1,241
Provision for deferred taxes	4,903	38,407
Amortization of pension and postretirement costs	22,859	21,970
Excess tax benefits from FAS 123(R) stock-based compensation	(2,556)	(134)
Other, net	14,236	13,159
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	79,095	90,367
Net contracts in progress and advance billings on contracts	(122,333)	(208,063)
Accounts payable	(98,651)	(85,830)
Income taxes	8,591	(16,717)
Accrued and other current liabilities	11,486	29,767
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(89,091)	(43,281)
Other, net	(4,794)	18,906

NET CASH USED IN OPERATING ACTIVITIES	(78,595)	(26,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(26,120)	(8,490)
Purchases of property, plant and equipment	(66,526)	(61,388)
Net decrease in available-for-sale securities	51,147	49,007
Acquisition of businesses, net of cash acquired	(9,612)	—
Proceeds from asset disposals	3,985	279
Other, net	—	(1,055)

NET CASH USED IN INVESTING ACTIVITIES	(47,126)	(21,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(2,325)	(4,825)
Issuance of common stock	620	160
Payment of debt issuance costs	(683)	(19)
Excess tax benefits from FAS 123(R) stock-based compensation	2,556	134
Other	—	943

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	168	(3,607)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,263	(5,858)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(123,290)	(58,025)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	899,270	586,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$775,980	$528,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$398	$1,124
Income taxes (net of refunds)	$15,099	$19,786

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Topic Consolidation. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2010 and for the three months ended March 31, 2010. We have evaluated subsequent events through the date of issuance of this report. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama in 1959, is an engineering and construction company with specialty manufacturing and service capabilities and is the parent company of the McDermott group of companies, including J. Ray McDermott, S.A. (“JRMSA”) and Babcock & Wilcox Investment Company (“BWICO”). In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

On December 7, 2009, we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company. We plan to effect the separation through a spin-off transaction that is intended to be tax free to our shareholders. In the three months ended March 31, 2010, we incurred approximately $24.0 million of costs directly related to the spin-off, consisting of severance and costs for professional services.

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

•

Our Power Generation Systems segment includes the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Energy, Inc. and their respective subsidiaries. This segment supplies fossil-fired boilers, commercial nuclear steam generators and components, environmental equipment and components, and related services to customers in different regions around the world. It designs, engineers, manufactures, constructs and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$19,860	$16,364
Net unrealized loss on investments	(5,808)	(6,861)
Net unrealized loss on derivative financial instruments	(6,825)	(3,690)
Unrecognized losses on benefit obligations	(604,072)	(618,810)

Accumulated other comprehensive loss	$(596,845)	$(612,997)

Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Raw materials and supplies	$67,173	$74,056
Work in progress	7,925	6,382
Finished goods	22,776	21,056

Total inventories	$97,874	$101,494

Restricted Cash and Cash Equivalents

At March 31, 2010, we had restricted cash and cash equivalents totaling $96.0 million, $87.6 million of which was held in restricted foreign accounts, $3.8 million was held as cash collateral for letters of credit, $4.0 million was held for future decommissioning of facilities, and $0.6 million was held to meet reinsurance reserve requirements of our captive insurance companies.

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements of our Government Operations and Power Generation Systems segments when we recognize the associated revenue on the related contracts. We include warranty costs associated with our Offshore Oil and Gas Construction segment as a component of our total contract cost estimate to satisfy contractual requirements, and we record the associated expense under the percent-of-completion method of accounting for long-term construction contracts. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

The following summarizes the changes in our accrued warranty expense:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Balance at beginning of period	$118,278	$120,237
Additions and adjustments	6,782	5,718
Charges	(2,896)	(6,247)

Balance at end of period	$122,164	$119,708

Research & Development Expense

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration and our modular and scalable reactor business. For the three months ended March 31, 2010 and 2009, our net research and development expense included in cost of operations totaled approximately $17.1 million and $10.2 million, respectively.

Acquisition

In January 2010, a subsidiary of BWICO acquired the net assets of Götaverken Miljö AB (GMAB), a flue gas cleaning and energy recovery company based in Gothenburg, Sweden. In connection with this acquisition, we recorded goodwill of approximately $7.8 million.

Recently Adopted Accounting Standards

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision adds new fair value disclosures for certain transfers of investments between Level 1 and Level 2 measurements and clarifies existing disclosures regarding valuation techniques. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued a revision to the topic Consolidation. This revision clarifies the scope of partial sale and deconsolidation provisions related to acquisitions and noncontrolling interests. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued a revision to the topic Consolidation. This revision was subsequently amended in December 2009 and February 2010. These revisions expand the scope of this topic and amend guidance for assessing and analyzing variable interest entities. These revisions were effective on January 1, 2010 and had no impact on our consolidated financial statements.

New Accounting Standards

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. The disclosure provisions under this revision will be effective for fiscal years beginning after December 15, 2010, in both interim and annual disclosures. The adoption of this revision did not have an impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2009.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,

	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Service cost	$10,203	$9,565	$267	$231
Interest cost	40,937	40,101	1,964	2,170
Expected return on plan assets	(39,224)	(36,909)	(411)	(377)
Amortization of prior service cost	898	690	18	15
Amortization of transition obligation	—	—	70	59
Recognized net actuarial loss	21,533	20,801	340	405

Net periodic benefit cost	$34,347	$34,248	$2,248	$2,503

NOTE 3 – CONTINGENCIES AND COMMITMENTS

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2009 (our “2009 10-K”).

Investigations and Litigation

On March 19, 2010, Jessi Ann Casella, William E. Uhing and Kenneth B. Cyphert filed suit against B&W PGG, Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. and Atlantic Richfield Company in the United States District Court for the Western District of Pennsylvania (the “Casella Litigation”). The plaintiffs in the Casella Litigation allege, among other things, that they suffered personal injuries and property damage as a result of alleged radioactive and non-radioactive releases relating to the operation, remediation and/or decommissioning of the same two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania involved in the McMunn Litigation described in our 2009 10-K.

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts in our Offshore Oil and Gas Construction segment for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint, which was referred to a Magistrate Judge. On February 23, 2010, the Magistrate Judge entered a Memorandum and Recommendation on the motion, finding that the plaintiffs had failed to state a claim for relief under the securities laws and therefore recommended to the District Court that motion to dismiss be granted. On March 26, 2010, the Court issued an order adopting the Magistrate Judge’s recommendations in full and dismissing the case. However, the order granted the plaintiffs leave to request to amend their complaint and, on April 30, 2010, the plaintiffs filed a motion with the District Court for leave to amend the complaint. The defendants have until May 21 to file their opposition to that motion. We continue to believe the substantive allegations contained in the amended complaint are without merit, and we intend to defend against these claims vigorously.

For a detailed description of these and other proceedings, please refer to Note 10 to the consolidated financial statements included in Part II of our 2009 10-K.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

Other

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2010, we were subject to contingent liabilities for liquidated damages aggregating approximately $129 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $18 million has been recorded in our financial statements. We do not believe any additional amounts for these potential liquidated damages are probable of being paid by us. The trigger dates for these potential liquidated damages range from June, 2008 to January, 2010. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

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

We have designated all of our forward contracts as cash flow hedging instruments. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At March 31, 2010, we had deferred approximately $6.8 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize all of this amount in the next 12 months.

At March 31, 2010, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts and foreign currency options. The notional value of our forward contracts totaled $297.9 million at March 31, 2010, with maturities extending to June 2013. These instruments consist primarily of contracts to purchase or sell Euros or Canadian Dollars. The fair value of these contracts was in a net liability position totaling $4.0 million at March 31, 2010 and all of the contracts were Level 2 in nature. The fair value of our foreign currency options totaled $4.8 million at March 31, 2010, all of which were Level 2 in nature, and are included in other current assets on our condensed consolidated balance sheets. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk. We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in our credit facilities described in Note 5 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ending December 31, 2009. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

The following tables summarize our derivative financial instruments at March 31, 2010 and December 31, 2009:

	Asset and Liability Derivatives
	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,531	$3,527
Accounts payable	$5,523	$4,313

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$—	$458
Accounts payable	$—	$65

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

The Effects of Derivative Instruments on our Financial Statements
	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(3,727)	$(2,872)
Loss reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$459	$578
Cost of operations	$109	$926
Other-net	$638	$37

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(3,946)	$(1,100)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts and Currency Options:
Gain (loss) recognized in income
Location
Other-net	$34	$(8,289)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at March 31, 2010 (in thousands):

	3/31/10	Level 1	Level 2	Level 3
Mutual funds	$5,053	$—	$5,053	$—
Certificates of deposit	2,516	—	2,516	—
U.S. Government and agency securities	141,112	137,100	4,012	—
Asset-backed securities and collateralized mortgage obligations	10,792	—	3,069	7,723
Corporate notes and bonds	19,105	—	19,105	—

Total	$178,578	$137,100	$33,755	$7,723

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2009 (in thousands):

	12/31/09	Level 1	Level 2	Level 3
Mutual funds	$4,944	$—	$4,944	$—
Certificates of deposit	2,522	—	2,522	—
U.S. Government and agency securities	163,466	148,683	14,783	—
Asset-backed securities and collateralized mortgage obligations	10,555	—	3,061	7,494
Corporate notes and bonds	47,231	—	47,231	—

Total	$228,718	$148,683	$72,541	$7,494

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the period ended March 31, 2010 (in thousands):

Balance, beginning of the year	$7,494
Total realized and unrealized gains (losses):	880
Included in other income (expense)	—
Included in other comprehensive income	880
Purchases, issuances and settlements	(111)
Principal repayments	(540)

Balance, end of period	$7,723

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

The estimated fair values of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$775,980	$775,980	$899,270	$899,270
Restricted cash and cash equivalents	$96,040	$96,040	$69,920	$69,920
Investments	$178,578	$178,578	$228,718	$228,718
Debt	$68,650	$69,021	$72,984	$73,505
Forward contracts	$(3,992)	$(3,992)	$(394)	$(394)
Foreign currency options	$4,782	$4,782	$4,747	$4,747

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE 6 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended March 31, 2010
Stock Options	$3,740	$(263)	$3,477
Restricted Stock	1,309	(284)	1,025
Performance Shares	7,774	(1,181)	6,593
Performance and Deferred Stock Units	5,634	(862)	4,772

Total	$18,457	$(2,590)	$15,867

	Three Months Ended March 31, 2009
Stock Options	$228	$(76)	$152
Restricted Stock	1,162	(362)	800
Performance Shares	6,525	(2,182)	4,343
Performance and Deferred Stock Units	1,109	(365)	744

Total	$9,024	$(2,985)	$6,039

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE 7 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended March 31,

	2010	2009
	(Unaudited)
	(In thousands)
REVENUES:
Offshore Oil and Gas Construction	$519,545	$708,524
Government Operations	253,251	257,105
Power Generation Systems	409,731	528,573
Adjustments and Eliminations(1)	(597)	(939)

	$1,181,930	$1,493,263

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Offshore Oil and Gas Construction Transfers	$3	$315
Government Operations Transfers	590	624
Power Generation Systems Transfers	4	—

	$597	$939

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$84,136	$47,217
Government Operations	26,450	37,050
Power Generation Systems	4,771	56,504

	$115,357	$140,771

Gains (Losses) on Asset Disposals and Impairments – Net:
Offshore Oil and Gas Construction	$2,079	$(1,034)
Government Operations	25	—
Power Generation Systems	(11)	12

	$2,093	$(1,022)

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(3,431)	$(1,145)
Government Operations	9,478	8,702
Power Generation Systems	4,541	1,643

	$10,588	$9,200

Segment Income:
Offshore Oil and Gas Construction	$82,784	$45,038
Government Operations	35,953	45,752
Power Generation Systems	9,301	58,159

	128,038	148,949
Corporate	(36,230)	(17,743)

Total Operating Income	$91,808	$131,206

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Basic:
Net income attributable to McDermott International, Inc.	$59,941	$77,692

Weighted average common shares	230,824	228,315

Basic earnings per common share	$0.26	$0.34
Diluted:
Net income attributable to McDermott International, Inc.	$59,941	$77,692

Weighted average common shares (basic)	230,824	228,315
Effect of dilutive securities:
Stock options, restricted stock and performance shares	3,929	4,271

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	234,753	232,586

Diluted earnings per common share	$0.26	$0.33

NOTE 9 – SUBSEQUENT EVENT

On April 2, 2010, a subsidiary of BWICO acquired the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, for approximately $22.0 million. This acquisition includes GE Energy’s electrostatic precipitator replacement parts and mechanical components product lines, performance-enhancing hardware, controls and software, remote diagnostics equipment and emissions monitoring products and services. These products and services are used by a wide variety of power generation and industrial customers to monitor and control particulates and other emissions from power plants, factories and other facilities. These business units maintain offices in the United States in Kansas City, Missouri, Folkston, Georgia, Newport News, Virginia and Hatfield, Pennsylvania, as well as locations in Germany, India, Russia and China.

On May 3, 2010 we, together with JRMSA, entered into a credit agreement with a syndicate of lenders and credit issuers. This facility provides for revolving credit borrowings and issuances of letters of credit, in the aggregate, of up to $900 million outstanding and expires on May 3, 2014. Also on May 3, 2010, BWICO entered into a similar credit agreement with a syndicate of lenders and credit issuers, this facility providing an aggregate outstanding amount of up to $700 million for revolving credit borrowings and issuances of letters of credit. This facility also expires on May 3, 2014. These facilities replace the existing facilities of JRMSA and BWICO respectively.

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

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government and electric power generating companies;

•	the highly competitive nature of most of our operations;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	changes in legislation and regulations which impact the ability of inverted companies and their subsidiaries to obtain contracts from the U.S. Government;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	the risk we might not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiaries; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving B&W PGG and several of its subsidiaries.

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

GENERAL

Capital Intensive Business Segments

In general, our business segments are composed of capital-intensive operations that rely on large contracts for a substantial amount of their revenues. Each of our business segments is currently financed on a stand-alone basis. Our debt covenants limit using the financial resources of or the movement of excess cash from one segment for the benefit of the other. For further discussion, see “Liquidity and Capital Resources” below.

Spin-Off Transaction

On December 7, 2009, we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company. We plan to effect the separation through a spin-off transaction that is intended to be tax-free to our shareholders. In the three months ended March 31, 2010, we incurred approximately $24.0 million of costs directly related to the spin-off, consisting of severance and costs for professional services.

Accounting for Contracts

As of March 31, 2010, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2010, we were subject to contingent liabilities for liquidated damages aggregating approximately $129 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $18 million has been recorded in our financial statements. We do not believe any additional amounts for these potential liquidated damages are probable of being paid by us. The trigger dates for these potential liquidated damages range from June 2008 to January 2010. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred However, we may not achieve relief on some or all of the issues.

Offshore Oil and Gas Construction Segment

Our Offshore Oil and Gas Construction segment’s activity depends mainly on the capital expenditures for offshore construction services of oil and gas companies and foreign governments for construction of development projects in the regions in which we operate. This segment’s operations are generally capital intensive and a number of factors influence its activities, including:

•	oil and gas prices, along with expectations about future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the terms and conditions of offshore leases;

•	the discovery rates of new oil and gas reserves in offshore areas;

•	the ability of businesses in the oil and gas industry to raise capital; and

•	local and international political and economic conditions.

Government Operations Segment

The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Government Operations segment is well positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy.

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies during the three months ended March 31, 2010, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

McDermott International, Inc. (Consolidated)

Revenues decreased approximately 21%, or $311.4 million, to $1,181.9 million in the three months ended March 31, 2010 compared to $1,493.3 million for the corresponding period in 2009 due to decreases in revenues from each of our three business segments. Our Offshore Oil and Gas Construction segment experienced a 27% decrease in revenues primarily attributable to lower revenues in its Middle East region, while our Power Generation Systems segment experienced a 22% reduction in revenues primarily attributable to its utility steam and system fabrication and fabrication, repair and retrofit of existing facilities operations. Our Government Operations segment experienced a 1.5% reduction in revenues attributable primarily to lower volumes in the manufacture of components for a commercial uranium enrichment project and lower volumes in its commercial manufacturing operations.

Segment operating income decreased $25.4 million to $115.4 million in the three months ended March 31, 2010 from $140.8 million for the corresponding period in 2009 due to decreased segment operating income from our Power Generation Systems and Government Operations segments, partially offset by increased segment operating income from our Offshore Oil and Gas Construction segment. The segment operating income of our Power Generation Systems and Government Operations segments decreased $51.7 million and $10.6 million, respectively, in the first quarter of 2010, while our Offshore Oil and Gas Construction segment experienced an increase totaling $36.9 million in the first quarter of 2010, as compared to the corresponding period in 2009.

For purpose of this discussion and the discussions that follow, segment operating income is before equity in income (loss) of investees and gains (losses) on asset disposals – net.

Offshore Oil and Gas Construction

Revenues decreased 27%, or $189.0 million, to $519.5 million in the three months ended March 31, 2010 compared to $708.5 million in the corresponding period of 2009, primarily attributable to decreases in our Middle East ($207.2 million) and Atlantic (which encompasses principally our Americas and Gulf of Mexico operations) ($19.3 million) regions, partially offset by increases in our Asia Pacific ($32.2 million) region. The decreases in revenues from our Middle East region was attributable primarily to two projects, one for decks and pipelines and one for the fabrication and installation of jackets, decks and pipelines, which were substantially complete in the three months ended March 31, 2010 compared to being highly active in the corresponding period in 2009. The increases in revenues from our Asia Pacific region was primarily attributable to progress on three projects for installation of topsides and jackets and engineer procure and construction projects in the three months ended March 31, 2010 compared to the corresponding period in 2009. Revenues from all other activities increased by approximately $5.3 million in the three months ended March 31, 2010 compared to the corresponding period in 2009.

Segment operating income increased $36.9 million from $47.2 million in the three months ended March 31, 2009 to $84.1 million in the three months ended March 31, 2010. This increase was primarily attributable to improved project performance in our Middle East region for the three months ended March 31, 2010 compared to the corresponding period of 2009. In the three months ended March 31, 2009, our Middle East region recognized approximately $214 million in revenues with approximately $5 million in net contract losses, which were largely a result of costs incurred in preparation for our offshore pipeline operations and increases in forecasted third-party costs. Revenues on these projects totaled $160.7 million in the three months ended March 31, 2010. In addition, we experienced cost savings and change orders on these projects totaling $39.3 million in the three months ended March 31, 2010, which is reflected in our segment operating income. Although project performance in the three months ended March 31, 2010 improved compared to the corresponding period of 2009, these increases were partially offset by a decrease in activities in our Middle East region. In addition, we experienced increased segment operating income in our Asia Pacific region, primarily attributable to the increases in revenues discussed above.

Gain (loss) on asset disposals and impairments – net increased from a loss of $1.0 million for the three months ended March 31, 2009 to a gain of $2.1 million in the three months ended March 31, 2010. For the three months ended March 31, 2009, the loss resulted primarily from the retirement of obsolete assets in our Asia Pacific region and a loss on sale of a vessel originally acquired from Secunda International Limited in July 2007. For the three months ended March 31, 2010, the gain resulted from the sale of a crane at our fabrication yard in Jebel Ali, UAE.

Equity in loss from investees increased from a loss of $1.1 million in the three months ended March 31, 2009 to a loss of $3.4 million in the three months ended March 31, 2010, primarily attributable to our share of an asset impairment in our FloaTEC LLC joint venture.

Government Operations

Revenues decreased approximately 1.5%, or $3.8 million, to $253.3 million in the three months ended March 31, 2010 compared to $257.1 million for the corresponding period of 2009, primarily attributable to lower volumes in the manufacture of components for a commercial uranium enrichment project ($20.1 million), and lower volumes in our commercial manufacturing operations ($9.2 million), substantially all of which is attributable to our Nuclear Fuel Services subsidiary. These decreases were partially offset by increased volumes in the manufacture of nuclear components for certain U.S. Government programs and recovery work.

Segment operating income decreased $10.6 million to $26.5 million in the three months ended March 31, 2010, compared to $37.1 million for the corresponding period of 2009, primarily attributable to the shutdown at our Nuclear Fuel Services subsidiary. We suspended the operations in consultation with the NRC following the occurrence of two separate incidents that we reported to the NRC in October and November 2009. Inspections conducted separately by the NRC, our existing nuclear liability underwriter and us revealed specific modifications necessary to improve Nuclear Fuel Services, Inc.’s overall safety performance. The suspended operations include production operations, the commercial development line and the highly enriched uranium down-blending facility. These operations are in the process of being brought back on line through a phased restart, which we commenced in March 2010 following completion of a third-party review and NRC review of the modifications that were implemented. The production operations are now fully operational. We expect to bring the highly enriched uranium down-blending facility back on line, through a phased restart, beginning in May 2010, and we expect that the facility will be fully operational in June 2010. We expect to bring the commercial development line back on line by the end of January 2011. The impact of the shutdown was approximately $9.0 million in the three months ended March 31, 2010. We also experienced lower contract productivity and lower volumes in the manufacture of components for a commercial uranium enrichment project in the three months ended March 31, 2010 compared to the corresponding period of 2009.

Equity in income of investees increased $0.8 million to $9.5 million in the three months ended March 31, 2010, compared to $8.7 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites, partially offset by increased expenses associated with our investees in Tennessee.

Power Generation Systems

Revenues decreased approximately 22%, or $118.9 million, to $409.7 million in the three months ended March 31, 2010, compared to $528.6 million for the corresponding period of 2009. This decrease was primarily attributable to a $61.6 million decrease in revenues in our utility steam and system fabrication operations and a $46.8 million decrease in revenues from our fabrication, repair and retrofit of existing facilities operations in the three months ended March 31, 2010 compared to the corresponding period of 2009. The main driver for these decreases in revenues was a significant decrease in orders booked for both of these operations in 2009 compared to 2008, and particularly in the last six months of 2009. These reductions in orders booked are a result of the Federal Appeals Court’s overturning the Clean Air Interstate Rule, the Clean Air Mercury Rule and the industrial boiler rule on Maximum Achievable Control Technology. Suspension of these proposed rules and regulations, along with the uncertainty concerning any final legislation, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for both new plants and upgrades to existing power plants. In addition, considerations surrounding Greenhouse gas limits in Congress and the Environmental Protection Agency have delayed the initiation of new coal-fired power plants in the United States. We also experienced lower revenues from our boiler auxiliary equipment operations ($15.5 million), our industrial boilers operations ($8.6 million), and our replacement parts operations ($8.4 million) in the three months ended March 31, 2010 compared to the corresponding period of 2009. These decreases were partially offset by increased revenues from our nuclear service operations ($16.6 million), nuclear steam generator operations ($4.2 million), and field service operations ($2.4 million).

Segment operating income decreased $51.7 million to $4.8 million in the three months ended March 31, 2010, compared to $56.5 million in the corresponding period of 2009. This decrease was primarily attributable to lower margins in our utility steam and system fabrication operations, and our fabrication, repair and retrofit of existing facilities operations, primarily attributable to the effects of timing on profitable projects completed in the three months ended March 31, 2009 compared to the corresponding period of 2010, and to the decreases in revenues discussed above. We also experienced reductions in gross profit in our boiler auxiliary equipment, and replacement parts operations totaling approximately $6.0 million in 2010 compared to the corresponding period of 2009, primarily attributable to decreases in revenues. In addition, we experienced lower margins in our nuclear steam generator operations in the three months ended March 31, 2010 which included an additional provision for warranty obligations totaling approximately $3.7 million, compared to the corresponding period of 2009. We also experienced an increase in research and development expenses totaling approximately $7.6 million in the three months ended March 31, 2010 compared to the corresponding period of 2009, primarily attributable to research and development activities associated with our mPower initiative. In addition, we experienced increases in our selling general and administrative expenses totaling $5.5 million in the three months ended March 31, 2010 compared to the corresponding period of 2009. These adverse impacts on segment operating income were partially offset by improvements in our industrial boilers and nuclear service operations.

Equity in income of investees increased $2.9 million from $1.6 million in the three months ended March 31, 2009 to $4.5 million in the three months ended March 31, 2010, primarily attributable to our joint venture in China.

Corporate

Unallocated corporate expenses increased $18.5 million to $36.2 million in the three months ended March 31, 2010, as compared to $17.7 million for the corresponding period in 2009, primarily attributable to increased expenses totaling approximately $24.0 million for severance and professional services related to the spin-off of our Power Generation Systems and Government Operations segments. These increases were partially offset by lower compensation expenses attributable to reductions in headcount totaling approximately $2.7 million, and lower legal expenses incurred in the three months ended March 31, 2010 compared to the corresponding period of 2009.

Other Income Statement Items

Interest income decreased $2.1 million to $0.7 million in the three months ended March 31, 2010, primarily due to decreases in average cash equivalents and investments and prevailing interest rates.

Other expense – net decreased by $6.6 million to $4.2 million in the three months ended March 31, 2010, primarily due to losses in the change in fair value of our foreign currency forward-exchange contracts attributable to mark-to-market adjustments and ineffectiveness of approximately $7.0 million that were recorded in the three months ended March 31, 2009.

Provision for Income Taxes

For the three months ended March 31, 2010, the provision for income taxes decreased $24.2 million to $19.7 million, while income before provision for income taxes decreased $34.4 million to $87.9 million. Our effective tax rate for the three months ended March 31, 2010 was approximately 22.4%, as compared to 35.9% for the three months ended March 31, 2009. The rate decrease was attributable to the mix of U.S. versus non-U.S. income for the quarter and a more favorable mix within our non-U.S. jurisdictions, resulting in a larger proportion of the total book income being taxed at lower rates.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended March 31,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)
United States	$13,644	$76,920	$6,046	$33,309	44.31%	43.30%
Non-United States	74,246	45,373	13,626	10,569	18.35%	23.29%

Total	$87,890	$122,293	$19,672	$43,878	22.38%	35.88%

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

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$4,192	$3,371
Government Operations	2,783	2,766
Power Generation Systems	1,969	1,974

Total Backlog	$8,944	$8,111

Of the March 31, 2010 backlog, we expect to recognize revenues as follows:

	2010	2011	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$1,990	$1,300	$902
Government Operations	730	770	1,283
Power Generation Systems	790	540	639

Total Backlog	$3,510	$2,610	$2,824

At March 31, 2010, the Offshore Oil and Gas Construction backlog included approximately $117.0 million related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins on average. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers.

At March 31, 2010, Government Operations backlog with the U.S. Government was $2.8 billion, which was substantially fully funded. Only $35.0 million had not been funded as of March 31, 2010.

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

At March 31, 2010, Power Generation Systems backlog with the U.S. Government was $5.1 million, all of which was fully funded.

Liquidity and Capital Resources

New Credit Facilities

On May 3, 2010, MII and JRMSA entered into a Credit Agreement (the “JRMSA Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent. The JRMSA Credit Agreement replaces the existing credit facility described below in our Offshore Oil and Gas Construction segment. The JRMSA Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900.0 million, and the credit facility is scheduled to mature on May 3, 2014. Proceeds from borrowings under the JRMSA Credit Agreement are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

The JRMSA Credit Agreement is guaranteed by substantially all of JRMSA’s wholly owned subsidiaries, and by certain other subsidiaries of MII.

Other than customary mandatory prepayments in connection with casualty events, the JRMSA Credit Agreement requires only interest payments on a quarterly basis until maturity. The borrower under the JRMSA Credit Agreement may prepay all loans under the JRMSA Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements, amounts outstanding under the 2010 JRM Credit Facility at any time without penalty.

The JRMSA Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures.

Loans outstanding under the JRMSA Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the JRMSA Credit Agreement. The borrower under the JRMSA Credit Agreement is charged a commitment fee on the unused portions of the JRMSA Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the JRMSA Credit Agreement. Additionally, the borrower under the JRMSA Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the JMRSA Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the JRMSA Credit Agreement, in each case depending on the credit ratings of the JRMSA Credit Agreement. The borrower under the JRMSA Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the JRMSA Credit Agreement. In connection with entering into the JRMSA Credit Agreement, JRMSA paid certain up-front fees to the lenders thereunder, and JRMSA paid certain arrangement and other fees to the arrangers and agents of the JRMSA Credit Agreement.

Based on the current credit ratings of the JRMSA Credit Agreement, the applicable margin for Eurodollar-rate loans is 3.00%, the applicable margin for base-rate loans is 2.00%, the letter of credit fee for financial letters of credit is 3.00%, the letter of credit fee for performance letters of credit is 1.50%, and the commitment fee for unused portions of the JRMSA Credit Agreement is 0.50%. The JRMSA Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

On May 3, 2010, BWICO entered into a credit agreement (the “BWICO Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The BWICO Credit Agreement replaces the existing credit facilities described below in our Power Generation Systems and Government Operations segments, respectively. The BWICO Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700.0 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the BWICO Credit Agreement are available for working capital needs and other general corporate purposes of our Power Generation Systems and Government Operations segments.

The BWICO Credit Agreement is guaranteed by substantially all of BWICO’s wholly owned domestic subsidiaries. Upon the completion of the spinoff of The Babcock & Wilcox Company, substantially all of The Babcock & Wilcox Company’s wholly owned domestic subsidiaries that are not already guarantors under the BWICO Credit Agreement will become guarantors. Obligations under the BWICO Credit Agreement are secured by first-priority liens on certain assets owned by BWICO and the guarantors (other than BWX Technologies, Inc. (“BWXT”) and its subsidiaries). Upon completion of the spinoff of The Babcock & Wilcox Company, The Babcock & Wilcox Company and its wholly owned domestic subsidiaries that become guarantors under the BWICO Credit Agreement will grant liens on certain assets owned by them.

The BWICO Credit Agreement requires only interest payments on a quarterly basis until maturity. The borrower under the BWICO Credit Agreement may prepay all loans under the BWICO Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The BWICO Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures.

Loans outstanding under the BWICO Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the BWICO Credit Agreement. The borrower under the BWICO Credit Agreement is charged a commitment fee on the unused portions of the BWICO Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the BWICO Credit Agreement. Additionally, the borrower under the BWICO Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the BWICO Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the BWICO Credit Agreement, in each case depending on the credit ratings of the BWICO Credit Agreement. The borrower under the BWICO Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the BWICO Credit Agreement. In connection with entering into the BWICO Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement.

Based on the current credit ratings of the BWICO Credit Agreement, the applicable margin for Eurodollar-rate loans is 2.50%, the applicable margin for base-rate loans is 1.50%, the letter of credit fee for financial letters of credit is 2.50%, the letter of credit fee for performance letters of credit is 1.25%, and the commitment fee for unused portions of the BWICO Credit Agreement is 0.375%. The BWICO Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

Existing Credit Facilities

The following discussions are based on our existing credit arrangements at March 31, 2010. These facilitates will be replaced by the facilities discussed above.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures. At March 31, 2010, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At March 31, 2010, there were no borrowings outstanding but letters of credit issued under the JRMSA Credit Facility totaled $207.0 million. At March 31, 2010, there was a total of $593.0 million available under this facility. While there were borrowings under this facility during the three months ended March 31, 2010, no amounts remain outstanding at March 31, 2010. The applicable interest rate at March 31, 2010 was 3.75% per year. In addition, JRMSA and its subsidiaries had $301.1 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at March 31, 2010.

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of March 31, 2010, bonds outstanding under this arrangement totaled $10.7 million.

Based on the liquidity position of our Offshore Oil and Gas Construction segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Government Operations

On December 9, 2003, one of our subsidiaries, BWXT, entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which was extended to June 30, 2010. This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The proceeds of the BWXT Credit Facility are available for working capital needs and other general corporate purposes of our Government Operations segment.

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements. The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment. At March 31, 2010, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity. Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At March 31, 2010, there were no borrowings outstanding but letters of credit issued under the BWXT Credit Facility totaled $59.0 million. At March 31, 2010, there was $76.0 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility. If there had been borrowings under this facility, the applicable interest rate at March 31, 2010 would have been 3.50 % per year.

At March 31, 2010, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.6 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At March 31, 2010, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of March 31, 2010, there were no outstanding borrowings but letters of credit issued under the B&W PGG Credit Facility totaled $189.4 million. At March 31, 2010, there was $210.6 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility. If there had been borrowings under this facility, the applicable interest rate at March 31, 2010 would have been 3.25% per year.

Certain foreign subsidiaries of B&W PGG have credit arrangements with various commercial banks for the issuance of bank guarantees. The aggregate value of all such bank guarantees as of March 31, 2010 was $16.8 million.

MII, B&W PGG and Babcock & Wilcox Holdings, Inc. jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of March 31, 2010, bonds issued under these arrangements in support of contracts totaled approximately $112.9 million. Any claim successfully asserted against such surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and Babcock & Wilcox Holdings, Inc. under the indemnity agreement.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $147.3 million to $1,050.6 million at March 31, 2010 from $1,197.9 million at December 31, 2009, primarily due to cash used in operating activities and purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by $167.4 million to a negative $452.9 million at March 31, 2010 from a negative $620.3 million at December 31, 2009, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts.

Our net cash used in operations was $78.6 million in the three months ended March 31, 2010, compared to $26.9 million for the three months ended March 31, 2009. This increase in cash used was primarily attributable to accounts payable and benefit-related liabilities, partially offset by improvements in our net contracts in progress and advance billings on contracts.

Our net cash used in investing activities increased by $25.5 million to $47.1 million in the three months ended March 31, 2010 from $21.6 million in the three months ended March 31, 2009. This increase in net cash used in investing activities was primarily attributable to acquisitions in the current period and an increase in restricted cash in the current period.

Our net cash from financing activities increased by $3.8 million to $0.2 million provided in the three months ended March 31, 2010 from $3.6 million used in the three months ended March 31, 2009. This increase in net cash from financing activities was primarily attributable to a net decrease in long-term debt payments in the current period and higher excess tax benefits related to stock-based compensation in the current period.

At March 31, 2010, we had restricted cash and cash equivalents totaling $96.0 million, $87.6 of which was held in restricted foreign accounts, $3.8 million was held as cash collateral for letters of credit, $4.0 million was held for future decommissioning of facilities, and $0.6 million was held to meet reinsurance reserve requirements of our captive insurance companies.

At March 31, 2010, we had investments with a fair value of $178.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of March 31, 2010, we had pledged approximately $32.6 million fair value of these investments in connection with certain reinsurance agreements.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments is currently in an unrealized loss position totaling $5.8 million at March 31, 2010. At December 31, 2009, we had unrealized losses on our investments totaling $6.9 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired at March 31, 2010.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize a bonding facility, but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2010, we had $756.5 million in letters of credit issued under our credit facilities and $123.6 million in surety bonds outstanding.

Our offshore oil and gas construction operations could be adversely impacted by the recent drilling rig accident and resulting oil spill.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. Our Offshore Oil and Gas Construction segment is currently pursuing opportunities in the Gulf of Mexico. At this time, we cannot predict what, if any, impact the Deepwater Horizon incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on our Offshore Oil and Gas Construction segment.

Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.

We engineer, construct and perform services in large industrial facilities where accidents or systems failures can have significant consequences. Risks inherent in our operations include:

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

        Any accident or failure at a site where we have provided products or services could result in significant professional liability, product liability, warranty and other claims against us, regardless of whether our products or services caused the incident. We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as those listed above.

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

Through two limited liability companies, we are also involved in management and operating activities for the U.S. Government at the Y-12 National Security Complex and Pantex Plant facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program. Instead, we rely on government contractual agreements, some insurance purchased specifically for the sites and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U.S. Government is contractually obligated to pay subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

In January 2010, we received notice from our existing nuclear liability underwriter that it intends to cancel our nuclear liability insurance, effective as of May 10, 2010, for our licensed facility in Erwin, Tennessee, which we acquired in December 2008 through our acquisition of Nuclear Fuel Services, Inc. The underwriter stated that the reason for the cancellation was a material change in risk that increased the risk of loss, and that this assessment was based on new information regarding the commercial development line at the facility. After the occurrence of the two incidents at the facility described under “Our nuclear operations subject us to various environmental, regulatory, financial and other risks” and prior to suspension of operations at the facility, the underwriter conducted a special inspection of the facility. We believe the underwriter’s decision to cancel the policy was based on its assessment of insured risk following that inspection. The cancellation occurred after the suspension of operations at the facility. We have obtained replacement coverage from a new nuclear insurance underwriter to cover the facility effective as of April 1, 2010. There can be no assurance, however, that any of our insurance coverages will be renewable upon the expiration of the coverage period or that future coverage will be available at preferred or required limits, which could increase our overall risk exposure for certain commercial activities at the Erwin facility.

We have a captive insurance company subsidiary which provides us with various insurance coverages. Claims as a result of our operations could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to an asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

Limitations or modifications to indemnification regulations of the U.S. or foreign countries could adversely affect our business.

The Price-Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the United States, while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear devices facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we may be entitled to some of the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents in the United States. The indemnification authority under the Price-Anderson Act was extended through December 2025 by the Energy Policy Act of 2005. We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s Nuclear Liability Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the United States. Accordingly, indemnification protections and the possibility of exclusions under Canada’s Nuclear Liability Act are similar to those under the Price-Anderson Act in the United States.

The Price-Anderson Act’s indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act’s indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with the international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.

Moreover, because we manufacture nuclear components for the U.S. Government’s defense program, we may be entitled to some of the indemnification protections afforded by Public Law 85-804 for certain of our nuclear operations risks. Public Law 85-804 authorizes certain agencies of the U.S. Government, such as the DOE and the U.S. Department of Defense, to indemnify their contractors against unusually hazardous or nuclear risks when such action would facilitate the national defense. However, because the indemnification protections afforded by Public Law 85-804 are granted on a discretionary basis, situations could arise where the U.S. Government elects not to offer such protections. In such situations, our business could be adversely affected by either our inability to obtain commercially adequate insurance or indemnification or our refusal to pursue such operations in the absence of such protections.

We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.

Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we operate.

Our failure to protect our intellectual property rights may result in the loss of valuable technologies or adversely affect our competitive business position. We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter or prevent misappropriation of our confidential information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to protect our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms.

Our operations involve the handling, transportation and disposal of radioactive and hazardous materials, and environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flow.

Our operations involve the handling, transportation and disposal of radioactive and hazardous materials. Failure to properly handle these materials could pose a health risk to humans or wildlife and could cause personal injury and property damage (including environmental contamination). If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. See Part I., Item 1. “Business – Governmental Regulations and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2009.

U.S. coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. In addition to recent legislation at the state level, the U.S. Congress is considering legislation that would limit greenhouse gas emissions, including carbon dioxide. In April 2007, the U.S. Supreme Court ruled that the U.S. Environmental Protection Agency (the “EPA”) has some authority to regulate greenhouse gases under the Clean Air Act. In 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large sources in the United States beginning in 2011 for emissions occurring in 2010 and a final rule finding that current and projected concentrations of six key greenhouse gases in the atmosphere threaten public health and welfare of current and future generations. In addition, in 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule. As a result of these and other developments, some plans for coal-fired power plants have been cancelled or suspended. We cannot predict the ultimate impact that legislative and regulatory developments in this area will have on the overall demand for our products and services.

In our contracts, we seek to protect ourselves from liability associated with accidents, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that our or our customers’ insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in many of our contracts. These policies do not protect us against all liabilities associated with accidents or for unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on changes in actuarial assumptions, future market performance of plan assets, future trends in health care costs and legislative or other regulatory actions.

A substantial portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Included in our condensed consolidated balance sheets at March 31, 2010 were liabilities for our pension and post-retirement plans totaling $902.3 million. See Note 7 to the combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 2 to the unaudited combined financial statements included in this Quarterly Report on Form 10-Q.

Our Government Operations segment relies on several single-source suppliers, which could, under certain circumstances, adversely affect our revenues and operating results.

Our Government Operations segment relies on several single-source suppliers for materials used in its products. If the supply of a single-sourced material is delayed or ceases, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our revenues and operating results. In addition, a single-source supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to the single-sourced materials.

The proposed spin-off of The Babcock & Wilcox Company is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may not achieve the intended results, and difficulties in connection with the spin-off could have an adverse effect on us.

The Babcock & Wilcox Company has filed a Form 10 registration statement with the Securities and Exchange Commission with respect to the distribution to our stockholders of all of the shares of common stock of The Babcock & Wilcox Company, which will hold, directly or indirectly, the assets and liabilities of our power generation systems and government operations businesses. The spin-off is contingent upon the approval of our board of directors, a favorable ruling from the Internal Revenue Service, the effectiveness of the Form 10 registration statement and other conditions. For these and other reasons, the spin-off may not be completed. Additionally, execution of the proposed spin-off will likely continue to require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the spin-off. Further, if the spin-off is completed, it may not achieve the intended results. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 16, 2010	84	$24.77	not applicable	not applicable
March 3, 2010	20,029	$25.67	not applicable	not applicable
March 5, 2010	146,055	$25.15	not applicable	not applicable

Total	166,168	$25.53	not applicable	not applicable

Item 5.	Other Information

We held our Annual Meeting of Stockholders on May 7, 2010.

The stockholders elected each of the 11 director nominees to the Board of Directors for a one-year term by a majority of the votes present in person or by proxy at the meeting and entitled to vote thereon:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
John F. Bookout, III	172,950,109	1,000,436	22,922,865
Roger A. Brown	172,922,864	1,027,681	22,922,865
Ronald C. Cambre	172,583,807	1,366,738	22,922,865
John A. Fees	172,629,074	1,321,471	22,922,865
Robert W. Goldman	172,865,310	1,085,235	22,922,865
Stephen G. Hanks	172,910,305	1,040,240	22,922,865
Oliver D. Kingsley, Jr.	172,753,777	1,196,768	22,922,865
D. Bradley McWilliams	172,661,344	1,289,201	22,922,865
Richard W. Mies	172,752,050	1,198,495	22,922,865
Thomas C. Schievelbein	172,598,630	1,351,915	22,922,865
David A. Trice	172,899,715	1,050,830	22,922,865

The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2010:

Votes For	Votes Against	Abstentions
195,630,254	931,082	312,074

As we announced on December 7, 2009, we are continuing to pursue the separation of the business and operations of our Power Generation Systems and Government Operations segments from the rest of our operations, through a spin-off distribution to our stockholders of all the common stock of The Babcock & Wilcox Company (“B&W”). In connection with the proposed spin-off, we anticipate that, of our current directors, the following directors will be appointed to the Board of Directors of B&W prior to the completion of the spin-off:

John A. Fees

Robert W. Goldman

Stephen G. Hanks

Oliver D. Kingsley, Jr.

D. Brad McWilliams

Richard W. Mies

We expect that Messrs. Hanks and McWilliams will serve on the Board of Directors of both MII and B&W, while the other B&W directors will resign from the MII Board of Directors upon completion of the spin-off.

Item 6.	Exhibits

Exhibit 3.1* – McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

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

Exhibit 4.1 – Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and letter of credit issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 4.2 – Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 4.3 – Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 4.4 – Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 10.1* – Seventh Amendment and Waiver, dated as of March 18, 2010, by and among BWX Technologies, Inc., Babcock & Wilcox Technical Services Group, Inc., BWXT Federal Services, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., NFS Holdings, Inc., Nuclear Fuel Services, Inc. and NOG-Erwin Holdings, Inc., the lenders referred to therein and Crédit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated as of March 18, 2010 (File No. 1-08430)).

Exhibit 10.2* – Separation Agreement, dated as of March 23, 2010, by and between J. Ray McDermott, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated as of March 23, 2010 (File No. 1-08430)).

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 – Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 – Section 1350 certification of Chief Financial Officer.

101.INS – XBTL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

By:	/S/ MICHAEL S. TAFF

Michael S. Taff
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Representative)

By:	/S/ DENNIS S. BALDWIN

Dennis S. Baldwin
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)

May 10, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and letter of credit issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.4	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

10.1*	Seventh Amendment and Waiver, dated as of March 18, 2010, by and among BWX Technologies, Inc., Babcock & Wilcox Technical Services Group, Inc., BWXT Federal Services, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., NFS Holdings, Inc., Nuclear Fuel Services, Inc. and NOG-Erwin Holdings, Inc., the lenders referred to therein and Crédit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated as of March 18, 2010 (File No. 1-08430)).

10.2*	Separation Agreement, dated as of March 23, 2010, by and between J. Ray McDermott, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated as of March 23, 2010 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.