Form 10-Q
period 2010-06-30
MCDERMOTT INTERNATIONAL INC
filed 2010-08-09
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding at August 5, 2010 was 232,257,560.

McDERMOTT INTERNATIONAL, INC.

INDEX – FORM 10–Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$777,554	$899,270
Restricted cash and cash equivalents (Note 1)	150,708	69,920
Accounts receivable – trade, net	568,515	642,995
Accounts and notes receivable – unconsolidated affiliates	13,657	5,806
Accounts receivable – other	64,829	68,035
Contracts in progress	351,923	400,831
Inventories (Note 1)	100,636	101,494
Deferred income taxes	90,702	100,828
Other current assets	99,890	68,742

Total Current Assets	2,218,414	2,357,921

Property, Plant and Equipment	2,691,060	2,608,740
Less: Accumulated depreciation	(1,312,985)	(1,271,135)

Net Property, Plant and Equipment	1,378,075	1,337,605

Investments	168,195	228,706

Goodwill	334,649	306,497

Deferred Income Taxes	242,826	275,567

Investments in Unconsolidated Affiliates	101,228	86,932

Other Assets	271,262	255,882

TOTAL	$4,714,649	$4,849,110

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$15,067	$16,270
Accounts payable	425,170	471,858
Accrued employee benefits	146,147	217,178
Accrued pension liability – current portion	130,914	173,271
Accrued liabilities – other	162,052	155,773
Accrued contract cost	86,599	103,041
Advance billings on contracts	595,410	689,334
Accrued warranty expense	117,213	118,278
Income taxes payable	59,617	64,029

Total Current Liabilities	1,738,189	2,009,032

Long-Term Debt	49,218	56,714

Accumulated Postretirement Benefit Obligation	105,270	105,605

Self-Insurance	91,247	87,222

Pension Liability	547,031	610,166

Other Liabilities	152,413	147,271

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 239,263,779 and 236,919,404 shares at June 30, 2010 and December 31, 2009, respectively	239,264	236,919
Capital in excess of par value	1,343,787	1,300,998
Retained earnings	1,087,622	951,647
Treasury stock at cost, 6,718,257 and 6,168,705 shares at June 30, 2010 and December 31, 2009, respectively	(83,284)	(69,370)
Accumulated other comprehensive loss	(598,441)	(612,997)

Stockholders’ Equity – McDermott International, Inc.	1,988,948	1,807,197
Noncontrolling interest	42,333	25,903

Total Stockholders’ Equity	2,031,281	1,833,100

TOTAL	$4,714,649	$4,849,110

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$1,333,562	$1,564,999	$2,515,492	$3,058,262

Costs and Expenses:
Cost of operations	1,006,733	1,275,058	1,941,584	2,503,680
Gains on asset disposals – net	(165)	(1,897)	(2,258)	(656)
Costs to spin-off The Babcock & Wilcox Company	66,218	—	90,420	—
Selling, general and administrative expenses	154,203	153,195	297,953	294,589

Total Costs and Expenses	1,226,989	1,426,356	2,327,699	2,797,613

Equity in Income of Investees	16,719	9,097	27,307	18,297

Operating Income	123,292	147,740	215,100	278,946

Other Income (Expense):
Interest income (expense) – net	(3,333)	4,987	(3,034)	6,844
Other income (expense) – net	(4,494)	(10,201)	(8,711)	(20,971)

Total Other Income (Expense)	(7,827)	(5,214)	(11,745)	(14,127)

Income before Provision for Income Taxes	115,465	142,526	203,355	264,819
Provision for Income Taxes	33,872	44,645	53,544	88,523

Net Income	81,593	97,881	149,811	176,296

Less: Net Income Attributable to Noncontrolling Interest	(5,559)	(5,326)	(13,836)	(6,049)

Net Income Attributable to McDermott International, Inc.	$76,034	$92,555	$135,975	$170,247

Earnings per Share:
Basic:
Net Income Attributable to McDermott International, Inc.	$0.33	$0.40	$0.59	$0.74
Diluted:
Net Income Attributable to McDermott International, Inc.	$0.32	$0.40	$0.58	$0.73

Shares used in the computation of earnings per share (Note 9):
Basic	231,847,145	229,273,441	231,335,723	228,794,113
Diluted	234,423,546	233,105,949	234,588,291	232,846,098

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders’ Equity MII	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Par Value
		(In thousands, except share amounts) (Unaudited)
Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100

Comprehensive Income
Net income	—	—	—	135,975	—	—	135,975	13,836	149,811
Amortization of benefit plan costs	—	—	—	—	—	29,493	29,493	—	29,493
Unrealized gain on investments	—	—	—	—	—	1,065	1,065	—	1,065
Realized gain on investments	—	—	—	—	—	162	162	—	162
Translation adjustments	—	—	—	—	—	(7,646)	(7,646)	(9)	(7,655)
Unrealized gain on derivatives	—	—	—	—	—	(13,317)	(13,317)	—	(13,317)
Realized gain on derivatives	—	—	—	—	—	4,799	4,799	—	4,799

Total comprehensive income, net of tax				135,975	—	14,556	150,531	13,827	164,358

Exercise of stock options	323,619	324	669	—	(650)	—	343	—	343
Excess tax benefits on stock options	—	—	2,127	—	—	—	2,127	—	2,127
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Shares returned to treasury	—	—	—	—	(13,264)	—	(13,264)	—	(13,264)
Accelerated vesting	1,738,734	1,739	(1,739)	—	—	—	—	—	—
Stock-based compensation charges	—	—	35,091	—	—	—	35,091	—	35,091
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(79)	(79)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	2,682	2,682

Balance June 30, 2010	239,263,779	$239,264	$1,343,787	$1,087,622	$(83,284)	$(598,441)	$1,988,948	$42,333	$2,031,281

Balance December 31, 2008	234,174,088	$234,174	$1,252,848	$564,591	$(63,026)	$(672,415)	$1,316,172	$341	$1,316,513

Comprehensive income
Net Income	—	—	—	170,247	—	—	170,247	6,049	176,296
Amortization of benefit plan costs	—	—	—	—	—	28,422	28,422	—	28,422
Unrealized loss on investments	—	—	—	—	—	(638)	(638)	—	(638)
Realized loss on investments	—	—	—	—	—	(86)	(86)	—	(86)
Translation adjustments	—	—	—	—	—	15,916	15,916	35	15,951
Unrealized gain on derivatives	—	—	—	—	—	4,765	4,765	—	4,765
Realized loss on derivatives	—	—	—	—	—	(624)	(624)	—	(624)

Total comprehensive income, net of tax				170,247	—	47,755	218,002	6,084	224,086

Exercise of stock options	77,160	77	114	—	151	—	342	—	342
Excess tax benefits on stock options	—	—	(3,132)	—	—	—	(3,132)	—	(3,132)
Contributions to thrift plan	625,823	626	7,698	—	—	—	8,324	—	8,324
Accelerated vesting	1,362,617	1,363	(1,363)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(4,904)	—	(4,904)	—	(4,904)
Stock-based compensation charges	—	—	17,947	—	—	—	17,947	—	17,947
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)

Balance June 30, 2009	236,239,688	$236,240	$1,274,112	$734,838	$(67,779)	$(624,660)	$1,552,751	$6,370	$1,559,121

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$149,811	$176,296

Non-cash items included in net income:
Depreciation and amortization	73,816	71,913
Income of investees, less dividends	(12,685)	(4,012)
Gains on asset disposals – net	(2,258)	(656)
Provision for deferred taxes	45,197	55,221
Amortization of pension and postretirement costs	45,743	44,094
Tax benefits from stock-based compensation	(2,127)	(235)
Other, net	26,409	26,725
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	59,764	(19,918)
Income tax receivable	12,419	56,177
Net contracts in progress and advance billings on contracts	(52,803)	(205,376)
Accounts payable	(44,455)	(69,860)
Income taxes	(6,315)	(10,093)
Accrued and other current liabilities	(9,615)	24,466
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(180,097)	(12,567)
Other, net	(31,203)	(29,155)

NET CASH PROVIDED BY OPERATING ACTIVITIES	71,601	103,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(80,788)	(30,693)
Purchases of property, plant and equipment	(126,745)	(129,386)
Acquisition of businesses, net of cash acquired	(32,045)	—
Net decrease in available-for-sale securities	61,716	148,725
Proceeds from asset disposals	4,675	2,311
Other, net	600	(2,117)

NET CASH USED IN INVESTING ACTIVITIES	(172,587)	(11,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(6,045)	(5,419)
Issuance of common stock	323	342
Payment of debt issuance costs	(15,390)	(45)
Tax benefits from stock-based compensation	2,127	235
Other, net	(13)	(64)

NET CASH USED IN FINANCING ACTIVITIES	(18,998)	(4,951)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,732)	(2,259)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,716)	84,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	899,270	586,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$777,554	$671,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,930	$2,548
Income taxes (net of refunds)	$48,257	$(16,903)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama, is an engineering and construction company with specialty manufacturing and service capabilities and is the parent company of the McDermott group of companies, including J. Ray McDermott, S.A. (“JRMSA”) and Babcock & Wilcox Investment Company (“BWICO”). In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Topic Consolidation. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures”. We have eliminated all significant intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

On December 7, 2009, we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company (“B&W”). On July 30, 2010, we completed the separation through a spin-off transaction that was intended to be tax-free to our shareholders. On July 2, 2010, our Board of Directors declared the spin-off distribution of all of the outstanding common stock of B&W to our shareholders of record as of July 9, 2010, with the distribution date being July 30, 2010. Accordingly, the spin-off was effected on July 30, 2010. Prior to July 2, 2010, we completed an internal restructuring that separated out the subsidiaries involved in our Government Operations segment and our Power Generation Systems segment operations and established B&W as the direct or indirect parent company of all those subsidiaries. Total estimated costs, consisting primarily of severance and costs for professional services directly related to the spin-off, approximated $102 million, of which $66.2 million and $90.4 million were recognized in the three and six month periods ended June 30, 2010, respectively, and $7.1 million was recognized in the three month period ended December 31, 2009.

Since the spin-off distribution was completed after June 30, 2010, the accounts of B&W and its subsidiaries are reflected as continuing operations in our condensed consolidated financial statements included in this report. For subsequent reporting periods, we expect to report B&W and its subsidiaries as discontinued operations.

At June 30, 2010, we operated in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems, further described as follows:

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

•

Our Government Operations segment included the business and operations of BWX Technologies, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., Babcock & Wilcox Technical Services Group, Inc. and their respective subsidiaries. This segment manufactured nuclear components and provided various services to the U.S. Government, including uranium

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy.

•

Our Power Generation Systems segment included the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Energy, Inc. and their respective subsidiaries. This segment supplied fossil-fired boilers, commercial nuclear steam generators and components, environmental equipment and components, and related services to customers in different regions around the world. It designed, engineered, manufactured, constructed and serviced large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and the related footnotes included in our annual report on Form 10-K for the year ended December 31, 2009 and other current filings with the Securities and Exchange Commission.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Currency translation adjustments	$8,718	$16,364
Net unrealized loss on investments	(5,634)	(6,861)
Net unrealized loss on derivative financial instruments	(12,208)	(3,690)
Unrecognized losses on benefit obligations	(589,317)	(618,810)

Accumulated other comprehensive loss	$(598,441)	$(612,997)

Inventories

The components of inventories are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Raw materials and supplies	$74,031	$74,056
Work in progress	6,791	6,382
Finished goods	19,814	21,056

Total inventories	$100,636	$101,494

Restricted Cash and Cash Equivalents

At June 30, 2010, we had restricted cash and cash equivalents totaling $150.7 million, $139.7 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities, $2.9 million of which was held in other restricted cash accounts, and $0.6 million of which was held to meet reinsurance reserve requirements of our captive insurance companies.

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements of our Government Operations and Power Generation Systems segments when we recognize the associated revenue on the related contracts. We include warranty costs associated with our Offshore Oil and Gas Construction segment as a component of our total contract cost estimate to satisfy contractual requirements, and we record the associated expense under the percentage -of-completion method of accounting for long-term construction contracts. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The following summarizes the changes in our accrued warranty expense:

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Balance at beginning of period	$118,278	$120,237
Additions and adjustments	3,501	16,417
Charges	(4,566)	(8,459)

Balance at end of period	$117,213	$128,195

Research & Development Expense

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration and our modular and scalable reactor business. For the six months ended June 30, 2010 and 2009 our net research and development expense included in cost of operations totaled approximately $33.5 million and $21.1 million, respectively.

Acquisitions

In April 2010, a subsidiary of BWICO acquired the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, for approximately $22.0 million and recorded approximately $10.0 million in goodwill. This acquisition includes GE Energy’s electrostatic precipitator replacement parts and mechanical components product lines, performance-enhancing hardware, controls and software, remote diagnostics equipment and emissions monitoring products and services. These products and services are used by a wide variety of power generation and industrial customers to monitor and control particulates and other emissions from power plants, factories and other facilities. These business units maintain offices in the United States in Kansas City, Missouri, Folkston, Georgia, Newport News, Virginia and Hatfield, Pennsylvania, as well as locations in Germany, India and China.

In January 2010, a subsidiary of BWICO acquired the net assets of Gotaverken Miljo AB (GMAB), a flue gas cleaning and energy recovery company based in Gothenburg, Sweden. In connection with this acquisition, we recorded goodwill of approximately $8.0 million.

The purchase price allocations for both of these acquisitions are expected to be finalized by the end of 2010.

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Offshore Oil and Gas Construction (1)	Government Operations	Power Generation Systems	Total
	(In thousands)
Balance at December 31, 2009	$43,631	$167,407	$95,459	$306,497
Acquisition of Gotaverken Miljo AB assets	—	—	7,983	7,983
Acquisition of GE Energy assets	—	—	10,312	10,312
Transaction with Oceanteam ASA	11,753	—	—	11,753
Foreign currency translation adjustments	(639)	—	(1,257)	(1,896)

Balance at June 30, 2010	$54,745	$167,407	$112,497	$334,649

(1)	Changes to the gross carrying amount of goodwill primarily relate to preliminary purchase price allocations on 2009 transactions.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Fair Value Measurements and Disclosures. This update adds new fair value disclosures for certain transfers of investments between Level 1 and Level 2 measurements and clarifies existing disclosures regarding valuation techniques. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our consolidated financial statements.

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

New Accounting Standard

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. The disclosure provisions under this revision will be effective for us in 2011, in both interim and annual disclosures. We do not expect the adoption of this revision to have a material impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the accounting standards discussed in our annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Service cost	$10,231	$9,611	$20,434	$19,176	$267	$231	$534	$462
Interest cost	40,877	40,086	81,814	80,187	1,969	2,153	3,933	4,323
Expected return on plan assets	(39,264)	(37,016)	(78,488)	(73,925)	(412)	(376)	(823)	(753)
Amortization of prior service cost	903	697	1,801	1,387	19	17	37	32
Amortization of transition obligation	—	—	—	—	71	63	141	122
Recognized net actuarial loss	21,549	20,948	43,082	41,749	342	404	682	809

Net periodic benefit cost	$34,296	$34,326	$68,643	$68,574	$2,256	$2,492	$4,504	$4,995

Amortization of Benefit Plan Costs in the accompanying Condensed Consolidated Statements of Stockholders’ Equity is shown net of $16.3 million and $15.7 million of taxes, for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2009 (our “2009 10-K”).

Investigations and Litigation

Since January 2010, six suits (including the McMunn Litigation described in our 2009 10-K) involving over 60 plaintiffs have been filed against B&W PGG, Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (together with B&W PGG, the “B&W Parties”) and Atlantic Richfield Company, a subsidiary of BP plc (“ARCO”) in the United States District Court for the Western District of Pennsylvania (the “Apollo and Parks Township Litigation”). The plaintiffs

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

in the Apollo and Parks Township Litigation allege, among other things, that they suffered personal injuries and property damage as a result of alleged radioactive and non-radioactive releases relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania. Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”), which was acquired by B&W PGG. The plaintiffs in the Apollo and Parks Township Litigation seek compensatory and punitive damages. It is possible that additional, similar lawsuits will be filed.

At the time of ARCO’s sale of NUMEC to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO from claims or liabilities arising as a result of pre-closing NUMEC or ARCO actions.

We intend to vigorously defend these matters, and believe that in the event of liability, if any, the claims alleged in the Apollo and Parks Township Litigation will be resolved within the limits of coverage of our insurance policies and/or the ARCO indemnity.

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (MII’s former Chief Financial Officer) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts in our Offshore Oil and Gas Construction segment for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint, which was referred to a Magistrate Judge. In February 2010, the Magistrate Judge entered a Memorandum and Recommendation on the motion, finding that the plaintiffs had failed to state a claim for relief under the securities laws and therefore recommended to the District Court that motion to dismiss be granted. On March 26, 2010, the Court issued an order adopting the Magistrate Judge’s recommendations in full and dismissing the case. However, the order granted the plaintiffs leave to request to amend their complaint and, on April 30, 2010, the plaintiffs filed a motion with the District Court for leave to amend the complaint. The defendants filed their opposition to plaintiffs’ motion in May 2010 and the District Court has not yet ruled on the matter. We continue to believe the substantive allegations contained in the amended complaint are without merit, and we intend to defend against these claims vigorously.

For further information regarding the Apollo and Parks Township Litigation and other proceedings, please refer to Note 10 to the consolidated financial statements included in Part II of our 2009 10-K, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

Other

In order to effect the distribution and govern MII’s relationship with B&W after the distribution, MII entered into a master separation agreement with B&W. In addition to the master separation agreement, MII and B&W entered into other agreements in connection with the distribution, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and B&W contains the key provisions relating to the separation of the B&W business from MII and the distribution of B&W shares of common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to B&W by MII or by B&W to MII in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we are also indemnifying B&W against various claims and liabilities related to the past operation of MII’s business (other than B&W’s business).

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes.

Transition Services Agreements

Under the transition services agreements, MII and B&W are providing each other certain transition services on an interim basis. Such services include, among others, accounting, human resources, information technology, legal, risk management, tax and treasury services. In consideration for such services, MII and B&W each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2010, we were subject to contingent liabilities for liquidated damages aggregating approximately $114 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $14 million has been recorded in our financial statements. We do not believe any additional amounts for these potential liquidated damages are probable of being paid by us. The trigger dates for these potential liquidated damages range from June 2008 to August 2009. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

NOTE 4 – LONG-TERM DEBT AND NOTES PAYABLE

The following table presents information relating to our long-term debt and notes payable:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Long-term debt:
Unsecured Debt:
Other notes payable through 2012	$4,873	$5,916
Secured Debt:
Offshore Oil and Gas Construction – debt acquired in vessel acquisition	55,807	62,330
Power Generation Systems – various notes payable	1,269	1,659
Capitalized lease obligations	—	13

	61,949	69,918
Less: Amounts due within one year	12,731	13,204

Long-term debt	$49,218	$56,714

Notes payable and current maturities of long-term debt:
Short-term lines of credit	$2,336	$3,066
Current maturities of long-term debt	12,731	13,204

Total	$15,067	$16,270

Weighted average interest rate on short-term borrowing	5.3%	5.3%

        Maturities of long-term debt for the 12-month periods ending subsequent to June 30, 2010 are as follows: 2011 – $15.1 million; 2012 – $5.1 million; 2013 – $6.2 million; 2014 – $6.1 million; 2015 – $31.5 million; thereafter – $0.2 million.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

JRMSA Credit Agreement

On May 3, 2010, McDermott International, Inc and J. Ray McDermott, S.A., a direct, wholly owned subsidiary of MII, entered into a Credit Agreement (the “JRMSA Credit Agreement”) with a syndicate of lenders and letter of credit issuers.

The JRMSA Credit Agreement replaces JRMSA’s prior $800.0 million senior secured revolving credit facility. All amounts outstanding under JRMSA’s previous senior secured revolving credit facility have been repaid with borrowings under the JRMSA Credit Agreement, and all letters of credit outstanding under that previous facility are now deemed issued under the JRMSA Credit Agreement. JRMSA was the initial borrower under the JRMSA Credit Agreement and on July 30, 2010, in conjunction with the completion of the spin-off of B&W, MII replaced JRMSA as the borrower under the JRMSA Credit Agreement.

The JRMSA Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900.0 million, and the credit facility is scheduled to mature on May 3, 2014. Proceeds from borrowings under the JRMSA Credit Agreement are available for working capital needs and other general corporate purposes. The JRMSA Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1,200.0 million for all revolving loan and letter of credit commitments under the JRMSA Credit Agreement. In addition, the JRMSA Credit Agreement contains various covenants and other restrictions.

At June 30, 2010, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Agreement totaled $247.9 million. At June 30, 2010, there was $652.1 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Agreement. Borrowings under this facility during the June 30, 2010 quarter had an applicable interest rate of approximately 5.25% per year. In addition, JRMSA and its subsidiaries had $310.4 million in outstanding unsecured letters of credit and MII had $6.0 million in secured letters of credit, under separate arrangements with financial institutions at June 30, 2009.

BWICO Credit Agreement

On May 3, 2010, BWICO entered into a credit agreement (the “BWICO Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The BWICO Credit Agreement replaced the previous credit facilities in our Power Generation Systems and Government Operations segments, respectively. The BWICO Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700.0 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the BWICO Credit Agreement are available for working capital needs and other general corporate purposes of our Government Operations and Power Generation Systems segments.

At June 30, 2010, there were no borrowings outstanding but letters of credit issued under the BWICO Credit Agreement totaled $261.7 million. At June 30, 2010, there was $438.3 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility. If there had been borrowings under this facility, the applicable interest rate at June 30, 2010 would have been 4.75% per year.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our condensed consolidated statements of income.

        We have designated all of our forward contracts as cash flow hedging instruments. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At June 30, 2010, we had deferred approximately $12.2 million of net losses on these derivative financial instruments in accumulated other comprehensive loss and we expect to recognize the net losses on the derivative financial instruments in the periods that we recognize the net gains on the forecasted transactions. We expect to recognize approximately $9.0 million of the deferred net losses over the next 12 months.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

At June 30, 2010, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $505.0 million at June 30, 2010, with maturities extending to June 2013. These instruments consist primarily of contracts to purchase or sell Euros or Canadian Dollars. The fair value of these contracts was in a net liability position totaling $9.7 million at June 30, 2010. The fair value of outstanding derivative contracts is determined using observable financial market inputs and are classified as Level 2 in nature.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk. We also attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in the credit agreement described in Note 4. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$2,700	$3,527
Accounts payable	$12,366	$4,313

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$—	$458
Accounts payable	$—	$65

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(10,196)	$8,479	$(13,923)	$5,607

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$1,126	$364	$1,585	$(214)
Cost of operations	$2,510	$2,120	$2,619	$1,194
Other income (expense) – net	$972	$275	$1,610	$238
Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other income (expense) – net	$(2,162)	$(492)	$(6,108)	$(1,592)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts and Currency Options:
Gain (loss) recognized in income
Location
Other income (expense) – net	$—	$1,942	$34	$(6,347)

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value at June 30, 2010 and December 31, 2009 (In thousands):

	(Unaudited)
	6/30/10	Level 1	Level 2	Level 3
Mutual funds	$4,710	$—	$4,710	$—
Certificates of deposit	14	—	14	—
U.S. Government and agency securities	137,743	137,743	—	—
Asset-backed securities and collateralized mortgage obligations	10,739	—	3,084	7,655
Corporate notes and bonds	14,997	—	14,997	—

Total(1)	$168,203	$137,743	$22,805	$7,655

	12/31/09	Level 1	Level 2	Level 3
Mutual funds	$4,944	$—	$4,944	$—
Certificates of deposit	2,522	—	2,522	—
U.S. Government and agency securities	163,466	148,683	14,783	—
Asset-backed securities and collateralized mortgage obligations	10,555	—	3,061	7,494
Corporate notes and bonds	47,231	—	47,231	—

Total(1)	$228,718	$148,683	$72,541	$7,494

(1)	An immaterial amount of short-term investments are included in other current assets in the accompanying condensed consolidated balance sheets.

Changes in Level 3 Instruments

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the period ended June 30, 2010 (In thousands) (Unaudited):

Balance, beginning of the year	$7,494
Total realized and unrealized gains (losses):	1,277
Included in other income (expense)	25
Included in other comprehensive income	1,252
Purchases, issuances and settlements	(111)
Principal repayments	(1,005)

Balance, end of period	$7,655

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The estimated fair values of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$777,554	$777,554	$899,270	$899,270
Restricted cash and cash equivalents	$150,708	$150,708	$69,920	$69,920
Investments(1)	$168,203	$168,203	$228,718	$228,718
Debt	$64,285	$63,531	$72,984	$73,505
Forward contracts	$(9,666)	$(9,666)	$(394)	$(394)
Foreign currency options	$—	$—	$4,747	$4,747

(1)	An immaterial amount of short-term investments are included in other current assets in the accompanying condensed consolidated balance sheets.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 is as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(Unaudited)
	(In thousands)
	Three Months Ended June 30, 2010
Stock options	$4,322	$(401)	$3,921
Restricted stock	2,492	(272)	2,220
Performance shares	6,332	(565)	5,767
Performance and deferred stock units	5,673	(784)	4,889

Total	$18,819	$(2,022)	$16,797

	Three Months Ended June 30, 2009
Stock options	$831	$(279)	$552
Restricted stock	2,216	(366)	1,850
Performance shares	4,871	(1,712)	3,159
Performance and deferred stock units	2,768	(923)	1,845

Total	$10,686	$(3,280)	$7,406

	Six Months Ended June 30, 2010
Stock options	$8,062	$(664)	$7,398
Restricted stock	3,801	(556)	3,245
Performance shares	14,106	(1,746)	12,360
Performance and deferred stock units	11,307	(1,646)	9,661

Total	$37,276	$(4,612)	$32,664

	Six Months Ended June 30, 2009
Stock options	$1,059	$(355)	$704
Restricted stock	3,378	(728)	2,650
Performance shares	11,396	(3,894)	7,502
Performance and deferred stock units	3,878	(1,289)	2,589

Total	$19,711	$(6,266)	$13,445

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

NOTE 8 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
REVENUES:
Offshore Oil and Gas Construction	$645,084	$832,700	$1,164,629	$1,541,224
Government Operations	267,175	261,397	520,426	518,502
Power Generation Systems	422,364	471,591	832,095	1,000,164
Adjustments and eliminations	(1,061)	(689)	(1,658)	(1,628)

	$1,333,562	$1,564,999	$2,515,492	$3,058,262

OPERATING INCOME:
Offshore Oil and Gas Construction	$110,562	$67,802	$193,346	$112,840
Government Operations	50,512	57,473	86,465	103,225
Power Generation Systems	39,834	43,865	49,135	102,024

	$200,908	$169,140	$328,946	$318,089

Unallocated Corporate(1)	(77,616)	(21,400)	(113,846)	(39,143)

Total Operating Income(2)	$123,292	$147,740	$215,100	$278,946

Other Income (Expense):
Interest income (expense) – net	$(3,333)	$4,987	$(3,034)	$6,844
Other expense – net	(4,494)	(10,201)	(8,711)	(20,971)

Total Other Expense	$(7,827)	$(5,214)	$(11,745)	$(14,127)

Income before Provision for Income Taxes	$115,465	$142,526	$203,355	$264,819

(1) Unallocated corporate includes general corporate overhead not allocated to segments, including costs to spin-off B&W.
(2) Included in operating income is the following:
Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(715)	$(1,056)	$(4,146)	$(2,201)
Government Operations	9,975	8,652	19,453	17,354
Power Generation Systems	7,459	1,501	12,000	3,144

	$16,719	$9,097	$27,307	$18,297

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:

Net income attributable to McDermott International, Inc.	$76,034	$92,555	$135,975	$170,247

Weighted average common shares	231,847,145	229,273,441	231,335,723	228,794,113

Basic earnings per common share	$0.33	$0.40	$0.59	$0.74

Diluted:
Net income attributable to McDermott International, Inc.	$76,034	$92,555	$135,975	$170,247

Weighted average common shares (basic)	231,847,145	229,273,441	231,335,723	228,794,113
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	2,576,401	3,832,508	3,252,568	4,051,985

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	234,423,546	233,105,949	234,588,291	232,846,098

Diluted earnings per common share	$0.32	$0.40	$0.58	$0.73

(1)	As of June 30, 2010, approximately 701,000 shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	effects of the spin-off, including with respect to taxes;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and execution;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government and electric power generating companies;

•	the highly competitive nature of most of our operations;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	changes in legislation and regulations which impact the ability of inverted companies and their subsidiaries to obtain contracts from the U.S. Government;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	the risk we might not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiaries; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving B&W PGG and several of its subsidiaries.

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

Spin-Off Transaction

On December 7, 2009, we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company (“B&W”). On July 30, 2010, we completed the separation through a spin-off transaction that was intended to be tax-free to our shareholders. On July 2, 2010, our Board of Directors declared the spin-off distribution of all of the outstanding common stock of B&W to our shareholders of record as of July 9, 2010, with the distribution date being July 30, 2010. Accordingly, the spin-off was effected on July 30, 2010. Prior to July 2, 2010, we completed an internal restructuring that separated out the subsidiaries involved in our Government Operations segment and our Power Generation Systems segment operations and established B&W as the direct or indirect parent company of all those subsidiaries. Total estimated costs, consisting primarily of severance and costs for professional services directly related to the spin-off, approximated $102 million, of which $66.2 million and $90.4 million were recognized in the three and six month periods ended June 30, 2010, respectively, and $7.1 million was recognized in the three month period ended December 31, 2009.

Since the spin-off distribution was completed after June 30, 2010, the accounts of B&W and its subsidiaries are reflected as continuing operations in our condensed consolidated financial statements included in this report. For subsequent reporting periods, we expect to report B&W and its subsidiaries as discontinued operations.

Accounting for Contracts

As of June 30, 2010, in accordance with the percentage-of-completion method of accounting, we have estimated our costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2010, we were subject to contingent liabilities for liquidated damages aggregating approximately $114.0 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $14.0 million has been recorded in our financial statements. We do not believe any additional amounts for these potential liquidated damages are probable of being paid by us. The trigger dates for these potential liquidated damages range from June 2008 to August 2009. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

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

Government Operations Segment

The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry. With its specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Government Operations segment also participates in the cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy.

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies during the six months ended June 30, 2010, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

McDermott International, Inc. (Consolidated)

Revenues decreased approximately 15%, or $231.4 million, to $1,333.6 million in the three months ended June 30, 2010, compared to $1,565.0 million for the corresponding period of 2009. Our Offshore Oil and Gas Construction segment experienced a $187.6 million, or 23%, decrease in its revenues during the second quarter of 2010 compared to the second quarter of 2009, attributable primarily to decreased revenues in its Middle East operations. In the second quarter of 2010, as compared to the second quarter of 2009, our Power Generation Systems segment experienced a $49.2 million, or 10%, reduction in its revenues attributable primarily to decreases in its new-build steam generation and aftermarket services businesses. Additionally, our Government Operations segment generated a 2%, or $5.8 million increase in its revenues during the three months ended June 30, 2010 compared to the corresponding period of 2009.

Operating income decreased $24.4 million to $123.3 million in the three months ended June 30, 2010 from $147.7 million for the corresponding period of 2009. We experienced costs associated with the spin-off of B&W totaling $66.2 million in the three months ended June 30, 2010. The operating income of our Offshore Oil and Gas Construction segment increased by $42.8 million in the three months ended June 30, 2010 compared to the comparable period in 2009. The operating income of our Power Generation Systems and Government Operations segments decreased $4.0 million and $7.0 million, respectively, in the second quarter of 2010, as compared to the second quarter of 2009. Corporate operating expenses also increased in the three months ended June 30, 2010 compared to the comparable period in 2009.

Offshore Oil and Gas Construction

Revenues decreased approximately 23%, or $187.6 million, to $645.1 million in the three months ended June 30, 2010 compared to $832.7 million for the corresponding 2009 period. The majority of the decrease was concentrated in our Middle East operations, where revenues declined 29%, or $143.7 million, influenced primarily by three projects, one requiring the fabrication and installation of jackets, decks and pipelines, one for fabrication and installation of decks and pipelines and another project for the installation of pipelines. These projects were ongoing during the 2009 quarter but were substantially complete prior to the 2010 period. Project activity to provide platforms, pipelines, jackets and decks, which began in the current quarter only partially offset the revenue decline. We also recognized a $33.0 million decline in revenue from our Asia Pacific region, impacted primarily by the completion of certain projects that were active during the 2009 period but not in the 2010 period.

Operating income increased $42.8 million from $67.8 million in the three months ended June 30, 2009 to $110.6 million in the three months ended June 30, 2010. The increase was primarily attributable to improved project performance in our Middle East operations. In the three months ended June 30, 2009, certain Qatar projects accounted for $11.0 million in contract losses, driven primarily by cost increases due to mechanical downtime on marine vessels and lower productivity, as compared to contract profits of approximately $38.0 million in the second quarter of 2010, driven primarily by change orders and cost savings. Increased activity and project improvements on Saudi Arabia projects in the 2010 period also contributed to the improved performance in the Middle East. These increases were partially offset by declines in our Atlantic region, attributable to lower marine asset utilization in the Gulf of Mexico.

Government Operations

Revenues increased approximately 2%, or $5.8 million, to $267.2 million in the three months ended June 30, 2010 compared to $261.4 million in the corresponding period of 2009, primarily attributable to increased volume in the manufacture of nuclear components for certain U.S. Government programs ($25.6 million) and increased revenues from our management and operating contracts at two government sites. These increases were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($11.9 million) and lower volumes in commercial manufacturing ($9.0 million).

Operating income decreased $7.0 million to $50.5 million in the three months ended June 30, 2010 compared to $57.5 million in the corresponding period of 2009, primarily attributable to favorable contract cost adjustments related to a downblending contract at our Nuclear Fuel Services, Inc. subsidiary in the three months ended June 30, 2009. We also experienced lower volumes in the manufacture of components for a commercial uranium enrichment project. These decreases were partially offset by increased contract productivity and volume in the manufacture of nuclear components for certain U.S. Government programs and increased fees earned from our management and operating contracts at several government sites. Our equity in income of investees increased $1.3 million to $10.0 million in the three months ended June 30, 2010, compared to $8.7 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites, partially offset by lower results at our facility in Idaho.

Power Generation Systems

Revenues decreased approximately 10%, or $49.2 million, to $422.4 million in the three months ended June 30, 2010, compared to $471.6 million in the corresponding period of 2009. This decrease was primarily attributable to a $26.5 million decrease in revenues from our new-build steam generation business, which principally consists of our utility, industrial and renewable boiler products operations. In addition, we experienced a $22.9 million decrease in our aftermarket services business, primarily related to a reduction in our repair, alteration and maintenance activities. The main driver for these decreases in revenues was a significant decrease in orders in 2009 and particularly in the last six months of 2009. These reductions in orders booked followed a Federal Appeals Court’s overturning of the Clean Air Interstate Rule, the Clean Air Mercury Rule and the Industrial Boiler Rule on Maximum Achievable Control Technology. The overturning of these rules and regulations, along with the uncertainty concerning any new legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the Environmental Protection Agency (“EPA”) have delayed the construction of new coal-fired power plants in the United States.

Operating income decreased $4.0 million to $39.8 million in the three months ended June 30, 2010 compared to $43.9 million in the corresponding period of 2009. We experienced decreases in our new-build steam generation and aftermarket services businesses totaling $15.6 million, primarily attributable to the reductions in revenues discussed above. These decreases were partially offset by an increase in operating income totaling $6.0 million from our new-build environmental business, which includes the manufacture and sale of scrubber products, particle control products and our selective catalytic reduction systems applications. These increases were primarily attributable to the effects of timing on projects completed in the three months ended June 30, 2010 compared to the corresponding period of 2009. In addition, in the three months ended June 30, 2010, we experienced an increase in our selling, general and administrative expenses totaling $7.7 million, primarily attributable to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, and increases in our selling and marketing expenses. In the three months ended June 30, 2010, we also experienced an increase in our research and development expense totaling $6.0 million primarily attributable to development work on the B&W mPower™ initiative. These reductions in operating income were partially offset by the incurrence of lower warranty expense totaling $11.6 million in the three months ended June 30, 2010 compared to 2009. Our provisions for warranty in the three months ended June 30, 2009 included additional warranty provisions related to specific corrective items. In addition, we experienced an increase in income of investees totaling $6.0 million primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials.

Corporate

Unallocated corporate expenses increased $56.2 million to $77.6 million in the three months ended June 30, 2010, as compared to $21.4 million for the corresponding period in 2009, primarily attributable to increased expenses totaling $66.2 million for severance and professional services related to the spin-off of B&W. These increases were partially offset by lower compensation expenses attributable to reductions in headcount and lower expenses associated with systems development activities in the three months ended June 30, 2010 compared to the corresponding period of 2009.

Other Income Statement Items

Interest income (expense) – net decreased $8.3 million to expense of $3.3 million in the three months ended June 30, 2010, primarily due to the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facilities ($4.1 million), lower capitalized interest ($2.9 million), lower cash and investment balances ($1.6 million) and other financing related charges.

Other income (expense) – net decreased by $5.7 million to expense of $4.5 million in the three months ended June 30, 2010, primarily due to higher currency translation exchange losses incurred in the second quarter of 2009.

Provision for Income Taxes

For the three months ended June 30, 2010, the provision for income taxes decreased $10.7 million to $33.9 million, while income before provision for income taxes decreased $27.0 million to $115.5 million. Our effective tax rate for the three months ended June 30, 2010 was approximately 29.3%, as compared to 31.3% for the three months ended June 30, 2009. The 2010 period reflects the effect of setting up valuation allowances on certain domestic deferred tax assets that may not be realized due to the spin-off of the B&W business. The prior year included a benefit associated with our evaluation of amounts ultimately payable for certain proposed audit adjustments.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below (In thousands) (Unaudited):

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended June 30,
	2010	2009	2010	2009	2010	2009
United States	$22,925	$52,630	$16,746	$21,532	73.04%	40.91%
Non-United States	92,540	89,896	17,126	23,113	18.50%	25.71%

Total	$115,465	$142,526	$33,872	$44,645	29.33%	31.32%

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

McDermott International, Inc. (Consolidated)

Revenues decreased approximately 18%, or $542.8 million, to $2,515.5 million in the six months ended June 30, 2010, compared to $3,058.3 million in the corresponding period of 2009. Our Offshore Oil and Gas Construction segment experienced a 24%, or $376.6 million reduction in its revenues, attributable primarily to its Middle East operations. Our Power Generation Systems segment experienced a 17%, or $168.1 million reduction in its revenues for the six months ended June 30, 2010 compared to the corresponding period of 2009, attributable primarily to decreases in its new-build environmental, and aftermarket services businesses. Our Government Operations segment generated a 0.4%, or $1.9 million increase in revenues in the six months ended June 30, 2010 compared to the corresponding period of 2009.

Operating income decreased $63.8 million, to $215.1 million in the six months ended June 30, 2010 from $278.9 million for the corresponding period of 2009. The operating income of our Power Generation Systems segment decreased $52.9 million in the six months ended June 30, 2010, as compared to the corresponding period in 2009. In addition, the operating income of our Government Operations segment decreased $16.7 million to $86.5 million in the six months ended June 30, 2010, as compared to the corresponding period in 2009. These decreases were partially offset by an $80.5 million increase in the operating income of our Offshore Oil and Gas Construction segment in the six months ended June 30, 2010, as compared to the corresponding period in 2009. In addition, we experienced costs associated with the spin-off of B&W totaling $90.4 million in the six months ended June 30, 2010. Corporate operating expenses also increased in the six months ended June 30, 2010 compared to the comparable period in 2009.

Offshore Oil and Gas Construction

Revenues decreased approximately 24%, or $376.6 million, to $1,164.6 million in the six months ended June 30, 2010 compared to $1,541.2 million in the corresponding 2009 period. The majority of the decline in revenues was concentrated in the Middle East region, where revenues declined 37%, or $332.4 million. Two substantially complete projects primarily contributed to the decrease, a project for fabrication and installation of decks and pipelines and a project requiring the fabrication and installation of jackets, decks and pipelines. These declines were partially offset by revenues from work performed on new contract awards for platforms, pipelines and topsides. Additionally, we experienced a $40.0 million revenue decline in our Atlantic operations, driven principally by lower activity levels in the Gulf of Mexico, resulting in reduced marine asset utilization.

Operating income increased $80.5 million to $193.3 million in the six months ended June 30, 2010 from $112.8 million for the six months ended June 30, 2009. The increase was primarily concentrated in our Middle East and Asia Pacific regions. Increases in the Middle East resulted largely from the substantial completion of work on certain Qatar projects, which in the first six months of the prior year period accounted for $16.0 million in contract losses, compared to contract profits of approximately $78.0 million in the first six months of 2010, primarily from change orders and cost savings. Change orders and cost savings on Saudi Arabia projects added to the improvement in the Middle East. Increases in our Asia Pacific operations were influenced by increased activity levels and project improvements. These increases were partially offset by declines in the Atlantic and Caspian regions, reflecting reduced activity levels.

Government Operations

Revenues increased approximately 0.4%, or $1.9 million, to $520.4 million in the six months ended June 30, 2010, compared to $518.5 million in the corresponding period of 2009, primarily attributable to increased volumes in the manufacture of nuclear components for certain U.S. Government programs ($57.7 million) and increased revenues from our management and operating contracts at two government sites. These factors were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($30.8 million) and lower volumes in commercial manufacturing ($24.5 million).

Operating income decreased $16.7 million to $86.5 million in the six months ended June 30, 2010 compared to $103.2 million for the corresponding period of 2009, primarily attributable to production delays and lower productivity at our NFS facility. In December 2009, we temporarily suspended the operations of NFS in consultation with the NRC following the occurrence of two separate incidents that we reported to the NRC in October and November 2009. The October 2009 incident involved the generation of excessive heat and a hazardous gas at a specialized cleaning station. The incident was caused by the processing of a small amount of uranium-aluminum material in nitric acid. This incident resulted in some damage to piping, but did not result in any injuries to personnel or offsite releases of chemical or radioactive material. The November 2009 incident involved a fire in a glovebox enclosure. The incident was caused by a reaction between fluorine gas in a cylinder of uranium and the fiberglass backing of the teflon lining of a vent hose attached to the cylinder within the glovebox enclosure. This incident resulted in damage to a hose and a faceplate within the glove box enclosure, but did not result in any injuries to personnel or offsite releases of chemical or radioactive material. Inspections conducted separately by the NRC, our existing nuclear liability underwriter and us revealed specific modifications necessary to improve Nuclear Fuel Services, Inc.’s overall safety performance. The suspended operations included production operations, the commercial development line and the highly enriched uranium down-blending facility. These operations are in the process of being brought back on line through a phased restart, which we commenced in March 2010 following completion of a third-party review and NRC review of the modifications that were implemented. The production operations are now fully operational. We began bringing the highly enriched uranium down-blending facility back on line, through a phased restart, in May 2010, and the facility is now substantially fully operational. That line represented less than 0.5% of our combined revenues in 2009. The impact of the shutdown on operating income was approximately $10.0 million in the six months ended June 30, 2010. In addition, we experienced lower volumes in the manufacture of components for a commercial uranium enrichment project and increased general and administrative expenses. In addition, the six months ended June 30, 2009 included favorable contract cost adjustments related to a downblending contract. These factors were partially offset by increased contract productivity and volumes in the manufacture of nuclear components for certain U.S. Government programs and increased fees earned from our management and operating contracts at several government sites. Our equity in income from investees increased $2.1 million to $19.5 million in the six months ended June 30, 2010, compared to $17.4 million in the corresponding period of 2009, primarily attributable to higher fees earned at two of our government sites, partially offset by lower results at our facility in Idaho.

Power Generation Systems

Revenues decreased approximately 17%, or $168.1 million, to $832.1 million in the six months ended June 30, 2010, compared to $1,000.2 million in the corresponding period of 2009. This decrease was primarily attributable to decreases totaling $86.7 million in our new-build environmental business and our selective catalytic reductions systems applications, and decreases totaling $75.3 million in our aftermarket services business, primarily related to a reduction in repair, alteration and maintenance activities. These decreases in revenues were partially offset by increases in revenues from our nuclear service and nuclear steam generator operations. The main driver for these decreases in revenues was a significant decrease in orders in 2009 and particularly in the last six months of 2009. These reductions in orders booked followed a Federal Appeals Court’s overturning of the Clean Air Interstate Rule, the Clean Air Mercury Rule and the Industrial Boiler Rule on Maximum Achievable Control Technology. The overturning of these rules and regulations, along with the uncertainty concerning any new legislation or replacement rules or regulations, has caused many of our major customers, principally electric utilities, to delay making substantial capital expenditures for new plants, as well as upgrades to existing power plants. In addition, considerations surrounding greenhouse gas limits under consideration by the U.S. Congress and the

EPA have delayed the construction of new coal-fired power plants in the United States. These decreases were partially offset by increases in revenues from our nuclear service and nuclear steam generator operations.

Operating income decreased $52.9 million to $49.1 million in the six months ended June 30, 2010 compared to $102.0 million in the corresponding period of 2009. We experienced decreases in our new-build environmental business totaling $16.3 million, our new-build steam generation business totaling $22.3 million and our aftermarket services business totaling $13.5 million, primarily attributable to the decreases in revenues discussed above. In addition, we experienced an increase in our selling, general and administrative expenses totaling $13.2 million, primarily attributable to our acquisition of the electrostatic precipitator aftermarket and emissions monitoring business units of GE Energy, a division of General Electric Company, and increases in our selling and marketing expenses. We also experienced an increase in our research and development expense totaling $13.6 million, primarily attributable to development work on the B&W mPower™ initiative. These factors were partially offset by the incurrence of lower warranty expense totaling $7.9 million in the six months ended June 30, 2010, compared to 2009. Our provisions for warranty in the 2009 period included additional warranty provisions related to specific corrective items. In addition we experienced an increase in income of investees totaling $8.9 million in the three months ended June 30, 2010 compared to the corresponding 2009 period primarily attributable to improved results in our joint venture in China from improved margins due to reductions in costs on purchases of materials.

Corporate

Unallocated corporate expenses increased $74.7 million to $113.8 million in the six months ended June 30, 2010, as compared to $39.1 million in the corresponding period in 2009, primarily attributable to increased expenses totaling approximately $90.4 million for severance and professional services related to the spin-off of B&W. These factors were partially offset by lower compensation expenses attributable to reductions in headcount and lower expenses associated with systems development activities in the six months ended June 30, 2010 compared to the corresponding period of 2009.

Other Income Statement Items

Interest income (expense) – net decreased $9.9 million to expense of $3.0 million in the six months ended June 30, 2010, primarily attributable to reduced cash and investment balances ($3.8 million) as well as the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facilities ($4.1 million), lower capitalized interest ($1.3 million), increased borrowings ($1.2 million) and other financing related charges.

Other income (expense) – net decreased by $12.3 million to expense of $8.7 million in the six months ended June 30, 2010 from expense of $21.0 million in the corresponding period of 2009, primarily due to higher currency exchange losses incurred in 2009.

Provision for Income Taxes

For the six months ended June 30, 2010, the provision for income taxes decreased $35.0 million to $53.5 million, while income before provision for income taxes decreased $61.4 million to $203.4 million. Our effective tax rate for the six months ended June 30, 2010 was approximately 26.3%, as compared to 33.4% for the six months ended June 30, 2009. The rate decrease is attributable to a higher mix of non-U.S. versus U.S. income for 2010 partially offset by valuation allowances on certain domestic assets due to the spin-off of the B&W business.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below (In thousands) (Unaudited):

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the six months ended June 30,
	2010	2009	2010	2009	2010	2009
United States	$36,570	$129,554	$22,792	$54,841	62.32%	42.33%
Non-United States	166,785	135,265	30,752	33,682	18.43%	24.90%

Total	$203,355	$264,819	$53,544	$88,523	26.33%	33.42%

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

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$4,266	$3,371
Government Operations	2,554	2,766
Power Generation Systems	1,816	1,974

Total Backlog	$8,636	$8,111

Of the June 30, 2010 backlog, we expect to recognize revenues as follows:

	2010	2011	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$1,500	$1,750	$1,016
Government Operations	500	800	1,254
Power Generation Systems	550	600	666

Total Backlog	$2,550	$3,150	$2,936

At June 30, 2010, Government Operations backlog with the U.S. Government was $2.5 billion, which was substantially fully funded. Only $32.8 million had not been funded as of June 30, 2010.

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

At June 30, 2010, Power Generation Systems backlog with the U.S. Government was $9.3 million, all of which was fully funded.

Liquidity and Capital Resources

Offshore Oil and Gas Construction

On May 3, 2010, MII and JRMSA entered into a Credit Agreement (the “JRMSA Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent. The JRMSA Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900.0 million, and the JRMSA Credit Agreement is scheduled to mature on May 3, 2014. Proceeds from borrowings under the JRMSA Credit Agreement are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

The JRMSA Credit Agreement is guaranteed by substantially all of JRMSA’s wholly owned subsidiaries, and by certain other subsidiaries of MII.

Other than customary mandatory prepayments in connection with casualty events, the JRMSA Credit Agreement requires only interest payments on a quarterly basis until maturity. The borrower under the JRMSA Credit Agreement may prepay all loans under the JRMSA Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements, amounts outstanding under the JRMSA Credit Agreement at any time without penalty.

The JRMSA Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures.

Loans outstanding under the JRMSA Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the JRMSA Credit Agreement. The borrower under the JRMSA Credit Agreement is charged a commitment fee on the unused portions of the JRMSA Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the JRMSA Credit Agreement. Additionally, the borrower under the JRMSA Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the JMRSA Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the JRMSA Credit Agreement, in each case depending on the credit ratings of the JRMSA Credit Agreement. The borrower under the JRMSA Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the JRMSA Credit Agreement. In connection with entering into the JRMSA Credit Agreement, JRMSA paid certain up-front fees to the lenders thereunder, and JRMSA paid certain arrangement and other fees to the arrangers and agents of the JRMSA Credit Agreement. At June 30, 2010, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Agreement totaled $247.9 million. At June 30, 2010, there was $652.1 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Agreement. Borrowings under this facility during the June 30, 2010 quarter had an applicable interest rate of approximately 5.25% per year.

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

Government Operations and Power Generation Systems

On May 3, 2010, BWICO entered into a credit agreement (the “BWICO Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Bank of America, N.A., as administrative agent. The BWICO Credit Agreement replaced the previous credit facilities in our Power Generation Systems and Government Operations segments, respectively. The BWICO Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $700.0 million, and the credit facility is scheduled to mature on May 3, 2014. The proceeds of the BWICO Credit Agreement are available for working capital needs and other general corporate purposes of our Government Operations and Power Generation Systems segments.

The BWICO Credit Agreement is guaranteed by substantially all of BWICO’s wholly owned domestic subsidiaries. Upon the completion of the spin-off of The Babcock & Wilcox Company, substantially all of The Babcock & Wilcox Company’s wholly owned domestic subsidiaries that are not already guarantors under the BWICO Credit Agreement will become guarantors. Obligations under the BWICO Credit Agreement are secured by first-priority liens on certain assets owned by BWICO and the guarantors (other than BWX Technologies, Inc. (“BWXT”) and its subsidiaries). Upon completion of the spin-off of The Babcock & Wilcox Company, The Babcock & Wilcox Company and its wholly owned domestic subsidiaries that become guarantors under the BWICO Credit Agreement will grant liens on certain assets owned by them.

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

Loans outstanding under the BWICO Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the BWICO Credit Agreement. The borrower under the BWICO Credit Agreement is charged a commitment fee on the unused portions of the BWICO Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the BWICO Credit Agreement. Additionally, the borrower under the BWICO Credit Agreement is charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the BWICO Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the BWICO Credit Agreement, in each case depending on the credit ratings of the BWICO Credit Agreement. The borrower under the BWICO Credit Agreement also pays customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the BWICO Credit Agreement. In connection with entering into the BWICO Credit Agreement, BWICO paid certain upfront fees to the lenders thereunder, and BWICO paid certain arrangement and other fees to the arrangers and agents of the BWICO Credit Agreement. At June 30, 2010, there were no borrowings outstanding but letters of credit issued under the BWICO Credit Agreement totaled $261.7 million. At June 30, 2010, there was $438.3 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility. If there had been borrowings under this facility, the applicable interest rate at June 30, 2010 would have been 4.75 % per year.

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

At June 30, 2010, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.5 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Certain foreign subsidiaries of B&W PGG have credit arrangements with various commercial banks for the issuance of bank guarantees. The aggregate value of all such bank guarantees as of June 30, 2010 was $9.3 million.

MII, B&W PGG and Babcock & Wilcox Holdings, Inc. jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of June 30, 2010, bonds issued under these arrangements in support of contracts totaled approximately $106.4 million. Any claim successfully asserted against such surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and Babcock & Wilcox Holdings, Inc. under the indemnity agreement.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $101.4 million to $1,096.5 million at June 30, 2010 from $1,197.9 million at December 31, 2009, primarily due to cash used in operating activities and purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by $172.2 million to a negative $448.1 million at June 30, 2010 from a negative $620.3 million at December 31, 2009, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts.

Our net cash provided by operations was $71.6 million in the six months ended June 30, 2010, compared to $103.0 million in the six months ended June 30, 2009. This increase was primarily attributable to a reduction in accounts receivable and improvements in our net contracts in progress and advance billings.

Our net cash used in investing activities increased by $161.4 million to $172.6 million in the six months ended June 30, 2010 from $11.2 million in the six months ended June 30, 2009. This increase was primarily attributable to an increase in capital expenditures and restricted cash in the current period.

Our net cash used in financing activities increased by $14.0 million to $18.9 million in the six months ended June 30, 2010 from $4.9 million in the six months ended June 30, 2009. This increase was primarily attributable to payment of debt issuance costs and payment on our long-term debt in the current period.

At June 30, 2010, we had restricted cash and cash equivalents totaling $150.7 million, $139.7 million of which was held in restricted foreign accounts, $3.5 million, of which was held as cash collateral for letters of credit, $4.0 million, of which was held for future decommissioning of facilities, $2.9 million, of which was held in other restricted cash accounts, and $0.6 million, of which was held to meet reinsurance reserve requirements of our captive insurance companies.

At June 30, 2010, we had investments with a fair value of $168.2 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of June 30, 2010, we had pledged approximately $32.6 million fair value of these investments in connection with certain reinsurance agreements.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments was in an unrealized loss position totaling $5.6 million at June 30, 2010. At December 31, 2009, we had unrealized losses on our investments totaling $6.9 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired at June 30, 2010.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2010, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2010	—	$—	not applicable	not applicable
May 1 – May 31, 2010	325,226	23.71	not applicable	not applicable
June 1 – June 30, 2010	863	22.58	not applicable	not applicable

Total	326,089	$23.21	not applicable	not applicable

Item 5.	Other Information

On August 6, 2010, our Board of Directors approved new forms of change-in-control agreements for use with certain of our officers, including: Stephen M. Johnson, our President and Chief Executive Officer and Perry L. Elders, our Senior Vice President and Chief Financial Officer. Accordingly, we are entering into new change-in-control agreements with these officers based on the new forms. Under the respective agreements, following terminations for various reasons following a “change in control,” we would, among other things, pay: (1) Mr. Johnson a cash severance payment of 2.99 times his annual base salary and target bonus under our executive incentive compensation plan (the “EICP”) and a pro-rated bonus payment under the EICP; and (2) Mr. Elders and each other applicable officer a cash severance payment of two times his or her annual base salary and target bonus under the EICP and a pro-rated bonus payment under the EICP. In addition, each such officer would become fully vested in any outstanding and unvested equity-based awards and their respective account balance in our supplemental executive retirement plan (the “SERP”).

As was the case with the forms of change-in-control agreement we previously had in place, the new change-in-control agreements contain what is commonly referred to as a “double trigger,” that is, they provide benefits only upon an involuntary termination or constructive termination of the executive officer within one year following a change in control. In addition, the new change-in-control agreements: (1) do not provide for excise tax gross-ups (and, therefore, effectively eliminate such tax gross-up provisions that were contained in certain of the agreements being replaced); (2) require the applicable officer’s execution of a release prior to payment of certain benefits; and (3) provide for the potential reduction in payments to an applicable officer in order to avoid excise taxes.

        Also on August 6, 2010, our Board of Directors reviewed the annual base salary and Executive Incentive Compensation Plan (“EICP”) award opportunity of Mr. Johnson in connection with his promotion to Chief Executive Officer. The Board of Directors approved an increase in Mr. Johnson’s salary, effective August 1, 2010, from $768,750 to $920,000, and approved an increase in Mr. Johnson’s EICP award opportunity as a percentage of his actual base salary compensation from 85% to 100%.

On the same date, the Compensation Committee of our Board of Directors selected, among others, Mr. Elders to participate in the SERP, effective and for the period beginning on August 1, 2010.

Item 6.	Exhibits

Exhibit 2.1* – Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

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

Exhibit 4.1* – Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and letter of credit issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 4.2* – Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 4.3 – New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent.

Exhibit 4.4* – Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 4.5* – Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit 10.1* – Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

Exhibit 10.2 – Amendment to Employee Matters Agreement, dated as of August 2, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

Exhibit 10.3 – Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc.

Exhibit 10.4 – Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver.

Exhibit 10.5 – Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver.

Exhibit 10.6 – Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc.

Exhibit 10.7 – Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd.

Exhibit 10.8 – Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd.

Exhibit 10.9 – Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson.

Exhibit 10.10 – Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers.

Exhibit 10.11 – Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III.

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

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

By:	/S/ PERRY L. ELDERS
Perry L. Elders
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

August 9, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and letter of credit issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2*	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent.

4.4*	Credit Agreement dated as of May 3, 2010, among Babcock & Wilcox Investment Company, the lenders and letter of credit issuers party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.5*	Pledge and Security Agreement dated as of May 3, 2010, by Babcock & Wilcox Investment Company and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

10.1*	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.2	Amendment to Employee Matters Agreement, dated as of August 2, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

10.3	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc.

10.4	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver.

10.5	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver.

10.6	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc.

10.7

Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd.

10.8	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd.

10.9	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson.

10.10	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers.

10.11	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the filing indicated.