Form 10-Q
period 2010-09-30
MCDERMOTT INTERNATIONAL INC
filed 2010-11-08
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding at November 3, 2010 was 233,448,770.

McDERMOTT INTERNATIONAL, INC.

INDEX - FORM 10 - Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$424,799	$969,190
Investments	216,451	12
Accounts receivable – net	279,166	716,836
Contracts in progress	116,181	400,831
Inventories	1,675	101,494
Deferred income taxes	12,121	100,828
Assets held for sale (Note 2)	18,525	—
Other current assets	40,794	68,730

Total Current Assets	1,109,712	2,357,921

Property, Plant and Equipment	1,660,293	2,608,740
Less: Accumulated depreciation	(789,633)	(1,271,135)

Net Property, Plant and Equipment	870,660	1,337,605

Assets held for sale (Note 2)	75,054	—

Investments	78,516	228,706

Goodwill	40,633	306,497

Deferred Income Taxes	—	275,567

Investments in Unconsolidated Affiliates	27,297	86,932

Other Assets	146,295	255,882

TOTAL	$2,348,167	$4,849,110

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$8,567	$16,270
Accounts payable	201,388	471,858
Accrued employee benefits	69,663	217,178
Accrued pension liability – current portion	8,630	173,271
Accrued liabilities – other	97,600	155,773
Accrued contract cost	70,634	103,041
Advance billings on contracts	147,182	689,334
Accrued warranty	50	118,278
Liabilities associated with assets held for sale (Note 2)	19,415	—
Deferred tax liabilities	11,692	4,735
Income taxes payable	45,319	59,294

Total Current Liabilities	680,140	2,009,032

Long-Term Debt	45,466	56,714

Accumulated Postretirement Benefit Obligation	5,192	105,605

Self-Insurance	37,523	87,222

Pension Liability	31,527	610,166

Other Liabilities	75,277	147,271

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 240,420,420 and 236,919,404 shares at September 30, 2010 and December 31, 2009, respectively	240,420	236,919
Capital in excess of par value	1,349,839	1,300,998
Retained earnings	55,485	951,647
Treasury stock at cost, 6,898,139 and 6,168,705 shares at September 30, 2010 and December 31, 2009, respectively	(85,551)	(69,370)
Accumulated other comprehensive loss	(148,166)	(612,997)

Stockholders’ Equity – McDermott International, Inc.	1,412,027	1,807,197
Noncontrolling interest	61,015	25,903

Total Equity	1,473,042	1,833,100

TOTAL	$2,348,167	$4,849,110

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(As adjusted)		(As adjusted)
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$732,095	$1,012,474	$1,864,121	$2,524,992

Costs and Expenses:
Cost of operations	565,996	855,235	1,421,041	2,167,526
Loss (gain) on asset disposals and impairments – net	24,336	(121)	22,030	(1,179)
Selling, general and administrative expenses	56,099	59,175	159,911	167,354

Total costs and expenses	646,431	914,289	1,602,982	2,333,701

Equity in Losses of Investees	(1,361)	(596)	(5,507)	(2,797)

Operating Income	84,303	97,589	255,632	188,494

Other income (expense):
Interest income (expense) – net	(78)	1,230	(1,532)	7,284
Other expense – net	(3,460)	(1,554)	(4,188)	(11,009)

Total other income (expense)	(3,538)	(324)	(5,720)	(3,725)

Income from continuing operations before provision for income taxes and noncontrolling interest	80,765	97,265	249,912	184,769

Provision for Income Taxes	10,085	19,300	35,229	44,106

Income from continuing operations before noncontrolling interest	70,680	77,965	214,683	140,663

Loss on disposal of discontinued operations, net of tax	(32,936)	—	(123,356)	—
Income (loss) from discontinued operations, net of tax	(7,094)	42,051	89,048	155,555

Total income (loss) from discontinued operations, net of tax	(40,030)	42,051	(34,308)	155,555

Net Income	30,650	120,016	180,375	296,218

Less: Net Income Attributable to Noncontrolling Interests	(9,847)	(1,909)	(23,597)	(7,864)

Net Income Attributable to McDermott International, Inc.	$20,803	$118,107	$156,778	$288,354

Earnings per Share:
Basic:
Income from continuing operations, less noncontrolling interest	0.26	0.33	0.82	0.58
Income (loss) from discontinued operations, net of tax	(0.17)	0.18	(0.15)	0.68

Net Income	0.09	0.51	0.67	1.26

Diluted:
Income from continuing operations, less noncontrolling interest	0.26	0.32	0.81	0.57
Income (loss) from discontinued operations, net of tax	(0.17)	0.18	(0.14)	0.67

Net Income	0.09	0.50	0.67	1.24

Shares used in the computation of earnings per share (Note 9):
Basic	232,670,579	229,989,368	231,780,675	229,192,531
Diluted	236,271,411	234,314,619	235,149,331	233,335,605

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Par Value
	(In thousands, except share amounts) (Unaudited)
Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100

Comprehensive Income
Net income	—	—	—	156,778	—		156,778	23,597	180,375
Amortization of benefit plan costs	—	—	—	—	—	39,404	39,404	—	39,404
Unrealized gain on investments	—	—	—	—	—	1,992	1,992	—	1,992
Realized gain on investments	—	—	—	—	—	79	79	—	79
Translation adjustments and other	—	—	—	—	—	(24,355)	(24,355)	—	(24,355)
Unrealized gain on derivatives	—	—	—	—	—	1,528	1,528	—	1,528
Realized gain on derivatives	—	—	—	—	—	1,727	1,727	—	1,727

Total comprehensive income, net of tax	—	—	—	156,778	—	20,375	177,153	23,597	200,750

Spin-off of The Babcock & Wilcox Company	—	—	(1,441)	(1,052,940)	—	444,456	(609,925)	(503)	(610,428)
Exercise of stock options	690,561	691	1,980	—	(650)	—	2,021	—	2,021
Excess tax benefits on stock options	—	—	2,192	—	—	—	2,192	—	2,192
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Accelerated vesting	2,528,433	2,528	(2,528)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(15,531)	—	(15,531)	—	(15,531)
Stock-based compensation charges	—	—	43,783	—	—	—	43,783	—	43,783
Acquisition of noncontrolling interests	—	—	(1,786)	—	—	—	(1,786)	12,018	10,232

Balance September 30, 2010	240,420,420	$240,420	$1,349,839	$55,485	$(85,551)	$(148,166)	$1,412,027	$61,015	$1,473,042

Balance December 31, 2008	234,174,088	$234,174	$1,252,848	$564,591	$(63,026)	$(672,415)	$1,316,172	$341	$1,316,513

Comprehensive income
Net income	—	—	—	288,354	—	—	288,354	7,864	296,218
Amortization of benefit plan costs	—	—	—	—	—	44,340	44,340	—	44,340
Unrealized gain on investments	—	—	—	—	—	1,099	1,099	—	1,099
Realized loss on investments	—	—	—	—	—	61	61	—	61
Translation adjustments and other	—	—	—	—	—	24,842	24,842	167	25,009
Unrealized gain on derivatives	—	—	—	—	—	13,438	13,438	—	13,438
Realized loss on derivatives	—	—	—	—	—	(1,930)	(1,930)	—	(1,930)

Total comprehensive income, net of tax	—	—	—	288,354	—	81,850	370,204	8,031	378,235

Exercise of stock options	184,158	184	372	—	157	—	713	—	713
Excess tax benefits on stock options	—	—	(2,458)	—	—	—	(2,458)	—	(2,458)
Contributions to thrift plan	773,101	773	10,590	—	—	—	11,363	—	11,363
Accelerated vesting	1,364,290	1,365	(1,365)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(4,904)	—	(4,904)	—	(4,904)
Sale of subsidiary shares to noncontrolling interest	—	—	2,086	—	—	—	2,086	(2,086)	—
Stock-based compensation charges	—	—	25,691	—	—	—	25,691	—	25,691
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)

Balance September 30, 2009	236,495,637	$236,496	$1,287,764	$852,945	$(67,773)	$(590,565)	$1,718,867	$6,231	$1,725,098

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$180,375	$296,218

Adjustments to reconcile earnings from continuing operations:
Non-cash items included in net income:
Depreciation and amortization	101,844	118,871
Income (loss) of investees, less dividends	5,507	(11,458)
Loss (gain) on asset disposals and impairments – net	22,030	(333)
Provision for deferred taxes	366,498	43,264
Amortization of pension and postretirement costs	57,991	68,877
Tax benefits (expense) from stock-based compensation	(2,192)	2,458
Other, net	32,346	36,736
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	86,951	62,932
Income tax receivable	17,492	57,169
Net contracts in progress and advance billings on contracts	(121,338)	(442,373)
Accounts payable	(99,095)	(22,099)
Income taxes	(130,168)	10,571
Accrued and other current liabilities	4,628	(1,461)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(187,189)	13,961
Other, net	(241,548)	(35,925)

Net cash provided by operating activities	94,132	197,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(81,126)	(13,514)
Purchases of property, plant and equipment	(168,027)	(190,207)
Acquisition of businesses, net of cash acquired	(31,705)	(8,497)
Net (increase) decrease in available-for-sale securities	(156,771)	208,435
Proceeds from asset disposals	4,837	2,724
Investments in unconsolidated affiliate	(14,200)	—
Other, net	600	(2,676)

Net cash used in investing activities	(446,392)	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(7,737)	(5,652)
Increase in short-term borrowings	—	1,606
Issuance of common stock	691	713
Payment of debt issuance costs	(5,763)	(56)
Cash distributed to The Babcock & Wilcox Company	(250,388)	—
Tax benefits (expense) from stock-based compensation	2,192	(2,458)
Other, net	(14)	(109)

Net cash used in financing activities	(261,019)	(5,956)

Effects of exchange rate changes on cash	302	10,097

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(612,977)	197,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	899,270	586,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	286,293	$784,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$3,578	$1,855
Income taxes (net of refunds)	$49,661	$93
Non-cash dividend in connection with the B&W spin-off	$1,052,940	$—

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII,” “we,” “us” or “our”), incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for upstream field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national and major energy companies, and we operate in most major offshore oil and gas producing regions throughout the world.

Basis of Presentation

On July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent publicly traded company named The Babcock & Wilcox Company (“B&W”). Additionally, during the quarter ended September 30, 2010 we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda acquisition”). Various prior period amounts contained in these unaudited condensed consolidated financial statements include assets, liabilities and cash flows related to the spun-off B&W operations and the charter fleet business. The results of operations for the three and nine-month periods ended September 30, 2010 and 2009, as well as the accompanying notes, reflect the historical operations of B&W and the charter fleet business as discontinued operations. The discussions in this quarterly report are presented on the basis of continuing operations, unless otherwise stated.

We have presented our unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the accompanying notes in our annual report on Form 10-K for the year ended December 31, 2009.

We have included all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. These unaudited condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Topic Consolidation. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures”. We have eliminated intercompany transactions and accounts.

Business Segments

In connection with the spin-off of B&W, as discussed in Note 2 – Discontinued Operations and Other Charges, we have modified our previous reportable segments, which included the operations of B&W, to reflect our geographic operating segments. As a result, we now have the following reportable segments:

•	Atlantic

•	Middle East

•	Asia Pacific

•	Corporate

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include revenues and related costs, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts, billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability, we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, which is generally when the contract is approximately 70% complete. Such contracts contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss is expected to be incurred. During the third quarter of 2010, we determined that one active contract qualified to be accounted for under our deferred profit recognition policy.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, revenue and cost is recognized only when a contract is completed or substantially complete.

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

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates and variances could materially affect our financial condition and results of operations.

Impairments

We do not amortize goodwill but instead review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review, which is performed as of December 31, involves comparing an estimate of discounted future cash flows to the net book value of each applicable operating segment and, therefore, is significantly impacted by estimates and judgments.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required on a nonrecurring basis, the estimated undiscounted future cash flows associated with the assets are compared to the asset’s carrying value to determine if impairment exists, in which case an impairment is recognized for the difference between the recorded and fair value of the asset. We consider this fair value measurement as level 2 in nature.

Based on recent market conditions, expected future utilization and pricing on two of the four vessels we are retaining from the Secunda acquisition, we recognized an impairment charge of approximately $24.4 million in our condensed consolidated statements of income during the quarter ended September 30, 2010.

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

Cash and Investments

The components of cash and investments in our condensed consolidated balance sheets are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited) (In thousands)

Cash and cash equivalents	$286,293	$899,270
Restricted cash and cash equivalents	138,506	69,920

Total cash and cash equivalents	424,799	969,190

Short-term investments	216,451	12

Total cash and investments	$641,250	$969,202

Of the restricted cash and cash equivalents at September 30, 2010, $135.9 million was held in restricted foreign accounts and $2.6 million was held to meet reinsurance reserve requirements of our captive insurance companies.

Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments was in an unrealized loss position totaling $4.8 million at September 30, 2010. At December 31, 2009, we had unrealized losses on our investments totaling $6.9 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired at September 30, 2010.

Goodwill

In connection with the spin-off of B&W, we allocated our remaining goodwill to our new reportable segments using an income approach fair value measurement, which was based on estimates of future earnings and discount rate as follows (Unaudited) (In thousands):

	Old Basis	New Basis
	Offshore Oil & Gas Construction(1)	Asia Pacific	Atlantic	Middle East	Total
Balance at December 31, 2009	$43,631	$—	$—	$—	$43,631
Purchase price adjustments associated with Oceanteam ASA transaction	(3,203)	—	—	—	(3,203)
Segment allocations	(40,428)	19,411	—	21,017	—
Foreign currency translation adjustments	—	98	—	107	205

Balance at September 30, 2010	$—	$19,509	$—	$21,124	$40,633

(1)	Previously reported operating segment.

Warranty

We estimate warranty costs associated with projects on a case-by-case basis. We include these specific provisions as a component of our total contract cost estimation and we record the associated expense under the percentage-of-completion method of accounting for long-term construction contracts.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited) (In thousands)
Foreign currency translation adjustments	$(7,991)	$16,364
Net loss on investments	(4,790)	(6,861)
Net loss on derivative financial instruments	(435)	(3,690)
Unrecognized losses on benefit obligations	(134,950)	(618,810)

Accumulated other comprehensive loss	$(148,166)	$(612,997)

Recently Adopted Accounting Standards

In January 2010, the FASB issued an update to the topic Fair Value Measurements and Disclosures. This update adds new fair value disclosures for certain transfers of investments between Level 1 and Level 2 measurements and clarifies existing disclosures regarding valuation techniques. On January 1, 2010, we adopted this revision. The adoption of this revision did not have an impact on our consolidated financial statements.

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

New Accounting Standard

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. The disclosure provisions under this revision will become effective for us on January 1, 2011, for both interim and annual disclosures. We do not expect the adoption of this revision to have a material impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the accounting standards discussed in our annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – DISCONTINUED OPERATIONS AND OTHER CHARGES

Spin-off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a stock distribution. B&W’s assets and businesses primarily consisted of those that we previously reported as our Power Generation Systems and Government Operations segments. In connection with the spin-off, our stockholders received 100% (approximately 116 million shares) of the outstanding common stock of B&W. The distribution of B&W common stock occurred by way of a pro rata stock dividend to our stockholders. Our stockholders generally received one share of B&W common stock for every two shares of our common stock held by such stockholder on July 9, 2010, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, B&W made a cash distribution to MII totaling $100 million, in order for MII to maintain appropriate working capital and liquidity levels.

In order to effect the distribution and govern MII’s relationship with B&W after the distribution, MII entered into a master separation agreement with B&W. In addition to the master separation agreement, MII and B&W entered into other agreements in connection with the distribution, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and B&W contains the key provisions relating to the separation of the B&W business from MII and the distribution of B&W shares of common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to B&W by MII or by B&W to MII in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we also agreed to indemnify B&W against various claims and liabilities related to the past operation of MII’s business (other than B&W’s business).

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W also received the historical tax benefits, which were generated by MII’s U.S. operations and these amounts are shown in income (loss) from discontinued operations in our condensed consolidated statements of income.

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

Financial Information

The following table presents selected financial information regarding the results of operations of our former B&W business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(1)	2009	2010(1)	2009
		(Unaudited)
		(In thousands)
Revenues	$173,540	$648,997	$1,524,424	$2,166,119

Loss on disposal of discontinued operations, before taxes	(5,246)	—	(95,666)	—
Income (loss) before provision for income taxes	(12,342)	45,734	105,796	225,514

	(17,588)	45,734	10,130	225,514

Provision for income taxes	4,126	(4,493)	(22,755)	(67,966)

Income (loss) from discontinued operations, net of tax	$(13,462)	$41,241	$(12,625)	$157,548

(1)	Includes the B&W operations through July 30, 2010.

Loss on disposal of discontinued operations for the nine months ended September 30, 2010 includes $95.7 million of costs incurred in connection with the spin-off, of which $5.2 million was recognized in the three-months ended September 30, 2010. We have incurred approximately $103 million in total spin-related costs, which includes approximately $50 million of severance-related charges, $38 million for professional services and $9 million related to asset disposals and write-offs.

The following table presents the carrying values of the major accounts of discontinued operations that are included in our December 31, 2009 condensed consolidated balance sheet (Unaudited) (In thousands):

December 31, 2009

Cash and cash equivalents	$469,468
Accounts receivable – trade, net	319,861
Contracts in progress	245,998
Inventory	98,644
Deferred income taxes	96,680
Other current assets	76,064

Total current assets	$1,306,715

Net property, plant and equipment	$430,061
Goodwill	262,866
Deferred income taxes	270,002
Other long-term assets	291,642

Total long-term assets	$1,254,571

Total assets attributable to discontinued operations	$2,561,286

Accounts payable	$178,350
Accrued employee benefits	311,016
Advance billings on contracts	537,448
Accrued warranty	115,055
Other current liabilities	94,075

Total current liabilities	$1,235,944

Accumulated post retirement benefit obligation	$105,484
Pension liability	586,296
Other long-term liabilities	122,808

Total long-term liabilities	$814,588

Total liabilities associated with discontinued operations	$2,050,532

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which has been classified as discontinued operations. Based on the estimated fair value of consideration expected from the sale and estimated selling costs, we recognized a $27.7 million write-down of the carrying value of these assets to their expected net realizable value within loss on disposal of discontinued operations. We consider this fair value measurement as level 2 in nature.

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Revenues	$14,230	$14,207	$46,812	$42,829

Loss on disposal of discontinued operations, before taxes	(27,690)	—	(27,690)	—
Income (loss) before provision for income taxes	1,362	810	7,766	(1,748)

	(26,328)	810	(19,924)	(1,748)

Provision for income taxes	(240)	—	(1,759)	(245)

Income (loss) from discontinued operations, net of tax	$(26,568)	$810	$(21,683)	$(1,993)

The following table presents the carrying values of the major classes of assets held for sale that are included in our condensed consolidated balance sheets:

September 30, 2010
(Unaudited)
(In thousands)
Cash	$6,854
Accounts receivable – net	7,545
Other assets	4,126

Total current assets held for sale	$18,525

Property, plant and equipment	$67,559
Other assets	7,495

Total long-term assets held for sale	$75,054

Accounts payable and accrued liabilities	$6,402
Other liabilities	13,013

Total liabilities associated with assets held for sale	$19,415

Fabrication Facility

During the quarter ended September 30, 2010, some of our customers indicated to us substantial delays in their planned projects in a region of our Middle East segment. Accordingly, during the period, we incurred approximately $20 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. These costs are reflected in our condensed consolidated statements of income in costs of operations.

NOTE 3 – PENSION PLANS

In 2010, the benefits for U.S.-based employees were frozen for existing participants in our MII noncontributory pension plan and we made a plan contribution of $84 million to fund the anticipated future benefit obligations under the plans. Net periodic benefit cost for the three and nine-month periods ended September 30, 2009 have been adjusted to reflect the benefit cost attributable to the continuing operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Service cost	$505	$119	$2,137	$356
Interest cost	7,013	4,601	24,044	13,802
Expected return on plan assets	(8,634)	(3,998)	(24,649)	(11,993)
Amortization of prior service cost	20	(148)	(211)	(444)
Recognized net actuarial loss	4,076	3,552	14,961	10,656

Net periodic benefit cost	$2,980	$4,126	$16,282	$12,377

Amortization of benefit plan costs in our condensed consolidated statements of equity is shown net of $18.6 million and $24.5 million of taxes, for the nine month periods ended September 30, 2010 and 2009, respectively. Future amortization will not reflect a tax benefit until those benefits can be recognized and the existing deferred tax benefits will not change significantly.

NOTE 4 – LONG-TERM DEBT AND NOTES PAYABLE

On May 3, 2010, MII and J. Ray McDermott, S.A. (“JRMSA”), a direct, wholly owned subsidiary of MII, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers. JRMSA was the initial borrower under the Credit Agreement and, on July 30, 2010, MII replaced JRMSA as the borrower under the Credit Agreement.

The Credit Agreement replaced JRMSA’s prior $800 million senior secured revolving credit facility. All amounts outstanding under JRMSA’s previous senior secured revolving credit facility were repaid with borrowings under the Credit Agreement, and all letters of credit outstanding under that previous facility are now deemed issued under the Credit Agreement.

The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900.0 million, and is scheduled to mature on May 3, 2014. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1,200.0 million for all revolving loan and letter of credit commitments under the Credit Agreement.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty, subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At September 30, 2010, we were in compliance with our covenant requirements.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid certain up-front fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents for the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At September 30, 2010, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $252.8 million. At September 30, 2010, there was $647.2 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended September 30, 2010. Had there been borrowings, the applicable interest rate would have been approximately 5.25% per annum. In addition, MII and its subsidiaries had $341.8 million in outstanding unsecured letters of credit at September 30, 2010.

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, as borrower, entered into a facility agreement (the “Facility”) to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105 (the “Vessel”). The Facility provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of six months after the delivery date of the Vessel and October 1, 2012. The Facility is secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the Vessel, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the Facility. As of September 30, 2010, there were no borrowings outstanding.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Our worldwide operations give rise to exposure to changes in certain market conditions, which may adversely impact our financial performance. When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk we manage through the use of derivative instruments is movement in foreign currency exchange rates. We use foreign currency forward-exchange contracts to reduce the impact of changes in foreign currency exchange rates on our operating results. We use these instruments to hedge our exposure associated with revenues or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value in our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our condensed consolidated statements of income. At September 30, 2010, we had designated the majority of our forward contracts as cash flow hedging instruments.

The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At September 30, 2010, we had deferred approximately $11.2 million of losses and $10.8 million of gains on these derivative financial instruments in accumulated other comprehensive loss, and we expect to reclassify the net losses on the derivative financial instruments in the periods that we reclassify the net gains on the forecasted transactions. We expect to reclassify approximately $7 million of the deferred net losses out of accumulated other comprehensive loss over the next 12 months.

At September 30, 2010, most of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $396.8 million at September 30, 2010, with maturities extending to December 2013. These instruments consist primarily of contracts to purchase or sell foreign-denominated currencies. The fair value of these contracts was in a net asset position totaling $5.4 million at September 30, 2010. The fair value of outstanding derivative contracts is determined using observable financial market inputs, including foreign exchange forward and spot rates, and is classified as Level 2 in nature.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in the Credit Agreement described in Note 4. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described with respect to our credit facility.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable – net	$8,095	$3,527
Other assets	4,031	—

Total asset derivatives	$12,126	$3,527

Accounts payable	$1,453	$4,313
Other liabilities	5,264	—

Total liability derivatives	$6,717	$4,313

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable – net	$—	$458
Accounts payable	—	65

Total derivatives not designated as hedges	$—	$523

Total derivatives	$18,843	$8,363

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$9,957	$4,275	$(2,314)	$6,064

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Cost of operations	$(906)	$(1,002)	$1,980	$250

Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Other income (expense) – net	$3,116	$1,021	$(950)	$3,679

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts and Currency Options:
Gain (loss) recognized in income
Location
Other income (expense) – net	$—	$375	$—	$(5,972)

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value:

	September 30, 2010
	(Unaudited)
	(In thousands)
	Total	Level 1	Level 2	Level 3
Mutual funds	$1,910	$—	$1,910	$—
Certificates of deposit	—	—	—	—
U.S. government and agency securities	274,770	274,770	—	—
Asset-backed securities and collateralized mortgage obligations	9,949	—	2,516	7,433
Corporate notes and bonds	8,338	—	8,338	—

Total	$294,967	$274,770	$12,764	$7,433

	December 31, 2009
	(Unaudited)
	(In thousands)
	Total	Level 1	Level 2	Level 3
Mutual funds	$4,944	$—	$4,944	$—
Certificates of deposit	2,522	—	2,522	—
U.S. Government and agency securities	163,466	148,683	14,783	—
Asset-backed securities and collateralized mortgage obligations	10,555	—	3,061	7,494
Corporate notes and bonds	47,231	—	47,231	—

Total	$228,718	$148,683	$72,541	$7,494

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the quarter presented (In thousands) (Unaudited):

Balance, June 30, 2010	$7,655
Instruments attributable to discontinued operations	(168)
Total realized and unrealized gains (losses)	212
Purchases, issuances and settlements	283
Principal repayments	(549)

Balance, September 30, 2010	$7,433

The following is a summary of the changes in our Level 3 instruments measured on a recurring basis for the nine-months presented (In thousands) (Unaudited):

Balance, December 31, 2009	$7,494
Instruments attributable to discontinued operations	(168)
Total realized and unrealized gains, net	1,489
Purchases, issuances and settlements	172
Principal repayments	(1,554)

Balance, September 30, 2010	$7,433

Other Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents. The carrying amounts that we have reported in our condensed consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The estimated fair values of our other financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)

Balance Sheet Instruments
Investments	$294,967	$294,967	$228,718	$228,718
Debt	$54,033	$53,476	$72,984	$73,505
Forward contracts	$5,409	$5,409	$(394)	$(394)
Foreign currency options	$—	$—	$4,747	$4,747

NOTE 7 – STOCK-BASED COMPENSATION

In connection with the spin-off of B&W, we made certain adjustments to our stock-based compensation awards. For holders of performance shares issued in or prior to May 2009, we cancelled the performance shares and issued restricted stock in an amount equal to the fair value of the shares held immediately prior to the spin-off. For holders of restricted stock granted in or prior to May 2010, the holder received additional units of restricted stock to maintain the total fair value of restricted stock held immediately prior to the spin-off. For stock options granted in or prior to May 2010, we adjusted the number of options held by each holder so that the intrinsic value of the stock options held immediately following the spin-off equaled the intrinsic value of the stock options held immediately prior to the spin-off.

The adjustments to stock-based compensation awards were treated as a modification in accordance with share-based compensation accounting and resulted in total incremental compensation cost of $10.5 million, of which approximately $4 million was recognized in the three-month period ended September 30, 2010.

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Compensation Expense	Unrealized Tax Benefit	Net Impact
	(Unaudited)
	(In thousands)

Three Months Ended September 30, 2010
Stock Options	$866	$(266)	$600
Restricted Stock	1,106	(354)	752
Performance Shares	61	(18)	43
Deferred Stock Units	5,909	(1,795)	4,114

Total	$7,942	$(2,433)	$5,509

Three Months Ended September 30, 2009
Stock Options	$353	$(106)	$247
Restricted Stock	514	(135)	379
Performance Shares	1,934	(573)	1,361
Deferred Stock Units	934	(280)	654
Performance & Deferred Stock Units	495	(159)	336

Total	$4,230	$(1,253)	$2,976

Nine Months Ended September 30, 2010
Stock Options	$1,960	$(616)	$1,344
Restricted Stock	2,696	(620)	2,076
Performance Shares	3,437	(1,087)	2,350
Deferred Stock Units	7,905	(2,414)	5,491
Performance & Deferred Stock Units	723	(259)	464

Total	$16,721	$(4,996)	$11,725

Nine Months Ended September 30, 2009
Stock Options	$715	$(209)	$506
Restricted Stock	2,292	(402)	1,890
Performance Shares	7,359	(2,263)	5,096
Deferred Stock Units	2,017	(603)	1,414
Performance & Deferred Stock Units	1,734	(558)	1,176

Total	$14,117	$(4,035)	$10,082

NOTE 8 – SEGMENT REPORTING

Our new reportable segments include Asia Pacific, Atlantic and Middle East, as described in Note 1. A summary of revenues and operating income by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Revenues:
Asia Pacific	$276,383	$276,916	$722,327	$723,227
Atlantic	34,546	71,014	143,029	223,358
Middle East	421,883	681,213	1,006,701	1,613,611
Adjustments and eliminations	(717)	(16,669)	(7,936)	(35,204)

Total revenue	$732,095	$1,012,474	$1,864,121	$2,524,992

Operating income(1):
Asia Pacific	$23,032	$48,164	$98,133	$90,291
Atlantic	(41,410)	(4,994)	(68,117)	(2,736)
Middle East	102,681	54,419	225,616	100,939

Total operating income	$84,303	$97,589	$255,632	$188,494

(1)	Segment operating income includes equity in losses of investees and loss (gain) on asset disposals and impairments-net.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic earnings per share:

Income from continuing operations less noncontrolling interest	$60,833	$76,056	$191,086	$132,799
Income (loss) from discontinued operations, net of tax	(40,030)	42,051	(34,308)	155,555

Net Income	$20,803	$118,107	$156,778	$288,354

Weighted average common shares	232,670,579	229,989,368	231,780,675	229,192,531

Income from continuing operations less noncontrolling interest	0.26	0.33	0.82	0.58
Income (loss) from discontinued operations, net of tax	(0.17)	0.18	(0.15)	0.68

Net Income	0.09	0.51	0.67	1.26

Diluted earnings per share:

Income from continuing operations less noncontrolling interest	$60,833	$76,056	$191,086	$132,799
Income (loss) from discontinued operations, net of tax	(40,030)	42,051	(34,308)	155,555

Net Income	$20,803	$118,107	$156,778	$288,354

Weighted average common shares (basic)	232,670,579	229,989,368	231,780,675	229,192,531
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	3,600,832	4,325,251	3,368,656	4,143,074

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	236,271,411	234,314,619	235,149,331	233,335,605

Income from continuing operations less noncontrolling interest	0.26	0.32	0.81	0.57
Income (loss) from discontinued operations, net of tax	(0.17)	0.18	(0.14)	0.67

Net Income	0.09	0.50	0.67	1.24

(1)	As of September 30, 2010, approximately 1,727,008 shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

A lawsuit entitled Coto v. J. Ray McDermott, S.A., et al was filed in Civil District Court for the Parish of Orleans, Louisiana in November 1995. The lawsuit arose out of the sinking of the DLB-269 off the coast of Mexico on October 15, 1995. At the time trial began in 2005, 13 plaintiffs had claims pending, primarily for post traumatic stress disorder allegedly suffered as a result of the incident. Settlement agreements have been executed with four of the 13 claimants. Outstanding judgments in favor of three plaintiffs, in principal amounts of approximately $6.9 million, $4.3 million and $5.8 million, respectively, have been appealed by us. Trial of remaining plaintiffs’ claims is ongoing. We intend to continue to vigorously defend the remaining claims and expect that any adverse judgments against us would be covered by available insurance.

On April 9, 2009, two of our subsidiaries, McDermott Gulf Operating Company (“MGOC”) and J. Ray McDermott Canada, Ltd., through its registered business name, Secunda Marine Services (“Secunda”), filed a lawsuit in the Supreme Court of Nova Scotia against Oceanografia Sociedad Anonima de Capital Variable (“OSA”) and Con-Dive, LLC for damages, including unpaid charter hire for the charter of the vessel Bold Endurance. On or about April 13, 2009, as security for the unpaid charter hire, MGOC filed suit and obtained seizure orders for a saturation dive system aboard the Bold Endurance in the United States District Court for the Southern District of Alabama in a matter entitled McDermott Gulf Operating Company, et al v. Con-Dive, LLC et al. The seizure was vacated on equitable grounds by the court via order dated May 29, 2009. MGOC and Secunda appealed the decision to the United States Court of Appeals for the Eleventh Circuit, which affirmed the order to vacate. On April 13, 2010, OSA filed a lawsuit entitled Oceanografia S.A. de C.V. v. McDermott Gulf Operating Company, Inc. and Secunda Marine Services, Inc. in the United States District Court for the Southern District of Alabama, alleging wrongful arrest, wrongful attachment and conversion of the saturation-diving system. OSA claims damages for loss of revenue in excess of $10 million and physical damage to the equipment and further requests awards for punitive damages, attorney’s fees and costs. We intend to vigorously defend the wrongful seizure suit and continue to pursue payment of the charter hire in the Supreme Court of Nova Scotia.

On November 17, 2008, December 5, 2008 and January 20, 2009, certain alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (MII’s former Chief Financial Officer) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint, which was referred to a Magistrate Judge. In February 2010, the Magistrate Judge entered a Memorandum and Recommendation on the motion, finding that the plaintiffs had failed to state a claim for relief under the securities laws and therefore recommended to the District Court that motion to dismiss be granted. On March 26, 2010, the Court issued an order adopting the Magistrate Judge’s recommendations in full and dismissing the case. However, the order granted the plaintiffs leave to amend their complaint and, on April 30, 2010, the plaintiffs filed a motion with the District Court for leave to amend the complaint. The defendants filed their opposition to plaintiffs’ motion in May 2010 and the District Court has not yet ruled on the matter. We continue to believe the substantive allegations contained in the amended complaint are without merit, and we intend to defend against these claims vigorously.

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al v. J. Ray McDermott, Inc. et al, was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, J. Ray McDermott, Inc. (“JRMI”) and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving a former subsidiary. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the court on January 3, 2005.

        In a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., filed December 16, 2005 in the 24th Judicial District Court, Jefferson Parish, Louisiana, approximately 88 plaintiffs filed suit against approximately 215 defendants, including JRMI and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours, generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. On January 10, 2007, the District Court dismissed the plaintiffs’ claims, without prejudice to their right to refile their claims. On January 29, 2007, in a matter entitled Boudreaux, et al v. McDermott, Inc., et al., originally filed in the United States District Court for the Southern District of Texas, 21 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. Boudreaux was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007. The District Court entered an order in September 2007 staying the matter until further order of the court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, in a matter entitled Antoine, et al. v. McDermott, Inc., et al., filed in the 164th Judicial District Court for Harris County, Texas, 43 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in this matter other than service of process and answer/appearance dates until further order of the court. The plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the District Court. The plaintiffs seek monetary damages in an unspecified amount in both cases and attorneys’ fees in the new Antoine case.

Pursuant to the Master Separation Agreement entered into between us and B&W in connection with the spin-off, certain litigation and investigation matters previously disclosed in Note 10 to our annual report on Form 10-K for the year ended December 31, 2009 and in Note 3 to our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 involving B&W and certain of its subsidiaries are considered liabilities of B&W, with respect to which B&W is now responsible and has agreed to indemnify us.

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

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”) and other state and foreign CERCLA-type environmental laws. Such laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

At September 30, 2010, we had total environmental reserves of $2.4 million, none of which were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2010, we were subject to contingent liabilities for liquidated damages aggregating approximately $33 million, of which $14 million has been recorded in our financial statements, based on our failure to meet such specified contractual milestone dates. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us. The trigger dates for these potential liquidated damages range from June 2008 to August 2009. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

Other

        MII, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”) and McDermott Holdings, Inc., which in connection with the spin-off was renamed Babcock & Wilcox Holdings, Inc. and merged with B&W, have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of September 30, 2010, bonds issued under such arrangements totaled approximately $104.9 million. Pursuant to the Master Separation Agreement entered into between us and B&W in connection with the spin-off, B&W has agreed to indemnify us with respect to any losses we may incur in connection with these surety bonds. B&W is in the process of obtaining releases of our obligations relating to certain of these surety bonds as it enters into new bonding arrangements with sureties.

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

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	effects of the B&W spin-off, including with respect to taxes;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and execution;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

•	the ability to dispose of assets held for sale in a timely manner or for a price above net realizable value

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of most of our operations;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues and/or earnings;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreement and other debt instruments and availability, terms and deployment of capital;

•	the impact of our unfunded pension liabilities on liquidity, and our ability to fund such liabilities in the future;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating businesses we acquire;

•	the risk we might not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East, Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available applicable insurance coverages;

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving B&W PGG and several of its subsidiaries;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical; and

•	the aggregated risks retained in our captive insurance subsidiaries.

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

Overview

Our business activity depends mainly on capital expenditures for offshore construction services of oil and gas companies and foreign governments for construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenue. A number of factors influence our activities, including:

•	oil and gas prices, along with expectations about future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the terms and conditions of offshore leases;

•	the discovery rates of new oil and gas reserves in offshore areas;

•	the ability of businesses in the oil and gas industry to raise capital;

•	local and international political and economic conditions; and

•	the cost of potential future litigation.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies during the nine months ended September 30, 2010.

Recent Developments

Spin-Off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a stock distribution. B&W’s assets and businesses primarily consisted of those that we previously reported as our Power Generation Systems and Government Operations segments. In connection with the spin-off, our stockholders received 100% (approximately 116 million shares) of the outstanding common stock of B&W. The distribution of B&W common stock occurred by way of a pro rata stock dividend to our stockholders. Our stockholders generally received one share of B&W common stock for every two shares of our common stock held by such stockholder on July 9, 2010, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, B&W made a cash distribution to MII totaling $100 million, in order for MII to maintain appropriate working capital and liquidity levels.

In order to effect the distribution and govern MII’s relationship with B&W after the distribution, MII entered into a master separation agreement with B&W. In addition to the master separation agreement, MII and B&W entered into other agreements in connection with the distribution, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and B&W contains the key provisions relating to the separation of the B&W business from MII and the distribution of B&W shares of common stock. The master separation agreement identifies the assets that were transferred, liabilities that were assumed and contracts that were assigned to B&W by MII or by B&W to MII in the spin-off and describes how these transfers, assumptions and assignments occurred. Under the master separation agreement we also agreed to indemnify B&W against various claims and liabilities related to the past operation of MII’s business (other than B&W’s business).

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W have entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W also received the historical tax benefits, which were generated by MII’s U.S. operations and these amounts are shown in income (loss) from discontinued operations in our condensed consolidated statements of income.

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

In connection with the spin-off of B&W, as discussed in Note 2 – Discontinued Operations and Other Charges, we have modified our previous reportable segments, which included the operations of B&W, to reflect our geographic operating segments. As a result, we now have the following reportable segments:

•	Atlantic

•	Middle East

•	Asia Pacific

•	Corporate

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which has been classified as discontinued operations. Based on the estimated fair value of consideration expected from the sale and estimated selling costs, we recognized a $27.7 million write-down of the carrying value of these assets to their expected net realizable value within loss on disposal of discontinued operations. We consider this fair value measurement as level 2 in nature.

The results of operations, for the three and nine-month periods ended September 30, 2010 and 2009, reflect the historical operations of B&W and the charter fleet business as discontinued operations. The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on the basis of continuing operations, unless otherwise stated.

Fabrication Facility

During the quarter ended September 30, 2010, some of our customers indicated to us substantial delays in their planned projects in a region of our Middle East segment. Accordingly, during the period, we incurred approximately $20 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. These costs are reflected in our condensed consolidated statements of income in costs of operations.

Impairments

Based on recent market conditions, expected future utilization and pricing on two of the four vessels we are retaining from the Secunda acquisition, we recognized an impairment charge of approximately $24.4 million in our condensed consolidated statements of income during the quarter ended September 30, 2010.

Accounting for Contracts

As of September 30, 2010, in accordance with the percentage-of-completion method of accounting, we have estimated our costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or cost, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we historically have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2010, we were subject to contingent liabilities for liquidated damages aggregating approximately $33 million, of which $14.0 million was recorded in our financial statements, based on our failure to meet such specified contractual milestone dates. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us. The trigger dates for these potential liquidated damages range from June 2008 to August 2009. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

Business Segments and Results of Operations

Business Segments

MII is a leading EPCI company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for upstream field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national and major energy companies. Our business is aligned into three principal geographic operating segments. The three segments are Asia Pacific, Atlantic and Middle East and constitute the basis upon which we report financial results.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of national and major energy companies, primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of segment operations are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we are developing a fabrication facility located in China, through which we will primarily provide fabrication of certain floating structures.

Atlantic Segment

Through our Atlantic segment, we serve the needs of national and major energy companies, primarily in the United States, Mexico, Canada, Trinidad, Brazil, West Africa and the North Sea. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico.

Middle East Segment

Through our Middle East segment, which includes the Caspian Sea region, we serve the needs of national and major energy companies, primarily in Saudi Arabia, Qatar, the United Arab Emirates, Kuwait, India, Azerbaijan, Russia, Kazakhstan and Turkmenistan. Project focus in this segment relates primarily to the fabrication and installation of bottom founded production platforms and the installation of related subsea pipelines in shallow water. The majority of projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E. and Chennai, India offices and are supported by additional resources from our Houston office. The primary fabrication facility for this segment is located in Dubai, U.A.E.

The above mentioned fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. Project installation is performed by our major construction vessels stationed throughout the various regions, which provide structural lifting/lowering and pipelay services. These major construction vessels are supported by our multi-function vessels and chartered vessels from third parties to perform a wide array of installation activities that include anchor handling, pipelay, cable/umbilical lay, dive support and hookup/commissioning.

Results of Operations

Selected Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(Unaudited) (In thousands)
Revenues:
Asia Pacific	$276,383	$276,916	$722,327	$723,227
Atlantic	34,546	71,014	143,029	223,358
Middle East	421,883	681,213	1,006,701	1,613,611
Adjustments and eliminations	(717)	(16,669)	(7,936)	(35,204)

Total revenue	$732,095	$1,012,474	$1,864,121	$2,524,992

Operating income(1):
Asia Pacific	$23,032	$48,164	$98,133	$90,291
Atlantic	(41,410)	(4,994)	(68,117)	(2,736)
Middle East	102,681	54,419	225,616	100,939

Total operating income	$84,303	$97,589	$255,632	$188,494

Other income (expense):
Interest income (expense) – net	$(78)	$1,230	$(1,532)	$7,284
Other expense – net	(3,460)	(1,554)	(4,188)	(11,009)

Total other income (expense)	$(3,538)	$(324)	$(5,720)	$(3,725)

Provision for income taxes	$10,085	$19,300	$35,229	$44,106

Discontinued operations:
Loss on disposal of discontinued operations:
B&W spin-off costs, net of tax	$(5,246)	$—	$(95,666)	$—
Charter fleet write-down, net of tax	(27,690)	—	(27,690)	—

	$(32,936)	$—	$(123,356)	$—

Income (loss) from discontinued operations:
B&W operations, net of tax	$(8,216)	$41,241	$83,041	$157,548
Charter fleet operations, net of tax	1,122	810	6,007	(1,993)

	$(7,094)	$42,051	$89,048	$155,555

Total discontinued operations	$(40,030)	$42,051	$(34,308)	$155,555

Net income attributable to noncontrolling interests	$9,847	$1,909	$23,597	$7,864

(1)	Operating income includes equity in losses of investees and loss (gain) on asset disposals and impairments-net.

Three months ended September 30, 2010 vs. 2009

Revenue

Revenues decreased approximately 28%, or $280.4 million to $732.1 million in the three months ended September 30, 2010 compared to $1,012.5 million for the corresponding 2009 period. The Middle East segment accounted for the majority of the decline. Revenues in the Middle East decreased 38%, or $259.3 million from the comparable prior year period, driven primarily by reduced activities on certain Qatar projects, which accounted for approximately 45% of the September 2009 quarter revenue and approximately 7% in the current year quarter. The revenue declines in the Middle East segment were partially offset by increased activities and revenues on certain Saudi Arabia projects. Revenues in our Atlantic segment decreased 51%, or $36.5 million, influenced by lower activity levels in the Gulf of Mexico, resulting in reduced marine asset utilization. Revenues in Asia Pacific remained relatively flat.

Operating income

Operating income decreased $13.3 million from $97.6 million in the three months ended September 30, 2009 to $84.3 million in the three months ended September 30, 2010. The decrease was attributable to our Atlantic segment where continued declines in the U.S. Gulf of Mexico resulted in lower marine asset utilization and caused a reduction in revenues. The Atlantic segment operations were also impacted by a $24.4 million impairment charge recognized during the current quarter on certain multi-functional marine support vessels. Our Asia Pacific segment also contributed to the decline, influenced by certain significant projects for topsides and the installation of offshore pipelines and structures which were near completion during the prior year quarter and experienced improved overall performance during that period. These declines were partially offset by improved project performance within our Middle East segment. In the three months ended September 30, 2010, increased activity and project improvements on certain Saudi Arabia projects contributed to the segment performance. Certain Qatar projects accounted for approximately $36 million in contract profits, during the 2010 period, driven primarily by change orders and cost savings, and also contributed to the improved performance in the Middle East segment. Additionally, during the quarter ended September 30, 2010, we recognized $20 million of costs to discontinue the construction of a fabrication facility in a region of our Middle East segment.

During the period ended September 30, 2010 our Atlantic segment began accounting for one contract under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This contract is in the early stages of activity and was not material to our results of operations for the 2010 period. The Atlantic backlog includes $174.8 million relating to this project and revenues on this project totaled approximately $6.4 million in the three-month period ended September 30, 2010.

Equity in losses of investees increased $0.8 million to $1.4 million in the three months ended September 30, 2010 as compared to $0.6 million the three months ended September 30, 2009, primarily attributable to implementation of deferred recognition accounting on an Atlantic contract being performed by one of our joint ventures and increased losses at our joint ventures.

Selling, general and administrative expenses decreased $3.1 million to $56.1 million in the three months ended September 30, 2010 as compared to $59.2 million the three months ended September 30, 2009. The decrease was primarily due to cost reductions as a result of the B&W spin-off.

Other Items

Interest income (expense) – net decreased $1.3 million to expense of $78 thousand in the three months ended September 30, 2010, primarily due to lower capitalized interest and lower interest income on cash and investment balances.

Other expense – net increased by $1.9 million to $3.5 million in the three months ended September 30, 2010, primarily due to higher foreign currency exchange losses incurred in the third quarter of 2010.

Provision for Income Taxes

For the three months ended September 30, 2010, the provision for income taxes decreased $9.2 million to $10.1 million, while income before provision for income taxes decreased $16.5 million to $80.8 million. Our effective tax rate for the three months ended September 30, 2010 was approximately 12.5%, as compared to 19.8% for the three months ended September 30, 2009. The rate decrease is attributable to a higher mix of non-U.S. earnings taxed at lower rates partially offset by an increase in valuation allowances on domestic losses.

Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below (Unaudited):

	Income (Loss) before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended September 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)

United States	$(34,230)	$(25,137)	$—	$—	—	—
Non-United States	114,995	122,402	10,085	19,300	8.77%	15.77%

Total	$80,765	$97,265	$10,085	$19,300	12.48%	19.84%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to various tax rates and tax regimes. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

Discontinued operations and noncontrolling interests

Loss on disposal of discontinued operations includes costs incurred in connection with the spin-off of B&W and the asset impairment associated with the charter fleet business. During the quarter ended September 30, 2010, we incurred $5.2 million of costs related to the spin-off of B&W. During the quarter, we committed to a plan to sell our charter vessel business and based on the estimated fair value of consideration expected from the sale and estimated selling costs, we recognized a $27.7 million impairment of the carrying value of these assets to their expected net realizable value.

Net income attributable to noncontrolling interest increased by $7.9 million to $9.8 million in the three months ended September 30, 2010, primarily due to increased activity and net income in our consolidated joint ventures.

Nine months ended September 30, 2010 vs. 2009

Revenue

Revenues decreased approximately 26%, or $660.9 million, to $1,864.1 million in the nine months ended September 30, 2010 compared to $2,525.0 million in the corresponding 2009 period. The majority of the decline in revenues was concentrated in the Middle East segment, where revenues declined 38%, or $606.9 million, due to reduced activities on Qatar projects, partially offset by increased activity on Saudi Arabia projects. These declines were coupled with a 36% decline in revenue experienced in the Atlantic segment, where lower activity levels in the Gulf of Mexico resulted in a decline in marine asset utilization. Revenues in the current year period for Asia Pacific segment remained relatively flat as compared to the prior year period.

Operating Income

Operating income increased $67.1 million to $255.6 million in the nine months ended September 30, 2010 from $188.5 million for the nine months ended September 30, 2009. The increase was primarily concentrated in our Middle East segment, where operating income increased $124.7 million, primarily driven by increased activity and project improvements on certain Saudi Arabia projects in the 2010 period, coupled with change orders and improvements on certain Qatar projects approximating $114 million. During the quarter ended September 30, 2010, we recognized $20 million of costs to discontinue the construction of a fabrication facility in our Middle East segment, which partially offset the operating income increase. Declines in our Atlantic segment, where contraction in the U.S. Gulf of Mexico resulted in lower marine asset utilization also offset increases in our Middle East segment. The Atlantic segment was also impacted by a $24.4 million impairment charge recognized on certain multi-functional marine support vessels. Operating income in our Asia Pacific segment increased modestly, reflecting increased marine and fabrication activity.

During the period our Atlantic segment also began accounting for one contract under our deferred profit recognition policy, under which we recognize revenue and cost equally and will only recognize profit when probable and reasonably estimable, which is generally when the contract is approximately 70% complete. This contract is in the early stages of activity and was not material to our results of operations for the 2010 period. The Atlantic backlog includes $174.8 million relating to this project and revenues on this project totaled approximately $6.4 million and $13.3 million in the three and nine-month periods ended September 30, 2010, respectively.

Equity in losses of investees increased $2.7 million to $5.5 million in the nine months ended September 30, 2010 as compared to $2.8 million the nine months ended September 30, 2009, primarily attributable to our share of an asset impairment in our FloaTEC LLC joint venture.

Selling, general and administrative expenses decreased $7.4 million to $160 million in the nine months ended September 30, 2010 as compared to $167.4 million the nine months ended September 30, 2009. The decrease was primarily due to cost reductions as a result of the B&W spin-off.

Other Items

Interest income (expense) – net decreased $8.8 million to expense of $1.5 million in the nine months ended September 30, 2010, primarily due to lower interest income on cash and investment balances and the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility.

Other expense – net decreased by $6.8 million to $4.2 million in the nine months ended September 30, 2010, primarily due to lower foreign currency exchange and derivative losses incurred for the nine-month period ended September 30, 2010.

Provision for Income Taxes

For the nine months ended September 30, 2010, the provision for income taxes decreased $8.9 million to $35.2 million, while income before provision for income taxes increased $65.1 million to $249.9 million. Our effective tax rate for the nine months ended September 30, 2010 was approximately 14.1%, as compared to 23.9% for the nine months ended September 30, 2009. The rate decrease is attributable to a higher mix of non-U.S. earnings taxed at lower rates partially offset by an increase in valuation allowances on domestic losses.

Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below (Unaudited):

	Income (Loss) before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the nine months ended September 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)

United States	$(97,246)	$(46,595)	$—	$—	—	—
Non-United States	347,158	231,364	35,229	44,106	10.15%	19.06%

Total	$249,912	$184,769	$35,229	$44,106	14.10%	23.87%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to various tax rates and tax regimes. These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

Discontinued operations and noncontrolling interests

Loss on disposal of discontinued operations includes costs incurred in connection with the spin-off of B&W and the asset impairment associated with the charter fleet business. During the nine-month period ended September 30, 2010, we incurred $95.7 million of costs related to the spin-off of B&W. Additionally, during the quarter, we committed to a plan to sell our charter vessel business and based on the estimated fair value of consideration expected from the sale and estimated selling costs, we recognized a $27.7 million impairment of the carrying value of these assets to their expected net realizable value.

Net income attributable to noncontrolling interest increased by $15.7 million to $23.6 million in the nine months ended September 30, 2010, primarily due to increased activity and net income in our consolidated joint ventures.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

	September 30, 2010	December 31, 2009
	(Unaudited) (In millions)
Asia Pacific	$1,221	$1,491
Atlantic(1)	187	44
Middle East	2,192	1,726

Total Backlog	$3,600	$3,261

(1)

Backlog attributable to the charter fleet business of $80 million and $110 million at September 30, 2010 and December 31, 2009, respectively has been removed due to the discontinued operations classification.

Of the September 30, 2010 backlog, we expect to recognize revenues as follows:

	2010	2011	Thereafter
	(Unaudited) (In millions)

Total Backlog	$682	$1,961	$957

Not included in the backlog amounts above are various total bookings approximating $1.2 billion that were executed in October, 2010, comprised of approximately $700 million in our Asia Pacific segment and approximately $500 million in our Middle East segment.

Liquidity and Capital Resources

Credit Agreement

On May 3, 2010, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers. The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900.0 million, and the credit facility is scheduled to mature on May 3, 2014. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1,200.0 million for all revolving loan and letter of credit commitments under the Credit Agreement.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty, subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At September 30, 2010, we were in compliance with our covenant requirements.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from

1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid certain up-front fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents for the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At September 30, 2010, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $252.8 million. At September 30, 2010, there was $647.2 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended September 30, 2010. Had there been borrowings, the applicable interest rate would have been approximately 5.25% per annum. In addition, MII and its subsidiaries had $341.8 million in outstanding unsecured letters of credit at September 30, 2010.

Based on the credit ratings at September 30, 2010 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 3.00%, the applicable margin for base-rate loans was 2.00%, the letter of credit fee for financial letters of credit was 3.00%, the letter of credit fee for performance letters of credit was 1.50%, and the commitment fee for unused portions of the Credit Agreement was 0.50%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, as borrower, entered into a facility agreement (the “Facility”) to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105 (the “Vessel”). The Facility provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of six months after the delivery date of the Vessel and October 1, 2012. The Facility is secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the Vessel, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the Facility. As of September 30, 2010, there were no borrowings outstanding.

Other

In aggregate, our cash and investments decreased by $321.1 million to $648.1 million at September 30, 2010 from $969.2 million at December 31, 2009, primarily due to the spin-off of B&W and purchases of property, plant and equipment.

Our working capital, excluding cash and investments, increased by $408.6 million to a negative $211.7 million at September 30, 2010 from a negative $620.3 million at December 31, 2009, primarily due to the spin-off of B&W and the increase in the net amount of contracts in progress and advance billings on contracts.

Our net cash provided by operations was $94.1 million in the nine months ended September 30, 2010, compared to $197.4 million in the nine months ended September 30, 2009. This decrease was primarily attributable to the spin-off of B&W.

Our net cash used in investing activities increased by $442.7 million to $446.4 million in the nine months ended September 30, 2010 from $3.7 million in the nine months ended September 30, 2009. This increase was primarily attributable to an increase in available for sale investments and restricted cash.

Our net cash used in financing activities increased by $255.1 million to $261.0 million in the nine months ended September 30, 2010 from $5.9 million in the nine months ended September 30, 2009. This increase was primarily attributable to the spin-off of B&W.

At September 30, 2010, we had restricted cash and cash equivalents totaling $138.5 million, of which $135.9 million was held in restricted foreign accounts and of which $2.6 million was held to meet reinsurance reserve requirements of our captive insurance companies.

At September 30, 2010, we had investments with a fair value of $295.0 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments was in an unrealized loss position totaling $4.8 million at September 30, 2010. At December 31, 2009, we had unrealized losses on our investments totaling $6.9 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. We believe that none of our available-for-sale securities were permanently impaired at September 30, 2010.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 10 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

The following discussion presents disclosure about several risk factors in addition to those previously disclosed in “Item 1A. Risk Factors” in our 2009 10-K and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Maintaining adequate letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit to customers. These letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2010, we had $252.8 million in letters of credit issued under our credit facilities.

Our operations could be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. Our Atlantic segment is currently pursuing opportunities in the U.S. Gulf of Mexico. On May 28, 2010, the U.S. government imposed a six-month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued blocking enforcement of the moratorium on June 22, 2010, and the U.S. government issued a new moratorium on deepwater drilling on July 12, 2010. On October 12, 2010, the U.S. government lifted the moratorium. The U.S. government has also established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety regulations. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before resuming deepwater drilling. We cannot predict when, if at all, operators in the U.S. Gulf of Mexico will be able to satisfy these requirements. At this time, we cannot predict what, if any, impact the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on our operations.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

We have captive insurance company subsidiaries which provide us with various insurance coverages. Claims as a result of our operations could adversely impact the ability of our captive insurance company subsidiaries to respond to all claims presented.

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

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2010, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 30, 2010	—	$—	not applicable	not applicable
August 1 – August 31, 2010	179,940	12.99	not applicable	not applicable
September 1 – September 30, 2010	—	—	not applicable	not applicable

Total	179,940	$12.99	not applicable	not applicable

Item 5.	Other Information

On November 5, 2010, our Board of Directors (the “Board”) approved amendments to our Supplemental Executive Retirement Plan (the “SERP”) that affect certain of our officers, including: Stephen M. Johnson, our President and Chief Executive Officer, and Perry L. Elders, our Senior Vice President and Chief Financial Officer. The amendments to the SERP, among other things, (1) change the name of the SERP to the McDermott International, Inc. Director and Executive Deferred Compensation Plan (the “Deferred Compensation Plan”); (2) provide for the participation of members of the Board in the Deferred Compensation Plan; and (3) provide for other updates to the SERP. Under the terms of the Deferred Compensation Plan, an eligible employee may elect to defer up to 50% of his or her annual salary and/or up to 100% of any bonus earned in any plan year and any director may elect to defer up to 100% of his or her annual retainer and fees earned in any plan year. The Board selected all of the members of the Board as well as certain of our officers, including Messrs. Johnson and Elders, as participants in the Deferred Compensation Plan entitled to make elective deferrals effective as of January 1, 2011. Our officers previously designated as participants in the SERP are expected to continue to participate in the allocation of annual company contributions in the Deferred Compensation Plan.

In conjunction with the approved amendments to the SERP, the Board of Directors approved an amendment to the Rabbi Trust Agreement to substitute the Deferred Compensation Plan for the SERP as a plan which may be funded through the Rabbi Trust.

Also on November 5, 2010, the Board approved in advance the deferral of 2011 grants of restricted stock units, performance stock units and performance units under our 2009 McDermott International, Inc. Long-Term Incentive Plan by eligible employees, to the extent such awards are granted and such employees elect deferral with respect to such awards.

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

Exhibit 4.3* – New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent. (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 4.4 – Facility Agreement dated as of September 30, 2010, among North Ocean 105 AS, as borrower, McDermott International, Inc., as guarantor, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as mandated lead arrangers, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as lenders, and BNP Paribas in certain other agency. capacities.

Exhibit 10.1* – Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

Exhibit 10.2* – Amendment to Employee Matters Agreement, dated as of August 2, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.3 – Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

Exhibit 10.4* – Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.5* – Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver. (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.6* – Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver. (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.7* – Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.8* – Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.9* – Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit 10.10 – McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2010.

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

MCDERMOTT INTERNATIONAL, INC

By:	/S/ PERRY L. ELDERS
Perry L. Elders
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

November 8, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Master Separation Agreement, dated as of July 2, 2010, between McDermott International, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on
Form 8-K filed on July 2, 2010 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and letter of credit issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on
Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2*	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on
Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3*	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent. (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

4.4	Facility Agreement dated as of September 30, 2010, among North Ocean 105 AS, as borrower, McDermott International, Inc., as guarantor, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as mandated lead arrangers, BNP Paribas and Crédit Agricole Corporate and Investment Bank, as lenders, and BNP Paribas in certain other agency capacities.

10.1*	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.2*	Amendment to Employee Matters Agreement, dated as of August 2, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

10.3	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company.

10.4*	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

10.5*	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver. (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

10.6*	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver. (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.7*	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

10.8*	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

10.9*	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2010 (File No. 1-08430)).

10.10	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2010.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the filing indicated.