Form 10-K
period 2010-12-31
MCDERMOTT INTERNATIONAL INC
filed 2011-03-01
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

757 N. ELDRIDGE PKWY.
HOUSTON, TEXAS	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 870-5000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2010) was approximately $5.0 billion.

The number of shares of the registrant’s common stock outstanding at February 18, 2011 was 233,916,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for offshore oil and gas field developments, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national and major energy companies, and we operate in most major offshore oil and gas producing regions throughout the world. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations. We have operations in approximately 20 countries with 15,000 employees worldwide. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries. MII’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

On July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company (“B&W”). Additionally, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels from our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda acquisition”). Various prior period amounts contained in these consolidated financial statements, as well as the accompanying notes, reflect the historical operations of B&W and the charter fleet business as discontinued operations. Accordingly, the discussions in this annual report are presented on the basis of continuing operations, unless otherwise stated.

Business Segments

In connection with the spin-off of B&W, as discussed in Note 2 – Discontinued Operations and Other Charges, we have modified our previous reporting segments, which included the operations of B&W, to reflect our geographic operating segments. We operate in five primary business segments, which consist of Asia Pacific, Atlantic, Caspian, the Middle East and Corporate. Our Corporate segment primarily reflects corporate personnel and activities, incentive compensation programs and other costs. Costs incurred in our Corporate segment are generally fully allocated to our other segments. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions, similarities in the nature of services provided, economic characteristics, and oversight responsibilities. Accordingly, we now report our financial results under four reporting segments, consisting of Asia Pacific, Atlantic, the Middle East and Corporate. For financial information about our segments, see Note 12 to our consolidated financial statements included in this annual report.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of national and major energy companies primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of segment operations are performed on an EPCI basis. Engineering and procurement services are provided by our

Singapore office and are supported by additional resources located in Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we are developing a fabrication facility located in China. At December 31, 2010 and 2009, our Asia Pacific segment employed approximately 7,800 and 9,100 employees, respectively.

Atlantic Segment

Through our Atlantic segment, we serve the needs of national and major energy companies, primarily in the United States, Mexico, Canada, Trinidad, Brazil, West Africa and the North Sea. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico. Our Atlantic segment employed approximately 1,300 and 1,000 employees at December 31, 2010 and 2009, respectively.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of national and major energy companies primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia, Kazakhstan and Turkmenistan. Project focus in this segment relates primarily to the fabrication and installation of bottom-founded production platforms and the installation of related subsea pipelines in shallow water. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E. and Chennai, India offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E. At December 31, 2010 and 2009, our Middle East segment employed approximately 5,900 and 6,600 employees, respectively.

The above-mentioned fabrication facilities in each segment are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. Project installation is performed by major construction vessels, which we own or operate and are stationed throughout the various regions and provide structural lifting/lowering and pipelay services. These major construction vessels are supported by our multi-function vessels and chartered vessels from third parties to perform a wide array of installation activities that include anchor handling, pipelay, cable/umbilical lay, dive support and hookup/commissioning. See “Properties” in Item 2 of this annual report.

Our business activity depends mainly on capital expenditures for offshore construction services of oil and gas companies and foreign governments for construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues. A number of factors influence our activities, including:

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

Acquisitions

We had no significant acquisitions during 2010. In December 2009, we completed a transaction with Oceanteam ASA involving the acquisition of an approximate 50% interest in a vessel-owning company that owns the vessel North Ocean 102 and a 75% interest in another company that is building and will own a similar vessel the North Ocean 105. The acquisition cost to us was approximately $30.2 million, net of cash acquired and these entities are consolidated in our financial statements. We agreed to charter each vessel from the respective vessel-owning companies for a five-year period, after which time we will have the option to purchase Oceanteam ASA’s remaining interest in each vessel-owning company. This acquisition provided us with versatile subsea and deepwater installation equipment to support our growing subsea capabilities.

We continue to evaluate accelerated growth opportunities achievable through acquisition or consolidation, in addition to pursuing organic growth strategies.

Contracts

We execute our contracts through a variety of methods, including fixed-price, cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. Contracts are usually awarded through a competitive bid process, primarily based on price. However, other factors that customers may consider include facility or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

Fixed-price contracts are for a fixed amount to cover costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. See “Risk Factors—We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses” in Item 1A of this annual report.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in profit proportionate to the percentage-of-completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

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

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenues from a contract award are recorded in backlog for a variety of reasons, including projects awarded and completed within the same fiscal period. We generally include expected revenues of contracts in our backlog when we receive written confirmation from our customers. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog.

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

Our backlog at December 31, 2010 and 2009 was as follows:

	December 31, 2010		December 31, 2009
	(Dollars in millions)
Asia Pacific	$2,176	43%	$1,491	46%
Atlantic(1)	315	6%	44	1%
Middle East	2,548	51%	1,726	53%

Total Backlog	$5,039	100%	$3,261	100%

(1)	Backlog attributable to the charter fleet business of $110 million at December 31, 2009 has been removed due to the classification of that business as discontinued operations.

Of the December 31, 2010 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter
	(In approximate millions)
Total Backlog	$3,105	$1,669	$265

Competition

We believe we are among the few offshore construction contractors capable of providing a wide range of services in major offshore oil and gas producing regions of the world. We believe that the substantial capital costs and specialized skill-sets involved in becoming a full-service offshore construction contractor create a significant barrier to entry into the market as a global, fully-integrated competitor. We do, however, face substantial competition from regional competitors and less integrated providers of offshore construction services, such as engineering firms, fabrication facilities, pipelaying companies and shipbuilders. A number of companies compete with us in each of the separate marine installation and construction and fabrication phases in various parts of the world. Our competitors by segment are discussed below.

Asia Pacific

A number of companies compete with us in the Asia Pacific region. These competitors include: Allseas Marine Contractors S.A.; Daewoo Engineering & Construction Co., Ltd.; EMAS Offshore Pte Ltd.; Global Industries, Ltd.; Heerema Group; Hyundai Heavy Industrial Co., Ltd.; Nippon Steel Corporation; Saipem S.p.A.; Samsung Heavy Industries Co., Ltd.; Subsea 7 S.A.; Swiber Holdings Ltd.; and Technip S.A.

Atlantic

Our Atlantic segment operates in areas with varying degrees of contract segmentation between engineering, fabrication and offshore marine installation services. Numerous competitors exist for each function. Key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Global Industries, Ltd.; Gulf Island Fabrication Inc.; Heerema Group; Helix Energy Solutions Group, Inc.; Kiewit Corporation; Saipem S.p.A.; Subsea 7 S.A.; and Technip S.A.

Middle East

We are one of a few offshore construction contractors capable of providing a full range of services for major offshore oil and gas projects in the Middle East region. However, it is not uncommon for competitors with limited fabrication or marine presence in the region to pursue projects through partnering and alliances to compete for projects requiring the full range of services necessary for such projects. Competitors include: Hyundai Heavy Industrial Co. Ltd.; Keppel Corporation; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.p.A., Technip S.A.; and Valentine and Swiber Holdings Ltd.

Joint Ventures

We participate in the ownership of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as “joint ventures.” We generally account for our investments in joint ventures under the equity method of accounting. Our more substantial joint ventures are described below.

Asia Pacific

•

Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. We co-own this entity with Qingdao Wuchuan Heavy Industry Co. Ltd., a leading shipbuilder in China. This joint venture, which commenced in 2009, expands the focus of our business on floating, production, storage, off-loading (“FPSO”) vessel construction and integration.

Atlantic

•

FloaTEC LLC. We co-own this entity with Keppel FELS Ltd. This joint venture designs, markets, procures and contracts floating production systems to the deepwater oil and gas industry. The deepwater solutions provided include tension leg platforms (“TLPs”), spars and production semi-submersibles. A significant part of this entity’s strategy is to build on the established presence, reputation and resources of its two owners and to contract activity back to its owners.

•

Deepwater Marine Technology LLC. We co-own this entity with Keppel FELS Ltd. This joint venture expands our services related to solutions involving TLPs. A TLP is a vertically moored floating structure normally used for the offshore production of oil and gas and is particularly suited for water depth greater than 1,000 feet.

Customers

We provide services to a diverse customer base, including multinational and state-owned oil and gas companies. Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2010, 2009 and 2008 were as follows:

Year Ended December 31, 2010:
Saudi Aramco	40%
Chevron Corporation	15%
Exxon Mobil Corporation	10%
Shell Oil Company.	*
Woodside Energy Limited	*

Year Ended December 31, 2009:
Saudi Aramco	20%
Ras Laffan Liquified Natural Gas Company	16%
Qatar Liquified Gas Company	12%
Shell Oil Company.	11%
Maersk Oil Qatar	11%

Year Ended December 31, 2008:
Ras Laffan Liquified Natural Gas Company	16%
Cuu Long Joint Operating Company	12%
Reliance Industries Limited.	10%
Saudi Aramco	*
Maersk Oil Qatar	*

*	Less than 10% of consolidated revenues

Customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in other years.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials.

Employees

At December 31, 2010, we employed approximately 15,000 persons worldwide, compared with approximately 17,000 at December 31, 2009, excluding B&W employees. Approximately 6,400 of those employees were members of labor unions at December 31, 2010, compared with approximately 7,500 at December 31, 2009, excluding B&W employees. Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

Patents and Licenses

We currently hold a number of U.S. and foreign patents and also have certain patent applications pending. We also acquire patents and grant licenses to others when we consider it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how, rather than patents and licenses, in the conduct of our business.

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

As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damage provisions, and access to the insurance of other parties. We also procure insurance, operate our own “captive” insurance company, and/or establish funded or unfunded reserves. However, there can be no assurance that these methods will adequately address all risks.

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

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and political risks, confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), losses or liability, related to acts of terrorism, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems or controls or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

Our wholly owned “captive” insurance subsidiary currently provides workers compensation, employer’s liability, commercial general liability, maritime employer’s liability and automotive liability insurance to support our operations. This insurance subsidiary has, from time to time, in the past also provided builder’s risk and marine hull insurance for us. We may also have business reasons in the future to have this insurance subsidiary accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. This insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several B&W subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

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

We are currently in the process of investigating and remediating some of our former operating sites. Although we have recorded reserves in connection with certain of these matters, due to the uncertainties associated with environmental remediation, there can be no assurance that the actual costs resulting from these remediation matters will not exceed the recorded reserves.

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

At December 31, 2010 and 2009, we had total environmental reserves of $2.9 million and $3.2 million, respectively, excluding B&W reserves. Of our total environmental reserves at December 31, 2010 and 2009, $2.4 million and $3.2 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “may,” or “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

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

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and execution;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, our ability to fund our pension obligations may be impacted;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East, Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several B&W subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this annual report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this annual report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this annual report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Available Information

Our website address is www.mcdermott.com. We make available through the Investor Relations section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Guidelines; Code of Ethics for our Chief Executive

Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Officers, Board Members and Contact Information; Amended and Restated Articles of Incorporation; By-laws; and charters for the Audit, Governance, Compensation and Finance Committees of our Board.

Item 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the other information contained in this annual report. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected, and, as a result, the trading price of our common stock could decline.

Risk Factors Related to Our Business

We derive substantially all of our revenues from companies in the oil and gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.

The demand for our EPCI services has traditionally been cyclical, depending primarily on the capital expenditures of oil and gas companies for construction of development projects. These capital expenditures are influenced by such factors as:

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

Prices for oil and gas have historically been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. We anticipate oil and natural gas prices will continue to be volatile and affect the demand for and pricing of our EPCI services. A material decline in oil or natural gas prices or activities over a sustained period of time could materially adversely affect the demand for our services and, therefore, our financial condition, results of operations and cash flows.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

We are engaged in a highly competitive industry, and we have contracted for a number of projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in the industry in which we operate may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

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

Performance problems relating to any significant existing or future contract arising as a result of any of these or other risks could cause our actual results of operations to differ materially from those we anticipate at the time we enter into the contract and could cause us to suffer damage to our reputation within our industry and our customer base.

Our use of percentage-of-completion method of accounting could result in volatility in our results of operations.

We recognize revenues and profits from our long-term contracts using the percentage-of-completion basis of accounting. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenues and profits could be material in future periods. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short term effect of reducing the job percentage of completion and thus the revenues and profits that otherwise would be recognized to date.

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

Our operations could continue to be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. Our Atlantic segment is currently pursuing opportunities in the U.S. Gulf of Mexico. During the period from May 28 through October 12, 2010, the U.S. government imposed moratoriums on all offshore deepwater drilling projects. During 2010, the U.S. government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety regulations. In addition, the U.S. government is requiring that operators demonstrate their compliance with the new regulations before commencing deepwater drilling operations. Compliance issues associated with the new regulations are significantly impacting deepwater drilling in the U.S. Gulf of Mexico. We cannot predict when operators in the U.S. Gulf of Mexico will be issued permits under the new regulations. Marine vessel utilization in our Atlantic segment has been negatively impacted by the moratorium and the new regulations. At this time, we cannot predict the full impact the Macondo well incident and the new regulations may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on our operations.

A change in tax laws could have a material adverse effect on us by substantially increasing our corporate income taxes and, consequently, decreasing our future net income and increasing our future cash outlays for taxes.

As a result of our reorganization in 1982, MII is a corporation organized under the laws of the Republic of Panama. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have been introduced in the U.S. Congress in recent years. Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. It is possible that, if legislation were to be enacted in this area, we could be subject to a substantial increase in our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes. We are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments.

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risk that we may be restricted in our ability to access the cash flows or assets of these entities.

We conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of our joint ventures. Even in those joint ventures that we manage, we are often required to consider the interests of the other joint venture participants in connection with decisions concerning the operations of the joint ventures. Arrangements involving foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, our foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their ability to transfer funds to us.

Our international operations are subject to political, economic and other uncertainties.

We derive a significant portion of our revenues from international operations. Our international operations are subject to political, economic and other uncertainties. These include:

•	risks of war, terrorism, piracy and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	overlap of different tax structures;

•	risk of changes in currency exchange rates; and

•	risks associated with the assertion of national sovereignty over areas in which our operations are conducted.

We also may be particularly susceptible to regional conditions that may adversely affect our operations. Our major marine construction vessels typically require relatively long periods of time to mobilize over long distances, which could affect our ability to withdraw them from areas of conflict. Additionally, certain of our fabrication facilities are located in regions where conflicts may occur and limit or disrupt our operations. Recent events in the Middle East highlight the risk that conflicts could have a material adverse impact on both the markets we serve and our operating capabilities in this region. Similar or more significant events could also take place in these and other regions in which we operate and could limit or disrupt our markets and operations, including disruption from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. The impacts of these risks are very difficult to cost effectively mitigate or insure against and, in the event of a significant event impacting the operations of one or more of our fabrication facilities, we will likely not be able to timely replicate the fabrication capacity needed to meet existing contractual commitments, given the time and cost involved in doing so. Any failure by us to meet our material contractual commitments could give rise to loss of revenues, claims by customers, loss of future business opportunities and other issues, which could materially adversely affect our financial condition, results of operations and cash flows.

Various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries and joint ventures to pay dividends and remit earnings to affiliated companies. Our international operations sometimes face the additional risks of fluctuating currency values, hard currency shortages and controls of foreign currency exchange.

Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liabilities and costs.

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

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy) pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to the participation of our executives in the management of certain outside entities, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us.

We have a captive insurance company subsidiary which provides us with various insurance coverages. Claims as a result of our operations could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several B&W subsidiaries, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to the asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

Volatility and uncertainty of the credit markets may negatively impact us.

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents, investments, cash flows from operations, and borrowings under our credit facility. In the past several years, the credit markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. If national and international economic conditions deteriorate, it is possible that we may not be able to fully draw upon our existing credit facility and we may not be able to obtain alternative financing on favorable terms. In addition, while we believe our current liquidity is adequate for our normal operations and planned capital expenditures in 2011, a deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis.

Our credit facility imposes restrictions that could limit our operating and investment flexibility.

We maintain a credit facility that permits borrowings for working capital and other needs, as well as letters of credit for projects. The terms of our credit facility impose various restrictions and covenants on us that could have adverse consequences, including:

•	limiting our ability to react to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to pay dividends to our stockholders; and

•	limiting our ability to borrow additional funds.

Maintaining adequate letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit to customers. These letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have limited capacity under our credit facility for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

We depend on a relatively small number of customers.

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our inability to continue to perform services for a number of these large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations. Our significant customers include major and national oil and gas companies.

We may not be able to compete successfully against current and future competitors.

The industry in which we operate is highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new facility designs or improvements to engineering, construction or installation services.

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

Pension expenses associated with our retirement benefit plans may fluctuate significantly depending on changes in actuarial assumptions, future market performance of plan assets and legislative or other regulatory actions.

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

In addition, we depend on the demand for our services from the oil and gas industry and, therefore, we are affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting the demand for our services.

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

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. See “Governmental Regulations and Environmental Matters-Environmental” in Item 1 above for further information.

Our businesses require us to obtain, and to comply with government permits and approvals.

Our businesses are required to obtain, and to comply with, government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•	failure to provide adequate financial assurance for closure;

•	failure to comply with environmental and safety laws and regulations or permit conditions;

•	local community, political or other opposition;

•	executive action; and

•	legislative action.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective. Our failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, lead to the suspension of operations and result in reduced revenues and profits.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, UK Bribery Act or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials. The recently-enacted UK Bribery Act 2010, which was originally scheduled to become effective in April 2011, is broader in scope than the FCPA and applies to public and private corruption and contains no facilitating payments exception. We are also subject to a consent decree entered into in 1976 with the U.S. Securities and Exchange Commission. The 1976 consent decree forbids us, among other things, from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. Our training program and policies mandate compliance with the FCPA and the 1976 consent decree. We operate in many parts of the world that have experienced governmental and other corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for violations of the FCPA, UK Bribery Act 2010, or other similar enactments in other jurisdictions or of the 1976 consent decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The wars in Iraq and Afghanistan and terrorist attacks and unrest have caused and may continue to cause instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. Instability and unrest in the Middle East and Afghanistan, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, unrest in the Middle East and Afghanistan could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.

In connection with the spin-off, B&W agreed to indemnify us for certain liabilities. However, the indemnity from B&W may not be sufficient to protect us against the full amount of such liabilities, and B&W’s ability to satisfy its indemnification obligations may be impaired in the future.

Pursuant to the master separation agreement we entered into with B&W, B&W agreed to indemnify us from certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that B&W assumed. In addition, the indemnity may not be sufficient to protect us against the full amount of such liabilities, and B&W may not be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from B&W any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could adversely affect our business, results of operations and financial condition.

The spin-off could result in substantial tax liability.

We obtained a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions qualified under Sections 355 and/or 368 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). If the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Code. The private letter ruling was based on representations by us that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling. In connection with the spin-off, we also obtained an opinion of outside counsel, substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions qualified under Sections 355 and/or 368 of the Code. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by B&W and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

If, notwithstanding receipt of the private letter ruling and opinion, the spin-off were determined to be a taxable transaction, each U.S. holder of our common stock who received shares of B&W common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of B&W common stock received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits as of the end of 2009, which earnings and profits would be increased as a result of the spin-off being treated as a taxable transaction. For each such stockholder, any amount that exceeded our relevant earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of common stock with any remaining amount being taxed as a capital gain. In addition, if certain related transactions were to fail to qualify for tax-free treatment, B&W would be treated as if it had sold part of its assets (which were retained by us) in a taxable sale for fair market value and we would be treated as receiving such assets from B&W as a taxable dividend.

Under the terms of the tax sharing agreement we entered into with B&W in connection with the spin-off, B&W is generally responsible for any taxes imposed on B&W or us and our subsidiaries in the event that the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or our subsidiaries, a subsidiary of ours would be responsible for all such taxes. If we were to become liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.

Provisions in our corporate documents and Panamanian law could delay or prevent a change in control of our company, even if that change may be considered beneficial by some stockholders.

The existence of some provisions of our articles of incorporation and by-laws and Panamanian law could discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These include provisions:

•	providing that our board of directors fixes the number of members of the board;

•	limiting who may call special meetings of stockholders;

•	restricting the ability of stockholders to take action by written consent, rather than at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	establishing supermajority vote requirements for certain amendments to our articles of incorporation and by-laws;

•

authorizing a large number of shares of common stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us; and

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt.

In addition, we are registered with the Panamanian National Securities Commission (the “PNSC”) and, as a result, we are subject to Decree No. 45 of December 5, 1977, of the Republic of Panama, as amended (the “Decree”). The Decree imposes certain restrictions on offers to acquire voting securities of a company registered with the PNSC if, following such an acquisition, the acquiror would own directly or indirectly more than 5% of the outstanding voting securities (or securities convertible into voting securities) of such company, with a market value of at least five million Balboas (approximately $5 million). Under the Decree, any such offeror would be required to provide McDermott with a declaration stating, among other things, the identity and background of the offeror, the source and amount of funds to be used in the proposed transaction and the offeror’s plans with respect to McDermott. In that event, the PNSC may, at our request, hold a public hearing as to the adequacy of the disclosure provided by the offeror. Following such a hearing, the PNSC would either determine that full and fair disclosure had been provided and that the offeror had complied with the Decree or prohibit the offeror from proceeding with the offer until it has furnished the required information and fully complied with the Decree. Under the Decree, such a proposed transaction cannot be consummated until 45 days after the delivery of the required declaration prepared or supplemented in a complete and accurate manner, and our board of directors may, in its discretion, within 15 days of receiving a complete and accurate declaration, elect to submit the transaction to a vote of our stockholders. In that case, the transaction could not proceed until approved by the holders of at least two-thirds of the voting power of the shares entitled to vote at a meeting held within 30 days of the date it is called. If such a vote is obtained, the shares held by the offeror would be required to be voted in the same proportion as all other shares that are voted in favor of or against the offer. If the stockholders approved the transaction, it would have to be consummated within 60 days following the date of that approval. The Decree provides for a civil right of action by stockholders against an offeror who does not comply with the provisions of the Decree. It also provides that certain persons, including brokers and other intermediaries who participate with the offeror in a transaction that violates the Decree, may be jointly and severally liable with the offeror for damages that arise from a violation of the Decree.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders.

We may issue preferred stock that could dilute the voting power or reduce the value of our common stock.

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The following table provides the segment name, location, and general use of each of our principal properties at December 31, 2010 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased
Asia Pacific
Singapore, Singapore	Administrative/engineering office	Leased
Batam Island, Indonesia	Fabrication facility	Leased

Atlantic
Morgan City, Louisiana	Fabrication facility	Leased
Altamira, Mexico	Fabrication facility	Owned/Leased
Houston, Texas	Engineering/operations/administrative office	Leased
New Orleans, Louisiana	Engineering office	Leased
Halifax, Nova Scotia, Canada	Administrative office	Leased

Middle East
Dubai (Jebel Ali), U.A.E.	Engineering office/fabrication facility	Leased
Chennai, India	Engineering office	Leased
Baku, Azerbaijan	Operations/administrative office	Leased

Corporate
Houston, Texas	Administrative office	Leased

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

We operate a fleet of construction and multi-service vessels. Our pipelay and derrick vessels range in length from 260 to 500 feet and are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Our multi-service vessels have capabilities which include subsea construction, pipelay, cable lay and dive support. Seven of our owned and/or operated major construction vessels are self-propelled. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels. Most of our marine vessels are encumbered by liens under our credit facility. As further discussed in Note 2—Discontinued Operations and Other Charges, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 self-propelled vessels acquired in the Secunda acquisition.

The following table sets forth certain information with respect to the major construction and multi-service vessels utilized to conduct our operations, including their location at December 31, 2010:

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
UNITED STATES
DB 16(1)	Pipelay/Derrick	1967/2000	860	30
Intermac 600(2)	Launch/Cargo Barge	1973	—	—
MIDDLE EAST
DB 27	Pipelay/Derrick	1974/1984	2,400	60
LB 32	Pipelay	2010	—	60
DLB KP1	Pipelay/Derrick	1974	660	60
DB 101	Semi-Submersible Derrick	1978/1984	3,500	—
North Ocean 102(1)(3)	Multi-Service Vessel	2009	100	—
Agile(1)	Multi-Service Vessel	1978	100	—
Emerald Sea(1)	Multi-Service Vessel	1996/2007	100	—
Thebaud Sea(1)	Multi-Service Vessel	1999	100	—
ASIA PACIFIC
DB 30	Pipelay/Derrick	1975/1999	3,080	60
DB 26(3)	Pipelay/Derrick	1975	900	60
DB 50(1)	Pipelay/Derrick	1988	4,400	20
Intermac 650(4)	Launch/Cargo Barge	1980/2006	—	—
Bold Endurance(1)	Multi-Service Vessel	1979	—	—

(1)	Vessel with dynamic positioning capability
(2)	The overall dimensions of this vessel are 500’ x 120’ x 33’
(3)	We own a 50% joint venture interest in each of the companies that own the indicated vessels
(4)	The dimensions of this vessel are 650’ x 170’ x 40’

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

The information set forth under the heading “Investigations and Litigation” in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in this annual report is incorporated by reference into this Item 3.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MDR. We filed certifications of the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this report.

High and low stock prices by quarter for the years ended December 31, 2010 and 2009:

YEAR ENDED DECEMBER 31, 2010

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2010	$27.15	$21.34
June 30, 2010	$28.98	$19.25
September 30, 2010(1)	$25.10	$12.10
December 31, 2010	$20.78	$14.25

(1)	On July 30, 2010, we completed the spin-off of B&W. On July 30, 2010, the closing price of our common stock on the NYSE was $23.51. On August 2, 2010, the opening price of our common stock on the NYSE was $12.56.

YEAR ENDED DECEMBER 31, 2009

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2009	$15.55	$9.10
June 30, 2009	$24.38	$12.78
September 30, 2009	$27.89	$16.04
December 31, 2009	$26.52	$20.25

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of February 18, 2011, there were approximately 2,807 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,380,715	$7.42	9,484,241

The following graph provides a comparison of our five-year, cumulative total shareholder return from December 2005 through December 2010 to the return of S&P 500, our 2010 custom peer group and our 2009 custom peer group. The 2010 custom peer group is a group of companies we selected in order to better reflect our business following the spin-off of B&W.

(1)	Assumes initial investment of $100 on December 31, 2005 and the December 2010 presentation includes the value attributed to the stock dividend of B&W common stock, which was based on the opening trading price of B&W common stock as quoted on the NYSE Consolidated Transactions Reporting System on August 2, 2010, the first day of “regular way” trading for B&W common stock after the spin-off.

The peer group used for the five-year comparison was comprised of the following companies:

2010 Custom Peer Group

•	Baker Hughes Incorporated

•	Cal Dive International, Inc.

•	Cameron International

•	Chicago Bridge & Iron Company N.V.

•	Dresser-Rand Group, Inc.

•	FMC Technologies, Inc.

•	Foster Wheeler AG

•	Global Industries Ltd.

•	Halliburton Company

•	Helix Energy Solutions Group, Inc.

•	Jacobs Engineering Group Inc.

•	KBR, Inc.

•	National Oilwell Varco, Inc.

•	Noble Corporation
•	Oceaneering International, Inc.

•	Oil States International, Inc.

•	The Shaw Group Inc.

•	Tidewater Inc.

2009 Custom Peer Group

•	Cal Dive International, Inc.

•	Chicago Bridge & Iron Company N.V.

•	Fluor Corporation

•	Foster Wheeler AG

•	Jacobs Engineering Group, Inc.

•	KBR, Inc.

•	Oceaneering International, Inc.

•	The Shaw Group, Inc.

•	URS Corporation

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2010	2009	2008	2007	2006(1)
	(In thousands, except for per share amounts)
Statement of Income Data:
Revenues	$2,403,743	$3,281,790	$3,098,104	$2,396,963	$1,602,676
Operating Income	$314,905	$279,349	$106,987	$381,256	$180,401
Income from Continuing Operations	$236,566	$206,158	$60,649	$385,090	$187,970
Income (Loss) from Discontinued Operations	$(34,900)	$180,898	$368,653	$222,738	$142,545
Net Income Attributable to McDermott International, Inc.	$201,666	$387,056	$429,302	$607,828	$330,515
Basic Earnings per Common Share(1):
Income from Continuing Operations	$1.02	$0.90	$0.27	$1.72	$0.86
Income (Loss) from Discontinued Operations	$(0.15)	$0.79	$1.62	$1.00	$0.65
Diluted Earnings per Common Share(1):
Income from Continuing Operations	$1.00	$0.88	$0.26	$1.68	$0.83
Income (Loss) from Discontinued Operations	$(0.15)	$0.78	$1.60	$0.97	$0.62
Balance Sheet Data(2):
Total Assets	$2,598,688	$4,849,110	$4,601,693	$4,411,486	$3,633,762
Current Maturities of Long-Term Debt	$8,547	$16,270	$9,021	$6,599	$257,492
Long-Term Debt	$46,748	$56,714	$6,109	$10,609	$15,242
Total Equity	$1,512,267	$1,833,100	$1,316,513	$1,167,378	$443,101

(1)	Per share amounts prior to December 31, 2010 have been restated to reflect the July 30, 2010 spin-off of B&W. The 2006 per share amounts presented have been restated to reflect a stock split effected in 2007.
(2)	Balance sheet data presented prior to December 31, 2010, includes the historical information of B&W.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this annual report.

GENERAL

MII is a leading EPCI company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for offshore oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. We operate in five primary business segments which consist of Asia Pacific, Atlantic, Caspian, the Middle East and Corporate. The operations of the Caspian and Middle East are aggregated into our Middle East reporting segment due to the proximity of regions, similarities in the nature of services provided, economic characteristics and oversight responsibilities. As a result, we have four segments on which we report financial results. Our business activity depends mainly on capital expenditures for offshore construction services of oil and gas companies and foreign governments for the construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues.

The results of operations for the years presented reflect the historical operations of B&W and the charter fleet business as discontinued operations. The discussions of our business and results of operations in this annual report are presented on the basis of continuing operations, unless otherwise stated.

Recent Developments

Spin-Off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a stock distribution. B&W’s assets and businesses primarily consisted of those that we previously reported as our Power Generation Systems and Government Operations segments. In connection with the spin-off, our stockholders received 100% (approximately 116 million shares) of the outstanding common stock of B&W. The distribution of B&W common stock occurred by way of a pro rata stock dividend to our stockholders. Each stockholder generally received one share of B&W common stock for every two shares of our common stock held by such stockholder on July 9, 2010, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

In order to effect the distribution and govern MII’s relationship with B&W after the distribution, MII and B&W entered into a master separation agreement and several other agreements, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and B&W contains the key provisions relating to the separation of the B&W business from MII and the distribution of B&W shares of common stock. The master separation agreement identified the assets transferred to, liabilities assumed by and contracts assigned to B&W by MII or by B&W to MII in the spin-off and provided the mechanisms for these transfers, assumptions and assignments to occur. Under the master separation agreement we agreed to indemnify B&W against various claims and liabilities related to the past operation of MII’s business (other than B&W’s business) and B&W agreed to indemnify us against various claims and liabilities related to its business.

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W is also entitled to the historical tax benefits that were generated by MII’s U.S. operations, and these amounts are shown in income (loss) from discontinued operations in our consolidated statements of income.

Transition Services Agreements

Under the transition services agreements, MII and B&W may provide each other certain transition services on an interim basis. Such services include, among others, accounting, human resources, information technology, legal, risk management, tax and treasury services. In consideration for such services, MII and B&W each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which has been classified as discontinued operations. We measured the associated assets to be sold using the estimated fair value of consideration expected from the sale less estimated selling costs. Accordingly, we recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value within loss on disposal of discontinued operations.

Fabrication Facility

During the quarter ended September 30, 2010, some of our customers indicated to us they expect substantial delays in their planned projects in the Caspian region of our Middle East segment. Accordingly, we incurred approximately $21 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. These costs are reflected in our consolidated statements of income in cost of operations. We believe any remaining costs that may be incurred in connection with the facility closure will not materially exceed the costs already recognized.

Impairments

During the quarter ended September 30, 2010, based on market conditions, expected future utilization and pricing on two of the four vessels we expect to retain from the Secunda acquisition, we estimated the undiscounted cash flows associated with these vessels and, as a result, we recognized an impairment charge of approximately $24.4 million in our consolidated statements of income in (gain) loss on asset disposals and impairments—net.

Business Outlook

We expect our backlog of approximately $5.0 billion at December 31, 2010 to produce revenues of approximately $3.1 billion in 2011, not including the effects of any change orders or new contracts that may be awarded during the year. We are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2011, subject to successful contract negotiations. These projects are not currently in backlog.

The demand for our services depends primarily on capital expenditures from the world’s major oil and gas producing companies and foreign governments for construction of development projects in the regions in which we operate. Recent improvements in oil prices, influenced by higher demand, have led to increased levels of capital expenditures by the major oil and gas companies and foreign governments. Currently, higher demand projections could result in additional improvements in activity levels during 2011. However, any significant future economic contraction could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices, leading our customers to defer major capital expenditures, which would result in a decline in the demand for our services.

The decision-making process for oil and gas companies in making capital expenditures on offshore construction services for a development project differs depending on whether the project involves a new or existing development. In the case of new development projects, the demand for offshore construction services generally follows exploratory drilling and, in some cases, initial development drilling activities. Based on the results of these activities and evaluations of field economics, customers determine whether to install new platforms and new infrastructure, such as subsea gathering lines and pipelines. For existing development projects, demand for offshore construction services is generated by decisions to, among other things, expand development in existing fields and expand existing infrastructure.

We generated less than 5% of our 2010 consolidated revenues from the U.S. We expect in the near term, offshore drilling activity in the U.S. Gulf of Mexico will continue to be impacted by the Macondo well incident, despite the lifting of the moratorium imposed by the U.S. Government during 2010. The U.S. Government has implemented new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers and other safety regulations. Compliance issues associated with these new regulations are significantly impacting deepwater drilling activity in the U.S. Gulf of Mexico, which has in turn negatively impacted marine vessel utilization in our Atlantic segment. We have and will continue to monitor regulatory and market developments in the U.S. Gulf of Mexico. We have taken certain measures to reduce our U.S. cost structure to address anticipated near term business levels. However, we anticipate continuing to incur losses in this portion of our Atlantic segment in 2011, in large part due to our fixed marine costs. In the long term we anticipate improvements in the Atlantic segment, due not only to the U.S. Gulf of Mexico business outlook, but also the other portions of this segment, including Brazil, Mexico, Caribbean, West Africa and the North Sea.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2010 it is possible that we may incur liabilities for liquidated damages aggregating approximately $82 million, of which $14 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2008 to May 2011. We are in active discussions with our customers on the issues giving rise to delays in these projects, and in January 2011 we reached an agreement with one customer to reduce these potential liquidated damages by approximately $19 million. We believe we will be successful in obtaining schedule extensions or other customer agreed changes that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The amounts we report in our financial statements and accompanying notes reflect the application of our accounting policies and management’s estimates and assumptions. We believe the following are our most critical accounting policies applied in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include revenues and related costs, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts, billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long-term) can have the short term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments proportionate to the percentage-of-completion revenue in income for the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred, as deferred profit recognition contracts. During the quarter ended September 30, 2010, we determined that one active contract qualified to be accounted for under our deferred profit recognition policy.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, income is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed contract method during 2010, 2009 or 2008.

A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. Increases in costs associated with our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work, to the extent of costs incurred in contract revenues, when we believe collection is probable. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

As of December 31, 2010, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs.

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

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. We do not depreciate property, plant and equipment classified as held for sale.

We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them, except for drydocking costs. We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally three to five years.

Self-Insurance. We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance within certain limits and marine hull insurance to our companies. We may also have business reasons in the future to have our insurance subsidiary accept other risks which we cannot or do not wish to transfer to outside insurance companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable.

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our actuary, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market-related value of our plan assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings. See Note 5 to our consolidated financial statements included in this annual report for information on our pension and postretirement benefit plans.

Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 14 to our consolidated financial statements included in this annual report. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Impairment. We do not amortize goodwill but instead review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review involves comparing an estimate of discounted future cash flows to the net book value of each applicable operating segment and, therefore, is significantly impacted by estimates and judgments. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required on a nonrecurring basis, the estimated undiscounted future cash flows associated with the assets are compared to the asset’s carrying value to determine if impairment exists, in which case an impairment is recognized for the difference between the recorded and fair value of the asset.

We have completed our annual review of goodwill for our Asia Pacific and Middle East segments as of December 31, 2010, which indicated that the fair value for each of those segments was significantly in excess of the carrying amount, resulting in no goodwill impairment. Additionally, based on market conditions, expected future utilization and pricing on two of the four vessels in our Atlantic segment that we expect to retain from the Secunda acquisition, we recognized an impairment charge of $24.4 million during the quarter ended September 30, 2010 in our consolidated statements of income.

Deferred Taxes. We believe that the deferred tax assets recorded as of December 31, 2010 is realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

Stock-Based Compensation. The cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. The use of a Black-Scholes model requires highly subjective assumptions, such as assumptions about the expected life of award, the volatility of our stock price and our expected dividend yield.

For discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this annual report.

Segment Operations

Our segment revenues, net of intersegment revenues, as well as the approximate percentages of our total consolidated revenues, operating income and operating margin, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent of Consolidated Revenues	Amount	Operating Margin
December 31, 2010:
Asia Pacific	$870,410	36%	$88,012	10%
Atlantic	183,001	8%	(89,692)	*
Middle East	1,350,332	56%	316,585	23%

Consolidated	$2,403,743	100%	$314,905	13%

December 31, 2009:
Asia Pacific	$997,938	30%	$141,494	14%
Atlantic	230,428	7%	(20,942)	*
Middle East	2,053,424	63%	158,797	8%

Consolidated	$3,281,790	100%	$279,349	9%

December 31, 2008:
Asia Pacific	$1,097,230	35%	$75,613	7%
Atlantic	372,246	12%	10,478	3%
Middle East	1,628,628	53%	20,896	1%

Consolidated	$3,098,104	100%	$106,987	3%

*	Not meaningful

For additional information on the geographic distribution of our revenues, see Note 12 to our consolidated financial statements included in this annual report.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues

Revenues decreased approximately 27%, or $878.1 million, to $2,403.7 million in the year ended December 31, 2010, compared to $3,281.8 million in the year ended December 31, 2009. The Middle East segment accounted for the majority of this decrease. Revenues in the Middle East segment decreased approximately 34%, or $703.1 million in the year ended December 31, 2010, as compared to 2009, primarily attributable to declines in marine activity, due to the marine installation programs for several projects being completed or near completion during 2009. To a lesser extent, declines in fabrication activity also contributed to the Middle East segment decline. In addition, revenues from the Asia Pacific segment decreased approximately 13%, or $127.5 million resulting from executing the fabrication phase on longer duration EPCI projects, which generally results in slower revenue recognition. Revenues from our Atlantic segment decreased approximately 21% influenced by lower activity levels in the U.S. Gulf of Mexico resulting in reduced marine asset utilization.

Operating Income

Operating income increased $35.6 million from $279.3 million in the year ended December 31, 2009 to $314.9 million in 2010, attributable to the Middle East segment where operating income increased $157.8 million, primarily driven by increased activity and project improvements on certain Saudi Arabia projects in the 2010 period, coupled with change orders and improvements on certain Qatar projects, which increased approximately $57 million in 2010 compared to 2009. These increases were partially offset by decreased operating income from our Atlantic and Asia Pacific segments. The year over year decline in operating income from our Atlantic segment resulted from lower marine asset utilization in the year ended December 31, 2010 compared to 2009, which contributed to the segment recognizing a $24.4 million asset impairment on two vessels from the Secunda acquisition. The Asia Pacific segment experienced decreased operating income, primarily due to lower change orders and project close-outs in 2010.

During the quarter ended September 30, 2010, our Atlantic segment began accounting for one contract under our deferred profit recognition policy, under which we recognize revenue and cost equally and will only recognize profit when reasonably estimable, which is generally when the contract is approximately 70% complete. This contract is in the early stages of activity and was not material to our results of operations for the year ended December 31, 2010. The Atlantic backlog includes $169.0 million relating to this project and revenues on this project totaled approximately $19.1 million for the year ended December 31, 2010. There was no activity on this project during 2009.

Other Items in Operating Income

For the year ended December 31, 2010, we recognized a $22.2 million loss on asset disposals and impairments—net, attributable to impairment charges recognized on two vessels we expect to retain from the Secunda acquisition, compared to a $0.9 million gain on asset disposals and impairments—net, in 2009.

Selling, general and administrative expenses decreased by $1.3 million to $216.8 million for the year ended December 31, 2010, as compared to $218.1 million in 2009, primarily due to cost reductions as a result of the B&W spin-off.

Equity in loss of unconsolidated affiliates increased $4.0 million to $7.6 million for the year ended December 31, 2010, compared to $3.6 million in 2009, primarily attributable to our share of an asset impairment in our FloaTEC LLC joint venture, coupled with increased losses at our joint ventures.

Other Items

Interest income decreased $4.5 million to $1.5 million in the year ended December 31, 2010 compared to 2009, primarily due to lower interest rates on cash and investment balances in 2010 as compared to 2009.

Interest expense increased to $2.6 million in the year ended December 31, 2010, primarily due to the write-off of unamortized debt issuance cost associated with the replacement of our previous credit facility.

Other expense—net decreased $5.2 million to $10.0 million in the year ended December 31, 2010 compared to 2009, primarily due to lower foreign currency exchange losses during 2010, as compared to 2009.

Provision for Income Taxes

Our earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes. For the year ended December 31, 2010, our provision for income taxes decreased $19.4 million to $41.2 million, while income before provision for income taxes increased $33.7 million to $303.8 million. Our effective tax rate was approximately 14% for 2010, as compared to 22% for 2009. The decrease in the overall effective tax rate was attributable to a larger portion of earnings being taxed at lower rates compared to the prior year, partially offset by U.S. losses for which we could not record a tax benefit.

During the year ended December 31, 2010, we recorded a reduction in the liability for unrecognized tax benefits of approximately $32.0 million, including estimated tax-related interest and penalties. The reduction was principally due to unrecognized tax benefits that were transferred to B&W as part of the spin-off, partially offset by additional tax accruals. See Note 10—Income Taxes.

Discontinued operations and noncontrolling interests

Loss on disposal of discontinued operations includes costs incurred in connection with the spin-off of B&W and the asset impairment associated with our charter fleet business. During the year ended December 31, 2010, we incurred $95.6 million of costs related to the spin-off of B&W, as compared to $7.1 million of such costs in the year ended December 31, 2009. Additionally, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business and, based on the estimated fair value of the consideration expected from the sale less estimated selling costs, we recognized a $27.7 million impairment of the carrying value of those assets to adjust them to their estimated net realizable value.

Net income attributable to noncontrolling interest increased by $22.6 million to $26.0 million in the year ended December 31, 2010, from $3.4 million for the year ended December 31, 2009, primarily due to increased activity and net income in our consolidated joint ventures.

Adjusted Net Income

Presented below is a reconciliation of net income and adjusted net income, excluding impairments, discontinued operations and related charges.

December 31, 2010
(In thousands)
Net Income Attributable to McDermott International, Inc.
GAAP Consolidated Basis	$201,666

Add Back Charges:
Fabrication facility closure costs	21,187
Asset impairments	24,443
Loss from discontinued operations	34,900

Adjusted Net Income	$282,196

We are providing this non-GAAP information to supplement the results provided in accordance with GAAP. The non-GAAP information should not be considered superior to, or as a substitute for, the comparable GAAP measure. However, we believe this non-GAAP information provides meaningful insight into our ongoing operational performance by separately identifying items that we feel are considered non-recurring. Therefore, we use the non-GAAP information internally to evaluate our operations for purposes of review, planning and evaluating performance.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues

Revenues increased approximately 6%, or $183.7 million, to $3,281.8 million in the year ended December 31, 2009, compared to $3,098.1 million in the year ended December 31, 2008. The increase was concentrated in the Middle East segment where revenues increased approximately 26%, or $424.8 million in the year ended December 31, 2009, as compared to 2008, primarily attributable to increased marine activity, driven by the marine installation programs for several projects being completed or near completion during 2009, partially offset by decreased fabrication activity on certain projects where the fabrication phases were completed in 2009. Increases from the Middle East segment were partially offset by decreases from our Atlantic and Asia Pacific segments, where revenues declined approximately 38% and 9%, respectively. The revenue decline from the Atlantic segment of $141.8 million resulted from decreased marine and fabrication activities related to a project that was ongoing during 2008 but substantially complete prior to the 2009 period. In addition, revenue declines of $99.3 million from the Asia Pacific segment were attributable to decreased marine activity, partially offset by increased fabrication activity.

Operating Income

Operating income increased $172.3 million from $107.0 million in the year ended December 31, 2008 to $279.3 million in 2009. The increase in operating income was primarily attributable to project improvements in our Middle East segment in 2009. For the year ended December 31, 2008, we recognized approximately $146 million of contract losses related to expected costs to complete various projects, primarily in our Middle East segment. In addition, we experienced increased marine activity, partially offset by a decrease in fabrication services. We also experienced an increase in operating income from our Asia Pacific segment in 2009 compared to 2008 as a result of increased change orders and project close-outs. These increases were partially offset by a decrease in operating income from our Atlantic segment resulting primarily from decreased marine and fabrication activities related to a project that was ongoing during 2008 but substantially complete prior to the 2009 period.

Other Items Included in Operating Income

(Gain) loss on asset disposals and impairments—net decreased $1.7 million for the year ended December 31, 2009 compared to 2008, primarily attributable to scrap sales and an impairment charge on one of our vessels recognized in 2009.

Selling, general and administrative expenses increased $15.8 million to $218.1 million for the year ended December 31, 2009, as compared to $202.3 million in 2008. The increase was primarily due to increased expense associated with our pension plans.

Equity in loss from unconsolidated affiliates decreased $0.1 million to $3.6 million for the year ended December 31, 2009, compared to $3.7 million in 2008.

Other Items

Interest income decreased $15.6 million to $6.0 million in the year ended December 31, 2009 compared to 2008, primarily due to a decrease in our short-term investment balance, along with a decrease in prevailing interest rates.

Interest expense decreased $4.3 million in the year ended December 31, 2009 compared to 2008, primarily due to the increased recognition of capitalized interest applied on self-constructed assets in 2009.

Other expense—net increased $15.4 million in the year ended December 31, 2009 compared to 2008, primarily due to higher foreign currency exchange losses, losses on derivative instruments and bad debt expense, in 2009 compared to 2008.

Provision for Income Taxes

Our earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes. For the year ended December 31, 2009, our provision for income taxes decreased $3.0 million to $60.6 million, while income before provision for income taxes increased $145.7 million to $270.1 million. Our effective tax rate was approximately 22% for 2009, as compared to 51% for 2008. The decrease in the overall effective tax rate was primarily attributable to losses in certain jurisdictions in 2008 where we could not record a tax benefit.

During the year ended December 31, 2009, we recorded a reduction in the liability for unrecognized tax benefits of approximately $1.4 million, including estimated tax-related interest and penalties. See Note 10—Income Taxes.

Discontinued operations and noncontrolling interests

For the year ended December 31, 2009, we incurred $7.1 million of costs related to the spin-off of B&W with no such charges incurred in 2008.

Net income attributable to noncontrolling interest increased by $3.2 million to $3.4 million in the year ended December 31, 2009, from $0.2 million in the year ended December 31, 2008, primarily due to increased activity and net income in our consolidated joint ventures.

EFFECTS OF INFLATION AND CHANGING PRICES

Our financial statements are prepared in accordance with GAAP, generally using historical U.S. dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, continued to remain strong in 2010. Our liquidity position, excluding the spun-off B&W operations at December 31, 2010 increased by approximately $163.0 million from December 31, 2009, mainly due to factors discussed below in connection with the changes in our cash flows from operating, investing and financing activities. We experienced net cash provided from operations from our continuing operations of $384.3 million in 2010 compared to net cash provided from operations of $185.6 million in 2009. The major components of our net cash generated from operating activities were net income and our improved contracts in progress to advance billings ratio.

Credit Facility

On May 3, 2010, MII and J. Ray McDermott, S.A. (“JRMSA”), a direct, wholly owned subsidiary of MII, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers relating to our credit facility. JRMSA was the initial borrower under the Credit Agreement and, on July 30, 2010, MII replaced JRMSA as the borrower under the Credit Agreement. The Credit Agreement replaced JRMSA’s prior $800 million senior secured revolving credit facility. All amounts outstanding under JRMSA’s previous senior secured revolving credit facility were repaid with borrowings under the Credit Agreement, and all letters of credit outstanding under that previous facility are now deemed issued under the Credit Agreement.

The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900.0 million, and the credit facility is scheduled to mature on May 3, 2014. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.2 billion for all revolving loan and letter of credit commitments under the Credit Agreement.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At December 31, 2010, we were in compliance with these covenant requirements. A comparison of the key financial covenants and current compliance is as follows:

	Required	Actual
	(In millions, except ratios)
Maximum leverage ratio	2.50	0.18
Minimum interest coverage ratio	4.00	35.18

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid certain up-front fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents under the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At December 31, 2010, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $254.6 million. At December 31, 2010, there was $645.4 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. Borrowings under the Credit Agreement during the year had an applicable interest rate of approximately 5.25% per annum. During the year ended December 31, 2010, our outstanding borrowings under the Credit Agreement did not exceed $165 million, and our average outstanding borrowings under the Credit Agreement during the period from its effective date through December 31, 2010 was approximately $61 million. In addition, MII and its subsidiaries had $331.0 million in outstanding unsecured letters of credit at December 31, 2010.

Based on the credit ratings at December 31, 2010 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 3.00%, the applicable margin for base-rate loans was 2.00%, the letter of credit fee for financial letters of credit was 3.00%, the letter of credit fee for performance letters of credit was 1.50%, and the commitment fee for unused portions of the Credit Agreement was 0.50%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Construction Financing

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of six months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of December 31, 2010, there were $3.4 million in borrowings outstanding under this agreement.

Oceanteam Debt (JRMSA Vessel-Owning Joint Ventures)

In December 2009, JRMSA entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $51.9 million onto our balance sheet, of which approximately $8.5 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies.

Unsecured Performance Guarantee (Middle East)

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., a subsidiary of JRMSA (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into an $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008. This facility continues to provide credit support for bank guarantees for the duration of the three projects. At December 31, 2010, the outstanding amount under this facility is included in the $331.0 million of outstanding letters of credit referenced above. On an annualized basis, the average commission rate of this facility is less than 1.5%. JRMSA is also a guarantor of the new facility.

Surety Bonds (Atlantic)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2010, bonds issued under this arrangement totaled $5.1 million.

OTHER

Cash, Cash Equivalents and Investments

At December 31, 2010, we had restricted cash and cash equivalents totaling $197.9 million, $197.7 million of which was held in restricted foreign accounts and $0.2 million was held to meet reinsurance reserve requirements of our captive insurance company. It is possible that a portion of restricted cash at December 31, 2010 will not be released within the next 12 months.

Certain of our subsidiaries are restricted in their ability to transfer funds to MII. Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders. We refer to the proportionate share of net assets, after intercompany eliminations that may not be transferred to MII as a result of these restrictions, as “restricted net assets.” At December 31, 2010, the restricted net assets of our consolidated subsidiaries were approximately $276.3 million.

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by approximately $311.4 million to $886.5 million at December 31, 2010 from $1,197.9 million at December 31, 2009, primarily due to the B&W spin-off and purchases of property, plant and equipment.

Our current assets, less current liabilities, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by approximately $439.6 million to a negative $180.7 million at December 31, 2010 from a negative $620.3 million at December 31, 2009, primarily due to the spin-off of B&W and the increase in the net amount of contracts in progress and advanced billings.

Our net cash provided by operating activities was approximately $384.3 million in the year ended December 31, 2010, compared to net cash provided of approximately $185.6 million in the year ended December 31, 2009. This difference was primarily attributable to changes in net contracts in progress and advance billings.

Our net cash used in investing activities increased by approximately $427.7 million to approximately $486.9 million in the year ended December 31, 2010 from approximately $59.2 million in the year ended December 31, 2009. This increase in net cash used in investing activities was primarily attributable to an increase in our restricted cash balance, increased purchases of investments and additional contributions to our unconsolidated affiliates.

Our net cash provided by (used in) financing activities changed by approximately $80.3 million to net cash provided by financing activities of $76.1 million in the year ended December 31, 2010 from net cash used in financing activities of $4.2 million in the year ended December 31, 2009, primarily due to a cash distribution paid to us by B&W.

At December 31, 2010, we had investments with a fair value of $285.2 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.

Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our investments are currently in an unrealized loss position totaling approximately $4.3 million at December 31, 2010. At December 31, 2009, we had net unrealized losses on our investments totaling approximately $6.9 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired as of December 31, 2010.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2010 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$55,295	$8,547	$12,556	$32,179	$2,013
Operating leases	$157,375	$9,958	$15,038	$10,573	$121,806
Vessel charters	$32,324	$32,324	$—	$—	$—

We have interest payments on our long-term debt obligations above as follows: less than one year, $2.2 million; one to three years, $3.5 million; three to five years, $0.6 million; and after five years, 0.2 million, for a total of $6.5 million. These obligations are based on the debt outstanding at December 31, 2010 and the stated interest rates. In addition, we expect cash requirements in 2011 totaling approximately $7.2 million for contributions to our pension plans.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$590,837	$219,972	$254,593	$90,034	$26,238

We have recorded a $42.8 million liability as of December 31, 2010 for unrecognized tax benefits and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur. However, over the next 12 months, we expect to settle approximately $1.6 million of these liabilities either in cash or as a reduction of tax refunds due.

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

We have exposure to changes in interest rates on our credit facility, (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). At December 31, 2010, we had no outstanding borrowings under our credit facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations have fixed interest rates.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange rate fluctuations, we attempt to hedge those risks with foreign currency derivative instruments. Historically, we have hedged those risks with foreign currency forward contracts. We do not enter into speculative derivative positions.

In certain cases, contracts with our customers may contain provisions under which payments from our customers are denominated in U.S. Dollars and in a foreign currency. The payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

At December 31, 2010:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
Investments	$209,463	$—	$—	$—	$—	$80,114	$289,577	$285,205
Average Interest Rate	0.04%					0.30%
Long-term Debt	$8,547	$6,177	$6,379	$31,776	$403	$2,013	$55,295	$56,180
Average Interest Rate	3.58%	3.03%	4.96%	5.42%	2.76%	2.76%

At December 31, 2009:								Fair Value at December 31,
	Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
Investments	$216,637	$14,069	$—	$—	$—	$4,873	$235,579	$228,718
Average Interest Rate	0.80%	0.31%				2.25%
Long-term Debt	$4,504	$12,925	$5,976	$5,976	$40,537	$—	$69,918	$70,363
Average Interest Rate	3.92%	4.94%	6.42%	7.13%	7.31%	—

Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2010 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2011	Fair Value at December 31, 2010	Average Contractual Exchange Rate
Euros	$116,140	$4,416	1.2885
Pound Sterling	$21,078	$190	1.5440
Indian Rupee	$91	$7	48.3511
Japanese Yen	$7,201	$112	83.2352
Norwegian Krone	$43,972	$(868)	6.2753
Singapore Dollars	$297	$2	1.29838

Foreign Currency	Year Ending December 31, 2012	Fair Value at December 31, 2010	Average Contractual Exchange Rate
Euros	$32,793	$1,714	1.2670
Norwegian Krone	$127,919	$(3,414)	6.3555

Foreign Currency	Year Ending December 31, 2013	Fair Value at December 31, 2010	Average Contractual Exchange Rate
Norwegian Krone	$17,207	$(808)	6.5075

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 30, 2010, the Company completed the spin-off of its Government Operations and Power Generations Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Houston, Texas

March 1, 2011

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$403,463	$899,270
Restricted cash and cash equivalents (Note 1)	197,861	69,920
Investments (Note 6)	209,463	12
Accounts receivable—trade, net (Note 1)	323,497	642,995
Accounts and notes receivable—unconsolidated affiliates	2,960	5,806
Accounts receivable—other	25,487	68,035
Contracts in progress	65,853	400,831
Inventories	1,675	101,494
Deferred income taxes	10,323	100,828
Assets held for sale (Note 2)	10,161	—
Other current assets	34,895	68,730

Total Current Assets	1,285,638	2,357,921

Property, Plant and Equipment	1,720,040	2,608,740
Less accumulated depreciation	804,471	1,271,135

Net Property, Plant and Equipment	915,569	1,337,605

Assets Held for Sale (Note 2)	77,150	—

Investments (Note 6)	75,742	228,706

Goodwill	41,202	306,497

Deferred Income Taxes	—	275,567

Investments in Unconsolidated Affiliates	45,016	86,932

Other Assets	158,371	255,882

TOTAL	$2,598,688	$4,849,110

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	December 31,
	2010	2009
	(In thousands)
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$8,547	$16,270
Accounts payable	252,974	471,858
Accrued employee benefits	80,585	217,178
Accrued pension liability—current portion	8,797	173,271
Accrued liabilities—other	107,511	155,773
Accrued contract cost	89,888	103,041
Advance billings on contracts	250,053	689,334
Deferred income taxes	12,849	4,735
Income taxes	32,851	59,294
Accrued warranty	50	118,278
Liabilities associated with assets held for sale (Note 2)	20,902	—

Total Current Liabilities	865,007	2,009,032

Long-Term Debt	46,748	56,714

Accumulated Postretirement Benefit Obligation	5,258	105,605

Self-Insurance	35,655	87,222

Pension Liability	52,831	610,166

Other Liabilities	80,922	147,271

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 240,791,473 and 236,919,404 shares at December 31, 2010 and December 31, 2009, respectively	240,791	236,919
Capital in excess of par value	1,357,316	1,300,998
Retained earnings	100,373	951,647
Treasury stock at cost, 6,906,262 and 6,168,705 shares at December 31, 2010 and December 31, 2009, respectively	(85,735)	(69,370)
Accumulated other comprehensive loss	(163,717)	(612,997)

Stockholders’ Equity—McDermott International, Inc.	1,449,028	1,807,197
Noncontrolling interest	63,239	25,903

Total Equity	1,512,267	1,833,100

TOTAL	$2,598,688	$4,849,110

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues	$2,403,743	$3,281,790	$3,098,104

Costs and Expenses:
Cost of operations	1,842,261	2,781,735	2,787,803
(Gain) loss on asset disposals and impairments—net	22,220	(914)	(2,599)
Selling, general and administrative expenses	216,763	218,063	202,252

Total Costs and Expenses	2,081,244	2,998,884	2,987,456

Equity in Loss of Unconsolidated Affiliates	(7,594)	(3,557)	(3,661)

Operating Income	314,905	279,349	106,987

Other Income (Expense):
Interest income	1,495	6,021	21,619
Interest expense	(2,584)	—	(4,285)
Other income (expense)—net	(10,022)	(15,257)	94

Total Other Income (Expense)	(11,111)	(9,236)	17,428

Income from continuing operations before provision for income taxes and noncontrolling interest	303,794	270,113	124,415

Provision for Income Taxes	41,182	60,561	63,567

Income from continuing operations before noncontrolling interest	262,612	209,552	60,848

Loss on disposal of discontinued operations	(123,311)	(7,118)	—
Income from discontinued operations, net of tax	88,411	188,016	368,653

Total income (loss) from discontinued operations, net of tax	(34,900)	180,898	368,653

Net Income	227,712	390,450	429,501

Less: net income attributable to noncontrolling interest	(26,046)	(3,394)	(199)

Net Income Attributable to McDermott International, Inc.	$201,666	$387,056	$429,302

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interest	$1.02	$0.90	$0.27
Income (loss) from discontinued operations, net of tax	(0.15)	0.79	1.62

Net Income	$0.87	$1.69	$1.89

Diluted:
Income from continuing operations, less noncontrolling interest	$1.00	$0.88	$0.26
Income (loss) from discontinued operations, net of tax	(0.15)	0.78	1.60

Net Income	$0.85	$1.66	$1.86

Shares used in the computation of earnings per share (Note 11):
Basic	232,173,362	229,471,020	226,918,776
Diluted	235,622,029	233,626,876	230,393,782

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

			Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Non- Controlling Interest (NCI)	Total Equity
	Common Stock
	Shares	Par Value
	(In thousands, except share amounts)
Balance January 1, 2008	231,722,659	$231,723	$1,145,829	$135,289	$(63,903)	$(281,933)	$1,167,005	$373	$1,167,378

Comprehensive Income
Net Income	—	—	—	429,302	—	—	429,302	199	429,501
Amortization of benefit plan costs	—	—	—	—	—	24,651	24,651	—	24,651
Unrecognized losses on benefit obligations	—	—	—	—	—	(332,687)	(332,687)	—	(332,687)
Unrealized loss of investments	—	—	—	—	—	(8,470)	(8,470)	—	(8,470)
Realized gains on investments						(1,492)	(1,492)		(1,492)
Translation adjustments and other	—	—	—	—	—	(38,370)	(38,370)	80	(38,290)
Unrealized loss on derivatives	—	—	—	—	—	(28,929)	(28,929)	—	(28,929)
Realized gains on derivatives	—	—	—	—	—	(5,185)	(5,185)	—	(5,185)

Total comprehensive income, net of tax				429,302	—	(390,482)	38,820	279	39,099

Exercise of stock options	1,687,536	1,688	825	—	7,111	—	9,624	—	9,624
Restricted stock issuances-net	350,946	351	(351)	—	—	—	—	—	—
Contributions to thrift plan	412,947	412	12,194	—	—	—	12,606	—	12,606
Purchase of treasury shares	—	—	—	—	(6,234)	—	(6,234)	—	(6,234)
Stock-based compensation charges	—	—	94,351	—	—	—	94,351	—	94,351
Distributions to NCI	—	—	—	—	—	—	—	(311)	(311)

Balance December 31, 2008	234,174,088	$234,174	$1,252,848	$564,591	$(63,026)	$(672,415)	$1,316,172	$341	$1,316,513

Comprehensive Income
Net Income	—	—	—	387,056	—	—	387,056	3,394	390,450
Amortization of benefit plan costs	—	—	—	—	—	59,413	59,413	—	59,413
Unrecognized losses on benefit obligations	—	—	—	—	—	(41,066)	(41,066)	—	(41,066)
Unrealized gains of investments	—	—	—	—	—	1,993	1,993	—	1,993
Realized loss on investments	—	—	—	—	—	124	124		124
Translation adjustments and other	—	—	—	—	—	29,406	29,406	201	29,607
Unrealized gains on derivatives	—	—	—	—	—	11,403	11,403	—	11,403
Realized gains on derivatives	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)

Total comprehensive income, net of tax				387,056	—	59,418	446,474	3,595	450,069

Exercise of stock options	285,318	285	570	—	187	—	1,042	—	1,042
Excess tax benefits on stock options	—	—	(2,324)	—	—	—	(2,324)	—	(2,324)
Contributions to thrift plan	941,348	941	14,423	—	—	—	15,364	—	15,364
Accelerated vesting	1,518,650	1,519	(1,519)	—	—	—	—	—	—
Stock-based compensation charges	—	—	34,914	—	—	—	34,914	—	34,914
Purchase of treasury shares	—	—	—	—	(6,531)	—	(6,531)	—	(6,531)
Sale of subsidiary shares to NCI	—	—	2,086	—	—	—	2,086	(2,086)	—
Acquisition of NCI (Note 3)	—	—	—	—	—	—	—	24,109	24,109
Distributions to NCI	—	—	—	—	—	—	—	(56)	(56)

Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100

Comprehensive Income
Net income	—	—	—	201,666	—	—	201,666	26,046	227,712
Amortization of benefit plan costs	—	—	—	—	—	44,322	44,322	—	44,322
Unrecognized losses on benefits obligations	—	—	—	—	—	(21,612)	(21,612)	—	(21,612)
Unrealized gain on investments	—	—	—	—	—	2,440	2,440	—	2,440
Realized losses on investments	—	—	—	—	—	91	91	—	91
Translation adjustments and other	—	—	—	—	—	(23,252)	(23,252)	—	(23,252)
Unrealized gains on derivatives	—	—	—	—	—	606	606	—	606
Realized losses on derivatives	—	—	—	—	—	2,229	2,229	—	2,229

Total Comprehensive Income, net of tax				201,666	—	4,824	206,490	26,046	232,536

Spin-off of The Babcock & Wilcox Company	—	—	(1,441)	(1,052,940)	—	444,456	(609,925)	(503)	(610,428)
Exercise of stock options	1,039,114	1,040	2,352	—	(650)	—	2,742	—	2,742
Excess tax on stock options	—	—	2,192	—	—	—	2,192	—	2,192
Accelerated vesting, net of forfeitures	2,550,933	2,550	(2,528)	—	—	—	22	—	22
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Purchase of treasury shares	—	—	—	—	(15,715)	—	(15,715)	—	(15,715)
Stock-based compensation charges	—	—	50,888	—	—	—	50,888	—	50,888
Acquisition of NCI	—	—	(1,786)	—	—	—	(1,786)	11,793	10,007

Balance at December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,712	$390,450	$429,501
(Income) loss from discontinued operations, net of tax	34,900	(180,898)	(368,653)

Income from continuing operations	262,612	209,552	60,848
Non-cash items included in net income:
Depreciation and amortization	76,452	79,867	72,555
Equity in loss of unconsolidated affiliates	7,594	3,557	3,661
(Gains) losses on asset disposals and impairments—net	22,220	(914)	(2,599)
Provision for deferred taxes	1,830	5,252	2,180
Amortization of pension and postretirement costs	21,814	27,352	16,758
Tax expense (benefits) from stock-based compensation	(1,393)	912	(9,786)
Other	9,344	44,226	58,749
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,457)	25,871	83,197
Net contracts in progress and advance billings on contracts	182,472	(295,110)	(395,818)
Accounts payable	(38,536)	(8,054)	63,180
Income taxes	84,269	5,882	37,015
Accrued and other current liabilities	40,110	(57,311)	(30,024)
Pension liability and accrued postretirement and employee benefits	(106,338)	41,101	(137,621)
Other	(171,666)	103,450	72,809

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	384,327	185,633	(104,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(142,853)	(10,718)	15,753
Purchases of property, plant and equipment	(186,862)	(186,518)	(205,447)
Net (increase) decrease in available-for-sale securities	(127,526)	177,137	61,211
Proceeds from asset disposals	4,824	2,761	4,018
Investments in unconsolidated affiliates	(32,550)	(13,484)	—
Acquisition of businesses, net of cash acquired	(1,954)	(28,293)	(1,062)
Other	—	(134)	(2,996)

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	(486,921)	(59,249)	(128,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(8,540)	(4,106)	(4,248)
Debt issuance costs	(17,881)	(105)	(1,756)
Issuance of common stock	1,040	1,042	9,624
Tax (expense) benefits from stock-based compensation	1,393	(912)	9,786
Cash contribution from The Babcock & Wilcox Company	100,000	—	—
Other	80	(127)	(2)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—CONTINUING OPERATIONS	76,092	(4,208)	13,404

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	498	1,096	(998)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,004)	123,372	(221,013)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	429,467	306,195	527,208

CASH AND CASH EQUIVALENTS AT END OF PERIOD—CONTINUING OPERATIONS	$403,463	$429,467	$306,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$2,957	$2,807	$8,328
Income taxes (net of refunds)	$52,946	$(7,928)	$53,686

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(44,153)	$232,441	$55,929
NET CASH USED IN INVESTING ACTIVITIES	(65,084)	(51,598)	(291,849)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(109,600)	(1,728)	52,055
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(578)	10,234	(9,867)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(219,415)	189,349	(193,732)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	469,803	280,454	474,186
TRANSFER OF CASH ATTRIBUTABLE TO B&W	250,388	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$469,803	$280,454

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national and major energy companies, and we operate in most major offshore oil and gas producing regions throughout the world. In these notes to our consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

On July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company (“B&W”). Additionally, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda acquisition”). The consolidated balance sheet as of December 31, 2010 reflects the charter fleet business as held for sale. The consolidated statements of income and the consolidated statements of cash flows reflect the historical operations of B&W and the charter fleet business as discontinued operations. The 2009 consolidated balance sheet and the 2009 and prior consolidated statements of equity contain amounts attributable to the spun-off B&W operations. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations.

In connection with the spin-off of B&W, as discussed in Note 2—Discontinued Operations and Other Charges, we have modified our previous reporting segments, which included the operations of B&W, to reflect our geographic operating segments. We operate in five primary business segments, which consist of Asia Pacific, Atlantic, Caspian, the Middle East and Corporate. The operations of the Caspian and Middle East are aggregated into our Middle East reporting segment due to the proximity of regions, similarities in the nature of services provided, economic characteristics and oversight responsibilities. As a result, we have four segments on which we report financial results. For financial information about our segments, see Note 12—Segment Reporting.

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc., its subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated intercompany transactions.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods.

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include revenues and related costs recorded, plus accumulated contract costs that exceed amounts invoiced to customers, under the terms of the contracts, in contracts in progress. We include in advance billings on contracts, billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long-term) can have the short term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments proportionate to the percentage-of-completion revenue in income in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred, as deferred profit recognition contracts. During the quarter ended September 30, 2010, we determined that one active contract qualified to be accounted for under our deferred profit recognition policy.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, income is recognized only when a contract is completed or substantially complete. We did not enter into any contracts that we have accounted for under the completed contract method during 2010, 2009 or 2008.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. For all contracts, if a current estimate of total contract costs indicates a loss, the projected loss is recognized in full when determined.

Accounts Receivable – Trade, net

A summary of contract receivables is as follows:

	December 31,
	2010	2009
	(In thousands)
Contract receivables(1):
Contracts in progress	$191,216	$184,953
Completed contracts	85,587	74,411
Retainages	63,558	100,676
Unbilled	12,697	5,340
Less allowances	(29,561)	(42,246)

Accounts receivable – trade, net—continuing operations	323,497	323,134

Discontinued operations, net	—	319,861

Total	$323,497	$642,995

(1)	Contract receivables attributable to the charter fleet business are classified as held for sale and are excluded from the 2010 presentation.

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	December 31,
	2010	2009
	(In thousands)
Retainages expected to be collected within one year	$63,558	$100,676
Retainages expected to be collected after one year	83,143	42,916

Total retainages	$146,701	$143,592

We have included in accounts receivable—trade, net, retainages expected to be collected in 2011. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2010, we anticipate collecting $59.0 million in 2012, $22.7 million in 2013 and $1.4 million in 2014.

Impairment Review

We do not amortize goodwill but instead review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review, which is performed as of December 31, involves comparing an estimate of discounted future cash flows to the net book value of each applicable business segment and, therefore, is significantly impacted by estimates and judgments.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required on a nonrecurring basis, recent appraisals, the estimated undiscounted future cash flows associated with the assets or other valuation measurements are compared to the assets’ carrying value to determine if impairment exists, and, if an impairment is determined to exist, an impairment charge is recognized for the difference between the recorded and fair value of the asset.

Loss Contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 14. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

We record current cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2010, we had restricted cash and cash equivalents totaling $197.9 million, $197.7 million of which was held in restricted foreign accounts and $0.2 million was held to meet reinsurance reserve requirements of our captive insurance subsidiary. It is possible that a portion of restricted cash at December 31, 2010 will not be released within the next 12 months.

Investments

Our investment portfolio consists primarily of government obligations and other highly liquid money market instruments. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized loss on investments was $4.3 million at December 31, 2010. At December 31, 2009, we had net unrealized losses on our investments totaling $6.9 million. The major components of our investments are U.S. government and agency securities, asset-backed obligations and corporate bonds. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2010.

We classify investments available for current operations in the balance sheet as current assets, and we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense)—net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Investments in Unconsolidated Affiliates

We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, most of our significant investments in affiliates that are not consolidated are recorded using the equity method. Investments in affiliates where our ownership interest is less than 20% and where we are unable to exert significant influence are carried at cost.

During the year ended December 31, 2009, we commenced a joint venture to establish a new fabrication facility in Qingdao, Shandong, China. In connection with this joint venture, we contributed $32.5 million and $10.6 million in 2010 and 2009, respectively.

Fair Value of Financial Instruments

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 8—Fair Values of Financial Instruments, for additional fair value measurements.

Derivative Financial Instruments

Our worldwide operations give rise to exposure to changes in certain market conditions, which may adversely impact our financial performance. When we deem it appropriate, we use derivatives as a risk management tool to mitigate the potential impacts of certain market risks. The primary market risk we manage through the use of derivative instruments is movement in foreign currency exchange rates. We use foreign currency forward-exchange contracts to reduce the impact of changes in foreign currency exchange rates on our operating results. We use these instruments to hedge our exposure associated with revenues or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

In certain cases, contracts with our customers may contain provisions under which payments from our customers are denominated in U.S. Dollars and in a foreign currency. The payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows.

Concentration of Credit Risk

Our principal customers are businesses in the offshore oil and natural gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. We generally do not obtain any collateral for our receivables. See Note 12 for additional information about our operations in different geographic areas.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense)—net, transaction losses of $3.5 million, $9.7 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capitalization of Interest Cost

We incurred total interest of $14.6 million, $11.7 million and $10.3 million in the years ended December 31, 2010, 2009 and 2008, respectively. We capitalized $12.0 million, $12.6 million and $6.0 million of interest cost in the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 11—Earnings per Share, for our computations.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2010	2009
	(In thousands)
Foreign currency translation adjustments	$(6,888)	$16,364
Net loss on investments	(4,330)	(6,861)
Net loss on derivative financial instruments	(855)	(3,690)
Unrecognized losses on benefit obligations(1)	(151,644)	(618,810)

Accumulated other comprehensive loss	$(163,717)	$(612,997)

(1)	Amortization of benefit plan costs in the consolidated statement of equity is shown net of $18.6 million of taxes. Future amortization will not reflect a tax benefit until those benefits can be recognized and the existing deferred tax benefits will not change significantly.

Stock-Based Compensation

We expense stock-based compensation. The fair value of equity-classified awards, such as restricted stock and stock options, is determined on the date of grant. Grant date fair values for restricted stock are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options are determined using a Black-Scholes option-pricing model (“Black-Scholes”), which requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled deferred stock units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

We recognize expense based on the grant date fair value, for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We review the estimate for forfeitures periodically and record any adjustments deemed necessary. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Excess tax benefits are reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 9 for a further discussion of stock-based compensation.

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. Our depreciation expense was $75.8 million, $79.1 million and $70.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them. We depreciate leasehold improvements over the shorter of the remaining lease term or useful life of the asset. We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally three to five years.

Based on market conditions, expected future utilization and pricing on two of the four vessels in our Atlantic segment that we expect to retain from the Secunda acquisition, we recognized an impairment charge of approximately $24.4 million during the quarter ended September 30, 2010 in our consolidated statements of income. We used appraised values and undiscounted future cash flows associated with the assets to determine the impairment. We consider this nonrecurring fair value measurement as Level 2 in nature.

Additionally, we incurred approximately $21 million of costs in 2010 to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. These costs are reflected in our consolidated statements of income in costs of operations. Also in connection with our plan to sell the charter fleet business, we recognized a $27.7 million write-down of the carrying value of these assets. See Note 2—Discontinued Operations and Other Charges for further information regarding these charges.

Goodwill and Other Intangible Assets

Goodwill

In the quarter ended September 30, 2010, we allocated our remaining goodwill to our new operating segments using an income approach fair value measurement, which was based on estimates of future earnings and discount rates. We also completed our annual review of goodwill as of December 31, 2010, which indicated that the fair values for those operating segments was significantly in excess of their carrying amounts, resulting in no goodwill impairment.

The following summarizes the changes in the carrying amount of goodwill:

	Old Basis		New Basis			Total
	Spun-off B&W Operations(1)	Offshore Oil & Gas Construction(2)	Asia Pacific	Atlantic	Middle East
Balance at December 31, 2008	$263,152	$35,113	$—	$—	$—	$298,265

Transaction with Oceanteam ASA	—	1,904	—	—	—	1,904
B&W de Monterrey asset acquisition	7,442	—	—	—	—	7,442
Adjustment related to the acquisition of Nuclear Fuel Services, Inc.	(8,066)	—	—	—	—	(8,066)
Adjustment related to the acquisition of the assets of Secunda International Limited	—	4,952	—	—	—	4,952
Foreign currency translation adjustments and other	338	1,662	—	—	—	2,000

Balance at December 31, 2009	$262,866	$43,631	$—	$—	$—	$306,497
Adjustment related to the acquisition of Götaverken Miljö AB assets	7,983	—	—	—	—	7,983
Acquisition of GE Energy assets	9,973	—	—	—	—	9,973
Purchase price adjustments associated with Oceanteam ASA transaction	—	(1,904)	—	—	—	(1,904)
Foreign currency translation adjustments and other	(726)	(1,299)	372	—	402	(1,251)
Segment allocations	—	(40,428)	19,405	—	21,023	—
B&W Spin-off	(280,096)	—	—	—	—	(280,096)

Balance at December 31, 2010	$—	$—	$19,777	$—	$21,425	$41,202

(1)	Previously reported separately as Government Operations and Power Generation Systems segments.
(2)	Previously reported operating segment.

Other Intangible Assets

We amortize our intangible assets over their estimated useful lives using the straight-line method. Our intangible assets are primarily composed of customer relationships. The following summarizes the changes in the carrying amount of other intangible assets:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$1,139	$1,766
Additions	1,299	—
Amortization expense	(680)	(799)
Foreign currency translation adjustments and other	47	172

Balance at end of period—continuing operations	$1,805	$1,139

Discontinued operations	—	103,378

Balance at end of period	$1,805	$104,517

The estimated amortization expense for the next five fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2011	$456
2012	$456
2013	$456
2014	$437
2015	$—

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance cost as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of period	$4,635	$7,431	$8,071
Deferred debt issuance costs and performance guarantees	17,881	105	1,756
Reductions and other transfers	(181)	—	—
Interest expense—debt issuance costs	(6,262)	(2,901)	(2,396)

Balance at end of period—continuing operations	16,073	4,635	7,431

Discontinued operations	—	1,898	4,169

Balance at end of period	$16,073	$6,533	$11,600

Warranty Expense

We estimate warranty costs associated with projects on a case-by-case basis. We include these specific provisions as a component of our total contract cost estimates and we record the associated expense under the percentage-of-completion method of accounting for long-term construction contracts.

Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance, within certain limits and marine hull insurance to our companies.

Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted, as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable.

Recently Adopted Accounting Standards

In January 2010, the FASB issued an update to the topic Fair Value Measurements and Disclosures. This update adds new fair value disclosures for certain transfers of investments between Level 1 and Level 2 measurements and clarifies existing disclosures regarding valuation techniques. On January 1, 2010, we adopted this revision. The adoption of this revision did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued a revision to the topic Consolidation. This revision clarifies the scope of partial sale and deconsolidation provisions related to acquisitions and noncontrolling interests. On January 1, 2010, we adopted this revision. The adoption of this revision did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a revision to the topic Consolidation. This revision was subsequently amended in December 2009 and February 2010. These revisions expand the scope of this topic and amend guidance for assessing and analyzing variable interest entities. On January 1, 2010, we adopted this revision. The adoption of this revision did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. On January 1, 2011, we adopted this revision for both interim and annual disclosures. We do not expect the adoption of this revision to have a material impact on our consolidated financial statements.

NOTE 2—DISCONTINUED OPERATIONS AND OTHER CHARGES

Spin-Off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a stock distribution. B&W’s assets and businesses primarily consisted of those that we previously reported as our Power Generation Systems and Government Operations segments. In connection with the spin-off, our stockholders received 100% (approximately 116 million shares) of the outstanding common stock of B&W. The distribution of B&W common stock occurred by way of a pro rata stock dividend to our stockholders. Each stockholder generally received one share of B&W common stock for every two shares of our common stock held by such stockholder on July 9, 2010, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

In order to effect the distribution and govern MII’s relationship with B&W after the distribution, MII and B&W entered into a master separation agreement and several other agreements, including a tax sharing agreement and transition services agreements.

Master Separation Agreement

The master separation agreement between us and B&W contains the key provisions relating to the separation of the B&W business from MII and the distribution of B&W shares of common stock. The master separation agreement identified the assets transferred to, liabilities assumed by and contracts assigned to B&W by MII or by B&W to MII in the spin-off and provided the mechanisms for these transfers, assumptions and assignments to occur. Under the master separation agreement we agreed to indemnify B&W against various claims and liabilities related to the past operation of MII’s business (other than B&W’s business) and B&W agreed to indemnify us against various claims and liabilities related to its business.

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W is also entitled to the historical tax benefits generated by MII’s U.S. operations, and these amounts are shown in income (loss) from discontinued operations, net of tax in our consolidated statements of income.

Transition Services Agreements

Under the transition services agreements, MII and B&W may provide each other certain transition services on an interim basis. Such services include, among others, accounting, human resources, information technology, legal, risk management, tax and treasury services. In consideration for such services, MII and B&W each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Financial Information

The following table presents selected financial information regarding the results of operations of our former B&W business:

	Year Ended December 31,
	2010(1)	2009	2008
	(In thousands)
Revenues	$1,524,424	$2,854,632	$3,398,574

Loss on disposal of discontinued operations, before taxes	(95,621)	(7,118)	—
Income before provision for income taxes	105,796	260,834	449,867

	10,175	253,716	449,867

Provision for income taxes	(22,755)	(67,751)	(91,681)

Income (loss) from discontinued operations, net of tax	$(12,580)	$185,965	$358,186

(1)	Includes the B&W operations through July 30, 2010.

Loss on disposal of discontinued operations for the years ended December 31, 2010 and 2009 includes approximately $95.6 million and $7.1 million, respectively, in costs related to the spin-off of B&W. The following table presents the significant categories of these costs:

Total
(In thousands)
Severance and employee-related costs	$49,379
Professional services fees	37,339
Asset disposals and write-offs	9,245
Other costs	6,776

Total spin-off costs	$102,739

The following table presents the carrying values of the major accounts of discontinued operations related to B&W that are included in our December 31, 2009 consolidated balance sheet:

December 31, 2009
(In thousands)
Cash and cash equivalents	$469,803
Accounts receivable—trade, net	319,861
Contracts in progress	245,998
Inventory	98,644
Other current assets	267,784

Total current assets	$1,402,090

Net property, plant and equipment	$396,822
Goodwill	262,866
Other long-term assets	375,933

Total long-term assets	$1,035,621

Total assets attributable to discontinued operations	$2,437,711

Accounts payable and accrued liabilities	$698,496
Advance billings on contracts	537,448

Total current liabilities	$1,235,944

Pension and other post-retirement benefits	$573,763
Other long-term liabilities	122,808

Total long-term liabilities	$696,571

Total liabilities associated with discontinued operations	$1,932,515

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which has been classified as discontinued operations. We measured the associated assets to be sold, using the estimated fair value of consideration expected from the sale less estimated selling costs. Accordingly, we recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value within loss on disposal of discontinued operations. We consider this fair value measurement as Level 2 in nature.

The following table presents selected financial information regarding the results of operations of our charter fleet business:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues	$57,528	$56,655	$75,745

Loss on disposal of discontinued operations, before taxes	(27,690)	—	—
Income (loss) before provision for income taxes	8,081	(1,533)	13,032

	(19,609)	(1,533)	13,032

Provision for income taxes	(2,711)	(3,534)	(2,565)

Income (loss) from discontinued operations, net of tax	$(22,320)	$(5,067)	$10,467

The following table presents the carrying values of the major accounts of held for sale discontinued operations related to our charter fleet business:

December 31, 2010
(In thousands)
Cash	$1,426
Accounts receivable—net	5,253
Other assets	3,482

Total current assets held for sale	$10,161

Property, plant and equipment	$68,595
Other assets	8,555

Total assets held for sale	$87,311

Accounts payable and accrued liabilities	$8,748
Other liabilities	12,154

Total liabilities associated with assets held for sale	$20,902

Fabrication Facility

During the quarter ended September 30, 2010, some of our customers indicated to us they expect substantial delays in their planned projects in the Caspian region of our Middle East reporting segment. Accordingly, we incurred approximately $21 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. These costs are reflected in our consolidated statements of income in costs of operations. We believe any remaining costs that may be incurred in connection with the facility closure will not materially exceed the costs already recognized.

NOTE 3—BUSINESS ACQUISITIONS

We had no significant acquisitions during 2010. In December 2009 we completed a transaction with Oceanteam ASA involving the acquisition of an approximate 50% interest in a vessel-owning company that owns a subsea construction vessel and a 75% interest in another company that has commenced constructing a similar vessel. The acquisition cost to us was approximately $30.2 million, net of cash acquired. We agreed to charter each vessel from the respective vessel owning companies for a five-year period, after which time we will have the option to purchase Oceanteam’s interest in each vessel-owning company. In connection with this acquisition, we recorded property, plant and equipment of approximately $132.7 million, notes payable of approximately

$60.7 million (all of which was acquired with the vessel owning company), minority interest liability of $25.8 million and other net payables of approximately $15.9 million. Pro forma results have not been presented for this acquisition, because its operations were not material to our consolidated financial statements.

NOTE 4—LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt obligations are as follows:

	December 31,
	2010	2009
	(In thousands)
Long-term debt consists of:
Oceanteam debt	$51,872	$62,330
North Ocean 105 Construction Financing	3,423	—

	55,295	62,330
Less: Amounts due within one year	8,547	9,838

Long-term debt—continuing operations	46,748	52,492

Long-term debt—discontinuing operations	—	4,222

Total debt	$46,748	$56,714

Maturities of long-term debt during the five years subsequent to December 31, 2010 are as follows:

(In thousands)
2011	$8,547
2012	6,177
2013	6,379
2014	31,776
2015	403
Thereafter	2,013

Total	$55,295

Long-term debt obligations as of December 31, 2009 attributable to the spun-off B&W operations are as follows:

December 31, 2009
(In thousands)
Spun-off B&W debt consists of:
Unsecured notes payable	$5,916
Secured notes payable and other	1,672

7,588

Less: Amounts due within one year	3,366

Long-term debt	$4,222

Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$3,066
Current maturities of long-term debt	3,366

Total	$6,432

Credit Facility

On May 3, 2010, MII and J. Ray McDermott, S.A. (“JRMSA”), a direct, wholly owned subsidiary of MII, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers relating to our credit facility. JRMSA was the initial borrower under the Credit Agreement and, on July 30, 2010, MII replaced JRMSA as the borrower under the Credit Agreement. The Credit Agreement replaced JRMSA’s prior $800 million senior secured revolving credit facility. All amounts outstanding under JRMSA’s previous senior secured revolving credit facility were repaid with borrowings under the Credit Agreement, and all letters of credit outstanding under that previous facility are now deemed issued under the Credit Agreement.

The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $900 million, and the credit facility is scheduled to mature on May 3, 2014. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1.2 billion for all revolving loan and letter of credit commitments under the Credit Agreement.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Credit Agreement contains financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures. At December 31, 2010, we were in compliance with these covenant requirements.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 2.50% to 3.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 1.50% to 2.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, which varies between 0.375% and 0.625% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 2.50% and 3.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid certain up-front fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents under the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At December 31, 2010, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $254.6 million. At December 31, 2010, there was $645.4 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. Borrowings under this facility during the year ended December 31, 2010, had an applicable interest rate of approximately 5.25% per annum. In addition, MII and its subsidiaries had $331.0 million in outstanding unsecured letters of credit at December 31, 2010.

Based on the credit ratings at December 31, 2010 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 3.00%, the applicable margin for base-rate loans was 2.00%, the letter of credit fee for financial letters of credit was 3.00%, the letter of credit fee for performance letters of credit was 1.50%, and the commitment fee for unused portions of the Credit Agreement was 0.50%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Construction Financing

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of six months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of December 31, 2010, there were $3.4 million in borrowings outstanding under this agreement.

Oceanteam Debt (Vessel-Owning Joint Ventures)

In December 2009, we entered into a vessel-owning joint venture transaction with Oceanteam ASA as discussed in Note 3. As a result of this transaction, we included consolidated notes payable of approximately $51.9 million on our balance sheet, of which approximately $8.5 million is classified as current. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies.

Unsecured Performance Guarantee (Middle East)

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., a subsidiary of JRMSA (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into an $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008. This facility continues to provide credit support for bank guarantees for the duration of the three projects. At December 31, 2010, the outstanding amount under this facility is included in the $331.0 million of outstanding letters of credit referenced above. On an annualized basis, the average commission rate of this facility is less than 1.5%. JRMSA is also a guarantor of the new facility.

Surety Bonds (Atlantic)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2010, bonds issued under this arrangement totaled $5.1 million.

NOTE 5—PENSION PLANS AND POSTRETIREMENT BENEFITS

We historically provided retirement benefits for most of our regular employees through noncontributory defined benefit pension plans. The Retirement Plan for Employees of J. Ray McDermott Holdings, LLC and Participating Subsidiary and Affiliated Companies (the “J. Ray Plan”) generally provided benefits for certain U.S.-based employees of McDermott’s offshore oil and gas construction segment, while the Retirement Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “MI Plan”) generally provided benefits for certain corporate and other U.S.-based employees. We also provide supplemental defined pension benefits to certain U.S.-based employees. The J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) provides retirement benefits for certain of our foreign employees.

In 2003, the J. Ray Plan was closed to new entrants and benefit accruals were frozen for existing participants. In 2006, the MI Plan was closed to new entrants and benefit accruals were frozen for certain participants based on years of service. In 2007, other participants in the MI Plan who met certain years of service criteria were given the option of continuing to accrue benefits under the MI Plan or having benefit accruals frozen and receiving company contributions under McDermott’s qualified defined contribution 401(k) plan. Additionally, on May 31, 2010, the MI Plan was merged into the J. Ray Plan. In connection with the merger of the plans, we made a contribution of $84 million to fund the anticipated future benefit obligations under the continuing J. Ray Plan, which was renamed the McDermott (U.S.) Retirement Plan (“the “McDermott Plan”). Effective June 30, 2010, in connection with the B&W spin-off, benefit accruals under the McDermott Plan were frozen for all participants. The McDermott Plan and the supplemental defined pension benefits are collectively referred to as the “Domestic Plan.”

Retirement benefits are based on final average compensation and years of service, subject to the applicable freeze in benefit accruals under the plans. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. The Pension Protection Act of 2006 modified the funding requirements for single-employer defined benefit pension plans. Funding provisions under the Pension Protection Act of 2006 accelerated funding requirements to ensure full funding of benefits accrued.

Obligations and Funded Status

	Domestic Plan		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$552,854	$572,017	$37,800	$30,313
Service cost	543	888	2,305	2,179
Interest cost	30,639	31,460	2,185	1,984
Actuarial loss (gain)	36,270	(20,036)	5,879	4,106
Transfers	(25,871)	3,680	—	—
Divestitures	(6,863)	—	—	—
Curtailments	(2,258)	—	—	—
Benefits paid	(34,083)	(35,155)	(979)	(782)

Benefit obligation at end of year	$551,231	$552,854	$47,190	$37,800

Change in plan assets:
Fair value of plan assets at beginning of year	$416,252	$448,173	$25,634	$19,156
Actual return on plan assets	47,547	(4,856)	2,588	4,960
Company contributions	90,568	6,074	5,300	2,300
Plan merger	(14,431)	2,016	—	—
Benefits paid	(34,083)	(35,155)	(979)	(782)

Fair value of plan assets at end of year	505,853	416,252	32,543	25,634

Funded status	$(45,378)	$(136,602)	$(14,647)	$(12,166)

Amounts recognized in balance sheet consist of:
Accrued pension liability—current	$(4,797)	$(11,395)	$(4,000)	$(5,300)
Pension liability	(40,581)	(125,207)	(10,647)	(6,866)

Accrued benefit liability, net	$(45,378)	$(136,602)	$(14,647)	$(12,166)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss (gain)	$129,830	$143,840	$14,505	$11,552
Prior service cost (credit)	—	(1,558)	31	47

Total before taxes	$129,830	$142,282	$14,536	$11,599

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$551,231	$552,854	$47,190	$37,800
Accumulated benefit obligation	$551,231	$547,759	$38,165	$30,869
Fair value of plan assets	$505,852	$416,251	$32,543	$25,634

	Domestic Plan		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Components of periodic benefit cost:
Service cost	$543	$888	$2,305	$2,179
Interest cost	30,639	31,460	2,185	1,766
Expected return on plan assets	(30,830)	(28,210)	(1,829)	(1,392)
Amortization of net loss	18,071	18,698	2,167	2,390
Amortization of prior service cost (credit)	(268)	(725)	16	16
Recognized (gain) loss due to curtailments and other adjustments	(1,185)	—	—	282

Net periodic benefit cost	$16,970	$22,111	$4,844	$5,241

	Domestic Plan		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Increase in accumulated other comprehensive loss due to actuarial losses—before taxes	$16,492	$13,757	$5,120	$474

We have recognized in 2010, and expect to recognize in 2011, the  following amounts in other comprehensive loss as a component of net periodic benefit cost.

	Recognized in 2010		To Be Recognized in 2011
	Domestic Plan	TCN Plan	Domestic Plan	TCN Plan
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss	$18,071	$2,167	$16,500	$2,736
Prior service cost (credit)	(268)	16	—	16

	$17,803	$2,183	$16,500	$2,752

Assumptions

	Domestic Plan		TCN Plan
	2010	2009	2010	2009
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	5.30%	5.90%	5.25%	6.00%
Rate of compensation increase	N/A	N/A	4.50%	4.50%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.85%	5.67%	5.25%	6.00%
Expected return on plan assets	7.05%	6.87%	7.50%	6.80%
Rate of compensation increase	1.49%	2.34%	4.50%	4.50%

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently and anticipated in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We have been using an expected return on plan assets assumption of 5.75% for our Domestic Plan and 7.50% for our TCN Plan, which is consistent with the long-term asset returns of the portfolio.

Investment Goals

General

The current overall investment strategy of the pension trusts is to avoid excessive risk and minimize the probability of loss of principal over the long term. The current specific investment goals that have been set for the pension trusts in the aggregate are (1) to ensure that plan liabilities are met when due and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk.

Allocations to each asset class for both the Domestic Plan and TCN Plan are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both our Domestic Plan and our TCN Plan employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plan’s overall investment objectives. The goals of each investment manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the manager and the Trust and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark. The estimated allocations discussed below are periodically reviewed to assess the appropriateness of the particular funds in which they are invested and these estimated allocations are subject to change.

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

Domestic Plan

The following is a summary of the Domestic Plan’s asset allocations at December 31, 2010 and 2009 by asset category. The changes in the allocation of assets at December 31, 2010 compared to December 31, 2009 are primarily a result of the B&W spin-off. The funds from the J. Ray Plan and the MI Plan were combined in July 2010 and invested primarily in fixed income funds, which was the historical asset allocation of the J. Ray Plan.

	2010	2009
Asset Category:
Fixed Income	99%	32%
Equity Securities	—%	25%
Commingled and Mutual Funds	—%	15%
U.S. Government Securities	—%	12%
Partnerships with Security Holdings	—%	10%
Real Estate	—%	4%
Other	1%	2%

Total	100%	100%

The estimated allocation for 2011 for the domestic plans, by asset class, is as follows:

Domestic Plans
Asset Class:
Fixed Income	90%
Equity Securities	10%

TCN Plan

The weighted average asset allocations of this plan at December 31, 2010 and 2009 by asset category was as follows:

	2010	2009
Asset Category:
Equity Securities	70%	70%
Fixed Income	30%	30%

Total	100%	100%

The estimated allocation for 2011 for the TCN Plan, by asset class, is as follows:

2011 Estimate
Asset Class:
Equity	70%
Fixed Income	30%

Fair Value

The following is a summary of total investments for our plans, measured at fair value at December 31, 2010 and 2009. See Note 8 for a detailed description of fair value measurements and the hierarchy established for valuation inputs.

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$514,594	$514,594	$—	$—
Equities	23,424	23,424	—	—
Cash and Accrued Items	378	378	—	—

Total Investments	$538,396	$538,396	$—	$—

	12/31/09	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$285,398	$285,398	$—	$—
Equities	135,345	113,005	22,340	—
Commingled and Mutual Funds	7,698	—	7,698	—
U.S. Government Securities	—	—	—	—
Partnerships with Security Holdings	—	—	—	—
Real Estate	13,175	—	—	13,175
Cash and Accrued Items	270	270	—	—

Total Investments	$441,886	$398,673	$30,038	$13,175

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the years ended December 31, 2010 and 2009 (In thousands):

	2010	2009
Balance at beginning of period	$13,175	$19,062
Issuances and acquisitions	—	200
Dispositions and B&W spin-off	(13,175)	(936)
Realized loss	—	(91)
Unrealized gain	—	(5,061)

Balance at end of period	$—	$13,175

Cash Flows

	Domestic Plan	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2011	$3,150	$4,000
Expected benefit payments:
2011	$34,718	$3,750
2012	$35,395	$3,508
2013	$36,078	$4,582
2014	$36,778	$4,164
2015	$37,304	$3,995
2016-2020	$194,782	$40,290

The expected employer contributions to trusts for 2011 are included in current liabilities at December 31, 2010.

Defined Contribution Plans

We provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to the consolidated financial statements for the years presented.

We also provide benefits under the McDermott Thrift Plan, (f/k/a the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (“Thrift Plan”)). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation. The Thrift Plan provides for unmatched employer cash contributions to certain hourly employees as well as service-based contributions to salaried corporate employees. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $6.7 million, $7.3 million and $7.6 million in the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 6—INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$269,154	$8	$(1)	$269,161
Money market instruments and short-term investments	1,975	32	—	2,007
Asset-backed securities and collateralized mortgage obligations(1)	14,248	—	(4,379)	9,869
Corporate and foreign government bonds and notes	4,167	1	—	4,168

Total	$289,544	$41	$(4,380)	$285,205

(1)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $7.4 million of commercial paper secured by mortgaged-backed securities. These investments originally matured in August 2007 but were extended.

We believe the decline in fair value is generally attributable to the collapse in the residential mortgage market. We currently do not have the intent to sell these asset-backed and collateralized mortgage securities before their anticipated recovery. We do not consider these securities to be other than temporarily impaired at December 31, 2010.

The 2009 and prior amounts, presented below include B&W operations, which were spun-off on July 30, 2010. The following is a summary of our available-for-sale securities at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$163,310	$166	$(10)	$163,466
Money market instruments and short-term investments	7,445	21	—	7,466
Asset-backed securities and collateralized mortgage obligations(1)	17,677	—	(7,122)	10,555
Corporate and foreign government bonds and notes	47,147	89	(5)	47,231

Total(2)	$235,579	$276	$(7,137)	$228,718

(1)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $7.5 million of commercial paper secured by mortgaged-backed securities. These investments originally matured in August 2007 but were extended. We changed our investment policy effective in August 2007 to no longer make new investments in asset-backed securities or asset-backed commercial paper. These investments represented approximately 1.0% of our total cash and cash equivalents and investments at December 31, 2009.
(2)	Fair value of $32.5 million pledged to secure payments under certain reinsurance agreements.

At December 31, 2010, our available-for-sale debt securities had contractual maturities primarily in 2011 and 2012.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2010	$1,363,803	$—	$91
Year Ended December 31, 2009	$331,474		$94
Year Ended December 31, 2008	$1,161,960	$1,345	$—

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either (1) deferred in stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is recognized in earnings or (2) offset against the change in fair value of the hedged firm commitment through earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of other income (expense)—net in our consolidated statements of income. At December 31, 2010, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At December 31, 2010, we had deferred approximately $0.9 million of net losses on these derivative financial instruments in accumulated other comprehensive loss, and we expect to reclassify the net losses on the derivative financial instruments in the periods that we reclassify the net gains on the forecasted transactions. We expect to reclassify out of accumulated other comprehensive loss approximately $1.9 million, of the net deferred losses over the next 12 months.

At December 31, 2010, the majority of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $366.7 million at December 31, 2010, with maturities extending to December 2013. These instruments consist primarily of contracts to purchase or sell foreign-denominated currencies. The fair value of these contracts was in a net asset position totaling $1.4 million at December 31, 2010. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments at December 31, 2010. 2009 balance sheet data below includes the spun-off B&W operations:

Asset and Liability Derivatives

	December 31, 2010	December 31, 2009
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable—other	$6,066	$3,527
Other assets	3,225	—

Total asset derivatives	$9,291	$3,527

Accounts payable	$2,207	$4,313
Other liabilities	5,733	—

Total liability derivatives	$7,940	$4,313

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable—other	$—	$458
Accounts payable	—	65

Total derivatives not designated as hedges	$—	$523

Total derivatives	$17,231	$8,363

The Effects of Derivative Instruments on our Financial Statements

	December 31,
	2010	2009
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(3,236)	$3,267

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Cost of operations	$2,474	$(304)

Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Other income (expense)—net	$(3,434)	$3,745

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Gain (loss) recognized in income
Location
Other income (expense)—net	$—	$(6,055)

Credit Risk

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk. We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limiting our exposure to hedge counterparties based on their credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in our credit facilities. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under those facilities.

NOTE 8—FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition to defining fair value, the authoritative accounting guidance expands disclosures about fair value measurements and establishes a hierarchy for valuation inputs that emphasizes the use of observable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy established by this topic is broken down as follows:

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

The following sections describe the valuation methodologies we use to measure the fair values of our available-for-sale securities and derivatives. 2009 amounts presented below include the spun-off B&W operations.

Available-for-Sale Securities

Investments other than derivatives primarily include U.S. Government and agency securities, money-market funds, mortgage-backed securities and corporate notes and bonds.

In general, and where applicable, we use a pricing service that principally uses a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and 2 investments. Our Level 3 investment consists of asset-backed commercial paper notes backed by a pool of mortgage-backed securities. The fair value of this Level 3 investment was based on the calculation of an overall weighted-average valuation, using the prices of the underlying individual securities. Individual securities in the pool were valued based on market observed prices, where available. If market prices were not available, prices of similar securities backed by similar assets were used.

Our net unrealized loss on investments was approximately $4.3 million at December 31, 2010. At December 31, 2009, we had net unrealized losses on our investments totaling approximately $6.9 million. The major components of our investments in an unrealized loss position are asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2010.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter forwards, primarily consisting of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments.

At December 31, 2010, we had forward contracts outstanding to purchase or sell foreign currencies with a total notional value of $366.7 million and a total fair value of $1.4 million.

Fair Value Measurements—Recurring Basis

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2010:

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$2,007	$—	$2,007	$—
Certificates of deposit	—	—	—	—
U.S. Government and agency securities(2)	269,161	269,161	—	—
Asset-backed securities and collateralized mortgage obligations(3)	9,869	—	2,497	7,372
Corporate notes and bonds(4)	4,168	—	4,168	—

Total	$285,205	$269,161	$8,672	$7,372

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2009:

	12/31/09	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$4,944	$—	$4,944	$—
Certificates of deposit	2,522	—	2,522	—
U.S. Government and agency securities	163,466	148,683	14,783	—
Asset-backed securities and collateralized mortgage obligations	10,555	—	3,061	7,494
Corporate notes and bonds	47,231	—	47,231	—

Total	$228,718	$148,683	$72,541	$7,494

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Investments in U.S. Treasury securities with maturities of two years or less.
(3)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.
(4)	Corporate notes and bonds with maturities of three years or less.

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$7,494	$7,456
Instruments attributable to discontinued operations	(168)	—
Total realized and unrealized gains	1,821	2,402
Purchases, issuances, and settlements	172	—
Principal repayments	(1,947)	(2,364)

Balance at end of period	$7,372	$7,494

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

The estimated fair values of our financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$403,463	$403,463	$899,270	$899,270
Restricted cash and cash equivalents	$197,861	$197,861	$69,920	$69,920
Investments	$285,205	$285,205	$228,718	$228,718
Debt	$55,295	$56,180	$72,984	$73,505
Forward contracts	$1,352	$1,352	$(394)	$(394)
Foreign currency options	$—	$—	$4,747	$4,747

NOTE 9—CAPITAL STOCK AND STOCK–BASED COMPENSATION

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

At December 31, 2010 and 2009, approximately 14.3 million and 16.5 million shares of common stock, respectively, were reserved for issuance in connection with our 2009 McDermott International, Inc. Long-Term Incentive Plan (the “2009 LTIP”) and our Thrift Plan.

Stock Plans

B&W Spin-off Changes

In connection with the spin-off of B&W, we made certain adjustments to our stock-based compensation awards. For our employees who held performance shares issued in or prior to May 2009, we cancelled the performance shares and issued restricted stock in an amount equal to the fair value of the shares held immediately prior to the spin-off. For holders of restricted stock granted in or prior to May 2010, the holder received additional units of restricted stock to maintain the total fair value of restricted stock held immediately prior to the spin-off. For stock options granted in or prior to May 2010, we adjusted the number of options held by each holder so that the intrinsic value of the stock options held immediately following the spin-off equaled the intrinsic value of the stock options held immediately prior to the spin-off. The adjustments to stock-based compensation awards were treated as a modification and resulted in total incremental compensation cost of $14.5 million, of which approximately $9.3 million was recognized in the year ended December 31, 2010 and the remainder will be expensed in 2011.

2009 McDermott International, Inc. Long-Term Incentive Plan

In May 2009, our shareholders approved the 2009 LTIP. Members of the Board of Directors, executive officers and key employees are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the 2009 LTIP, or shares that are subject to awards that are cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, are available for issuance under the 2009 LTIP. In addition, 9,000,000 shares were authorized for issuance through the 2009 LTIP. Options to purchase shares are granted at the fair market value (closing trading price) on the date of grant and become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant. At December 31, 2010, we had a total of 9,484,241 shares of our common stock available for award under the 2009 LTIP.

2001 Directors and Officers Long-Term Incentive Plan

In May 2009, our shareholders approved the 2009 LTIP. As a result we no longer issue awards under the 2001 LTIP. Members of the Board of Directors, executive officers, key employees and consultants were eligible to participate in the 2001 LTIP. The Compensation Committee of the Board of Directors selected the participants for the plan. The plan provided for a number of forms of stock-based compensation, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Options to purchase shares were granted at not less than 100% of the fair market value (average of the high and low trading price) on the date of grant, became exercisable at such time or times as determined when granted and expire not more than seven years after the date of the grant. Options granted prior to May 2009 expire not more than ten years after the date of the grant. Shares of common stock available to be awarded under the 2001 LTIP are available under the terms of the 2009 LTIP and have been included in the amount available for grant discussed above.

1997 Director Stock Program

Until 2007, we also maintained a 1997 Director Stock Program. Under this program, nonmanagement directors were entitled to receive a grant of options to purchase 2,700 shares of our common stock in the first year of a director’s term and a grant of options to purchase 900 shares in subsequent years of such term at a purchase price equal to the fair market value of one share of our common stock on the date of grant. These options became exercisable, in full, six months after the date of grant and expire ten years from the date of grant. In addition, nonmanagement directors were entitled to receive a grant of 1,350 shares of restricted stock in the first year of a director’s term and 450 shares in subsequent years of such term. The shares of restricted stock were subject to payment by the director of a purchase price at par value ($1.00 per share) and to transfer restrictions that lapse at the end of the director’s term. By the terms of the 1997 Director Stock Program, no award may be granted under the program beginning June 6, 2007. As a result, we made our final grants of stock options and restricted stock under the 1997 Directors Stock Program in connection with our Annual Meeting of Stockholders in May 2007. The shares of common stock available to be awarded under the 1997 Director Stock Program are available under the terms of the 2001 LTIP Plan and have been included in the amount available for grant discussed above.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse with respect to restricted stock and accelerate the exercisability of outstanding options.

Total compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(In thousands)

	Year Ended December 31, 2010
Stock Options	$2,489	$(765)	$1,724
Restricted Stock	4,101	(1,079)	3,022
Restricted Stock Units	12,662	(3,764)	8,898
Performance Shares	3,437	(1,087)	2,350
Performance and Deferred Stock Units	723	(259)	464

Total	$23,412	$(6,954)	$16,458

	Year Ended December 31, 2009
Stock Options	$1,078	$(319)	$759
Restricted Stock	2,882	(566)	2,316
Restricted Stock Units	2,956	(887)	2,069
Performance Shares	9,217	(2,817)	6,400
Performance and Deferred Stock Units	2,127	(684)	1,443

Total	$18,260	$(5,273)	$12,987

	Year Ended December 31, 2008
Stock Options	$423	$(181)	$242
Restricted Stock	2,263	(383)	1,880
Performance Shares	12,267	(3,431)	8,836
Performance and Deferred Stock Units	1,760	(545)	1,215

Total	$16,713	$(4,540)	$12,173

The impact on basic earnings per share of stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $0.07, $0.06 and $0.05 per share, respectively, and on diluted earnings per share was $0.07, $0.06 and $0.05 per share, respectively.

As of December 31, 2010, total unrecognized estimated compensation expense related to nonvested awards was $12.9 million, net of estimated tax benefits of $7.0 million. The components of the total gross unrecognized estimated compensation expense of $19.9 million and their expected weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted- Average Period
Stock options	$4.8	1.9
Restricted stock	$2.6	0.5
Restricted stock units	$12.5	1.5

Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.12%	2.03%	N/A
Expected volatility	54%	78%	N/A
Expected life of the option in years	4.64	4.63	N/A
Expected dividend yield	0.0%	0.0%	N/A

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero because we have not paid cash dividends in recent years and do not expect to pay cash dividends for the foreseeable future.

The following table summarizes activity for our stock options for the year ended December 31, 2010 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,511	$8.84
Granted	688	25.39
Exercised	(1,126)	4.83
Spin-off adjustment	1,266	6.68
Cancelled/expired/forfeited	(958)	26.51

Outstanding at end of period(1)	2,381	$7.42	5.0 Years	$31.2

Exercisable at end of period	987	$4.03	3.9 Years	$16.3

(1)	Of the remaining outstanding shares, we expect approximately 1.4 million shares to vest at a weighted-average exercise price of $9.83.

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31,

2010. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day and the exercise price of the options. This amount changes based on the fair market value of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2010 and 2009 was $25.39 and $11.57, respectively. There were no stock options granted in the year ended December 31, 2008. The total fair value of shares vested during the years ended December 31, 2010 and 2008 was $1.6 million and $2.2 million, respectively. No stock options vested in 2009.

During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $4.0 million, $5.6 million and $81.5 million, respectively. We recorded cash received in the years ended December 31, 2010, 2009 and 2008 from the exercise of these stock options totaling $5.4 million, $1.1 million and $9.6 million, respectively.

The actual tax benefits realized related to the stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $0.8 million, $1.8 million and $17.2 million, respectively.

Restricted Stock

Nonvested restricted stock awards as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	222	$40.88
Granted	351	14.16
Vested	(163)	34.25
Spin-off adjustment	39	22.61
Cancelled/forfeited	(72)	32.15

Nonvested at end of period	377	$14.65

The actual tax benefits realized related to the restricted stock lapsed during the years ended December 31, 2010, 2009 and 2008 were $1.6 million, $3.4 million and $3.3 million, respectively.

Restricted Stock Units

Nonvested restricted stock units as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	1,478	$11.25
Granted	666	25.39
Vested	(1,050)	11.56
Transfers	794	16.55
Spin-off adjustment	996	12.93
Cancelled/forfeited	(771)	17.01

Nonvested at end of period	2,113	$13.26

Performance Shares and Deferred Stock Units

Nonvested performance share awards as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	1,845	$32.57
Granted	393	26.19
Vested	(1,178)	31.22
Cancelled/forfeited	(1,060)	31.68

Nonvested at end of period	—	$—

Nonvested performance and deferred stock unit awards as of December 31, 2010 and changes during the year ended December 31, 2010 (share data in thousands):

	Number of Units	Aggregate Intrinsic Value
Nonvested at beginning of period	113
Granted	—
Vested	(101)
Cancelled/forfeited	(12)

Nonvested at end of period	—	$—

As discussed above, in connection with the spin-off of B&W, for our employees who held performance shares issued in or prior to May 2009, we cancelled the performance shares and issued restricted stock in an amount equal to the fair value of the shares held immediately prior to the spin-off.

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. Those employer matching contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, involuntary termination of employment due to reduction in force or approved disability. During the years ended December 31, 2010, 2009 and 2008, we issued 282,022, 941,348 and 412,947 shares, respectively, of MII’s common stock as employer matching contributions pursuant to the Thrift Plan. At December 31, 2010, 4,795,934 shares of MII’s common stock remained available for issuance under the Thrift Plan. Effective June 2010, MII began making employer matching contributions in cash, in lieu of MII common stock.

NOTE 10—INCOME TAXES

We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII is a Panamanian corporation that earns all of its income outside of Panama. As a result, we are not subject to income tax in Panama. We operate in various taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies, not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variations, along with changes in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Indonesia, Malaysia, Singapore, Saudi Arabia, Kuwait, India, Qatar, Azerbaijan and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2006.

U.S. state income tax returns are generally subject to examination for a period of three to five years after filing the respective returns. With few exceptions, we do not have any U.S. state returns under examination for years prior to 2006.

A reconciliation of unrecognized tax benefits for the year ended December 31, 2010 was as follows (in thousands). 2009 and 2008 amounts include discontinued operations:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$59,113	$57,484	$64,810
Increases based on tax positions taken in the current year	3,511	9,895	13,575
Increases based on tax positions taken in prior years	920	1,322	704
Decreases based on tax positions taken in prior years	(875)	(775)	(6,166)
Unrecognized tax benefits transferred to discontinued operations	(35,920)	—	—
Decreases due to settlements with tax authorities	(95)	(8,813)	(15,027)
Decreases due to lapse of applicable statute of limitation	(242)	—	(412)

Balance at end of period	$26,412	$59,113	$57,484

The entire balance of unrecognized tax benefits at December 31, 2010 would reduce our effective tax rate if recognized.

During the year ended December 31, 2010, we made additional accruals of $5.1 million offset by a reduction of $4.3 million related to the spin-off of B&W resulting in recorded liabilities of approximately $16.4 million for the payment of tax-related interest and penalties. At December 31, 2009 and 2008, we had recorded liabilities of approximately $15.6 million and $15.7 million, respectively, for the payment of tax-related interest and penalties. The additional accrual of $3.1 million during 2009 was offset by payments of $3.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Pension liability	$3,093	$210,288
Accrued liabilities for self-insurance	1,840	53,737
Accrued liabilities for incentive compensation	23,664	40,305
Net operating loss carryforward	60,172	78,401
Accrued warranty expense	—	41,324
State tax credits and net operating loss carryforward	25,439	49,805
Environmental and products liability	175	11,678
Minimum tax credit carryforward	—	10,657
Foreign tax credit carryforward	—	16,062
Long-term contracts	9,820	25,475
Accrued vacation pay	963	12,805
Investments in joint ventures and affiliated companies	—	2,521
Other	2,651	16,851

Total deferred tax assets	127,817	569,909
Valuation allowance for deferred tax assets	(95,734)	(108,737)

Deferred tax assets	$32,083	$461,172

Deferred tax liabilities:
Property, plant and equipment	$16,326	$40,275
Intangibles	—	32,386
Prepaid drydock	7,859	9,468
Investments in joint ventures and affiliated companies	10,630	6,573
Other	2,993	4,873

Total deferred tax liabilities	$37,808	$93,575

Net deferred tax asset (liability)	$(5,725)	$367,597

Deferred tax assets and liabilities in the accompanying consolidated balance sheets include:
Current deferred tax assets	$10,323	$11,223
Noncurrent deferred tax assets	—	106,360

Total deferred tax assets, net—continuing operations	10,323	117,583
Total deferred tax assets, net—discontinued operations	—	258,812

Total	$10,323	$376,395

Current deferred tax liabilities	$12,849	$3,860
Noncurrent deferred tax liabilities	3,199	4,923

Total deferred tax liabilities, net—continuing operations	16,048	8,783
Total deferred tax liabilities, net—discontinued operations	—	15

Total	$16,048	$8,798

Net deferred tax asset (liability)	$(5,725)	$367,597

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S.	$(132,673)	$(66,688)	$(22,332)
Other than U.S.	436,467	336,801	146,747

Income before provision for income taxes	$303,794	$270,113	$124,415

The provision for income taxes consisted of:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Other than U.S.:
Current	$39,352	$55,309	$61,387
Deferred	1,830	5,252	2,180

Total provision for income taxes(1)	$41,182	$60,561	$63,567

(1)	We have no income tax provision applicable to U.S. federal, state or local jurisdictions.

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate. Effective January, 2010, the Panama tax rate was reduced to 27.5%:

	Year Ended December 31,
	2010	2009	2008
Panama federal statutory rate	27.5%	30%	30%
Non-Panama operations	(32.8)	(27.4)	(15.3)
Effect of change in tax rates	12.0	—	—
Valuation allowance for deferred tax assets	2.9	19.2	49.0
Audit settlements	2.8	2.6	(14.2)
Other	1.2	(2.0)	1.6

Effective tax rate attributable to continuing operations	13.6%	22.4%	51.1%

At December 31, 2010, we had a valuation allowance of $95.7 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $193.0 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $85.8 million is scheduled to expire in 2011 to 2013. The foreign net operating losses have a valuation allowance of $38.1 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $65.1 million, which carry a $22.1 million valuation allowance. These net operating loss carryforwards are scheduled to expire in years 2023 to 2030. We have state net operating losses of $477.4 million available to offset future taxable income in various states. The state net operating loss carryforwards begin to expire in 2011. We are carrying a valuation allowance of $25.4 million against the deferred tax asset related to the state loss carryforwards. We also have an approximate $10.1 million valuation allowance against other deferred tax assets.

We would be subject to withholding taxes if we were to distribute earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2010, the undistributed earnings of these subsidiaries were $191.5 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $12.7 million would be payable upon distribution of these earnings. We have provided $10.7 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested.

NOTE 11—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to McDermott International, Inc. by the weighted average number of common shares outstanding during the period. Diluted earnings per share equals net income attributable to McDermott International, Inc. divided by the weighted average common shares outstanding adjusted for the dilutive effect of our stock options and restricted stock units. The diluted earnings per share calculation excludes 221,731, 144,243 and 22,500 shares underlying outstanding stock-based awards for the years ended December 31, 2010, 2009 and 2008, respectively, as they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except shares and per share amounts)
Basic:
Income from continuing operations less noncontrolling interest	$236,566	$206,158	$60,649
Income (loss) from discontinued operations, net of tax	(34,900)	180,898	368,653

Net income attributable to McDermott International, Inc.	$201,666	$387,056	$429,302

Weighted average common shares	232,173,362	229,471,020	226,918,776

Basic earnings per common share:
Income from continuing operations less noncontrolling interest	$1.02	$0.90	$0.27
Income (loss) from discontinued operations, net of tax	$(0.15)	$0.79	$1.62

Net income attributable to McDermott International, Inc.	$0.87	$1.69	$1.89

Diluted:
Income from continuing operations less noncontrolling interest	$236,566	$206,158	$60,649
Income (loss) from discontinued operations, net of tax	(34,900)	180,898	368,653

Net income attributable to McDermott International, Inc.	$201,666	$387,056	$429,302

Weighted average common shares (basic)	232,173,362	229,471,020	226,918,776

Effect of dilutive securities:
Stock options, restricted stock and performance shares	3,448,667	4,155,856	3,475,006

Adjusted weighted average common shares	235,622,029	233,626,876	230,393,782

Diluted earnings per common share:
Income from continuing operations less noncontrolling interest	$1.00	$0.88	$0.26
Income (loss) from discontinued operations, net of tax	$(0.15)	$0.78	$1.60

Net income attributable to McDermott International, Inc.	$0.85	$1.66	$1.86

NOTE 12—SEGMENT REPORTING

In connection with the July 30, 2010 spin-off of B&W, we developed a geographic-based reporting structure, which coincides with how our financial information is reviewed and evaluated on a regular basis by our chief operating decision maker. Accordingly, we now report our financial results under four reporting segments, consisting of Asia Pacific, Atlantic, the Middle East and Corporate. For purposes of the following presentation, all prior period segment disclosures have been restated to reflect the new segments and to account for the spin-off of B&W.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of investees.

Summarized financial information is shown in the following table:

1. Information about Operations in our Different Segments:

	2010	2009	2008
Revenues:
Asia Pacific(1)	$870,410	$997,938	$1,097,230
Atlantic	183,001	230,428	372,246
Middle East(2)	1,350,332	2,053,424	1,628,628

Total revenues	$2,403,743	$3,281,790	$3,098,104

Segment revenues include the following intersegment transfers and eliminations:
Asia Pacific	$154	$—	$17
Atlantic	20,129	71,136	72,876
Middle East	330	4,243	—
Eliminations	(20,613)	(75,379)	(72,893)

Total adjustments and eliminations	$—	$—	$—
Operating income(3):
Asia Pacific	$88,012	$141,494	$75,613
Atlantic	(89,692)	(20,942)	10,478
Middle East	316,585	158,797	20,896

Total operating income	$314,905	$279,349	$106,987

Segment assets:
Asia Pacific	$564,403	$395,102	$496,266
Atlantic	265,607	568,601	463,973
Middle East	1,302,398	885,222	689,805
Corporate	378,969	562,474	530,141

Total continuing operations	$2,511,377	$2,411,399	$2,180,185

Total discontinued operations	$87,311	$2,437,711	$2,421,508

Total assets	$2,598,688	$4,849,110	$4,601,693

Capital expenditures:
Asia Pacific	$25,345	$47,680	$43,859
Atlantic	100,673	20,122	44,409
Middle East	47,851	90,893	75,095
Corporate	12,993	27,823	42,084

Total continuing operations	$186,862	$186,518	$205,447

Depreciation and amortization:
Asia Pacific	$19,002	$22,347	$30,051
Atlantic	17,681	15,688	11,453
Middle East	24,357	21,827	16,908
Corporate	15,412	20,005	14,143

Total continuing operations	$76,452	$79,867	$72,555

	2010	2009	2008
Investments in unconsolidated affiliates:
Asia Pacific	$41,471	$10,634	$—
Atlantic	65	4,018	4,234
Corporate	3,480	3,953	4,443

Total continuing operations	$45,016	$18,605	$8,677

Total discontinued operations	$—	$68,327	$61,627

Total Investments in unconsolidated affiliates	$45,016	$86,932	$70,304

(1)	Includes revenues from Chevron Corporation and Exxon Mobil Corporation, which account for 15% and 10%, respectively of our 2010 consolidated revenues.
(2)	Includes revenues from Saudi Aramco, which accounts for 40% of our 2010 consolidated revenues.
(3)	Operating income includes equity in loss of unconsolidated affiliates and (gain) loss on asset disposals and impairment —net.

2. Information about our Service Lines:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
REVENUES:
Offshore Operations	$883,559	$1,107,866	$1,175,385
Fabrication Operations	412,145	499,916	412,615
Project Services and Engineering Operations	255,298	403,845	407,770
Procurement Activities	852,838	1,315,929	1,111,795
Eliminations	(97)	(45,766)	(9,461)

	$2,403,743	$3,281,790	$3,098,104

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
REVENUES:
Saudi Arabia	$966,504	$657,863	$298,167
Australia	373,864	186,164	187,838
Qatar	352,508	1,293,755	804,545
Thailand	351,275	226,981	118,567
United States	108,377	131,622	169,109
Brazil	57,128	243,273	136,060
Malaysia	52,705	98,321	184,856
Vietnam	43,528	166,583	369,016
Trinidad	18,382	37,566	155,892
Azerbaijan	4,899	22,855	146,587
India	3,868	19,520	351,232
Other Countries	70,705	197,287	176,235

	$2,403,743	$3,281,790	$3,098,104

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
PROPERTY, PLANT AND EQUIPMENT, NET(4):
United Arab Emirates	$407,423	$208,061	$176,514
Indonesia	163,111	215,186	210,409
Saudi Arabia	116,289	—	12,812
United States	114,499	436,130	386,389
Mexico	49,597	39,157	48,871
Trinidad	—	—	12,178
Spain	16,376	—	—
Canada	61	126,571	72,443
United Kingdom	58	145,633	46,753
Qatar	—	108,695	57,556
Other Countries	48,155	58,172	54,934

	$915,569	$1,337,605	$1,078,859

(4)	Our marine vessels are included in the country in which they were operating as of year-end.

NOTE 13—RELATED-PARTY TRANSACTIONS

We are a large business organization with worldwide operations, and we engage in numerous purchase, sale and other transactions annually. We have various types of business arrangements with corporations and other organizations in which an executive officer, director or nominee for director may also be a director, executive or investor, or have some other direct or indirect relationship. We enter into these arrangements in the ordinary course of our business, and they typically involve us receiving some good or service on a nonexclusive basis and at arm’s-length negotiated rates or in accordance with regularly prepared price schedules.

Certain of our grant agreements for restricted stock and restricted stock units awarded under various long-term incentive plans provide that the withholding obligation of any applicable federal, state or other taxes that may be due on the vesting in the year ending December 31, 2011 of those awards be satisfied by the grantee returning to us the number of such vested shares having a fair market value equal to the amount of such taxes. Additionally, each of Messrs. Stephen M. Johnson, John A. Fees, Perry L. Elders, Gary L. Carlson, Daniel M. Houser, John T. McCormack, Stewart A. Mitchell, John T. Nesser and Steven W. Roll and Ms. Liane K. Hinrichs, each a current or former executive officer, has irrevocably elected to satisfy withholding obligations relating to all or a portion of any applicable federal, state or other taxes that may be due on the vesting in the year ending December 31, 2011 of certain shares of restricted stock and restricted stock units awarded under various long-term incentive plans that do not provide for a withholding method in the same manner. These elections are subject to approval of the Compensation Committee of our Board, which approval was granted. Accordingly, this withholding method will apply to an aggregate of 205,316 shares held by Mr. Johnson, 142,445 shares held by Mr. Fees, 12,886 shares held by Mr. Elders, 13,136 shares held by Mr. Carlson, 12,964 shares held by Mr. Scott V. Cummins, 119,901 shares held by Ms. Hinrichs, 19,452 shares held by Mr. Houser, 29,822 shares held by Mr. McCormack, 14,021 shares held by Mr. Mitchell, 120,469 shares held by Mr. Nesser, and 21,479 shares held by Mr. Roll. In the year ended December 31, 2010, a similar withholding method applied, including with respect to the exercise price and tax withholding on the exercise and hold of stock options prior to the Spin-off, to an aggregate of 30,995 shares held by Mr. Johnson, 566,507 shares held by Mr. Fees, 59,019 shares held by Mr. Taff, 93,810 shares held by Mr. Brandon C. Bethards, 11,805 shares held by Mr. Cummins, 66,862 shares held by Ms. Hinrichs, 19,613 shares held by Mr. Houser, 27,992 shares held by Mr. McCormack, 22,031 shares held by Mr. Mitchell, 162,684 shares held by Mr. Nesser and 20,342 shares held by Mr. Roll, that vested in the year ended December 31, 2010. Those elections were also approved by the Compensation Committee. We expect any transfers reflecting shares of restricted stock returned to us will be reported in the SEC filings made by those transferring holders who are obligated to report transactions in our securities under Section 16 of the Securities Exchange Act of 1934.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

A lawsuit entitled Coto v. J. Ray McDermott, S.A., et al. was filed in Civil District Court for the Parish of Orleans, Louisiana in November 1995. The lawsuit arose out of the sinking of the DLB-269 off the coast of Mexico on October 15, 1995. At the time trial began in 2005, 13 plaintiffs had claims pending, primarily for post traumatic stress disorder allegedly suffered as a result of the incident. Settlement agreements have been executed with 10 of the 13 claimants. Appeals of two outstanding judgments in principal amounts of approximately $4.3 million and $5.8 million, respectively, are pending. We intend to continue to vigorously defend the remaining claims and expect that any adverse judgments against us would be covered by available insurance.

On April 9, 2009, two of our subsidiaries, McDermott Gulf Operating Company (“MGOC”) and J. Ray McDermott Canada, Ltd., through its registered business name, Secunda Marine Services (“Secunda”), filed a lawsuit in the Supreme Court of Nova Scotia against Oceanografia Sociedad Anonima de Capital Variable (“OSA”) and Con-Dive, LLC for damages, including unpaid charter hire for the charter of the vessel Bold Endurance. On or about April 13, 2009, as security for the unpaid charter hire, MGOC filed suit and obtained seizure orders for a saturation dive system aboard the Bold Endurance in the United States District Court for the Southern District of Alabama in a matter entitled McDermott Gulf Operating Company, et al. v. Con-Dive, LLC et al. The seizure was vacated on equitable grounds by the court via order dated May 29, 2009. MGOC and Secunda appealed the decision to the United States Court of Appeals for the Eleventh Circuit, which affirmed the order to vacate. On April 13, 2010, OSA filed a lawsuit entitled Oceanografia S.A. de C.V. v. McDermott Gulf Operating Company, Inc. and Secunda Marine Services, Inc. in the United States District Court for the Southern District of Alabama, alleging wrongful arrest, wrongful attachment and conversion of the saturation-diving system. OSA claims damages for loss of revenue in excess of $10 million and physical damage to the equipment and further requests awards for punitive damages, attorneys’ fees and costs. We cannot reasonably estimate the extent of a potential adverse judgement against us, if any, and we intend to vigorously defend the wrongful seizure suit and continue to pursue payment of the charter hire in the Supreme Court of Nova Scotia.

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (MII’s former Chief Financial Officer) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts for the installation of pipelines off the coast of Qatar. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint, which was referred to a Magistrate Judge. In February 2010, the Magistrate Judge issued a Memorandum and Recommendation on the motion, finding that the plaintiffs had failed to state a claim for relief under the securities laws and therefore recommended to the District Court that the motion to dismiss be granted. On March 26, 2010, the Court issued an order adopting the Magistrate Judge’s recommendations in full and dismissing the case. However, the order granted the plaintiffs leave to request to amend their complaint and, on April 30, 2010, the plaintiffs filed a motion with the District Court for leave to amend the complaint. The defendants filed their opposition to the plaintiffs’ motion in May 2010, and in December 2010 the Magistrate Judge issued a Memorandum and Recommendation that plaintiffs’ motion to amend be denied and that the case be finally dismissed. In January 2011, the plaintiffs filed their objections to the Memorandum and Recommendation, and the defendants filed their response to those objections. Oral argument was held before the District Court on February 15, 2011, and we await the District Court decision. We cannot reasonably estimate the extent of a potential adverse judgement, if any. We continue to believe the substantive allegations contained in the amended complaint are without merit, and we intend to continue defending against these claims vigorously.

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al. v. J. Ray McDermott, Inc. et al., was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving Babcock & Wilcox Power Generation Group, Inc., a subsidiary of B&W (“B&W PGG”). Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the court on January 3, 2005.

In a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, approximately 88 plaintiffs filed suit against approximately 215 defendants, including JRMI and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours, generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. On January 10, 2007, the District Court dismissed the Plaintiffs’ claims, without prejudice to their right to refile their claims. On January 29, 2007, in a matter entitled Boudreaux, et al. v. McDermott, Inc., et al., originally filed in the United States District Court for the Southern District of Texas, 21 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. Boudreaux was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007. The District Court entered an order in September 2007 staying the matter until further order of the court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, in a matter entitled Antoine, et al. v. McDermott, Inc., et al., filed in the 164th Judicial District Court for Harris County, Texas, 43 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in this matter other than service of process and answer/appearance dates until further order of the court. The plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the District Court. The plaintiffs seek monetary damages in an unspecified amount in both cases and attorneys’ fees in the new Antoine case.

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

At December 31, 2010 and 2009, we had total environmental reserves of $2.9 million and $3.2 million, respectively, excluding B&W reserves. Of our total environmental reserves at December 31, 2010 and 2009, $2.4 million and $3.2 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2010 it is possible that we may incur liabilities for liquidated damages aggregating approximately $82 million, of which $14 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2008 to May 2011. We are in active discussions with our customers on the issues giving rise to delays in these projects, and in January 2011 we reached an agreement with one customer to reduce these potential liquidated damages by approximately $19 million. We believe we will be successful in obtaining schedule extensions or other customer agreed changes that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us.

Other

MII, B&W PGG and McDermott Holdings, Inc., which in connection with the spin-off of B&W was renamed Babcock & Wilcox Holdings, Inc. and merged with B&W, have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of December 31, 2010, bonds issued under such arrangements totaled approximately $82.3 million. Pursuant to the master separation agreement entered into between us and B&W in connection with the spin-off, B&W has agreed to indemnify us with respect to any losses we may incur in connection with these surety bonds. B&W is in the process of obtaining releases of our obligations relating to certain of these surety bonds as it enters into new bonding arrangements with sureties.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2010 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011	$9,958
2012	$7,791
2013	$7,247
2014	$6,365
2015	$4,208
Thereafter	$121,806

Total rental expense for the years ended December 31, 2010, 2009 and 2008 was $47.9 million, $54.1 million and $67.8 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	Quarter Ended
Year Ended December 31, 2010	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share amounts)
Revenues	$504,882	$627,144	$732,095	$539,622
Operating income	$73,187	$98,142	$84,303	$59,273

Income from continuing operations, less noncontrolling interest	$51,562	$78,691	$60,833	$45,480
Income (loss) from discontinued operations, net of tax	8,379	(2,657)	(40,030)	(592)

Net income(1)	$59,941	$76,034	$20,803	$44,888

	Per Share Data
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	$0.22	$0.34	$0.26	$0.20
Income (loss) from discontinued operations, net of tax	$0.04	$(0.01)	$(0.17)	$—
Net income	$0.26	$0.33	$0.09	$0.19

Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	$0.22	$0.34	$0.26	$0.19
Income (loss) from discontinued operations, net of tax	$0.04	$(0.01)	$(0.17)	$—
Net income	$0.26	$0.32	$0.09	$0.19

(1)	See Note 2 for discussion on discontinued operations and other charges.

	Quarter Ended
Year Ended December 31, 2009	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share amounts)
Revenues	$693,748	$818,770	$1,012,474	$756,798
Operating income	$34,076	$56,829	$97,589	$90,855

Income from continuing operations, less noncontrolling interest	$21,328	$35,415	$76,056	$73,359
Income (loss) from discontinued operations, net of tax	56,364	57,140	42,051	25,343

Net income	$77,692	$92,555	$118,107	$98,702

	Per Share Data
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	$0.09	$0.15	$0.33	$0.32
Income from discontinued operations, net of tax	$0.25	$0.25	$0.18	$0.11
Net income	$0.34	$0.40	$0.51	$0.43

Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	$0.09	$0.15	$0.32	$0.32
Income from discontinued operations, net of tax	$0.24	$0.25	$0.18	$0.11
Net income	$0.33	$0.40	$0.50	$0.43

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2010, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McDermott International, Inc.

Houston, Texas

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s completed spin-off of its Government Operations and Power Generations Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company.

Houston, Texas

March 1, 2011

Item 9B.	OTHER INFORMATION

Amendments to Amended and Restated By-Laws

On February 28, 2011, the Board of Directors of McDermott (the “Board”) approved amendments to and a restatement of the Company’s Amended and Restated By-Laws (as amended, the “By-Laws”). The amendments, among other things, updated the following provisions of the By-Laws:

Notice of Stockholder Meetings: The By-Laws were amended to clarify that the Chief Executive Officer or the Secretary of the Company may transmit, or direct the transmission of, notice of meetings of stockholders or waiver of notice of such meetings.

Right to Call Special Meetings of Stockholders: The By-Laws were amended to permit the Chairman of the Board of Directors to call a special meeting of stockholders, and to clarify that: (1) only the Chairman of the Board, the Chief Executive Officer and the Board may call a special meeting of stockholders; and (2) the business to be conducted at any such special meeting of stockholders would be limited to the purpose for which the meeting was called.

Quorum and Voting Standard for Stockholder Meetings: The By-Laws were amended to clarify that: (1) the record date fixed by the Board in accordance with the Articles of Incorporation shall be used for determining whether the quorum requirement for the transaction of business at meetings of stockholders has been met; (2) “broker non-votes” will be considered present at the meeting with respect to the determination of a quorum; and (3) “broker non-votes” will not be considered as actually voting on matters at any meeting of stockholders.

Appointment of Inspector of Election and Vote by Ballot: The By-Laws were amended to remove the ability of holders of 10% or more of the voting power of shares of the outstanding stock of the Company present and entitled to vote on any matter to request the appointment of inspector of elections or request a vote by ballot.

Stockholders Meetings: The By-Laws were amended to permit the Lead Director to preside over a meeting of stockholders in the absence of the Chief Executive Officer and Chairman of the Board, and to permit a director or officer of the Company who is present at the meeting to preside over the meeting in the absence of the Chief Executive Officer, Chairman of the Board, Lead Director and Vice Chairman of the Board.

Business at Annual Meeting of Stockholders: The By-Laws were amended to clarify that, with respect to business to be conducted at the annual meeting of stockholders which may be brought by any stockholder of record at the time of giving notice of such business, unless otherwise required by applicable law, the chairman of the meeting of stockholders may refuse to permit business to be brought before the meeting of stockholders if such stockholder does not comply with the provisions of Article I, Section 10 or if such stockholder does not appear in person or by proxy at such meeting.

Meetings of the Board: The By-Laws were amended to: (1) expressly provide for telephonic meetings of the Board; (2) permit the Lead Director to preside over meetings of the Board if the Chairman of the Board is absent or so requests; (3) expressly define what constitutes a quorum for meetings of the Board (a majority of the total number of directors in office) and the voting standard required for actions by the Board (a majority of the directors present at a meeting of which a quorum is present); and (4) expressly permit the Board to take action by written consent.

Committees of the Board: The By-Laws were amended to: (1) clarify the notice required for meetings of committees of the Board; (2) permit each committee to fix its rules of procedure; and (3) expressly permit the committees of the Board to hold telephonic meetings and take action by written consent.

Nominees for Directors: The By-Laws were amended to clarify that a director may continue to serve until the completion of the Board meeting occurring in connection with the first annual meeting of stockholders immediately following his or her attainment of age 72, or, if there is no such Board meeting, until the completion of the annual meeting of stockholders.

Officers of the Company: The By-Laws were amended to revise the list of officers expressly contemplated under the By-Laws, and to permit any officer of the Company to be removed by written consent of the Board.

Indemnification: The By-Laws were amended to: (1) provide that the Company may indemnify and advance expenses to certain employees, agents or fiduciaries of the Company upon the adoption of a resolution of the Board; and (2) include a severability clause applicable in the event any indemnification provision in the By-Laws is held to be invalid, illegal or unenforceable.

The foregoing summary of the amendments to the By-Laws is qualified in its entirety by reference to the text of the Amended and Restated By-Laws of the Company (as amended to March 1, 2011), which is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

Amended and Restated Executive Incentive Compensation Plan

On February 28, 2011, the Board adopted amendments to and a restatement of the McDermott International, Inc. Executive Incentive Compensation Plan (as amended, the “EICP”) to provide annual incentive compensation to various employees, including our executive officers. Under the EICP, the Compensation Committee of the Board (the “Compensation Committee”) establishes, for each plan year, performance goals and award opportunities. The award opportunities correspond to various levels of achievement of the preestablished performance goals based on combinations of one or more corporate, group, divisional or individual goals. The award opportunity is typically based on the achievement of preestablished targeted performance goals, including company, group or division performance. The potential final award varies in relation to the various levels of achievement of the preestablished performance goals, with a minimum or “threshold” performance achievement required before there is any payout and a limitation on the maximum payout. Performance goals and measures used to determine award opportunities are based on one or more of the following criteria:

•	revenue and income measures (which include revenue, gross margin, income from operations, net income, net sales and earnings per share);

•	expense measures (which include costs of goods sold, sales, general and administrative expenses and overhead costs);

•	operating measures (which include volume, margin, breakage and shrinkage, productivity and market share);

•	cash flow measures (which include net cash flow from operating activities and working capital);

•	liquidity measures (which include earnings before or after the effect of certain items such as interest, taxes, depreciation and amortization, cash flow and free cash flow);

•	leverage measures (which include equity ratio and net debt);

•	market measures (including those relating to market price, stock price, total shareholder return and market capitalization measures);

•

return measures (which include return on equity, return on assets, cash flow return on assets, cash flow return on capital, cash flow return on equity, return on capital and return on invested capital);

•	corporate value measures (which include compliance, safety, environmental and personnel matters);

•	other measures such as those relating to acquisitions, dispositions or customer satisfaction; and

•	other measures consistent with deductibility under Internal Revenue Code Section 162(m) (“Section 162(m)).

Once established, performance goals normally are not changed during the plan year. However, the Compensation Committee may adjust performance goals to account for changes in accounting principles and the occurrence of external changes or other unanticipated business conditions that may materially affect the fairness of the goals or unduly influence our ability to meet them, to the extent permitted under Section 162(m). The Compensation Committee has the authority to reduce or eliminate final awards, based on any criteria it deems appropriate. In addition, the Compensation Committee may use such other performance goals and measures, including subjective measures, and make adjustments to performance goals and measures during the plan year, if the Compensation Committee determines that compliance with Section 162(m) is not desired.

Following the end of each plan year, awards are computed for each plan participant. The EICP places a $3 million limit on payouts to any one plan participant in respect of any given one-year period. The Board may amend the EICP from time to time. Shareholder approval of the EICP is being sought at McDermott’s 2011 Annual Meeting of Stockholders so that some awards as determined by the Compensation Committee under the EICP may be considered “performance-based compensation” under Section 162(m).

The foregoing summary of the EICP is qualified in its entirety by reference to the text of the EICP, which is filed as Exhibit 10.45 hereto and is incorporated herein by reference.

Actions of Compensation Committee

On February 28, 2011, the Compensation Committee took the following actions relating to the compensation of McDermott’s chief executive officer, chief financial officer and each other executive officer expected to be listed in the Summary Compensation Table in McDermott’s proxy statement for its 2011 Annual Meeting of Stockholders (collectively, the “Named Executive Officers”).

2011 Annual Base Salary. The Compensation Committee approved annual base salaries for the officers of McDermott, effective April 1, 2011. The annual base salaries approved for the Named Executive Officers are included in Exhibit 10.49 to this annual report.

2011 Annual Cash Bonus. The Compensation Committee established 2011 annual target award opportunities and confidential performance measures relative to those opportunities for EICP participants, including our Named Executive Officers, with such target awards to our Named Executive Officers and certain other officers being contingent upon shareholder approval of the EICP at our 2011 Annual Meeting of Stockholders. For the year ending December 31, 2011, the target award opportunities for our Named Executive Officers are as follows:

Named Executive Officer	Target EICP Award Opportunity (as a percentage of 2011 annual base salary earned)
Stephen M. Johnson	100%
Perry L. Elders	70%
Gary L. Carlson	60%
Liane K. Hinrichs	60%
John T. Nesser, III	70%

70% of the 2011 target award opportunity will be attributable to financial performance goals established by the Compensation Committee and 30% of the 2011 target award opportunity will be attributable to individual performance goals. The financial performance goals are attributable 70% to McDermott’s consolidated operating income and 30% to return on invested capital for determining the minimum (25%), target (100%) and maximum (200%) payment a participant would be eligible to earn under the EICP in 2011. The Compensation Committee established the performance goals based on management’s internal projections of 2011 operating income and return on invested capital. No awards will be paid unless the stated minimum operating income level is achieved, and the Compensation Committee has the discretion to reduce the amount of any payout even if performance goals have been achieved.

2011 Long-Term Incentive. The Compensation Committee approved the types of grants and form of grant agreements to be used in connection with the 2011 grants. 2011 grants include for each Named Executive Officer total shareholder return performance shares, restricted stock units and stock options. The grants were all made pursuant to our 2009 McDermott International, Inc. Long-Term Incentive Plan. Copies of the general forms of those agreements are included as Exhibits 10.46, 10.47 and 10.48, respectively, to this annual report.

Clawback Policy. The Compensation Committee approved a policy with respect to executive compensation clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the policy, McDermott shall seek to recover any incentive-based award granted to any executive officer of McDermott as required by the provisions of the Dodd-Frank Act or any other “clawback” provision required by law or the listing standards of the New York Stock Exchange.

Perquisite Allowance. The Compensation Committee approved a perquisite allowance for certain of our executive officers, including each of the Named Executive Officers. The perquisite allowance is in the amount of $20,000, is paid in cash that may be used for any purpose determined by the recipient and is in lieu of any reimbursements made by McDermott to those executive officers receiving the perquisite allowance for any individual perquisite.

Deferred Compensation Plan Company Contribution. The Compensation Committee approved a 2011 company contribution under the Deferred Compensation Plan for certain of our executive officers, including the Named Executive Officers, in an amount of 5% of Compensation (as defined in the Deferred Compensation Plan) received from McDermott during 2010. Additionally, the Compensation Committee approved a discretionary supplemental contribution for Messrs. Elders and Carlson, equal in value to 5% of the value of their prior-year target base salary each would have earned for the period January 1, 2010 through their respective hire dates, and their 2010 target award opportunity under the EICP multiplied by their 2010 annual base salary (so that, for each of Messrs. Elders and Carlson, the total McDermott contributions under the Deferred Compensation Plan were nearer to the amounts that would have been contributed if they had been employed by McDermott for all of 2010).

Pending Retirement of Chief Operating Officer

Additionally, Mr. John T. Nesser, III, our Executive Vice President and Chief Operating Officer, informed the Company that he intends to retire by year-end 2011.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers,” respectively, in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our web site, www.mcdermott.com/ under “Corporate Governance—Governance Policies—Code of Ethics for Chief Executive Officer and Senior Financial Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5—“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Note 13 to our consolidated financial statements included in this report is incorporated by reference. Additional information required by this item is incorporated by reference to the material appearing under the heading “Corporate Governance—Director Independence” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2011” in the Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II is filed with this annual report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., credit lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

4.2	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.3	Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit Number	Description

4.4	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.5	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 26, 2007 (File No. 1-08430)).

4.6	Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 8, 2008 (File No. 1-08430)).

4.7	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

4.8	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.9	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.10	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

Exhibit Number	Description

10.4*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.5*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.6*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.9*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 4, 2007 (File No. 1-08430)).

10.10*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.11*	Form of Change-in-Control Agreement entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.13*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.14*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.16*	Form of 2009 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	McDermott International, Inc. New Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.18*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.19*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.20*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.21*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.22*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.23*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.24*	Form of 2009 LTIP 2010 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.25	Separation Agreement, dated as of March 23, 2010, by and between J. Ray McDermott, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 29, 2010 (File No. 1-08430)).

10.26	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.27	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.28	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.29	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.30	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.31	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.32	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.33	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.34	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.35*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.36*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.37*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.38*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.39*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off.

10.40*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off.

10.41*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off

Exhibit Number	Description

10.42*	Form of 2009 LTIP Restricted Stock Grant Agreement for 2010 retention grants made to Messrs. Johnson and Nesser and Ms. Hinrichs.

10.43	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010.

10.44*	Summary of Named Executive Officer 2010 Salaries and EICP Award Opportunities (incorporated by reference to Exhibit 10.17 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009)).

10.45*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011).

10.46*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement.

10.47*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement.

10.48*	Form of 2009 LTIP 2011 Stock Option Grant Agreement.

10.49*	Summary of Named Executive Officer 2011 Salaries and EICP Target Award Opportunities.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ STEPHEN M. JOHNSON
March 1, 2011		Stephen M. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ STEPHEN M. JOHNSON Stephen M. Johnson	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ PERRY L. ELDERS Perry L. Elders	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ RONALD C. CAMBRE Ronald C. Cambre	Chairman of the Board and Director

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director

/s/ ROGER A. BROWN Roger A. Brown	Director

/s/ STEPHEN G. HANKS Stephen G. Hanks	Director

/s/ D. BRADLEY MCWILLIAMS D. Bradley McWilliams	Director

/s/ THOMAS C. SCHIEVELBEIN Thomas C. Schievelbein	Director

/s/ MARY L. SHAFER-MALICKI Mary L. Shafer-Malicki	Director

/s/ DAVID A. TRICE David A. Trice	Director

March 1, 2011

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets(2)
Year Ended December 31, 2010	$(108,737)	$(8,155)	$21,158	$(95,734)
Year Ended December 31, 2009	$(78,249)	$(30,776)	$288	$(108,737)
Year Ended December 31, 2008	$(100,617)	$22,707	$(339)	$(78,249)

2009 and 2008 amounts presented below include the spun-off B&W operations.

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2)	Amounts charged to other accounts included in other comprehensive loss (minimum pension liability).

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2010	$(42,246)	$(8,108)	$11,231	$9,562	$(29,561)
Year Ended December 31, 2009	$(28,308)	$(39,684)	$1,630	$24,116	$(42,246)
Year Ended December 31, 2008	$(70,569)	$(30,048)	$36,385	$35,924	$(28,308)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., credit lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

4.2	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.3	Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.4	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.5	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 26, 2007 (File No. 1-08430)).

4.6	Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 8, 2008 (File No. 1-08430)).

4.7	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

Exhibit Number	Description

4.8	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.9	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.10	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.4*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.5*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.6*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

Exhibit Number	Description

10.9*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 4, 2007 (File No. 1-08430)).

10.10*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.11*	Form of Change-in-Control Agreement entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.13*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.14*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.16*	Form of 2009 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	McDermott International, Inc. New Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.18*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.19*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.20*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.21*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.22*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.23*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.24*	Form of 2009 LTIP 2010 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.25	Separation Agreement, dated as of March 23, 2010, by and between J. Ray McDermott, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 29, 2010 (File No. 1-08430)).

10.26	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.27	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.28	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.29	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.30	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.31	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.32	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.33	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.34	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.35*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.36*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.37*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.38*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.39*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off.

10.40*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off.

10.41*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off

10.42*	Form of 2009 LTIP Restricted Stock Grant Agreement for 2010 retention grants made to Messrs. Johnson and Nesser and Ms. Hinrichs.

10.43	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010.

10.44*	Summary of Named Executive Officer 2010 Salaries and EICP Award Opportunities (incorporated by reference to Exhibit 10.17 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009)).

10.45*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011).

10.46*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement.

10.47*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement.

Exhibit Number	Description

10.48*	Form of 2009 LTIP 2011 Stock Option Grant Agreement.

10.49*	Summary of Named Executive Officer 2011 Salaries and EICP Target Award Opportunities.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document