Form 10-K/A
period 2010-12-31
MCDERMOTT INTERNATIONAL INC
filed 2011-03-03
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2010, initially filed with the Securities and Exchange Commission on March 1, 2011 (the “Original Filing”), is being filed to amend Item 8 and Item 9A in the Original Filing to add the name of our independent registered public accounting firm to the signature lines of the Report of Independent Registered Public Accounting Firm regarding the consolidated financial statements of McDermott International, Inc. and Subsidiaries and the supporting financial statement schedule, and the Report of Independent Registered Public Accounting Firm regarding our internal control over financial reporting (each, a “Report”). In addition, Item 15 of the Original Filing has been amended to (1) add the name of our independent registered public accounting firm to the signature line of Exhibit 23.1 and (2) contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such Exhibit 23.1 and such certifications are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2. In addition, we have disclosed that certain exhibits that were filed with the Original Filing were previously filed.

The conformed signature of Deloitte & Touche LLP was inadvertently omitted from the electronic version of each Report and Exhibit 23.1, although we had manually signed copies of each Report and Exhibit 23.1 in our possession prior to making the Original Filing. Except for the aforementioned amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-K/A

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 1, 2011

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

3.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2#	McDermott International, Inc.’s Amended and Restated By-laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., credit lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

4.2	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.3	Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit Number	Description

4.4	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.5	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 26, 2007 (File No. 1-08430)).

4.6	Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 8, 2008 (File No. 1-08430)).

4.7	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

4.8	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.9	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.10	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

Exhibit Number	Description

10.4*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.5*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.6*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.9*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 4, 2007 (File No. 1-08430)).

10.10*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.11*	Form of Change-in-Control Agreement entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.13*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.14*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.16*	Form of 2009 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	McDermott International, Inc. New Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.18*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.19*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.20*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.21*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.22*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.23*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.24*	Form of 2009 LTIP 2010 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.25	Separation Agreement, dated as of March 23, 2010, by and between J. Ray McDermott, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 29, 2010 (File No. 1-08430)).

10.26	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.27	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.28	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.29	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.30	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.31	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.32	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.33	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.34	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.35*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.36*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.37*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.38*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.39*#	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off.

10.40*#	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off.

10.41*#	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off

Exhibit Number	Description

10.42*#	Form of 2009 LTIP Restricted Stock Grant Agreement for 2010 retention grants made to Messrs. Johnson and Nesser and Ms. Hinrichs.

10.43#	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010.

10.44*	Summary of Named Executive Officer 2010 Salaries and EICP Award Opportunities (incorporated by reference to Exhibit 10.17 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009)).

10.45*#	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011).

10.46*#	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement.

10.47*#	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement.

10.48*#	Form of 2009 LTIP 2011 Stock Option Grant Agreement.

10.49*#	Summary of Named Executive Officer 2011 Salaries and EICP Target Award Opportunities.

12.1#	Ratio of Earnings to Fixed Charges.

21.1#	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
#	Previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ STEPHEN M. JOHNSON
March 3, 2011		Stephen M. Johnson
President and Chief Executive Officer

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets(2)
Year Ended December 31, 2010	$(108,737)	$(8,155)	$21,158	$(95,734)
Year Ended December 31, 2009	$(78,249)	$(30,776)	$288	$(108,737)
Year Ended December 31, 2008	$(100,617)	$22,707	$(339)	$(78,249)

2009 and 2008 amounts presented below include the spun-off B&W operations.

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2)	Amounts charged to other accounts included in other comprehensive loss (minimum pension liability).

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2010	$(42,246)	$(8,108)	$11,231	$9,562	$(29,561)
Year Ended December 31, 2009	$(28,308)	$(39,684)	$1,630	$24,116	$(42,246)
Year Ended December 31, 2008	$(70,569)	$(30,048)	$36,385	$35,924	$(28,308)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2#	McDermott International, Inc.’s Amended and Restated By-laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., credit lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA), LLC, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

4.2	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.3	Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.4	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.5	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 26, 2007 (File No. 1-08430)).

4.6	Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 8, 2008 (File No. 1-08430)).

4.7	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 9, 2006 (File No. 1-08430)).

Exhibit Number	Description

4.8	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.9	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.10	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.4*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.5*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.6*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

Exhibit Number	Description

10.9*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 4, 2007 (File No. 1-08430)).

10.10*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.11*	Form of Change-in-Control Agreement entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.13*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.14*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.16*	Form of 2009 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	McDermott International, Inc. New Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.18*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.19*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.20*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.21*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.22*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.23*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.24*	Form of 2009 LTIP 2010 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.25	Separation Agreement, dated as of March 23, 2010, by and between J. Ray McDermott, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 29, 2010 (File No. 1-08430)).

10.26	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.27	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.28	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.29	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.30	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.31	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.32	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.33	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.34	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.35*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.36*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.37*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.38*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.39*#	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off.

10.40*#	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off.

10.41*#	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off

10.42*#	Form of 2009 LTIP Restricted Stock Grant Agreement for 2010 retention grants made to Messrs. Johnson and Nesser and Ms. Hinrichs.

10.43#	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010.

10.44*	Summary of Named Executive Officer 2010 Salaries and EICP Award Opportunities (incorporated by reference to Exhibit 10.17 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009)).

10.45*#	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011).

10.46*#	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement.

10.47*#	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement.

Exhibit Number	Description

10.48*#	Form of 2009 LTIP 2011 Stock Option Grant Agreement.

10.49*#	Summary of Named Executive Officer 2011 Salaries and EICP Target Award Opportunities.

12.1#	Ratio of Earnings to Fixed Charges.

21.1#	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
#	Previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2010.