Form 10-Q
period 2011-03-31
MCDERMOTT INTERNATIONAL INC
filed 2011-05-10
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding at April 29, 2011 was 234,549,485.

McDERMOTT INTERNATIONAL, INC.

INDEX - FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands, except share and per share amounts)

Revenues	$899,240	$504,882

Costs and Expenses:
Cost of operations	747,225	379,206
Gain on asset disposals and impairments – net	(225)	(2,080)
Selling, general and administrative expenses	55,369	51,138

Total costs and expenses	802,369	428,264

Equity in Income (Loss) of Unconsolidated Affiliates	3,427	(3,431)

Operating Income	100,298	73,187

Other Income (Expense):
Interest income	449	490
Interest expense	—	(162)
Other expense – net	(5,403)	(1,450)

Total other expense – net	(4,954)	(1,122)

Income from continuing operations before provision for income taxes and noncontrolling interest	95,344	72,065

Provision for Income Taxes	22,579	12,239

Income from continuing operations before noncontrolling interest	72,765	59,826

Loss on disposal of discontinued operations	—	(24,202)
Income from discontinued operations, net of tax	1,662	32,581

Total income from discontinued operations, net of tax	1,662	8,379

Net Income	74,427	68,205

Less net income attributable to noncontrolling interest	(4,007)	(8,264)

Net Income Attributable to McDermott International, Inc.	$70,420	$59,941

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interest	$0.29	$0.22
Income from discontinued operations, net of tax	$0.01	$0.04

Net Income attributable to McDermott International, Inc.	$0.30	$0.26

Diluted:
Income from continuing operations, less noncontrolling interest	$0.29	$0.22
Income from discontinued operations, net of tax	$0.01	$0.04

Net Income attributable to McDermott International, Inc.	$0.30	$0.26

Shares used in the computation of earnings per common share (Note 8):
Basic	233,841,075	230,824,301
Diluted	236,745,578	234,753,035

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$209,207	$403,463
Restricted cash and cash equivalents (Note 1)	206,354	197,861
Investments	257,584	209,463
Accounts receivable—trade, net (Note 1)	297,269	323,497
Accounts receivable—other	37,607	28,447
Contracts in progress	122,198	65,853
Deferred income taxes	12,426	10,323
Assets held for sale (Note 2)	14,220	10,161
Other current assets	47,972	36,570

Total Current Assets	1,204,837	1,285,638

Property, Plant and Equipment	1,789,093	1,720,040
Less accumulated depreciation	824,107	804,471

Net Property, Plant and Equipment	964,986	915,569

Assets Held for Sale (Note 2)	78,148	77,150

Investments	68,211	75,742

Goodwill	41,202	41,202

Investments in Unconsolidated Affiliates	48,459	45,016

Other Assets	164,508	158,371

Total Assets	$2,570,351	$2,598,688

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$8,001	$8,547
Accounts payable	281,331	252,974
Accrued liabilities	280,956	286,831
Advance billings on contracts	62,336	250,053
Deferred income taxes	14,971	12,849
Income taxes payable	50,370	32,851
Liabilities associated with assets held for sale (Note 2)	23,028	20,902

Total Current Liabilities	720,993	865,007

Long-Term Debt	57,091	46,748

Self-Insurance	36,179	35,655

Pension Liability	54,598	52,831

Other Liabilities	97,862	86,180

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 241,912,337 and 240,791,473 shares at March 31, 2011 and December 31, 2010, respectively	241,912	240,791
Capital in excess of par value	1,363,335	1,357,316
Retained earnings	170,793	100,373
Treasury stock, at cost, 7,159,192 and 6,906,262 shares at March 31, 2011 and December 31, 2010, respectively	(92,218)	(85,735)
Accumulated other comprehensive loss	(148,559)	(163,717)

Stockholders’ Equity—McDermott International, Inc.	1,535,263	1,449,028
Noncontrolling interest	68,365	63,239

Total Equity	1,603,628	1,512,267

Total Liabilities and Equity	$2,570,351	$2,598,688

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$74,427	$68,205
Income from discontinued operations, net of tax	(1,662)	(8,379)

Income from continuing operations	72,765	59,826
Non-cash items included in net income:
Depreciation and amortization	20,525	18,787
Equity in (income) loss of unconsolidated affiliates	(3,427)	3,431
Gains on asset disposals and impairments—net	(225)	(2,080)
Benefit from deferred taxes	(6,929)	(2,497)
Pension costs	6,153	6,473
Other non-cash items	4,368	13,084
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,045	62,206
Net contracts in progress and advance billings on contracts	(244,062)	(25,758)
Accounts payable	23,947	(104,169)
Accrued and other current liabilities	39,311	3,863
Pension liability and accrued postretirement and employee benefits	(41,546)	(55,295)
Other	20,038	(16,590)

Net Cash Used In Operating Activities—Continuing Operations	(92,037)	(38,719)

Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(8,493)	(23,498)
Purchases of property, plant and equipment	(63,986)	(48,412)
Net (increase) decrease in available-for-sale securities	(39,808)	48,408
Other investing activities, net	218	2,459

Net Cash Used In Investing Activities—Continuing Operations	(112,069)	(21,043)

Cash Flows From Financing Activities:
Payment of debt	(2,158)	(2,176)
Increase in debt	11,837	—
Other financing activities, net	57	1,246

Net Cash Provided By (Used In) Financing Activities—Continuing Operations	9,736	(930)

Effects of exchange rate changes on cash and cash equivalents	114	435

Net decrease in cash and cash equivalents	(194,256)	(60,257)

Cash and cash equivalents at beginning of period	403,463	428,298

Cash and cash equivalents at end of period—Continuing Operations	$209,207	$368,041

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$—	$(115)
Income taxes (net of refunds)	$3,574	$9,044

Cash Flows From Discontinued Operations:
Net Cash Provided By (Used In) Operating Activities	$4,484	$(39,876)
Net Cash Used In Investing Activities	—	(26,083)
Net Cash Provided By Financing Activities	—	1,098
Effects of exchange rate changes on cash	(115)	1,828

Net increase (decrease) in cash and cash equivalents	4,369	(63,033)
Cash and cash equivalents at beginning of period	1,426	470,972

Cash and cash equivalents at end of period—Discontinued Operations	$5,795	$407,939

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Par Value
	(In thousands, except share amounts) (Unaudited)
Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100
Comprehensive Income
Net income	—	—	—	59,941	—		59,941	8,264	68,205
Amortization of benefit plan costs (net of tax-$8,122)	—	—	—	—	—	14,738	14,738	—	14,738
Unrealized gain on investments	—	—	—	—	—	915	915	—	915
Realized loss on investments	—	—	—	—	—	138	138	—	138
Translation adjustments and other	—	—	—	—	—	3,496	3,496	16	3,512
Unrealized loss on derivatives	—	—	—	—	—	(4,006)	(4,006)	—	(4,006)
Realized loss on derivatives	—	—	—	—	—	871	871	—	871

Total comprehensive income, net of tax	—	—	—	59,941	—	16,152	76,093	8,280	84,373

Exercise of stock options	242,081	242	(426)	—	—	—	(184)	—	(184)
Excess tax benefits on stock options	—	—	2,556	—	—	—	2,556	—	2,556
Contributions to thrift plan	150,912	151	3,505	—	—	—	3,656	—	3,656
Share vesting	488,206	489	(489)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(4,355)	—	(4,355)	—	(4,355)
Stock-based compensation charges	—	—	17,568	—	—	—	17,568	—	17,568
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	1,475	1,475

Balance March 31, 2010	237,800,603	$237,801	$1,323,712	$1,011,588	$(73,725)	$(596,845)	$1,902,531	$35,658	$1,938,189

Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Comprehensive income
Net income	—	—	—	70,420	—	—	70,420	4,007	74,427
Amortization of benefit plan costs (net of tax-$0)	—	—	—	—	—	4,963	4,963	—	4,963
Unrealized gain on investments	—	—	—	—	—	699	699	—	699
Realized loss on investments	—	—	—	—	—	8	8	—	8
Translation adjustments	—	—	—	—	—	2,763	2,763	—	2,763
Unrealized gain on derivatives	—	—	—	—	—	6,948	6,948	1,119	8,067
Realized gain on derivatives	—	—	—	—	—	(223)	(223)	—	(223)

Total comprehensive income, net of tax	—	—	—	70,420	—	15,158	85,578	5,126	90,704

Exercise of stock options	269,556	270	1,255	—	—	—	1,525	—	1,525
Share vesting	851,308	851	(851)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(6,483)	—	(6,483)	—	(6,483)
Stock-based compensation charges	—	—	5,615	—	—	—	5,615	—	5,615

Balance March 31, 2011	241,912,337	$241,912	$1,363,335	$170,793	$(92,218)	$(148,559)	$1,535,263	$68,365	$1,603,628

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national and major energy companies, and we operate in most major offshore oil and gas producing regions throughout the world. In these notes to our condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

We have presented our unaudited condensed consolidated financial statements in U.S. Dollars, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the accompanying notes in our annual report on Form 10-K for the year ended December 31, 2010.

We have included all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. These unaudited condensed consolidated financial statements include the accounts of McDermott International, Inc. and its consolidated subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures,” or “unconsolidated affiliates.” We have eliminated intercompany transactions and accounts.

On July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent publicly traded company named The Babcock & Wilcox Company (“B&W”). Additionally, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited. The condensed consolidated balance sheets reflect the charter fleet business as held for sale. The condensed consolidated statements of income and the condensed consolidated statements of cash flows reflect the historical operations of B&W and the charter fleet business as discontinued operations. The March 31, 2010 condensed consolidated statement of equity contains amounts attributable to the spun-off B&W operations. We have presented the notes to our condensed consolidated financial statements on the basis of continuing operations.

Business Segments

Following the spin-off of B&W, we modified our previous reporting segments to reflect our geographic operating segments. As a result, we have the following reporting segments:

•	Asia Pacific

•	Atlantic

•	Middle East

•	Corporate

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include revenues and related costs recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts, billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments proportionate to the percentage-of-completion revenue in income in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred, as deferred profit recognition contracts. We currently have one active contract being accounted for under our deferred profit recognition policy.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We did not enter into any significant contracts that we have accounted for under the completed contract method during the quarters ended March 31, 2011 and March 31, 2010.

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

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated undiscounted future cash flows associated with an asset are compared to the carrying value of the asset to determine if impairment exists, in which case an impairment is recognized for the difference between the recorded and fair value of the asset.

Loss Contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 9. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.

We record current cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At March 31, 2011, we had restricted cash and cash equivalents of $206.4 million in the aggregate, of which $206.1 million was held in restricted foreign accounts and $0.3 million was held to meet reinsurance reserve requirements of our captive insurance subsidiary. It is possible that a portion of restricted cash at March 31, 2011 will not be released within the next 12 months.

Investments

At March 31, 2011, we had investments with a fair value of $325.8 million. Our investment portfolio consists primarily of investments in government and agency obligations and commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. Our net unrealized loss on investments was $3.6 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at March 31, 2011.

Accounts Receivable – Trade, Net

A summary of contract receivables is as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$207,412	$191,216
Completed contracts	83,022	85,587
Retainages	40,025	63,558
Unbilled	10,388	12,697
Less allowances	(43,578)	(29,561)

Accounts receivable – trade, net	$297,269	$323,497

We expect to invoice our unbilled receivables after contractually specified milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$40,025	$63,558
Retainages expected to be collected after one year	83,633	83,143

Total retainages	$123,658	$146,701

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(4,125)	$(6,888)
Net loss on investments	(3,623)	(4,330)
Net gain (loss) on derivative financial instruments	5,870	(855)
Unrecognized losses on benefit obligations	(146,681)	(151,644)

Accumulated other comprehensive loss	$(148,559)	$(163,717)

Recently Adopted Accounting Standard

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. We adopted the disclosure provisions required by this revision on January 1, 2011, for both interim and annual disclosures, which did not have a material impact on our consolidated financial statements.

We do not expect other recently issued standards and updates to have a material impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

Spin-off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a stock distribution. B&W’s assets and businesses primarily consisted of those that we previously reported as our Government Operations and Power Generation Systems segments. In connection with the spin-off, our stockholders received 100% (approximately 116 million shares) of the outstanding common stock of B&W. The distribution of B&W common stock occurred by way of a pro rata stock dividend to our stockholders. Each stockholder generally received one share of B&W common stock for every two shares of our common stock held by such stockholder on July 9, 2010, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

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

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W is also entitled to the historical tax benefits generated by MII’s U.S. operations, and these amounts are shown in income from discontinued operations, net of tax in our unaudited condensed consolidated statements of income for the first quarter of 2010.

Transition Services Agreements

Under the transition services agreements, MII and B&W are providing each other certain transition services on an interim basis. Such services currently being provided include human resources, information technology, legal, and tax services. In consideration for such services, MII and B&W each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Financial Information

The following table presents selected financial information regarding the results of operations of our former B&W business for the first quarter of 2010:

Three Months Ended March 31, 2010
(Unaudited) (In thousands)

Revenues	$662,388

Loss on disposal of discontinued operations, before taxes	(24,202)
Income before provision for income taxes	36,871

12,669

Provision for income taxes	6,329

Income from discontinued operations, net of tax	$6,340

Loss on disposal of discontinued operations for the three months ended March 31, 2010 included $24.2 million of costs incurred in connection with the B&W spin-off.

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which has been classified as discontinued operations. In conjunction with classifying the charter fleet business as a discontinued operation during the quarter ended September 30, 2010, we recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value, based on the estimated fair value of consideration expected from the sale and estimated selling costs.

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2011	2010
Revenues	$9,504	$14,661

Income before provision for income taxes	2,411	3,143

Provision for income taxes	749	1,104

Income from discontinued operations, net of tax	$1,662	$2,039

The following table presents the carrying values of the major classes of assets held for sale that are included in our unaudited condensed consolidated balance sheets:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Cash	$5,795	$1,426
Accounts receivable – net	5,160	5,253
Other assets	3,265	3,482

Total current assets held for sale	$14,220	$10,161

Property, plant and equipment	$69,263	$68,595
Other assets	8,885	8,555

Total long-term assets held for sale	$78,148	$77,150

Total	$92,368	$87,311

Accounts payable and accrued liabilities	$9,215	$8,748
Other liabilities	13,813	12,154

Total liabilities associated with assets held for sale	$23,028	$20,902

NOTE 3 – PENSION PLANS

We historically provided retirement benefits for certain U.S.-based employees through the McDermott (U.S.) Retirement Plan (the “McDermott Plan”) and other supplemental defined pension benefits. The McDermott Plan and the supplemental defined pension benefits are collectively referred to as the “Domestic Plan.” The J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) provides retirement benefits for certain of our foreign employees.

Net periodic benefit cost for the Domestic Plan and the TCN Plan includes the following components:

	Domestic Plan		TCN Plan
	Three Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Service cost	$—	$168	$685	$576
Interest cost	7,075	9,501	595	546
Expected return on plan assets	(6,525)	(9,560)	(613)	(457)
Amortization of prior service cost	—	(84)	4	4
Recognized net actuarial loss	4,248	5,237	684	542

Net periodic benefit cost	$4,798	$5,262	$1,355	$1,211

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either (1) deferred in stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is recognized in earnings or (2) offset against the change in fair value of the hedged firm commitment through earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of other expense—net in our condensed consolidated statements of income. At March 31, 2011, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At March 31, 2011, we had deferred approximately $5.9 million of net gains on these derivative financial instruments in accumulated other comprehensive loss, and we expect to reclassify the net gains on the derivative financial instruments in the periods that we reclassify the net losses on the forecasted transactions. We expect to reclassify approximately $1.0 million of the net deferred gains out of accumulated other comprehensive loss over the next 12 months.

At March 31, 2011, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $375.7 million at March 31, 2011, with maturities extending to December 2013. These instruments consist of contracts to purchase or sell foreign-denominated currencies. The fair value of these contracts was in a net asset position totaling $3.0 million at March 31, 2011. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable–other	$12,425	$6,066
Other assets	4,293	3,225

Total asset derivatives	$16,718	$9,291

Accounts payable	$4,787	$2,207
Other liabilities	8,953	5,733

Total liability derivatives	$13,740	$7,940

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$6,948	$(4,953)

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Cost of operations	$(135)	$262

Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Other expense – net	$(1,970)	$(2,349)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value:

	3/31/11	Level 1	Level 2	Level 3
	(Unaudited) (In thousands)
Mutual funds(1)	$2,067	$—	$2,067	$—
Commercial paper	158,738	—	158,738	—
U.S. Government and agency securities(2)	154,914	138,917	15,997	—
Asset-backed securities and collateralized mortgage obligations(3)	10,076	—	2,573	7,503

Total	$325,795	$138,917	$179,375	$7,503

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,007	$—	$2,007	$—
U.S. Government and agency securities	269,161	269,161	—	—
Asset-backed securities and collateralized mortgage obligations	9,869	—	2,497	7,372
Corporate notes and bonds	4,168	—	4,168	—

Total	$285,205	$269,161	$8,672	$7,372

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Investments in U.S. Treasury securities with maturities of two years or less.
(3)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands)
Balance at beginning of period	$7,372	$7,494
Total realized and unrealized gains	504	1,277
Purchases, issuances and settlements	—	(111)
Principal repayments	(373)	(1,005)

Balance at end of period	$7,503	$7,655

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

Other Financial Instruments

The estimated fair values of our financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$209,207	$209,207	$403,463	$403,463
Restricted cash and cash equivalents	$206,354	$206,354	$197,861	$197,861
Debt	$65,092	$65,541	$55,295	$56,180
Forward contracts	$2,978	$2,978	$1,352	$1,352

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair values.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Forward contracts. The fair value of forward contracts is determined using observable financial market inputs, such as quoted market prices.

NOTE 6 – STOCK-BASED COMPENSATION

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

Total stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 is as follows:

	Compensation Expense	Unrealized Tax Benefit	Net Impact
	(Unaudited)
	(In thousands)
Three Months Ended March 31, 2011
Stock Options	$808	$—	$808
Restricted Stock	673	—	673
Performance Shares	122	—	122
Restricted Stock Units	4,012	—	4,012

Total	$5,615	$—	$5,615

Three Months Ended March 31, 2010
Stock Options	$435	$(129)	$306
Restricted Stock	368	(124)	244
Performance Shares	2,288	(711)	1,577
Restricted Stock Units	806	(232)	574
Performance and Deferred Stock Units	603	(194)	409

Total	$4,500	$(1,390)	$3,110

NOTE 7 – SEGMENT REPORTING

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following table:

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands)
Revenues:
Asia Pacific	$474,813	$220,866
Atlantic	39,894	54,266
Middle East	384,533	229,750

Total revenues	$899,240	$504,882

Segment revenues include the following intersegment transfers and eliminations:
Atlantic	$80	$3,808
Eliminations	(80)	(3,808)

Total adjustments and eliminations	$—	$—

Operating income:
Asia Pacific	$38,879	$44,621
Atlantic	(17,637)	(3,347)
Middle East	79,056	31,913

Total operating income	$100,298	$73,187

Capital expenditures:
Asia Pacific	$26,986	$12,508
Atlantic	28,752	10,343
Middle East	7,711	23,552
Corporate	537	2,009

Total capital expenditures	$63,986	$48,412

Depreciation and amortization:
Asia Pacific	$5,736	$5,385
Atlantic	3,793	5,089
Middle East	7,363	4,901
Corporate	3,633	3,412

Total depreciation and amortization	$20,525	$18,787

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$727,937	$564,403
Atlantic	288,827	265,607
Middle East	1,142,548	1,302,398
Corporate	318,671	378,969

Total continuing operations	$2,477,983	$2,511,377

Total discontinued operations	$92,368	$87,311

Total assets	$2,570,351	$2,598,688

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(Unaudited) (In thousands, except shares and per share amounts)
Basic:
Income from continuing operations less noncontrolling interest	$68,758	$51,562
Income from discontinued operations, net of tax	1,662	8,379

Net income attributable to McDermott International, Inc.	$70,420	$59,941

Weighted average common shares	233,841,075	230,824,301

Basic earnings per common share:
Income from continuing operations less noncontrolling interest	$0.29	$0.22
Income from discontinued operations, net of tax	$0.01	$0.04

Net income attributable to McDermott International, Inc.	$0.30	$0.26

Diluted:
Income from continuing operations less noncontrolling interest	$68,758	$51,562
Income from discontinued operations, net of tax	1,662	8,379

Net income attributable to McDermott International, Inc.	$70,420	$59,941

Weighted average common shares (basic)	233,841,075	230,824,301

Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	2,904,503	3,928,734

Adjusted weighted average common shares	236,745,578	234,753,035

Diluted earnings per common share:
Income from continuing operations less noncontrolling interest	$0.29	$0.22
Income from discontinued operations, net of tax	$0.01	$0.04

Net income attributable to McDermott International, Inc.	$0.30	$0.26

(1)	As of March 31, 2011, approximately 413,304 shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

The following discussion updates Note 14 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010.

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (MII’s former Chief Financial Officer) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts for the installation of pipelines off the coast of Qatar. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint, which was referred to a Magistrate Judge. In February 2010, the Magistrate Judge issued a Memorandum and Recommendation on the motion, finding that the plaintiffs had failed to state a claim for relief under the securities laws and therefore recommended to the District Court that the motion to dismiss be granted. On March 26, 2010, the Court issued an order adopting the Magistrate Judge’s recommendations in full and dismissing the case. However, the order granted the plaintiffs leave to request to amend their complaint and, on April 30, 2010, the plaintiffs filed a motion with the District Court for leave to amend the complaint. The defendants filed their opposition to the plaintiffs’ motion in May 2010, and in December 2010 the Magistrate Judge issued a Memorandum and Recommendation that plaintiffs’ motion to amend be denied and that the case be finally dismissed. In January 2011, the plaintiffs filed their objections to the Memorandum and Recommendation, and the defendants filed their response to those objections. Oral argument was held before the District Court on February 15, 2011. On March 2, 2011, the District Court adopted the Memorandum and Recommendation and dismissed the case with prejudice. The plaintiffs did not appeal this ruling and accordingly the case is now concluded.

The following discussion presents the remaining investigations and litigation disclosure contained in Note 14 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010, for which there have been no material developments.

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

On April 9, 2009, two of our subsidiaries, McDermott Gulf Operating Company (“MGOC”) and J. Ray McDermott Canada, Ltd., through its registered business name, Secunda Marine Services (“Secunda”), filed a lawsuit in the Supreme Court of Nova Scotia against Oceanografia Sociedad Anonima de Capital Variable (“OSA”) and Con-Dive, LLC for damages, including unpaid charter hire for the charter of the vessel Bold Endurance. On or about April 13, 2009, as security for the unpaid charter hire, MGOC filed suit and obtained seizure orders for a saturation dive system aboard the Bold Endurance in the United States District Court for the Southern District of Alabama in a matter entitled McDermott Gulf Operating Company, et al. v. Con-Dive, LLC et al. The seizure was vacated on equitable grounds by the court via order dated May 29, 2009. MGOC and Secunda appealed the decision to the United States Court of Appeals for the Eleventh Circuit, which affirmed the order to vacate. On April 13, 2010, OSA filed a lawsuit entitled Oceanografia S.A. de C.V. v. McDermott Gulf Operating Company, Inc. and Secunda Marine Services, Inc. in the United States District Court for the Southern District of Alabama, alleging wrongful arrest, wrongful attachment and conversion of the saturation-diving system. OSA claims damages for loss of revenue in excess of $10 million and physical damage to the equipment and further requests awards for punitive damages, attorneys’ fees and costs. We cannot reasonably estimate the extent of a potential adverse judgment against us, if any, and we intend to vigorously defend the wrongful seizure suit and continue to pursue payment of the charter hire in the Supreme Court of Nova Scotia.

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

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things:

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

At March 31, 2011 and December 31, 2010 we had total environmental reserves of $2.9 million, of which $2.4 million was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $70 million, of which approximately $17 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2008 to June 2011. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us.

Other

MII, B&W PGG and McDermott Holdings, Inc., which in connection with the spin-off of B&W was renamed Babcock & Wilcox Holdings, Inc. and merged with B&W, have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of March 31, 2011, bonds issued under such arrangements totaled approximately $82.3 million. Pursuant to the master separation agreement entered into between us and B&W in connection with the spin-off, B&W has agreed to indemnify us with respect to any losses we may incur in connection with these surety bonds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2010.

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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several B&W subsidiaries.

We believe the items outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2010. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Recent Developments

Spin-off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a stock distribution. B&W’s assets and businesses primarily consisted of those that we previously reported as our Government Operations and Power Generation Systems segments. In connection with the spin-off, our stockholders received 100% (approximately 116 million shares) of the outstanding common stock of B&W. The distribution of B&W common stock occurred by way of a pro rata stock dividend to our stockholders. Each stockholder generally received one share of B&W common stock for every two shares of our common stock held by such stockholder on July 9, 2010, and cash in lieu of any fractional shares. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

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

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W is also entitled to the historical tax benefits generated by MII’s U.S. operations, and these amounts are shown in income from discontinued operations, net of tax in our unaudited condensed consolidated statements of income for the first quarter of 2010.

Transition Services Agreements

Under the transition services agreements, MII and B&W are providing each other certain transition services on an interim basis. Such services currently being provided include human resources, information technology, legal, and tax services. In consideration for such services, MII and B&W each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which has been classified as discontinued operations. In conjunction with classifying the charter fleet business as a discontinued operation during the quarter ended September 30, 2010, we recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value, based on the estimated fair value of consideration expected from the sale and estimated selling costs.

Our results of operations for the periods presented in this report reflect the operations of B&W and the charter fleet business as discontinued operations. The discussion in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented on the basis of continuing operations.

Accounting for Contracts

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

Business Segments and Results of Operations

Business Segments

We report our financial results under four reporting segments, consisting of Asia Pacific, Atlantic, the Middle East and Corporate. Our Corporate segment primarily reflects corporate personnel and activities, incentive compensation programs and other costs. Costs incurred in our Corporate segment are generally fully allocated to our other segments. The following is a discussion of our Asia Pacific, Atlantic and Middle East segments.

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

Results of Operations

Selected Financial Data:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
Asia Pacific	$474,813	$220,866
Atlantic	39,894	54,266
Middle East	384,533	229,750

Total revenue	$899,240	$504,882

Operating income(1):
Asia Pacific	$38,879	$44,621
Atlantic	(17,637)	(3,347)
Middle East	79,056	31,913

Total operating income	$100,298	$73,187

Other income (expense):
Interest income	$449	$490
Interest expense	—	(162)
Other income (expense) – net	(5,403)	(1,450)

Total other income (expense)	$(4,954)	$(1,122)

Provision for income taxes	$22,579	$12,239

Discontinued operations:
Loss on disposal of discontinued operations:
B&W spin-off costs	$—	$(24,202)

Income from discontinued operations:
B&W operations, net of tax	$—	$30,542
Charter fleet operations, net of tax	1,662	2,039

	$1,662	$32,581

Total discontinued operations	$1,662	$8,379

Net income attributable to noncontrolling interests	$4,007	$8,264

(1)	Operating income includes equity in income (loss) of unconsolidated affiliates and gain on asset disposals and impairments—net.

Three months ended March 31, 2011 vs. 2010

Revenues

Revenues increased approximately 78%, or $394.3 million, to $899.2 million in the three months ended March 31, 2011 compared to $504.9 million for the corresponding 2010 period. The revenue growth was attributable to the Asia Pacific and Middle East segments. Revenues in our Asia Pacific segment increased $253.9 million, to $474.8 million, in the three months ended March 31, 2011 compared to $220.9 million in the three months ended March 31, 2010, influenced by the combination of expanded scope and increased marine activity on certain EPCI projects. In addition, revenues in the Middle East segment improved by $154.8 million over the comparable prior year period, to $384.5 million, in the three months ended March 31, 2011, primarily attributable to increased marine activities on certain projects in Saudi Arabia, and, to a lesser extent, an overall increase in engineering activities. The revenue improvements in our Asia Pacific and Middle East segments were partially offset by a $14.4 million revenue decrease in our Atlantic segment for the three months ended March 31, 2011, as a result of reduced marine asset utilization, driven principally by lower activity levels in the U.S. Gulf of Mexico.

Operating Income

Operating income increased $27.1 million, from $73.2 million in the quarter ended March 31, 2010 to $100.3 million in the quarter ended March 31, 2011, attributable to our Middle East segment, which was influenced by higher marine and engineering activities, including increased activity on certain EPCI projects in Saudi Arabia. The Middle East segment increase was moderated as we recognized less income from change orders, settlements and close-outs in the first quarter of 2011 as compared to the 2010 period. Conversely, we experienced declines in operating income in our Atlantic and Asia Pacific segments. The decline in our Atlantic segment was caused primarily by reduced marine asset utilization. The operating income decline in the Asia Pacific segment was primarily attributable to lower project close-outs, which generally contribute higher operating margins, in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.

During the quarter ended September 30, 2010, our Atlantic segment began accounting for one contract under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This contract, which is being performed by one of our joint ventures, is in the early stages of activity. The Atlantic segment backlog includes $161.1 million relating to this project, and revenues on this project totaled $7.9 million in the quarter ended March 31, 2011.

Other Items in Operating Income

Selling, general and administrative expenses increased $4.2 million to $55.4 million in the three months ended March 31, 2011 as compared to $51.1 million in the three months ended March 31, 2010. The increase was primarily due to increased bidding and proposal related costs incurred in the quarter ended March 31, 2011 compared to the comparable prior year quarter.

Equity in income (loss) of unconsolidated affiliates increased $6.8 million to $3.4 million of income in the quarter ended March 31, 2011 as compared to a $3.4 million loss in the quarter ended March 31, 2010, primarily attributable to fee income recognized during the current period at our joint ventures. Our March 31, 2010 results also included an asset impairment at our FloaTEC LLC joint venture, which further supports the period to period increase.

Other Items

Interest income was $0.4 million and $0.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Interest expense incurred in the three months ended March 31, 2011 was fully capitalized. Interest expense was $0.2 million in the three months ended March 31, 2010.

Other expense – net increased by $3.9 million to $5.4 million in the three months ended March 31, 2011, primarily due to increased foreign currency exchange losses.

Provision for Income Taxes

For the three months ended March 31, 2011, the provision for income taxes increased $10.3 million to $22.6 million, while income before provision for income taxes increased $23.3 million to $95.3 million. Our effective tax rate for the three months ended March 31, 2011 was approximately 24%, as compared to 17% for the comparable prior year period. The rate increase was primarily attributable to the current mix of earnings, resulting in a larger proportion of our income being taxed at higher tax rates.

Discontinued Operations and Noncontrolling Interests

Total income from discontinued operations, net of tax was $1.7 million and $8.4 million for the three months ended March 31, 2011 and 2010, respectively. For the quarter ended March 31, 2010, we incurred $24.2 million of costs related to the spin-off of B&W.

Net income attributable to noncontrolling interest decreased by $4.3 million to $4.0 million in the three months ended March 31, 2011, primarily due to a project-specific profit sharing arrangement on an installation project in the comparable prior period.

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

	March 31, 2011		December 31, 2010
	(Dollars in millions)
Asia Pacific	$1,949	41%	$2,176	43%
Atlantic	615	13%	315	6%
Middle East	2,200	46%	2,548	51%

Total Backlog	$4,764	100%	$5,039	100%

Of the March 31, 2011 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter
	(In millions)

Total Backlog	$2,537	$1,771	$456

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

The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At March 31, 2011, we were in compliance with our covenant requirements.

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

At March 31, 2011, there were no borrowings outstanding and letters of credit issued under the Credit Agreement totaled $270.1 million. At March 31, 2011, there was $629.9 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended March 31, 2011. Had there been borrowings, the applicable base interest rate would have been approximately 5.25% per annum. In addition, MII and its subsidiaries had $304.1 million in outstanding unsecured letters of credit at March 31, 2011.

Based on the credit ratings at March 31, 2011 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 3.00%, the applicable margin for base-rate loans was 2.00%, the letter of credit fee for financial letters of credit was 3.00%, the letter of credit fee for performance letters of credit was 1.50%, and the commitment fee for unused portions of the Credit Agreement was 0.50%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Construction Financing

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of six months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At March 31, 2011 and December 31, 2010, there were $15.2 million and $3.4 million, respectively, in borrowings outstanding under this agreement.

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“IRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $49.7 million onto our balance sheet at March 31, 2011, of which approximately $8.0 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies.

Other

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $145.1 million to $741.4 million at March 31, 2011 from $886.5 million at December 31, 2010, primarily due to purchases of property, plant and equipment, payments associated with employee benefits and purchases of available for sale securities.

At March 31, 2011, we had investments with a fair value of $325.8 million. Our investment portfolio consists primarily of investments in government and agency obligations and commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized loss on investments was $3.6 million and $4.3 million at March 31, 2011 and December 31, 2010, respectively. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper.

Our current assets, less current liabilities, excluding cash and cash equivalents and restricted cash increased by $249.0 million to $68.3 million at March 31, 2011 from a negative $180.7 million at December 31, 2010, primarily due to an increase in the net amount of contracts in progress and advanced billings.

Our net cash used in operations was $92.0 million in the three-month period ended March 31, 2011, compared to $38.7 million in the three-month period ended March 31, 2010. This increase was primarily attributable to changes in contracts in progress and advance billings.

Our net cash used in investing activities increased by $91.1 million to $112.1 million in the three months ended March 31, 2011 from $21.0 million in the three months ended March 31, 2010. This increase was primarily attributable to an increase in available for sale investments and increased capital expenditures.

Our net cash provided by financing activities was $9.7 million in the three months ended March 31, 2011 as compared to net cash used in financing activities of $1.0 million in the three months ended March 31, 2010, primarily attributable to the increased borrowings associated with the North Ocean 105 construction financing during the period.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on the recently adopted accounting standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 9 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

The following discussion updates the risk factor disclosure in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, other applicable worldwide anti-corruption laws or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the recently enacted U.K. Bribery Act, which is scheduled to become effective on July 1, 2011 and which is broader in scope than the FCPA, as it contains no facilitating payments exception. Additionally, in 1976 we entered into a consent decree with the U.S. Securities and Exchange Commission which forbids us, among other things, from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. We operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 consent decree, and although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws or of the 1976 consent decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our results of operations could be affected by natural disasters in locations in which we and our customers operate.

Our customers have operations in locations that are subject to natural disasters, such as flooding, hurricanes, tsunamis, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination of such disasters, such as the recent events experienced in Japan. The occurrence of any of these events and the impacts of such events could disrupt and adversely affect the operations of our customers and suppliers as well as our operations in the areas in which these types of events occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2011, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2011	—	$—	not applicable	not applicable
February 1 – February 28, 2011	—	—	not applicable	not applicable
March 1 – March 31, 2011	252,930	25.43	not applicable	not applicable

Total	252,930	$25.43	not applicable	not applicable

Item 5.	Other Information

Pending Retirement of Chief Operating Officer

On May 9, 2011, Mr. John T. Nesser, III, our Executive Vice President and Chief Operating Officer, informed McDermott that he intends to retire on July 29, 2011, consistent with his previously disclosed intention to retire by year-end 2011. Effective June 30, 2011, Mr. Nesser will remain Executive Vice President until his retirement date.

In connection with Mr. Nesser’s pending retirement, on May 10, 2011, one of McDermott’s subsidiaries entered into a Separation Agreement with Mr. Nesser. Under the terms of the Separation Agreement, Mr. Nesser will be entitled to receive the payments and benefits detailed in Section 1 of the Restructuring Transaction Retention Agreement entered into between Mr. Nesser and a subsidiary of McDermott in connection with the spin-off of The Babcock & Wilcox Company. These payments and benefits include: (1) a cash payment of two times the sum of Mr. Nesser’s annual base salary and target Executive Incentive Compensation Plan (“EICP”) award; (2) a prorated target EICP award; (3) a cash payment equal to two years of medical benefits; and (4) full vesting of Mr. Nesser’s outstanding equity awards granted in 2008 and 2009. In addition to those benefits, Mr. Nesser will be treated as if he had continued to be an employee of McDermott for purposes of the vesting of the 24,828 restricted stock units and options to purchase 36,818 shares of stock, which were granted to Mr. Nesser in 2010 and currently remain unvested, in accordance with the vesting schedule of those awards.

Additionally, under the Separation Agreement Mr. Nesser will provide general consulting and advisory services to McDermott for a period of six months following Mr. Nesser’s retirement. In consideration of those services, Mr. Nesser will receive $25,000 per month, as well as reimbursement of reasonable expenses incurred by Mr. Nesser in rendering those services. The terms and conditions of the consulting services may be amended and/or extended by written agreement of the parties.

Appointment of New Chief Operating Officer

On May 6, 2011, our Board of Directors appointed John T. McCormack, our current Senior Vice President, Operations, as Executive Vice President and Chief Operating Officer, effective June 30, 2011.

Mr. McCormack, age 64, has served as McDermott’s Senior Vice President, Operations, since July 2010. Previously, he served as: Senior Vice President, Operations of J. Ray McDermott, S.A. (“JRM”), a subsidiary of McDermott, from January 2006 to July 2010; Vice President of JRM from May 2004 to January 2006; and Vice President, Project Services of JRM from January 2003 to May 2004.

In connection with Mr. McCormack’s appointment, our Board of Directors approved new compensation arrangements for Mr. McCormack, including: (1) annual base salary of $500,000, effective June 30, 2011, (2) the increase of Mr. McCormack’s target EICP award, expressed as a percentage of Mr. McCormack’s actual base salary compensation earned during 2011, for use in connection with his EICP award for the year ending December 31, 2011, from 50% to 70%, effective and for the period beginning June 30, 2011, and (3) a grant of long-term incentives valued at $660,000, comprised of 50% performance shares, 25% restricted stock units, and 25% stock options, under the same terms and conditions as contained in the Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement, Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement and the Form of 2009 LTIP 2011 Stock Option Grant Agreement included as exhibits to our annual report on Form 10-K for the year ended December 31, 2010.

Certain of McDermott’s grant agreements provide that the withholding obligation of any applicable federal, state or other taxes that may be due on the vesting of those awards be satisfied by the grantee returning to us the number of such vested shares having a fair market value equal to the amount of such taxes. Accordingly, the withholding obligations relating to the federal, state or other taxes that may be due on the vesting of certain of Mr. McCormack’s equity awards shall be satisfied by Mr. McCormack returning to McDermott the number of vested shares having a fair market value equal to the amount of such taxes.

Item 6.	Exhibits

3. EXHIBITS

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.4*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.5	Separation Agreement, dated as of May 10, 2011, between McDermott, Inc. and John T. Nesser, III.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCDERMOTT INTERNATIONAL, INC.

By:	/S/ PERRY L. ELDERS
Perry L. Elders
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 10, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.4*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.5	Separation Agreement, dated as of May 10, 2011, between McDermott, Inc. and John T. Nesser, III.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document