Form 10-Q
period 2011-06-30
MCDERMOTT INTERNATIONAL INC
filed 2011-08-03
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding at July 25, 2011 was 234,714,743.

McDERMOTT INTERNATIONAL, INC.

INDEX - FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$849,801	$627,144	$1,749,041	$1,132,026

Costs and Expenses:
Cost of operations	703,805	475,839	1,451,030	855,045
Gain on asset disposals and impairments – net	(71)	(226)	(296)	(2,306)
Selling, general and administrative expenses	60,412	52,674	115,781	103,812

Total costs and expenses	764,146	528,287	1,566,515	956,551

Equity in Income (Loss) of Unconsolidated Affiliates	(1,876)	(715)	1,551	(4,146)

Operating Income	83,779	98,142	184,077	171,329

Other Income (Expense):
Interest income	292	335	741	825
Interest expense	(263)	(2,117)	(263)	(2,279)
Other income (expense) – net	1,255	722	(4,148)	(728)

Total other income (expense)	1,284	(1,060)	(3,670)	(2,182)

Income from continuing operations before provision for income taxes and noncontrolling interests	85,063	97,082	180,407	169,147

Provision for Income Taxes	17,237	12,905	39,816	25,144

Income from continuing operations before noncontrolling interests	67,826	84,177	140,591	144,003

Loss on disposal of discontinued operations	—	(66,218)	—	(90,420)
Income from discontinued operations, net of tax	3,610	63,561	5,272	96,142

Total income (loss) from discontinued operations, net of tax	3,610	(2,657)	5,272	5,722

Net Income	71,436	81,520	145,863	149,725

Less: Net Income Attributable to Noncontrolling Interests	4,108	5,486	8,115	13,750

Net Income Attributable to McDermott International, Inc.	$67,328	$76,034	$137,748	$135,975

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interests	0.27	0.34	0.57	0.56
Income (loss) from discontinued operations, net of tax	0.02	(0.01)	0.02	0.02
Net income attributable to McDermott International, Inc.	0.29	0.33	0.59	0.59
Diluted:
Income from continuing operations, less noncontrolling interests	0.27	0.34	0.56	0.56
Income (loss) from discontinued operations, net of tax	0.02	(0.01)	0.02	0.02
Net income attributable to McDermott International, Inc.	0.28	0.32	0.58	0.58
Shares used in the computation of earnings per share (Note 8):
Basic	234,573,031	231,847,145	234,207,053	231,335,723
Diluted	237,544,674	234,423,546	237,145,126	234,588,291

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Net Income	$71,436	$81,520	$145,863	$149,725

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs(1)	5,093	14,755	10,056	29,493
Unrealized gain on benefit plan revaluation	9,883	—	9,883	—
Unrealized gain (loss) on investments	(63)	150	636	1,065
Realized loss on investments	12	24	20	162
Translation adjustments	1,268	(11,154)	4,031	(7,655)
Unrealized gain (loss) on derivatives	3,311	(9,311)	11,378	(13,317)
Realized loss on derivatives	77	3,928	(146)	4,799

Other comprehensive income (loss), net of tax	19,581	(1,608)	35,858	14,547

Total Comprehensive Income	$91,017	$79,912	$181,721	$164,272

Less: Comprehensive Income Attributable to Noncontrolling Interests	4,499	5,461	9,625	13,741

Comprehensive Income Attributable to McDermott International, Inc.	$86,518	$74,451	$172,096	$150,531

(1)	Amortization of benefit plan costs for the three-month and six-month periods ended June 30, 2010 is shown net of tax of $8.1 million and $16.2 million, respectively.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$301,895	$403,463
Restricted cash and cash equivalents (Note 1)	157,911	197,861
Investments	173,469	209,463
Accounts receivable—trade, net (Note 1)	357,242	323,497
Accounts receivable—other	52,291	28,447
Contracts in progress	165,603	65,853
Deferred income taxes	20,170	10,323
Assets held for sale (Note 2)	13,875	10,161
Other current assets	42,889	36,570

Total Current Assets	1,285,345	1,285,638

Property, Plant and Equipment	1,863,865	1,720,040
Less accumulated depreciation	(842,930)	(804,471)

Net Property, Plant and Equipment	1,020,935	915,569

Assets Held for Sale (Note 2)	78,110	77,150

Investments	65,151	75,742

Goodwill	41,202	41,202

Investments in Unconsolidated Affiliates	46,524	45,016

Other Assets	170,030	158,371

Total Assets	$2,707,297	$2,598,688

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$7,357	$8,547
Accounts payable	280,450	252,974
Accrued liabilities	287,983	286,831
Advance billings on contracts	92,422	250,053
Deferred income taxes	3,479	12,849
Income taxes payable	56,591	32,851
Liabilities associated with assets held for sale (Note 2)	22,912	20,902

Total Current Liabilities	751,194	865,007

Long-Term Debt	74,505	46,748

Self-Insurance	37,590	35,655

Pension Liability	44,495	52,831

Other Liabilities	102,445	86,180

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 242,152,460 and 240,791,473 shares at June 30, 2011 and December 31, 2010, respectively	242,152	240,791
Capital in excess of par value	1,368,570	1,357,316
Retained earnings	238,121	100,373
Treasury stock, at cost, 7,185,432 and 6,906,262 shares at June 30, 2011 and December 31, 2010, respectively	(92,770)	(85,735)
Accumulated other comprehensive loss	(129,369)	(163,717)

Stockholders’ Equity—McDermott International, Inc.	1,626,704	1,449,028
Noncontrolling Interests	70,364	63,239

Total Equity	1,697,068	1,512,267

Total Liabilities and Equity	$2,707,297	$2,598,688

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$145,863	$149,725
Less: Income from discontinued operations, net of tax	5,272	5,722

Income from continuing operations	$140,591	$144,003
Non-cash items included in net income:
Depreciation and amortization	40,099	37,823
Equity in (income) loss of unconsolidated affiliates	(1,551)	4,146
Gain on asset disposals and impairments—net	(296)	(2,306)
Provision (benefit) from deferred taxes	(11,648)	29,667
Pension costs	11,588	13,301
Other non-cash items	10,369	26,379
Changes in assets and liabilities:
Accounts receivable	(54,481)	69,764
Net contracts in progress and advance billings on contracts	(257,381)	88,602
Accounts payable	27,589	(25,870)
Accrued and other current liabilities	40,505	9,265
Pension liability and accrued postretirement and employee benefits	(42,067)	(146,916)
Other	24,907	(108,250)

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	(71,776)	139,608

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(141,682)	(97,616)
(Increase) decrease in restricted cash and cash equivalents	39,950	(76,504)
Net decrease in available-for-sale securities	47,434	60,671
Other investing activities, net	303	2,985

Net Cash Used In Investing Activities—Continuing Operations	(53,995)	(110,464)

Cash Flows From Financing Activities:
Payment of debt	(4,288)	(4,317)
Debt issuance costs	(261)	(12,851)
Increase in debt	30,745	—
Dividend received from B&W	—	100,000
Other financing activities, net	(2,100)	290

Net Cash Provided By Financing Activities—Continuing Operations	24,096	83,122

Effects of exchange rate changes on cash and cash equivalents	107	20

Net increase (decrease) in cash and cash equivalents	(101,568)	112,286

Cash and cash equivalents at beginning of period	403,463	428,298

Cash and cash equivalents at end of period—Continuing Operations	$301,895	$540,584

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$25,534	$33,037

Cash Flows From Discontinued Operations:
Net Cash Provided By (Used In) Operating Activities	$604	$(68,030)
Net Cash Used In Investing Activities	—	(62,126)
Net Cash Used In Financing Activities	—	(102,094)
Effects of exchange rate changes on cash	(62)	(1,752)

Net increase (decrease) in cash and cash equivalents	542	(234,002)
Cash and cash equivalents at beginning of period	1,426	470,972

Cash and cash equivalents at end of period—Discontinued Operations	$1,968	$236,970

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100
Net income	—	—	—	135,975	—		135,975	13,750	149,725
Other comprehensive income, net of tax	—	—	—	—	—	14,556	14,556	(9)	14,547
Exercise of stock options	323,619	324	669	—	(650)	—	343	—	343
Excess tax benefits on stock options	—	—	2,127	—	—	—	2,127	—	2,127
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Share vesting	1,738,734	1,739	(1,739)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(13,264)	—	(13,264)	—	(13,264)
Stock-based compensation charges, net of tax	—	—	35,091	—	—	—	35,091	—	35,091
Distributions to noncontrolling interests and other	—	—	—	—	—	—	—	7	7
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	2,682	2,682

Balance June 30, 2010	239,263,779	$239,264	$1,343,787	$1,087,622	$(83,284)	$(598,441)	$1,988,948	$42,333	$2,031,281

Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Net income	—	—	—	137,748	—	—	137,748	8,115	145,863
Other comprehensive income, net of tax	—	—	—	—	—	34,348	34,348	1,510	35,858
Exercise of stock options	399,239	399	1,692	—	—	—	2,091	—	2,091
Share vesting	961,748	962	(962)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(7,035)	—	(7,035)	—	(7,035)
Stock-based compensation charges	—	—	10,524	—	—	—	10,524	—	10,524
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,500)	(2,500)

Balance June 30, 2011	242,152,460	$242,152	$1,368,570	$238,121	$(92,770)	$(129,369)	$1,626,704	$70,364	$1,697,068

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national and major oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. In these notes to our condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

We have presented our unaudited condensed consolidated financial statements in U.S. Dollars, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the accompanying notes in our annual report on Form 10-K for the year ended December 31, 2010.

We have included all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. These unaudited condensed consolidated financial statements include the accounts of McDermott International, Inc., its consolidated subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures,” or “unconsolidated affiliates.” We have eliminated intercompany transactions and accounts.

On July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent publicly traded company named The Babcock & Wilcox Company (“B&W”). Additionally, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited. The condensed consolidated balance sheets reflect the charter fleet business as held for sale. The condensed consolidated statements of income and the condensed consolidated statements of cash flows reflect the historical operations of B&W for 2010 and the charter fleet business for all periods presented as discontinued operations. The 2010 condensed consolidated statement of equity and the condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2010 contain amounts attributable to the spun-off B&W operations. We have presented the notes to our condensed consolidated financial statements on the basis of continuing operations.

Business Segments

See Note 7 for summarized financial information on our segments. We have the following reporting segments:

•	Asia Pacific

•	Atlantic

•	Middle East

•	Corporate

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include revenues and related costs recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts, billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the percentage-of-completion in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross profit when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred as deferred profit recognition contracts. We currently have one active contract being accounted for under our deferred profit recognition policy.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We did not enter into any significant contracts that we have accounted for under the completed contract method during the quarters ended June 30, 2011 and June 30, 2010.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work, to the extent of costs incurred, in contract revenues when we believe collection is probable. For all contracts, if a current estimate of total contract costs indicates a loss, the projected loss is recognized in full when determined.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations.

Impairment Review

We review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review, which is performed as of December 31, involves comparing the fair value of each applicable operating segment with its net book value and, therefore, is significantly impacted by estimates and judgments.

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

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in some significant litigation and other proceedings, as discussed in Note 9. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At June 30, 2011, we had restricted cash and cash equivalents of $158.9 million in the aggregate, of which $157.7 million was held in restricted foreign-entity accounts, $0.2 million was held to meet reinsurance reserve requirements of our captive insurance subsidiary and $1.0 million was classified as non-current and is included in other assets in the accompanying condensed consolidated balance sheet. As further discussed in Note 10, subsequent to the quarter ended June 30, 2011, we restructured certain consolidated subsidiaries, which account for approximately $147.0 million of our restricted cash balance at June 30, 2011, resulting in the removal of the restrictions on the available funds. As a result, we expect to reclassify the $147.0 million to cash and cash equivalents in the quarter ending September 30, 2011.

Investments

At June 30, 2011, we had investments with a fair value of $238.6 million. For the six-month period ended June 30, 2011, we had $424.4 million and $377.0 million of sales and maturities and purchases, respectively. Our investment portfolio consists primarily of investments in government and agency obligations and commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $3.7 million and $4.3 million at June 30, 2011 and December 31, 2010, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at June 30, 2011.

Accounts Receivable – Trade, Net

A summary of contract receivables is as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$227,816	$191,216
Completed contracts	121,787	85,587
Retainages	38,286	63,558
Unbilled	250	12,697
Less allowances	(30,897)	(29,561)

Accounts receivable—trade, net	$357,242	$323,497

We expect to invoice our unbilled receivables after contractually specified milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$38,286	$63,558
Retainages expected to be collected after one year	95,305	83,143

Total retainages	$133,591	$146,701

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(2,857)	$(6,888)
Net loss on investments	(3,674)	(4,330)
Net gain (loss) on derivative financial instruments	8,867	(855)
Unrecognized losses on benefit obligations	(131,705)	(151,644)

Accumulated other comprehensive loss	$(129,369)	$(163,717)

Recently Adopted Accounting Standards

In June 2011, the FASB issued an update to the topic Comprehensive Income. This update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires those components to instead be presented as one continuous statement with the statement of operations or as a separate, consecutive financial statement. The update is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued a revision to the topic Fair Value Measurements and Disclosures. This revision sets forth new rules on providing enhanced information for Level 3 measurements. We adopted the disclosure provisions required by this revision on January 1, 2011, for both interim and annual disclosures, which did not have a material impact on our condensed consolidated financial statements.

We do not expect other recently issued standards and updates to have a material impact on our condensed consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

The following discussion provides information pertaining to our significant discontinued operations.

Charter Fleet Business

In conjunction with classifying the charter fleet business as a discontinued operation during the quarter ended September 30, 2010, we recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value, based on the estimated fair value of consideration expected from the sale and estimated selling costs.

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Revenues	$11,062	$17,921	$20,566	$32,582

Income before provision for income taxes	2,330	3,261	4,741	6,404

Provision for income taxes	720	415	1,469	1,519

Income from discontinued operations, net of tax	$1,610	$2,846	$3,272	$4,885

The following table presents the carrying values of the major classes of assets and liabilities held for sale that are included in our unaudited condensed consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Cash	$1,968	$1,426
Accounts receivable – net	8,357	5,253
Other assets	3,550	3,482

Total current assets held for sale	13,875	10,161

Property, plant and equipment – net	69,401	68,595
Other assets	8,709	8,555

Total long-term assets held for sale	78,110	77,150

Total assets held for sale	$91,985	$87,311

Accounts payable and accrued liabilities	$8,372	$8,748
Other liabilities	14,540	12,154

Total liabilities associated with assets held for sale	$22,912	$20,902

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

Financial Information

The following table presents selected financial information regarding the results of operations of our former B&W business for the three-month and six-month periods ended June 30, 2010. Loss on disposal of discontinued operations represents costs incurred in connection with the B&W spin-off.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Unaudited) (In thousands)
Revenues	$688,496	$1,350,884

Loss on disposal of discontinued operations	(66,218)	(90,420)
Income before provision for income taxes	81,267	118,138

	15,049	27,718

Provision for income taxes	20,552	26,881

Income (loss) from discontinued operations, net of tax	$(5,503)	$837

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

During the quarter ended June 30, 2011, we changed the investment strategy of the McDermott Plan to approximately 85% fixed income and approximately 15% equities, which caused us to remeasure the plan’s assets and benefit obligations. In connection with the investment strategy change, we increased the expected rate of return on plan assets assumption to 6.50%, as compared to 5.75% at December 31, 2010, which is consistent with the long-term asset returns expected from the portfolio after the investment strategy change. Additionally, the discount rate assumption increased to 5.40%, as compared to 5.30% at December 31, 2010.

Net periodic benefit cost for the Domestic Plan and the TCN Plan includes the following components:

	Domestic Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Service cost	$—	$180	$—	$348
Interest cost	7,155	10,142	14,230	19,643
Expected return on plan assets	(7,550)	(10,205)	(14,075)	(19,765)
Recognized net actuarial loss and other	4,482	5,500	8,730	10,653
Curtailments	(8)	—	(8)	—

Net periodic benefit cost	$4,079	$5,617	$8,877	$10,879

	TCN Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Service cost	$686	$576	$1,371	$1,152
Interest cost	595	546	1,190	1,092
Expected return on plan assets	(613)	(457)	(1,226)	(914)
Amortization of prior service cost	4	546	8	1,092
Recognized net actuarial loss	684	—	1,368	—

Net periodic benefit cost	$1,356	$1,211	$2,711	$2,422

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either (1) deferred as a component of accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings or (2) offset against the change in fair value of the hedged firm commitment through earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of other income (expense)—net in our condensed consolidated statements of income. At June 30, 2011, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At June 30, 2011, we had deferred approximately $8.9 million of net gains on these derivative financial instruments in AOCI, and we expect to reclassify the net gains on the derivative financial instruments in the periods that we reclassify the net losses on the forecasted transactions. We expect to reclassify approximately $3.7 million of the net deferred gains out of AOCI over the next 12 months.

At June 30, 2011, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $383.3 million at June 30, 2011, with maturities extending to December 2013. These instruments consist of contracts to purchase or sell foreign-denominated currencies. The fair value of these contracts was in a net asset position totaling $1.5 million at June 30, 2011. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable–other	$15,922	$6,066
Other assets	2,014	3,225

Total asset derivatives	$17,936	$9,291

Accounts payable	$8,684	$2,207
Other liabilities	7,792	5,733

Total liability derivatives	$16,476	$7,940

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income (loss)	$3,311	$(7,318)	$11,378	$(12,271)

Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$93	$2,625	$(42)	$2,887

Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Other income (expense) – net	$147	$(1,717)	$(1,823)	$(4,066)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value:

	6/30/11	Level 1	Level 2	Level 3
	(Unaudited) (In thousands)
Mutual funds(1)	$2,081	$—	$2,081	$—
Commercial paper	142,862	—	142,862	—
U.S. Government and agency securities(2)	84,242	78,494	5,748	—
Asset-backed securities and collateralized mortgage obligations(3)	9,435	—	2,363	7,072

Total	$238,620	$78,494	$153,054	$7,072

	12/31/10	Level 1	Level 2	Level 3
	(Unaudited) (In thousands)
Mutual funds	$2,007	$—	$2,007	$—
U.S. Government and agency securities	269,161	269,161	—	—
Asset-backed securities and collateralized mortgage obligations	9,869	—	2,497	7,372
Corporate notes and bonds	4,168	—	4,168	—

Total	$285,205	$269,161	$8,672	$7,372

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Investments in U.S. Treasury securities with maturities of two years or less.
(3)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Balance at beginning of period	$7,503	$7,723	$7,372	$7,494
Total realized and unrealized gains (losses)	(39)	397	465	1,277
Purchases, issuances and settlements	—	—	—	(111)
Principal repayments	(392)	(465)	(765)	(1,005)

Balance at end of period	$7,072	$7,655	$7,072	$7,655

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

Other Financial Instruments

The estimated fair values of our other financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Debt	$81,862	$82,283	$55,295	$56,180
Forward contracts, net	$1,460	$1,460	$1,352	$1,352

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents. The carrying amounts that we have reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair values.

Current and long-term restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying unaudited condensed consolidated balance sheets for restricted cash and cash equivalents approximate their fair values.

Short-term and long-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

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

Total stock-based compensation expense, net recognized for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	2011	2010(1)	2011	2010(1)
	(Unaudited) (In thousands)
Stock Options	$1,062	$439	$1,870	$745
Restricted Stock and Restricted Stock Units	3,466	1,811	8,151	3,632
Performance Shares and Deferred Stock Units	381	859	503	1,842

Total	$4,909	$3,109	$10,524	$6,219

(1)	Unrealized tax benefits for the three-month and six-month periods ended June 30, 2010 was $1.2 million and $2.6 million, respectively.

NOTE 7 – SEGMENT REPORTING

We report our financial results under four reporting segments, consisting of Asia Pacific, Atlantic, Middle East and Corporate. Our Corporate segment primarily reflects corporate personnel and activities, incentive compensation programs and other costs. Costs incurred in our Corporate segment are generally fully allocated to our other segments. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Revenues:
Asia Pacific	$547,833	$224,078	$1,022,646	$444,944
Atlantic	52,552	48,328	92,446	102,594
Middle East	249,416	354,738	633,949	584,488

Total revenues	$849,801	$627,144	$1,749,041	$1,132,026

Segment revenues include the following intersegment transfers and eliminations:
Atlantic	$217	$5,234	$297	$9,042
Middle East	—	330	—	330
Eliminations	(217)	(5,564)	(297)	(9,372)

Total adjustments and eliminations	$—	$—	$—	$—

Operating income:
Asia Pacific	$58,511	$30,484	$97,390	$75,105
Atlantic	(16,607)	(23,369)	(34,244)	(26,716)
Middle East	41,875	91,027	120,931	122,940

Total operating income	$83,779	$98,142	$184,077	$171,329

Capital expenditures:
Asia Pacific	$11,431	$701	$38,417	$7,184
Atlantic	54,148	22,338	82,900	32,681
Middle East	5,781	22,016	13,492	51,593
Corporate	6,336	4,149	6,873	6,158

Total capital expenditures(1)	$77,696	$49,204	$141,682	$97,616

Depreciation and amortization:
Asia Pacific	$6,616	$3,698	$12,352	$9,083
Atlantic	3,448	4,658	7,241	9,747
Middle East	6,566	6,503	13,929	11,404
Corporate	2,944	4,177	6,577	7,589

Total depreciation and amortization	$19,574	$19,036	$40,099	$37,823

(1)	Total capital expenditures excludes $6.9 million and $10.5 million in accrued capital expenditures for the six months ended June 30, 2011 and 2010, respectively.

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$838,350	$564,403
Atlantic	362,076	265,607
Middle East	854,925	1,302,398
Corporate	559,961	378,969

Total continuing operations	2,615,312	2,511,377

Total discontinued operations	91,985	87,311

Total assets	$2,707,297	$2,598,688

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:
Income from continuing operations less noncontrolling interests	$63,718	$78,691	$132,476	$130,253
Income (loss) from discontinued operations, net of tax	3,610	(2,657)	5,272	5,722

Net income attributable to McDermott International, Inc.	$67,328	$76,034	$137,748	$135,975

Weighted average common shares	234,573,031	231,847,145	234,207,053	231,335,723

Income from continuing operations less noncontrolling interests	0.27	0.34	0.57	0.56
Income (loss) from discontinued operations, net of tax	0.02	(0.01)	0.02	0.02
Net income attributable to McDermott International, Inc.	0.29	0.33	0.59	0.59
Diluted:
Income from continuing operations less noncontrolling interests	$63,718	$78,691	$132,476	$130,253
Income (loss) from discontinued operations, net of tax	3,610	(2,657)	5,272	5,722

Net income attributable to McDermott International, Inc.	$67,328	$76,034	$137,748	$135,975

Weighted average common shares (basic)	234,573,031	231,847,145	234,207,053	231,335,723
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	2,971,643	2,576,401	2,938,073	3,252,568

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	237,544,674	234,423,546	237,145,126	234,588,291

Income from continuing operations less noncontrolling interests	0.27	0.34	0.56	0.56
Income (loss) from discontinued operations, net of tax	0.02	(0.01)	0.02	0.02
Net income attributable to McDermott International, Inc.	0.28	0.32	0.58	0.58

(1)

Approximately 422,000 and 417,000 shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three-month and six-month periods ended June 30, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The following discussion updates Note 14 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 9 – Commitments and Contingencies in our Form 10-Q for the quarter ended March 31, 2011.

A lawsuit entitled Coto v. J. Ray McDermott, S.A., et al., was filed in Civil District Court for the Parish of Orleans, Louisiana in November 1995. The lawsuit arose out of the sinking of the DLB-269 off the coast of Mexico on October 15, 1995. At the time trial began in 2005, 13 plaintiffs had claims pending, primarily for post traumatic stress disorder allegedly suffered as a result of the incident. Settlement agreements have been executed with each of the 13 claimants, and accordingly the case is now concluded.

On April 9, 2009, two of our subsidiaries, McDermott Gulf Operating Company (“MGOC”) and J. Ray McDermott Canada, Ltd., through its registered business name, Secunda Marine Services (“Secunda”), filed a lawsuit in the Supreme Court of Nova Scotia against Oceanografia Sociedad Anonima de Capital Variable (“OSA”) and Con-Dive, LLC for damages, including unpaid charter hire for the charter of the vessel Bold Endurance. On April 13, 2009, as security for the unpaid charter hire, MGOC filed suit and obtained seizure orders for a saturation dive system aboard the Bold Endurance in the United States District Court for the Southern District of Alabama in a matter entitled McDermott Gulf Operating Company, et al. v. Con-Dive, LLC et al. The seizure was vacated on equitable grounds by court order dated May 29, 2009. MGOC and Secunda appealed the decision to the United States Court of Appeals for the Eleventh Circuit, which affirmed the order to vacate. On April 13, 2010, OSA filed a lawsuit entitled Oceanografia S.A. de C.V. v. McDermott Gulf Operating Company, Inc. and Secunda Marine Services, Inc. in the United States District Court for the Southern District of Alabama, alleging wrongful arrest, wrongful attachment and conversion of the saturation-diving system (the “Alabama Proceeding”). In its complaint, OSA claimed damages for loss of revenue in excess of $10 million and physical damage to the equipment and requested punitive damages, attorneys’ fees and costs. Recently, OSA has asserted damages are in excess of $25 million. Discovery is ongoing and a trial date has been set for February 2012 in the Alabama Proceeding. We have not accrued any amounts related to this litigation. Although there is a possibility of an adverse judgment in the Alabama Proceeding, the amount or potential range of loss is not estimable at this time. McDermott contests the validity of Plaintiff’s claims as well as its alleged damages, which to date, remain unsubstantiated. We intend to vigorously defend the claims in the Alabama Proceeding and to continue to pursue payment of the charter hire in the Supreme Court of Nova Scotia.

The following discussion presents the remaining pending litigation contained in Note 14 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 9 – Commitments and Contingencies in our Form 10-Q for the quarter ended March 31, 2011, for which there have been no material developments.

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al. v. J. Ray McDermott, Inc. et al., was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving Babcock & Wilcox Power Generation Group, Inc., a subsidiary of B&W (“B&W PGG”). Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the court on January 3, 2005. We do not believe an adverse judgment or material losses in this matter are probable, and, accordingly, we have not accrued any amounts relating to this contingency. Although there is a possibility of an adverse judgment, the amount or potential range of loss is not estimable at this time. The insurer-plaintiffs in this matter commenced this proceeding in a purported attempt to obtain a determination of insurance coverage obligations for occupational exposure and/or environmental matters for which the Company has given notice that it could potentially seek coverage. Because estimating losses would require, for every matter, known and unknown, on a case by case basis, anticipating what impact on coverage a judgment would have and a determination of an otherwise expected insured value, damages cannot be reasonably estimated.

In a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, approximately 88 plaintiffs filed suit against approximately 215 defendants, including JRMI and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours, generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. On January 10, 2007, the District Court dismissed the plaintiffs’ claims, without prejudice to their right to refile their claims. On January 29, 2007, in a matter entitled Boudreaux, et al. v. McDermott, Inc., et al., originally filed in the United States District Court for the Southern District of Texas, 21 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. Boudreaux was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007. The District Court entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, in a matter entitled Antoine, et al. v. McDermott, Inc., et al., filed in the 164th Judicial District Court for Harris County, Texas, 43 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in this matter other than service of process and answer/appearance dates until further order of the Court. The Antoine plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. The plaintiffs seek monetary damages in an unspecified amount in both cases and attorneys’ fees in the new Antoine case.

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

At June 30, 2011 we had total environmental reserves of $0.9 million, of which $0.4 million was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

During the quarter ended June 30, 2011, we recovered $2.0 million of environmental reserves associated with the April 2006 sale of our former Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”). TNG was reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2006, and accordingly, the recovery of this reserve is included in income from discontinued operations, net of tax for the three-month and six-month periods ended June 30, 2011.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $42 million, of which approximately $5 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from July 2009 to August 2011. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us.

Other

MII, B&W PGG and McDermott Holdings, Inc., which in connection with the spin-off of B&W was renamed Babcock & Wilcox Holdings, Inc. and merged with B&W, have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of June 30, 2011, bonds issued under such arrangements totaled $82.3 million. Pursuant to the master separation agreement entered into between us and B&W in connection with the spin-off, B&W has agreed to indemnify us with respect to any losses we may incur in connection with these surety bonds.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to June 30, 2011, we restructured certain consolidated subsidiaries for which we had classified approximately $147.0 million of restricted cash and cash equivalents as of June 30, 2011. As a result of the restructuring, we removed the restrictions on the available funds and expect to reclassify $147.0 million of restricted cash to cash and cash equivalents in the quarter ending September 30, 2011.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and execution;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	our ability to perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;

•	social, political and economic situations in foreign countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several B&W subsidiaries.

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

Tax Sharing Agreement

A subsidiary of MII and a subsidiary of B&W entered into an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution to MII. Under the terms of the tax sharing agreement, B&W is generally responsible for any taxes imposed on MII or B&W in the event that certain transactions related to the spin-off fail to qualify for tax-free treatment. However, if these transactions fail to qualify for tax-free treatment because of actions or failures to act by MII or its subsidiaries, a subsidiary of MII would be responsible for all such taxes. B&W is also entitled to the historical tax benefits generated by MII’s U.S. operations, and these amounts are shown in income (loss) from discontinued operations, net of tax in our unaudited condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010.

Transition Services Agreements

Under the transition services agreements, MII and B&W are providing each other certain transition services on an interim basis. Such services currently being provided include human resources, legal, information technology and tax services. In consideration for such services, MII and B&W each pay fees to the other for the services provided, and those fees are generally in amounts intended to allow the party providing the services to recover its direct and indirect costs incurred in providing those services. The transition services agreements contain customary mutual indemnification provisions.

Our results of operations for the periods presented in this report reflect the operations of B&W and the charter fleet business as discontinued operations. The discussion in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented on the basis of continuing operations.

Accounting for Contracts

We execute our contracts through a variety of methods, primarily fixed-price, and also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. Contracts are usually awarded through a competitive bid process, primarily based on price. However, other factors that customers may consider include facility or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our condensed consolidated financial statements refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2010. See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on recently adopted accounting standards.

Business Segments and Results of Operations

Business Segments

We report our financial results under four reporting segments, consisting of Asia Pacific, Atlantic, Middle East and Corporate. Our Corporate segment primarily reflects corporate personnel and activities, incentive compensation programs and other costs. Costs incurred in our Corporate segment are generally fully allocated to our other segments. The following is a discussion of our Asia Pacific, Atlantic and Middle East segments.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of national and major oil and gas companies primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we are developing a fabrication facility located in China.

Atlantic Segment

Through our Atlantic segment, we serve the needs of national and major oil and gas companies, primarily in the United States, Mexico, Canada, Trinidad, Brazil, West Africa and the North Sea. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of national and major oil and gas companies primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia and Turkmenistan. Project focus in this segment relates primarily to the fabrication and installation of bottom-founded production platforms and the installation of related subsea pipelines in shallow water. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E. and Chennai, India offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Asia Pacific	$547,833	$224,078	$1,022,646	$444,944
Atlantic	52,552	48,328	92,446	102,594
Middle East	249,416	354,738	633,949	584,488

Total revenues	$849,801	$627,144	$1,749,041	$1,132,026

Operating income (loss):
Asia Pacific	$58,511	$30,484	$97,390	$75,105
Atlantic	(16,607)	(23,369)	(34,244)	(26,716)
Middle East	41,875	91,027	120,931	122,940

Total operating income	$83,779	$98,142	$184,077	$171,329

Other income (expense):
Interest income	$292	$335	$741	$825
Interest expense	(263)	(2,117)	(263)	(2,279)
Other income (expense) – net	1,255	722	(4,148)	(728)

Total other income (expense)	$1,284	$(1,060)	$(3,670)	$(2,182)

Provision for Income Taxes	$17,237	$12,905	$39,816	$25,144

Total income (loss) from discontinued operations, net of tax	$3,610	$(2,657)	$5,272	$5,722

Net Income Attributable to Noncontrolling Interests	$4,108	$5,486	$8,115	$13,750

Three months ended June 30, 2011 vs. 2010

Revenues

Revenues increased approximately 36%, or $222.7 million, to $849.8 million in the three months ended June 30, 2011 compared to $627.1 million for the corresponding 2010 period. The revenue growth was primarily attributable to the Asia Pacific segment, which increased $323.7 million to $547.8 million in the three months ended June 30, 2011, compared to $224.1 million in the three months ended June 30, 2010, influenced by the expanded scope on one of our EPCI projects as well as increased marine activity on other projects. Revenues in our Atlantic segment also increased approximately nine percent, or $4.2 million, to $52.5 million, influenced by increased fabrication activities in the three-month period ended June 30, 2011. Revenue improvements were partially offset by a decline in our Middle East segment where revenues decreased approximately 30%, or $105.3 million, to $249.4 million, driven largely by reduced marine activity on certain projects in Saudi Arabia. The marine activity on these projects was ongoing during the 2010 quarter, resulting in higher revenues, but was complete prior to the 2011 quarter.

Operating Income

Operating income decreased $14.3 million from $98.1 million in the quarter ended June 30, 2010 to $83.8 million in the quarter ended June 30, 2011, driven principally by the Middle East segment. Operating income in the Middle East segment declined $49.1 million to $41.9 million in the three months ended June 30, 2011, influenced by reduced marine activity and the substantial completion of several higher margin projects in Saudi Arabia for which the marine activities were ongoing during the 2010 quarter but were complete prior to the 2011 quarter.

The operating income decline reported in the Middle East segment was moderated by our Asia Pacific segment, which reported an increase in operating income of approximately $28 million to $58.5 million in the three months ended June 30, 2011, influenced by expanded scope on one of our EPCI projects as well as increased marine activity on other projects. The Atlantic segment reported an operating loss of $16.6 million for the quarter ended June 30, 2011, an improvement of $6.8 million compared to the 2010 period, in part, due to the direct impact of certain cost reduction efforts, which have been undertaken.

Other Items in Operating Income

Selling, general and administrative expenses increased $7.7 million to $60.4 million in the three months ended June 30, 2011 as compared to $52.7 million in the three months ended June 30, 2010. The increase was primarily due to increased bidding and proposal-related costs and, to a lesser extent, severance expense associated with cost reduction efforts related to the Atlantic segment operations during the quarter ended June 30, 2011.

Equity in income (loss) of unconsolidated affiliates changed $1.2 million to a loss of $1.9 million in the quarter ended June 30, 2011 as compared to a $0.7 million loss in the quarter ended June 30, 2010, primarily attributable to increased equity losses from our FloaTEC and Qingdao joint ventures.

Other Items

Interest income was $0.3 million for the three months ended June 30, 2011 and June 30, 2010.

Interest expense decreased $1.8 million to $0.3 million in the three months ended June 30, 2011, primarily as a result of the write-off in the 2010 period of unamortized debt issuance costs associated with the replacement of our previous credit facility, partially offset by decreased capitalized interest.

Other income (expense) – net increased by $0.5 million to income of $1.2 million in the three months ended June 30, 2011, driven principally by gains recognized on our derivative financial instruments during the quarter ended June 30, 2011 as compared to losses incurred in the prior-year quarter.

Provision for Income Taxes

For the three months ended June 30, 2011, the provision for income taxes increased $4.3 million to $17.2 million, while income before provision for income taxes decreased $12.0 million to $85.1 million. The income tax increase was primarily attributable to a change in mix of earnings across jurisdictions. For the quarter ended June 30, 2011, more than two-thirds of our income before provision for income taxes was taxed at average rates of approximately 23%, resulting in an effective tax rate for the three months ended June 30, 2011 of approximately 20%, as compared to 13% for the prior-year period.

Discontinued Operations and Noncontrolling Interests

Total income (loss) from discontinued operations, net of tax was income of $3.6 million for the three months ended June 30, 2011 and a loss of $2.7 million for the three months ended June 30, 2010. Included in the three months ended June 30, 2011 amounts are a $2.0 million gain associated with the recovery of an environmental reserve from our TNG sale which was completed in 2006 and the results of our charter fleet operations. Included in the quarter ended June 30, 2010 amounts are $66.2 million of costs related to the spin-off of B&W and the results of the B&W business.

Net income attributable to noncontrolling interests decreased by $1.4 million to $4.1 million in the three months ended June 30, 2011, primarily due to reduced activity and lower net income at our joint ventures.

Six months ended June 30, 2011 vs. 2010

Revenues

Revenues increased approximately 55%, or $617.0 million, to $1,749.0 million in the six months ended June 30, 2011 compared to $1,132.0 million for the corresponding 2010 period. The revenue growth was attributable to the Asia Pacific and Middle East segments. Revenues in our Asia Pacific segment increased $577.7 million to $1,022.6 million in the six months ended June 30, 2011 compared to $444.9 million in the six months ended June 30, 2010, influenced by the expanded scope on one of our EPCI projects as well as increased marine activity on other projects. In addition, revenues in the Middle East segment improved by $49.5 million to $633.9 million in the six months ended June 30, 2011 as compared to the prior-year period, influenced by the initiation of marine installation programs on several projects in Saudi Arabia and India, and, to a lesser extent, an overall increase in engineering activities. The revenue improvements in our Asia Pacific and Middle East segments were partially offset by a $10.1 million revenue decline in our Atlantic segment for the six months ended June 30, 2011, largely as a result of reduced marine asset utilization, driven principally by lower marine activity levels in the U.S. Gulf of Mexico, partially offset by increased fabrication activities.

Operating Income

Operating income increased $12.8 million from $171.3 million in the six months ended June 30, 2010 to $184.1 million in the six months ended June 30, 2011, attributable to our Asia Pacific segment, which benefited from the expanded scope on one of our EPCI projects as well as increased marine activity on other projects. Conversely, we experienced increased operating losses in the Atlantic segment and a decline in operating income in the Middle East segment. The decline in our Atlantic segment was caused primarily by lower marine asset utilization. The operating income decline in the Middle East segment was primarily attributable to the recognition of less income from change orders, close-outs and settlements in the first half of 2011 as compared to the 2010 period. Operating income is frequently influenced by the finalization of change orders, project close-outs and settlements, which can cause operating margins to improve during the period in which these items are approved or resolved as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers, and therefore, is difficult to predict.

During the quarter ended September 30, 2010, our Atlantic segment began accounting for one project under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This project, which was awarded to one of our joint ventures, is in the early stages of activity. The Atlantic segment backlog includes a subcontract from our joint venture of approximately $151 million relating to this project, and revenues on this project totaled $10.5 million and $18.4 million for the three-months and six-months ended June 30, 2011.

Other Items in Operating Income

Selling, general and administrative expenses increased $12.0 million to $115.8 million in the six months ended June 30, 2011 as compared to $103.8 million in the six months ended June 30, 2010. The increase was primarily due to increased expenses related to bidding and proposal-related costs during the first half of 2011 as compared to the prior-year period.

Equity in income (loss) of unconsolidated affiliates increased $5.7 million to $1.6 million of income in the six months ended June 30, 2011 as compared to a $4.1 million loss in the six months ended June 30, 2010, primarily attributable to fee income recognized at one of our joint ventures during the first half of 2011. Our six months ended June 30, 2010 results also included an asset impairment at our FloaTEC joint venture.

Other Items

Interest income was $0.7 million and $0.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

Interest expense decreased $2.0 million to $0.3 million in the six months ended June 30, 2011, primarily as a result of the write-off in the 2010 period of unamortized debt issuance costs associated with the replacement of our previous credit facility, partially offset by decreased capitalized interest.

Other expense – net increased by $3.4 million to expense of $4.1 million in the six months ended June 30, 2011, primarily due to foreign currency exchange losses in the 2011 period, partially offset by reduced losses recognized on our derivative financial instruments.

Provision for Income Taxes

For the six months ended June 30, 2011, the provision for income taxes increased $14.7 million to $39.8 million, while income before provision for income taxes increased $11.3 million to $180.4 million. Our effective tax rate for the first half of 2011 was approximately 22%, as compared to 15% for the first half of 2010. The rate increase was primarily attributable to a change in the mix of earnings across jurisdictions, resulting in a larger proportion of our income being taxed at higher tax rates.

Discontinued Operations and Noncontrolling Interests

Total income (loss) from discontinued operations, net of tax was $5.3 million and $5.7 million for the six months ended June 30, 2011 and 2010, respectively. Included in the six months ended June 30, 2011 amounts are a $2.0 million gain associated with the recovery of an environmental reserve from our TNG sale and the results of our charter fleet operations. Included in the six months ended June 30, 2010 amounts are $90.4 million of costs related to the spin-off of B&W and the results of the B&W business.

Net income attributable to noncontrolling interests decreased by $5.6 million to $8.1 million in the six months ended June 30, 2011, primarily due to reduced activity and lower net income at our joint ventures during the current year period, including a project-specific profit sharing arrangement on an installation project in the comparable prior year period.

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

	June 30, 2011		December 31, 2010
	(Dollars in millions)
Asia Pacific	$1,965	42%	$2,176	43%
Atlantic	728	15%	315	6%
Middle East	2,023	43%	2,548	51%

Total Backlog	$4,716	100%	$5,039	100%

Of the June 30, 2011 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter
	(In millions)
Total Backlog	$1,836	$2,355	$525

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010 (the “Credit Agreement”) provide an additional resource to fund our operating and investing activities. Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At June 30, 2011, we were in compliance with our covenant requirements. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months.

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $187.1 million to $699.4 million at June 30, 2011 from $886.5 million at December 31, 2010, primarily due to the change in the net amount of contracts in progress and advanced billings, purchases of property, plant and equipment and cash used in operations, which include payments associated with certain employee benefits.

At June 30, 2011, we had investments with a fair value of $238.6 million. Our investment portfolio consists primarily of investments in government and agency obligations and commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $3.7 million and $4.3 million at June 30, 2011 and December 31, 2010, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and restricted cash increased by $254.0 million to $73.3 million at June 30, 2011 from a negative $180.7 million at December 31, 2010, primarily due to an increase in the net amount of contracts in progress and advanced billings.

Operating activities. Our net cash used in operations was $71.7 million in the six-month period ended June 30, 2011, compared to cash provided by operations of $139.6 million in the six-month period ended June 30, 2010. This change was primarily attributable to changes in our net contracts in progress and advance billings, partially offset by favorable changes in accounts payable.

Investing activities. Our net cash used in investing activities decreased by $56.5 million to $54.0 million in the six months ended June 30, 2011 from $110.5 million in the six months ended June 30, 2010. This decrease was primarily attributable to a reduction in our restricted cash balance.

Financing activities. Our net cash provided by financing activities decreased $59.0 million to $24.1 million in the six months ended June 30, 2011 as compared to $83.1 million in the six months ended June 30, 2010, primarily attributable to the receipt of a $100 million dividend from B&W in the 2010 period.

Credit Agreement

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

At June 30, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $250.1 million. At June 30, 2011, there was $649.9 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended June 30, 2011. Had there been borrowings, the applicable base interest rate would have been approximately 5.25% per annum. In addition, MII and its subsidiaries had $274.2 million in outstanding unsecured letters of credit at June 30, 2011.

Based on the credit ratings at June 30, 2011 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 3.00%, the applicable margin for base-rate loans was 2.00%, the letter of credit fee for financial letters of credit was 3.00%, the letter of credit fee for performance letters of credit was 1.50%, and the commitment fee for unused portions of the Credit Agreement was 0.50%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $47.7 million onto our balance sheet at June 30, 2011, of which approximately $7.4 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of six months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At June 30, 2011 and December 31, 2010, there were $34.2 million and $3.4 million, respectively, in borrowings outstanding under this agreement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 9 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by the risk factors in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2011, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2011	—	$—	not applicable	not applicable
May 1 – May 31, 2011	29,006	20.39	not applicable	not applicable
June 1 – June 30, 2011	801	18.27	not applicable	not applicable

Total	29,807	$19.97	not applicable	not applicable

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCDERMOTT INTERNATIONAL, INC.

By:	/s/ PERRY L. ELDERS
Perry L. Elders
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 3, 2011

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