Form 10-Q
period 2011-09-30
MCDERMOTT INTERNATIONAL INC
filed 2011-11-08
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding at October 31, 2011 was 235,039,616.

McDERMOTT INTERNATIONAL, INC.

INDEX - FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$879,894	$732,095	$2,628,935	$1,864,121

Costs and Expenses:
Cost of operations	802,951	565,996	2,253,981	1,421,041
Selling, general and administrative expenses	48,046	56,099	163,827	159,911
Loss on asset impairments	—	24,444	—	24,444
Gain on asset disposals	(7,811)	(108)	(8,107)	(2,414)

Total costs and expenses	843,186	646,431	2,409,701	1,602,982

Equity in Income (Loss) of Unconsolidated Affiliates	(1,492)	(1,361)	59	(5,507)

Operating Income	35,216	84,303	219,293	255,632

Other Income (Expense):
Interest income	319	314	1,060	1,139
Interest expense	(152)	(392)	(415)	(2,671)
Other income (expense) – net	206	(3,460)	(3,942)	(4,188)

Total other income (expense)	373	(3,538)	(3,297)	(5,720)

Income from continuing operations before provision for income taxes and noncontrolling interests	35,589	80,765	215,996	249,912

Provision for Income Taxes	20,535	10,085	60,351	35,229

Income from continuing operations before noncontrolling interests	15,054	70,680	155,645	214,683

Loss on disposal of discontinued operations	—	(32,936)	—	(123,356)
Income (loss) from discontinued operations, net of tax	1,187	(7,094)	6,459	89,048

Total income (loss) from discontinued operations, net of tax	1,187	(40,030)	6,459	(34,308)

Net Income	16,241	30,650	162,104	180,375

Less: Net Income Attributable to Noncontrolling Interests	5,290	9,847	13,405	23,597

Net Income Attributable to McDermott International, Inc.	$10,951	$20,803	$148,699	$156,778

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interests	0.04	0.26	0.61	0.82
Income (loss) from discontinued operations, net of tax	0.01	(0.17)	0.03	(0.15)
Net income attributable to McDermott International, Inc.	0.05	0.09	0.63	0.67
Diluted:
Income from continuing operations, less noncontrolling interests	0.04	0.26	0.60	0.81
Income (loss) from discontinued operations, net of tax	0.01	(0.17)	0.03	(0.14)
Net income attributable to McDermott International, Inc.	0.05	0.09	0.63	0.67
Shares used in the computation of earnings per share:
Basic	234,940,184	232,670,579	234,451,430	231,780,675
Diluted	236,947,663	236,271,411	237,079,305	235,149,331

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)
	(Unaudited) (In thousands)
Net Income	$16,241	$30,650	$162,104	$180,375

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	4,080	9,911	14,136	39,404
Unrealized gain on benefit plan revaluation	—	—	9,883	—
Unrealized gain (loss) on investments	(753)	927	(117)	1,992
Realized (gain) loss on investments	—	(83)	20	79
Translation adjustments	(11,277)	(16,700)	(7,246)	(24,355)
Unrealized gain (loss) on derivatives	(6,536)	14,845	4,842	1,528
Realized (gain) loss on derivatives	288	(3,072)	142	1,727

Other comprehensive income, net of tax	(14,198)	5,828	21,660	20,375

Total Comprehensive Income	$2,043	$36,478	$183,764	$200,750

Less: Comprehensive Income Attributable to Noncontrolling Interests	4,703	9,856	14,328	23,597

Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$(2,660)	$26,622	$169,436	$177,153

(1)

Amortization of benefit plan costs for the three-month and nine-month periods ended September 30, 2010 is shown net of tax of $2.4 million and $18.6 million, respectively. The tax impact on other amounts presented is not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$403,589	$403,463
Restricted cash and cash equivalents	14,297	197,861
Investments	159,086	209,463
Accounts receivable—trade, net	296,303	323,497
Accounts receivable—other	36,354	28,447
Contracts in progress	300,331	65,853
Deferred income taxes	13,102	10,323
Assets held for sale	20,630	10,161
Other current assets	44,071	36,570

Total Current Assets	1,287,763	1,285,638

Property, Plant and Equipment	1,923,733	1,720,040
Less accumulated depreciation	(840,365)	(804,471)

Net Property, Plant and Equipment	1,083,368	915,569
Assets Held for Sale	76,315	77,150
Investments	41,860	75,742
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	45,505	45,016
Other Assets	183,788	158,371

Total Assets	$2,759,801	$2,598,688

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$6,615	$8,547
Accounts payable	299,535	252,974
Accrued liabilities	311,021	286,831
Advance billings on contracts	103,896	250,053
Deferred income taxes	3,969	12,849
Income taxes payable	46,034	32,851
Liabilities associated with assets held for sale	23,288	20,902

Total Current Liabilities	794,358	865,007

Long-Term Debt	82,478	46,748
Self-Insurance	39,040	35,655
Pension Liability	43,488	52,831
Other Liabilities	99,342	86,180
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 242,251,921 and 240,791,473 shares at September 30, 2011 and December 31, 2010, respectively	242,252	240,791
Capital in excess of par value	1,372,968	1,357,316
Retained earnings	249,072	100,373
Treasury stock, at cost, 7,308,140 and 6,906,262 shares at September 30, 2011 and December 31, 2010, respectively	(95,261)	(85,735)
Accumulated other comprehensive loss	(142,980)	(163,717)

Stockholders’ Equity—McDermott International, Inc.	1,626,051	1,449,028
Noncontrolling Interests	75,044	63,239

Total Equity	1,701,095	1,512,267

Total Liabilities and Equity	$2,759,801	$2,598,688

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$162,104	$180,375
Less: Income (loss) from discontinued operations, net of tax	6,459	(34,308)

Income from continuing operations	$155,645	$214,683
Non-cash items included in net income:
Depreciation and amortization	59,900	57,424
Equity in (income) loss of unconsolidated affiliates	(59)	5,507
Loss on asset impairments	—	24,444
Gain on asset disposals	(8,107)	(2,414)
Benefit from deferred taxes	(2,910)	(4,272)
Pension costs	15,367	16,282
Other non-cash items	14,249	21,921
Changes in assets and liabilities:
Accounts receivable	26,238	64,415
Net contracts in progress and advance billings on contracts	(380,635)	29,306
Accounts payable	44,667	(88,778)
Accrued and other current liabilities	71,148	10,055
Pension liability and accrued postretirement and employee benefits	(51,041)	(138,783)
Other	(15,327)	(71,992)

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	(70,865)	137,798

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(231,872)	(136,555)
(Increase) decrease in restricted cash and cash equivalents	183,564	(83,498)
Purchases of available-for-sale securities	(516,628)	(844,103)
Sales and maturities of available-for-sale securities	601,128	706,234
Proceeds from asset disposals	8,483	4,563
Other investing activities, net	(16)	(15,647)

Net Cash Provided By (Used In) Investing Activities—Continuing Operations	44,659	(369,006)

Cash Flows From Financing Activities:
Payment of debt	(6,473)	(6,398)
Debt issuance costs	(4,824)	(13,247)
Increase in debt	40,212	—
Dividend received from B&W	—	100,000
Other financing activities, net	(2,059)	2,177

Net Cash Provided By Financing Activities—Continuing Operations	26,856	82,532
Effects of exchange rate changes on cash and cash equivalents	(524)	(183)
Net increase (decrease) in cash and cash equivalents	126	(148,859)
Cash and cash equivalents at beginning of period	403,463	428,298

Cash and cash equivalents at end of period—Continuing Operations	$403,589	$279,439

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$45,932	$49,661
Cash Flows From Discontinued Operations:
Net Cash Provided By (Used In) Operating Activities	$1,802	$(43,666)
Net Cash Used In Investing Activities	—	(77,386)
Net Cash Used In Financing Activities	—	(343,551)
Effects of exchange rate changes on cash	211	485

Net increase (decrease) in cash and cash equivalents	2,013	(464,118)
Cash and cash equivalents at beginning of period	1,426	470,972

Cash and cash equivalents at end of period—Discontinued Operations	$3,439	$6,854

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100
Net income	—	—	—	156,778	—		156,778	23,597	180,375
Other comprehensive income, net of tax	—	—	—	—	—	20,375	20,375	—	20,375
Exercise of stock options	690,561	691	1,980	—	(650)	—	2,021	—	2,021
Excess tax benefits on stock options	—	—	2,192	—	—	—	2,192	—	2,192
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Share vesting	2,528,433	2,528	(2,528)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(15,531)	—	(15,531)	—	(15,531)
Stock-based compensation charges, net of tax	—	—	43,783	—	—	—	43,783	—	43,783
Acquisition of noncontrolling interests	—	—	(1,786)	—	—	—	(1,786)	12,018	10,232
Spin-off of The Babcock & Wilcox Company	—	—	(1,441)	(1,052,940)	—	444,456	(609,925)	(503)	(610,428)

Balance September 30, 2010	240,420,420	$240,420	$1,349,839	$55,485	$(85,551)	$(148,166)	$1,412,027	$61,015	$1,473,042

Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Net income	—	—	—	148,699	—	—	148,699	13,405	162,104
Other comprehensive income, net of tax	—	—	—	—	—	20,737	20,737	923	21,660
Exercise of stock options	464,196	464	1,994	—	—	—	2,458	—	2,458
Share vesting	996,252	997	(997)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(9,526)	—	(9,526)	—	(9,526)
Stock-based compensation charges	—	—	14,655	—	—	—	14,655	—	14,655
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,523)	(2,523)

Balance September 30, 2011	242,251,921	$242,252	$1,372,968	$249,072	$(95,261)	$(142,980)	$1,626,051	$75,044	$1,701,095

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

On July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent publicly traded company named The Babcock & Wilcox Company (“B&W”). Additionally, during the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited. We are actively marketing and plan to sell the charter fleet business if we obtain an offer on terms that are acceptable to us. The condensed consolidated balance sheets reflect the charter fleet business as held for sale. The condensed consolidated statements of income and the condensed consolidated statements of cash flows reflect the historical operations of B&W for 2010 and the charter fleet business for all periods presented as discontinued operations. The 2010 condensed consolidated statement of equity and the condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2010 contain amounts attributable to the spun-off B&W operations. Certain 2010 amounts have been reclassified to conform to the 2011 presentation. We have presented the notes to our condensed consolidated financial statements on the basis of continuing operations.

Business Segments

We have the following reporting segments:

•	Asia Pacific

•	Atlantic

•	Middle East

•	Corporate

See Note 8 for summarized financial information on our segments.

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

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We did not enter into any significant contracts that we have accounted for under the completed contract method during the quarters ended September 30, 2011 and September 30, 2010.

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

During the quarter ended September 30, 2010, we recognized an impairment charge of $24.4 million in our condensed consolidated statements of income on two of the four vessels we plan to retain from the Secunda acquisition, the Agile and Bold Endurance.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 10. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At September 30, 2011, we had restricted cash and cash equivalents of $15.3 million in the aggregate, of which $13.8 million was held in restricted foreign-entity accounts, $0.5 million was held to meet reinsurance reserve requirements of our captive insurance subsidiary and $1.0 million was classified as non-current and is included in other assets in the accompanying condensed consolidated balance sheet. During the quarter ended September 30, 2011, we restructured certain of our Middle East subsidiaries, which resulted in the removal of the restrictions on the available funds held at those subsidiaries.

Investments

At September 30, 2011, we had investments with a fair value of $200.9 million. Our investment portfolio consists primarily of investments in government and agency obligations and commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss) (“AOCI”). Our net unrealized loss on investments was $4.4 million and $4.3 million at September 30, 2011 and December 31, 2010, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at September 30, 2011.

Accounts Receivable – Trade, Net

A summary of contract receivables is as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$241,917	$191,216
Completed contracts	26,353	85,587
Retainages	43,370	63,558
Unbilled	1,346	12,697
Less allowances	(16,683)	(29,561)

Accounts receivable—trade, net	$296,303	$323,497

We expect to invoice our unbilled receivables after contractually specified milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$43,370	$63,558
Retainages expected to be collected after one year	99,283	83,143

Total retainages	$142,653	$146,701

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(14,134)	$(6,888)
Net loss on investments	(4,426)	(4,330)
Net gain (loss) on derivative financial instruments	3,205	(855)
Unrecognized losses on benefit obligations	(127,625)	(151,644)

Accumulated other comprehensive loss	$(142,980)	$(163,717)

Recently Issued Accounting Standards

In September 2011, the FASB issued an update to the topic Intangibles – Goodwill and Other. This update amends current guidance on the testing of goodwill for impairment, by providing an entity with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, prior to calculating the fair value of the reporting unit. We are currently evaluating this update, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, for adoption, and we do not expect this update to have a material impact on our condensed consolidated financial statements.

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

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements. We do not expect other recently issued standards and updates to have a material impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS AND OTHER ITEMS

Discontinued Operations

The following discussion provides information pertaining to our significant discontinued operations.

Charter Fleet Business

During the quarter ended September 30, 2010, we classified our charter fleet business as a discontinued operation and recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value. The write-down was based on the estimated fair value of consideration expected from the sale and estimated selling costs, and we considered that fair value measurement as Level 2 in nature.

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Revenues	$13,404	$14,230	$33,970	$46,812

Loss on disposal of discontinued operations	—	(27,690)	—	(27,690)
Income before provision for income taxes	2,004	1,362	6,745	7,766

	2,004	(26,328)	6,745	(19,924)
Provision for income taxes	(817)	(240)	(2,286)	(1,759)

Income from discontinued operations, net of tax	$1,187	$(26,568)	$4,459	$(21,683)

The following table presents the carrying values of the major classes of assets and liabilities held for sale that are included in our unaudited condensed consolidated balance sheets:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Cash	$3,439	$1,426
Accounts receivable – net	13,200	5,253
Other assets	3,991	3,482

Total current assets held for sale	20,630	10,161

Property, plant and equipment – net	67,247	68,595
Other assets	9,068	8,555

Total long-term assets held for sale	76,315	77,150

Total assets held for sale	$96,945	$87,311

Accounts payable and accrued liabilities	$7,830	$8,748
Other liabilities	15,458	12,154

Total liabilities associated with assets held for sale	$23,288	$20,902

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

The following table presents selected financial information regarding the results of operations of our former B&W business for the three-month and nine-month periods ended September 30, 2010. Loss on disposal of discontinued operations represents costs incurred in connection with the B&W spin-off.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Unaudited) (In thousands)
Revenues	$173,540	$1,524,424

Loss on disposal of discontinued operations	(5,246)	(95,666)
Income before provision for income taxes	(12,342)	105,796

	(17,588)	10,130

Provision for income taxes	4,126	(22,755)

Loss from discontinued operations, net of tax	$(13,462)	$(12,625)

Other Items

Vessel Sale

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our condensed consolidated statements of income for the three months and nine months ended September 30, 2011 for the Atlantic segment.

Fabrication Facility

During the quarter ended September 30, 2010, we incurred approximately $20 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. These costs are reflected in our condensed consolidated statements of income in costs of operations for the three-month and nine-month periods ended September 30, 2010 for the Middle East segment.

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

During the quarter ended June 30, 2011, we changed the investment strategy of the McDermott Plan, which caused us to remeasure the plan’s assets and benefit obligations. In connection with the investment strategy change, we increased the expected rate of return on plan assets assumption to 6.50%, as compared to 5.75% at December 31, 2010, which is consistent with the long-term asset returns expected from the portfolio after the investment strategy change. Additionally, we increased the discount rate assumption to 5.40%, as compared to 5.30% at December 31, 2010.

Net periodic benefit cost for the Domestic Plan and the TCN Plan includes the following components:

	Domestic Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Service cost	$—	$—	$—	$409
Interest cost	7,129	6,467	21,359	22,406
Expected return on plan assets	(8,069)	(8,177)	(22,144)	(23,278)
Recognized net actuarial loss and other	3,365	3,550	12,087	13,112

Net periodic benefit cost	$2,425	$1,840	$11,302	$12,649

	TCN Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Service cost	$684	$505	$2,055	$1,728
Interest cost	594	546	1,784	1,638
Expected return on plan assets	(612)	(457)	(1,838)	(1,371)
Recognized net actuarial loss and other	688	546	2,064	1,638

Net periodic benefit cost	$1,354	$1,140	$4,065	$3,633

NOTE 4 – LONG-TERM DEBT AND NOTES PAYABLE

In May 2010, we entered into a credit agreement with a syndicate of lenders and letter of credit issuers and in August 2011, we amended the credit agreement (the “Credit Agreement”). The amendment, among other things, (1) extended the scheduled maturity date of the credit facility from May 3, 2014 to August 19, 2016; (2) increased the aggregate lender commitments from $900 million to $950 million for all revolving loan and letter of credit commitments under the Credit Agreement; (3) reduced the interest rate, commitment fee and letter of credit fee payable under the Credit Agreement; (4) increased permitted capital expenditures (prior to adjustment based on amount of restricted payments and allowed carry forward) from $400.0 million to $600.0 million per year; (5) permits the incurrence of unsecured debt so long as we are in pro forma compliance with a maximum 2.75:1.00 leverage ratio, which replaced a pre-existing limit of $400.0 million on unsecured debt, and increased the maximum permitted leverage ratio from 2.50:1.00 to 3.00:1.00; (6) permits us to use the net proceeds from the issuance of debt (other than loans under the Credit Agreement) to make investments in joint ventures and subsidiaries that are not guarantors under the Credit Agreement; (7) increased the annual basket for restricted payments from $50.0 million to $100.0 million; (8) permits the sale of certain vessels and other assets; (9) eliminated the annual limit on asset sales, so long as certain conditions are met; and (10) released certain assets from the liens securing the credit facility. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder.

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At September 30, 2011, we were in compliance with our covenant requirements.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 1.50% to 2.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.50% to 1.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.200% and 0.450% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.50% and 2.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid certain up-front fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents for the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At September 30, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $304.9 million. At September 30, 2011, there was $645.1 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended September 30, 2011. Had there been borrowings, the applicable base interest rate would have been approximately 4.25% per annum. In addition, we had $275.8 million in outstanding unsecured bilateral letters of credit at September 30, 2011.

Based on the credit ratings at September 30, 2011 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Credit Agreement was 0.30%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $45.5 million onto our balance sheet at September 30, 2011, of which approximately $6.6 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of nine months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At September 30, 2011 and December 31, 2010, there were $43.6 million and $3.4 million, respectively, in borrowings outstanding under this agreement.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either (1) deferred as a component of AOCI until the hedged item is recognized in earnings or (2) offset against the change in fair value of the hedged firm commitment through earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of other income (expense)—net in our condensed consolidated statements of income. At September 30, 2011, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At September 30, 2011, we had deferred approximately $3.2 million of net gains on these derivative financial instruments in AOCI, and we expect to reclassify the net gains on the derivative financial instruments in the periods that we reclassify the net losses on the forecasted transactions. We expect to reclassify approximately $3.7 million of the net deferred gains out of AOCI over the next 12 months.

At September 30, 2011, the majority of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $391.9 million at September 30, 2011, with maturities extending to December 2013. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At September 30, 2011, the fair value of these contracts was in a net liability position totaling $8.3 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable–other	$5,350	$6,066
Other assets	552	3,225

Total asset derivatives	$5,902	$9,291

Accounts payable	$11,535	$2,207
Other liabilities	2,659	5,733

Total liability derivatives	$14,194	$7,940

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss) attributable to MII	$(6,536)	$9,957	$4,842	$(2,314)

Income (loss) reclassified from AOCI into income: effective portion attributable to MII
Location
Cost of operations	$468	$(906)	$426	$1,980

Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing attributable to MII
Location
Other income (expense) – net	$(1,437)	$3,116	$(3,260)	$(950)

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following tables summarize our available-for-sale securities measured at fair value:

	September 30, 2011	Level 1	Level 2	Level 3
	(Unaudited) (In thousands)
Mutual funds(1)	$1,831	$—	$1,831	$—
Commercial paper	158,924	—	158,924	—
U.S. Government and agency securities(2)	25,900	25,900	—	—
Asset-backed securities and collateralized mortgage obligations(3)	14,291	—	7,888	6,403

Total	$200,946	$25,900	$168,643	$6,403

	December 31, 2010	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,007	$—	$2,007	$—
U.S. Government and agency securities	269,161	269,161	—	—
Asset-backed securities and collateralized mortgage obligations	9,869	—	2,497	7,372
Corporate notes and bonds	4,168	—	4,168	—

Total	$285,205	$269,161	$8,672	$7,372

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Investments in U.S. Treasury securities with maturities of two years or less.
(3)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.

Our Level 2 investments consist primarily of commercial paper, mutual funds and asset-backed commercial paper notes backed by a pool of mortgage-backed securities. The fair value of our Level 2 investments was determined using a market approach which is based on quoted prices and other information for similar or identical instruments.

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Balance at beginning of period	$7,072	$7,487	$7,372	$7,326
Total realized and unrealized gains (losses)	(318)	212	147	1,489
Purchases, issuances and settlements	—	283	—	172
Principal repayments	(351)	(549)	(1,116)	(1,554)

Balance at end of period	$6,403	$7,433	$6,403	$7,433

Other Financial Instruments

The estimated fair values of our other financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$403,589	$403,589	$403,463	$403,463
Debt	$89,093	$90,475	$55,295	$56,180
Forward contracts, net	$(8,292)	$(8,292)	$1,352	$1,352

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents. The carrying amounts that we have reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair values and are generally considered Level 1 in nature.

Current and long-term restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying unaudited condensed consolidated balance sheets for restricted cash and cash equivalents approximate their fair values are generally considered Level 1 in nature.

Short-term and long-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Forward contracts. The fair value of forward contracts is determined using observable financial market inputs, such as quoted market prices.

NOTE 7 – STOCK–BASED COMPENSATION

Total stock-based compensation expense, net recognized for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010(1)	2011	2010(1)
	(Unaudited) (In thousands)
Stock Options	$1,015	$600	$2,885	$1,344
Restricted Stock and Restricted Stock Units	2,154	795	10,305	4,426
Performance Shares and Deferred Stock Units	962	4,114	1,465	5,955

Total	$4,131	$5,509	$14,655	$11,725

(1)	Unrealized tax benefits for the three-month and nine-month periods ended September 30, 2010 was $2.4 million and $5.0 million, respectively.

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

NOTE 8 – SEGMENT REPORTING

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited) (In thousands)
Revenues:
Asia Pacific	$528,453	$277,394	$1,551,099	$722,338
Atlantic	74,683	32,818	167,129	135,412
Middle East	276,758	421,883	910,707	1,006,371

Total revenues	$879,894	$732,095	$2,628,935	$1,864,121

Segment revenues include the following intersegment transfers and eliminations:
Atlantic	$—	$9,181	$297	$18,223
Middle East	—	—	—	330
Eliminations	—	(9,181)	(297)	(18,553)

Total adjustments and eliminations	$—	$—	$—	$—

Operating income (loss):
Asia Pacific	$44,960	$23,054	$142,350	$98,159
Atlantic	(37,020)	(41,459)	(71,264)	(68,175)
Middle East	27,276	102,708	148,207	225,648

Total operating income	$35,216	$84,303	$219,293	$255,632

Capital expenditures:
Asia Pacific	$20,924	$8,071	$59,341	$15,255
Atlantic	46,649	24,009	129,549	56,690
Middle East	17,522	3,007	31,014	54,600
Corporate	5,095	3,852	11,968	10,010

Total capital expenditures(1)	$90,190	$38,939	$231,872	$136,555

Depreciation and amortization:
Asia Pacific	$6,621	$3,829	$18,973	$12,912
Atlantic	3,494	4,295	10,735	14,042
Middle East	7,600	7,361	21,529	18,765
Corporate	2,086	4,116	8,663	11,705

Total depreciation and amortization	$19,801	$19,601	$59,900	$57,424

(1)	Total capital expenditures exclude $9.5 million and $4.9 million in accrued capital expenditures for the nine months ended September 30, 2011 and 2010, respectively.

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$699,366	$564,403
Atlantic	380,249	265,607
Middle East	967,082	1,302,398
Corporate	616,159	378,969

Total continuing operations	2,662,856	2,511,377
Total discontinued operations	96,945	87,311

Total assets	$2,759,801	$2,598,688

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:
Income from continuing operations less noncontrolling interests	$9,764	$60,833	$142,240	$191,086
Income (loss) from discontinued operations, net of tax	1,187	(40,030)	6,459	(34,308)

Net income attributable to McDermott International, Inc.	$10,951	$20,803	$148,699	$156,778

Weighted average common shares	234,940,184	232,670,579	234,451,430	231,780,675

Income from continuing operations less noncontrolling interests	0.04	0.26	0.61	0.82
Income (loss) from discontinued operations, net of tax	0.01	(0.17)	0.03	(0.15)
Net income attributable to McDermott International, Inc.	0.05	0.09	0.63	0.67
Diluted:
Income from continuing operations less noncontrolling interests	$9,764	$60,833	$142,240	$191,086
Income (loss) from discontinued operations, net of tax	1,187	(40,030)	6,459	(34,308)

Net income attributable to McDermott International, Inc.	$10,951	$20,803	$148,699	$156,778

Weighted average common shares (basic)	234,940,184	232,670,579	234,451,430	231,780,675
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	2,007,479	3,600,832	2,627,875	3,368,656

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	236,947,663	236,271,411	237,079,305	235,149,331

Income from continuing operations less noncontrolling interests	0.04	0.26	0.60	0.81
Income (loss) from discontinued operations, net of tax	0.01	(0.17)	0.03	(0.14)
Net income attributable to McDermott International, Inc.	0.05	0.09	0.63	0.67

(1)

Approximately 0.6 million and 1.7 million and 0.5 million and 2.5 million shares underlying outstanding stock-based awards for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because they were antidilutive.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The following discussion updates Note 14 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 9 – Commitments and Contingencies in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

On April 9, 2009, two of our subsidiaries, McDermott Gulf Operating Company (“MGOC”) and J. Ray McDermott Canada, Ltd., through its registered business name, Secunda Marine Services (“Secunda”), filed a lawsuit in the Supreme Court of Nova Scotia against Oceanografia Sociedad Anonima de Capital Variable (“OSA”) and Con-Dive, LLC for damages, including unpaid charter hire for the charter of the vessel Bold Endurance. On April 13, 2009, as security for the unpaid charter hire, MGOC filed suit and obtained seizure orders for a saturation dive system aboard the Bold Endurance in the United States District Court for the Southern District of Alabama in a matter entitled McDermott Gulf Operating Company, et al. v. Con-Dive, LLC et al. The seizure was vacated on equitable grounds by court order dated May 29, 2009. MGOC and Secunda appealed the decision to the United States Court of Appeals for the Eleventh Circuit, which affirmed the order to vacate. On April 13, 2010, OSA filed a lawsuit entitled Oceanografia S.A. de C.V. v. McDermott Gulf Operating Company, Inc. and Secunda Marine Services, Inc. in the United States District Court for the Southern District of Alabama, alleging wrongful arrest, wrongful attachment and conversion of the saturation-diving system (the “Alabama Proceeding”). In its complaint, OSA claimed damages for loss of revenue in excess of $10 million and physical damage to the equipment and requested punitive damages, attorneys’ fees and costs. Subsequently, OSA asserted that its damages were in excess of $25 million. The parties have entered into an agreement to settle both the Nova Scotia and Alabama Proceedings, and final settlement documents are being prepared. With the execution of the settlement documents, this matter will be concluded.

The following discussion presents pending litigation contained in Note 14 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 9 – Commitments and Contingencies in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, for which there have been no material developments.

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

Based upon our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material effect on our consolidated financial condition, results of operations or cash flows.

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”) and other state and foreign CERCLA-type environmental laws. Such laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material effect on our consolidated financial condition, results of operations or cash flows in any given year.

At September 30, 2011 we had total environmental reserves of $1.7 million, of which $0.9 million was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

During the quarter ended June 30, 2011, we recovered $2.0 million of environmental reserves associated with the April 2006 sale of our former Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”). TNG was reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2006, and accordingly, the recovery of this reserve is included in income from discontinued operations, net of tax for the nine-month period ended September 30, 2011.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $55 million, of which approximately $10 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from February 2011 to June 2012. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us.

Other

MII, B&W PGG and McDermott Holdings, Inc., which in connection with the spin-off of B&W was renamed Babcock & Wilcox Holdings, Inc. and merged with B&W, have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of September 30, 2011, bonds issued under such arrangements totaled $76.2 million. Pursuant to the master separation agreement entered into between us and B&W in connection with the spin-off, B&W has agreed to indemnify us with respect to any losses we may incur in connection with these surety bonds.

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

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the scope, execution, timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “seek,” “goal,” “could,” “may,” or “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

Recent Development

Vessel Sale

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our condensed consolidated statements of income for the three months and nine months ended September 30, 2011 for the Atlantic segment.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $55 million, of which approximately $10 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from February 2011 to June 2012. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues. We do not believe any amounts for these potential liquidated damages in excess of the amounts recorded in our financial statements are probable of being paid by us.

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

Atlantic Segment

Through our Atlantic segment, we serve the needs of national and major oil and gas companies, primarily in the United States, Mexico, Trinidad, Brazil, West Africa and the North Sea. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of national and major oil and gas companies primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia and Turkmenistan. Project focus in this segment relates primarily to the fabrication and installation of fixed structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E. and Chennai, India offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Discontinued Operations

Charter Fleet Business

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business, which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited. Accordingly, we classified the charter fleet business as a discontinued operation and recognized a $27.7 million write-down of the carrying value of these assets to their estimated net realizable value, based on the estimated fair value of consideration expected from the sale and estimated selling costs.

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

Results of Operations

Selected Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Asia Pacific	$528,453	$277,394	$1,551,099	$722,338
Atlantic	74,683	32,818	167,129	135,412
Middle East	276,758	421,883	910,707	1,006,371

Total Revenues	$879,894	$732,095	$2,628,935	$1,864,121

Operating Income (Loss):
Asia Pacific	$44,960	$23,054	$142,350	$98,159
Atlantic	(37,020)	(41,459)	(71,264)	(68,175)
Middle East	27,276	102,708	148,207	225,648

Total Operating Income	$35,216	$84,303	$219,293	$255,632

Other Income (Expense):
Interest income	$319	$314	$1,060	$1,139
Interest expense	(152)	(392)	(415)	(2,671)
Other income (expense) – net	206	(3,460)	(3,942)	(4,188)

Total Other Income (Expense)	$373	$(3,538)	$(3,297)	$(5,720)

Provision for Income Taxes	$20,535	$10,085	$60,351	$35,229

Total Income (Loss) from Discontinued Operations, Net of Tax	$1,187	$(40,030)	$6,459	$(34,308)

Net Income Attributable to Noncontrolling Interests	$5,290	$9,847	$13,405	$23,597

Three months ended September 30, 2011 vs. 2010

Revenues

Revenues increased approximately 20%, or $147.8 million, to $879.9 million in the three months ended September 30, 2011 compared to $732.1 million for the corresponding 2010 period. The revenue growth was primarily attributable to the Asia Pacific segment, in which revenues increased $251.1 million to $528.5 million in the three months ended September 30, 2011, compared to $277.4 million in the three months ended September 30, 2010, primarily influenced by the expanded scope and increased marine activity on one of our EPCI projects. Revenues in our Atlantic segment also increased $41.9 million to $74.7 million, largely influenced by increased fabrication activities in the three-month period ended September 30, 2011. Revenue improvements were partially offset by a decline in our Middle East segment where revenues decreased approximately 34% to $276.8 million, driven largely by lower fabrication and marine activity on a project in Saudi Arabia.

Operating Income

Operating income decreased $49.1 million to $35.2 million in the quarter ended September 30, 2011 from $84.3 million in the quarter ended September 30, 2010, driven principally by the Middle East segment and certain project charges across each segment of approximately $50 million in total.

Operating income is frequently influenced by the finalization of change orders, project close-outs and settlements, which can cause operating margins to improve during the period in which these items are approved or resolved as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, therefore, is difficult to predict.

Operating income in the Middle East segment declined $75.4 million to $27.3 million in the three months ended September 30, 2011, primarily driven by reduced fabrication and marine activity levels, lower change orders, project close-outs and settlements on completed projects and approximately $5 million for increased vessel mobilization costs charged to a project (which we expect to complete in early 2012). The three-month period ended September 30, 2010 for the Middle East segment was negatively impacted by $20.0 million of costs to discontinue the construction of a fabrication facility in Kazakhstan.

The Asia Pacific segment reported an increase in operating income of approximately $22.0 million to $45.0 million in the three months ended September 30, 2011 compared to the corresponding 2010 period, primarily due to expanded scope and increased marine activity on one of our large EPCI projects. This increase in the Asia Pacific segment for the three months ended September 30, 2011 was partially offset by lower change orders, project close-outs and settlements on completed projects and project charges of approximately $7 million on two marine projects (one of which is now complete and the other of which we expect to complete in the first half of 2012), primarily related to failure of a supplier product, other cost increases and adverse weather conditions.

The Atlantic segment reported an operating loss of $37.0 million for the quarter ended September 30, 2011, which included: (1) approximately $28 million of incremental costs associated with a five-year marine charter in Brazil, primarily for increases in estimated vessel operating costs, overruns on certain vessel upgrades and drydock expenses for the Agile and estimated liquidated damages based on resulting delays in project commencement; (2) approximately $10 million of costs incurred on a marine project in Mexico (which we expect to complete in early 2012), primarily attributable to unfavorable weather conditions in the Gulf of Mexico and Mexico importation delays, which caused reduced productivity and subcontractor standby costs; and (3) a $7.7 million gain recognized on the sale of the DB 23 marine vessel. The Atlantic segment reported an operating loss of $41.5 million for the quarter ended September 30, 2010, which included a $24.4 million impairment charge on two of the four vessels we plan to retain from the Secunda acquisition, the Agile and Bold Endurance. Excluding the impact of these items from both periods, the Atlantic segment operating loss would have been lower for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, reflecting the impact of certain cost reduction efforts and increased fabrication activity, partially offset by lower marine asset utilization.

Our Atlantic segment continues to be adversely impacted by uncertainty in the U.S. Gulf of Mexico. We have and will continue to monitor the regulatory and market developments in the U.S. Gulf of Mexico, and we believe we will continue to incur losses in our Atlantic segment in the near term, in large part due to our fixed costs. We continue to take certain measures to reduce our U.S. cost structure to address current and anticipated business levels. While these cost reductions are expected to improve long-term operating performance, short-term operating performance could be negatively impacted due to restructuring, severance and other costs related to the anticipated actions.

Our Atlantic segment accounts for one project under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This project, which was awarded to one of our joint ventures, contributed revenues totaling approximately $6 million for the three-month period ended September 30, 2011.

Other Items in Operating Income

Selling, general and administrative expenses decreased $8.1 million to $48.0 million in the three months ended September 30, 2011 as compared to $56.1 million in the three months ended September 30, 2010. The decrease was primarily due to lower corporate and employee benefit costs, partially offset by increased bidding and proposal-related costs.

Equity in loss of unconsolidated affiliates was essentially flat at $1.5 million in the quarter ended September 30, 2011 as compared to $1.4 million in the quarter ended September 30, 2010. While we experienced increased expenses and equity loss at our Qingdao joint venture, that amount was nearly offset by an improvement at our FloaTEC joint venture.

Other Items

Results for the quarters ended September 30, 2011 and 2010 were not significantly impacted by interest income or expense, due to the continued lower rates of interest in general and continued capitalization of interest expense on capital projects.

Other income (expense) – net improved by $3.7 million to income of $0.2 million in the three months ended September 30, 2011, primarily due to foreign currency gains in the 2011 period as compared to losses in the 2010 period, partially offset by losses recognized on foreign currency financial instruments in the 2011 period.

Provision for Income Taxes

For the three months ended September 30, 2011, the provision for income taxes increased $10.4 million to $20.5 million, while income before provision for income taxes decreased $45.2 million to $35.6 million. The increase in the provision for income taxes was primarily influenced by operating losses in our Atlantic segment for which we do not expect to realize a benefit and, to a lesser extent, incremental tax from an extended marine campaign on an Asia Pacific project and capital gains tax from the restructuring of certain of our Middle East subsidiaries, resulting in an effective tax rate of approximately 58% for the three months ended September 30, 2011, as compared to approximately 12% for the prior year period. Excluding the impact of these items, the effective tax rate for the three months ended September 30, 2011 would have been more comparable to the three months ended September 30, 2010.

Discontinued Operations and Noncontrolling Interests

Total income (loss) from discontinued operations, net of tax was income of $1.2 million for the three months ended September 30, 2011 and a loss of $40.0 million for the three months ended September 30, 2010. Included in the quarter ended September 30, 2010 amount are $32.9 million of costs related to the spin-off of B&W and the results of the B&W business.

Net income attributable to noncontrolling interests decreased by $4.6 million to $5.3 million in the three months ended September 30, 2011, primarily due to reduced activity and lower net income at our joint ventures.

Nine months ended September 30, 2011 vs. 2010

Revenues

Revenues increased approximately 41%, or $764.8 million, to $2,628.9 million in the nine months ended September 30, 2011 compared to $1,864.1 million in the corresponding 2010 period. The revenue growth was attributable to the Asia Pacific and Atlantic segments. Revenues in our Asia Pacific segment increased $828.8 million to $1,551.1 million in the nine months ended September 30, 2011 compared to $722.3 million in the nine months ended September 30, 2010, primarily influenced by the expanded scope and increased marine activity on one of our EPCI projects as well as increased marine activity on other projects. In addition, revenues in the Atlantic segment improved by $31.7 million to $167.1 million in the nine months ended September 30, 2011 as compared to the prior-year period, influenced primarily by increased fabrication activities. The revenue improvements in our Asia Pacific and Atlantic segments were partially offset by a $95.7 million revenue decline in our Middle East segment for the nine months ended September 30, 2011, largely as a result of reduced fabrication and marine activity levels on certain projects in Saudi Arabia.

Operating Income

Operating income decreased $36.3 million to $219.3 million in the nine months ended September 30, 2011 from $255.6 million in the nine months ended September 30, 2010, primarily attributable to our Middle East segment and approximately $57.0 million of certain project charges across each segment.

Operating income is frequently influenced by the finalization of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or resolved as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, therefore, is difficult to predict.

Operating income in the Middle East segment declined $77.4 million to $148.2 million in the nine months ended September 30, 2011 compared to $225.6 million in the nine months ended September 30, 2010, primarily driven by reduced fabrication activity levels, lower change orders, project close-outs and settlements on completed projects and approximately $5 million for increased vessel mobilization costs charged to a project (which we expect to complete in early 2012). The nine-month period ended September 30, 2010 for the Middle East segment was negatively impacted by $20.0 million of costs to discontinue the construction of a fabrication facility in Kazakhstan.

The operating income decline experienced in the Middle East segment was moderated by the Asia Pacific segment, in which operating income increased $44.2 million from $98.2 million in the nine months ended September 30, 2010 to $142.4 million in the nine months ended September 30, 2011, primarily attributable to the expanded scope and increased marine activity on one of our EPCI projects. This increase in the Asia Pacific segment was partially offset by lower change orders, project close-outs and settlements on completed projects and project charges of approximately $7 million on two marine projects (one of which is now complete and the other we expect to complete in the first half of 2012), primarily related to failure of a supplier product, other cost increases and adverse weather conditions.

The Atlantic segment reported an operating loss of $71.3 million for the nine months ended September 30, 2011, which included: (1) approximately $35 million of incremental costs associated with a five-year marine charter in Brazil, primarily for increases in estimated vessel operating costs, overruns on certain vessel upgrades and drydock expenses for the Agile and estimated liquidated damages based on resulting delays in project commencement; (2) approximately $10 million of costs incurred on a marine project in Mexico (which we expect to complete in early 2012), primarily attributable to unfavorable weather conditions in the Gulf of Mexico and Mexico importation delays, which caused reduced productivity and subcontractor standby costs; and (3) a $7.7 million gain recognized on the sale of the DB 23 marine vessel. The Atlantic segment reported an operating loss of $68.2 million for the nine months ended September 30, 2010, which included a $24.4 million impairment charge on two of the four vessels we plan to retain from the Secunda acquisition, the Agile and Bold Endurance. Excluding the impact of these items from both periods, the Atlantic segment operating loss would have been lower for the nine months ended September 30, 2011 as compared to the September 30, 2010 period, reflecting the impact of certain cost reduction efforts and increased fabrication activity, partially offset by lower marine asset utilization.

Our Atlantic segment continues to be adversely impacted by uncertainty in the U.S. Gulf of Mexico. We have and will continue to monitor the regulatory and market developments in the U.S. Gulf of Mexico, and we believe we will continue to incur losses in our Atlantic segment in the near term, in large part due to our fixed costs. We continue to take certain measures to reduce our U.S. cost structure to address current and anticipated business levels. While these cost reductions are expected to improve long-term operating performance, short-term operating performance could be negatively impacted due to restructuring, severance and other costs related to the anticipated actions.

Our Atlantic segment accounts for one project under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This project, which was awarded to one of our joint ventures, contributed revenues totaling approximately $24 million for the nine-month period ended September 30, 2011. The Atlantic segment backlog includes a subcontract from our joint venture of approximately $145 million relating to this project.

Other Items in Operating Income

Selling, general and administrative expenses increased $3.9 million to $163.8 million in the nine months ended September 30, 2011 as compared to $159.9 million in the nine months ended September 30, 2010. The increase was primarily due to increased expenses related to bidding and proposal-related costs as compared to the prior-year period.

Equity in income (loss) of unconsolidated affiliates improved $5.6 million to $0.1 million of income in the nine months ended September 30, 2011 as compared to a $5.5 million loss in the nine months ended September 30, 2010, primarily attributable to fee income recognized at one of our joint ventures. Our nine months ended September 30, 2010 results also included our share of an asset impairment at our FloaTEC joint venture.

Other Items

Interest income was $1.1 million for the nine months ended September 30, 2011 and September 30, 2010.

Interest expense improved $2.3 million to $0.4 million in the nine months ended September 30, 2011, primarily as a result of the write-off in the corresponding 2010 period of unamortized debt issuance costs associated with the replacement of our previous credit facility in the corresponding 2010 period, with no comparable write-off in the 2011 period.

Other income (expense) – net improved by $0.3 million to expense of $3.9 million in the nine months ended September 30, 2011 from expense of $4.2 million in the nine months ended September 30, 2010, primarily due to foreign currency gains in the 2011 period as compared to losses in the 2010 period.

Provision for Income Taxes

For the nine months ended September 30, 2011, the provision for income taxes increased $25.1 million to $60.4 million, while income before provision for income taxes decreased $33.9 million to $216.0 million. The increase in provision for income taxes was primarily attributable to a change in the mix of earnings across jurisdictions, resulting in a larger proportion of our income being taxed at higher tax rates, compounded by operating losses in our Atlantic segment for which we do not expect to realize a benefit, incremental tax from an extended marine campaign on an Asia Pacific project and capital gains tax from the restructuring of certain of our Middle East subsidiaries. As a result, our effective tax rate for the nine months ended September 30, 2011 was approximately 28%, as compared to 14% for the nine months ended September 30, 2010.

Discontinued Operations and Noncontrolling Interests

Total income (loss) from discontinued operations, net of tax was income of $6.5 million and a loss of $34.3 million for the nine months ended September 30, 2011 and 2010, respectively. The nine months ended September 30, 2011 amount includes a $2.0 million gain in connection with the recovery of an environmental reserve associated with our TNG sale and the results of our charter fleet business. Included in the nine months ended September 30, 2010 amount are $95.7 million of costs related to the spin-off of B&W, the results of the B&W business and a $27.7 million write-down of the carrying value of the charter fleet business.

Net income attributable to noncontrolling interests decreased by $10.2 million to $13.4 million in the nine months ended September 30, 2011, primarily due to reduced activity and lower net income at our joint ventures during the 2011 period, including a project-specific profit sharing arrangement on an installation project in the 2010 period.

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

	September 30, 2011		December 31, 2010
	(Dollars in millions)
Asia Pacific	$1,537	36%	$2,176	43%
Atlantic	766	18%	315	6%
Middle East	1,952	46%	2,548	51%

Total Backlog	$4,255	100%	$5,039	100%

Of the September 30, 2011 backlog, we expect to recognize revenues as follows:

	2011	2012	Thereafter
	(In millions)
Total Backlog	$952	$2,635	$668

Of the September 30, 2011 backlog, approximately $335 million is from projects currently in a loss position whereby future revenues are expected to equal costs when recognized. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers. Additionally, as discussed above, the Company continues to have one project that we account for under our deferred profit recognition policy, representing approximately $145 million of the September 30, 2011 backlog.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as amended in August 2011 (the “Credit Agreement”) provide an additional resource to fund our operating and investing activities. Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At September 30, 2011, we were in compliance with our covenant requirements. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months.

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $266.7 million to $619.8 million at September 30, 2011 from $886.5 million at December 31, 2010, primarily due to the change in the net amount of contracts in progress and advanced billings, purchases of property, plant and equipment and payments associated with certain employee benefits.

At September 30, 2011, we had investments with a fair value of $200.9 million. Our investment portfolio consists primarily of investments in government and agency obligations and commercial paper. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $4.4 million and $4.3 million at September 30, 2011 and December 31, 2010, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash increased by $256.2 million to $75.5 million at September 30, 2011 from a negative $180.7 million at December 31, 2010, primarily due to an increase in the net amount of contracts in progress and advanced billings.

Operating activities. Our net cash used in operations was $70.9 million in the nine-month period ended September 30, 2011, compared to cash provided by operations of $137.8 million in the nine-month period ended September 30, 2010. This change was primarily attributable to changes in our net contracts in progress and advance billings.

Investing activities. Our net cash provided by investing activities was $44.7 million in the nine-month period ended September 30, 2011, compared to cash used by investing activities of $369.0 million in the nine months ended September 30, 2010. This change was primarily attributable to cash provided from net sales and maturities of available-for-sale securities and a reduction in our restricted cash balance in the 2011 period.

Financing activities. Our net cash provided by financing activities decreased $55.6 million to $26.9 million in the nine months ended September 30, 2011 as compared to $82.5 million in the nine months ended September 30, 2010, primarily attributable to the $100 million dividend received from B&W in the 2010 period.

Credit Agreement

The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million, and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder.

In August 2011, we amended the Credit Agreement. The amendment, among other things, (1) extended the scheduled maturity date of the credit facility from May 3, 2014 to August 19, 2016; (2) increased the aggregate lender commitments from $900 million to $950 million for all revolving loan and letter of credit commitments under the Credit Agreement; (3) reduced the interest rate, commitment fee and letter of credit fee payable under the Credit Agreement; (4) increased permitted capital expenditures (prior to adjustment based on amount of restricted payments and allowed carry forward) from $400.0 million to $600.0 million per year; (5) permits the incurrence of unsecured debt so long as we are in pro forma compliance with a maximum 2.75:1.00 leverage ratio, which replaced a pre-existing limit of $400.0 million on unsecured debt, and increased the maximum permitted leverage ratio from 2.50:1.00 to 3.00:1.00; (6) permits us to use the net proceeds from the issuance of debt (other than loans under the Credit Agreement) to make investments in joint ventures and subsidiaries that are not guarantors under the Credit Agreement; (7) increased the annual basket for restricted payments from $50.0 million to $100.0 million; (8) permits the sale of certain vessels and other assets; (9) eliminated the annual limit on asset sales, so long as certain conditions are met; and (10) released certain assets from the liens securing the credit facility.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 1.50% to 2.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.50% to 1.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.200% and 0.450% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.50% and 2.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement, we paid certain up-front fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents for the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At September 30, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $305.0 million. At September 30, 2011, there was $645.0 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended September 30, 2011. Had there been borrowings, the applicable base interest rate would have been approximately 4.25% per annum. In addition, we had $275.8 million in outstanding unsecured bilateral letters of credit at September 30, 2011.

Based on the credit ratings at September 30, 2011 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Credit Agreement was 0.30%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $45.5 million onto our balance sheet at September 30, 2011, of which approximately $6.6 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of nine months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At September 30, 2011 and December 31, 2010, there were $43.6 million and $3.4 million, respectively, in borrowings outstanding under this agreement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are registered with the Panamanian National Securities Commission (the “PNSC”) and, as a result, we are subject to Decree No. 45 of December 5, 1977, of the Republic of Panama, as amended (the “Decree”). The Decree imposes certain restrictions on offers to acquire voting securities of a company registered with the PNSC if, following such an acquisition, the acquiror would own directly or indirectly more than 5% of the outstanding voting securities (or securities convertible into voting securities) of such company, with a market value of at least five million Balboas (approximately $5 million). Under the Decree, any such offeror would be required to provide McDermott with a declaration stating, among other things, the identity and background of the offeror, the source and amount of funds to be used in the proposed transaction and the offeror’s plans with respect to McDermott. In that event, the PNSC may, at our request, hold a public hearing as to the adequacy of the disclosure provided by the offeror. Following such a hearing, the PNSC would either determine that full and fair disclosure had been provided and that the offeror had complied with the Decree or prohibit the offeror from proceeding with the offer until it has furnished the required information and fully complied with the Decree. Under the Decree, such a proposed transaction cannot be consummated until 45 days after the delivery of the required declaration prepared or supplemented in a complete and accurate manner, and our board of directors may, in its discretion, within 15 days of receiving a complete and accurate declaration, elect to submit the transaction to a vote of our stockholders. In that case, the transaction could not proceed until approved by the holders of at least two-thirds of the voting power of the shares entitled to vote at a meeting held within 30 days of the date it is called. If such a vote is obtained, the shares held by the offeror would be required to be voted in the same proportion as all other shares that are voted in favor of or against the offer. If the stockholders approved the transaction, it would have to be consummated within 60 days following the date of that approval. The Decree provides for a civil right of action by stockholders against an offeror who does not comply with the provisions of the Decree. It also provides that certain persons, including brokers and other intermediaries who participate with the offeror in a transaction that violates the Decree, may be jointly and severally liable with the offeror for damages that arise from a violation of the Decree. We have a long-standing practice of not requiring a declaration under the Decree from passive investors who do not express any intent to exercise influence or control over our company and who remain as passive investors, so long as they timely file appropriate information on Schedule 13D or Schedule 13G under the Securities Exchange Act of 1934. This practice is consistent with advice we have received from our Panamanian counsel to the effect that our Board of Directors may waive the protection afforded by the Decree and not require declarations from passive investors who invest in our common stock with no intent to exercise influence or control over our Company.

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

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2011, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2011	117,050	$20.11	not applicable	not applicable
August 1 – August 31, 2011	4,857	13.93	not applicable	not applicable
September 1 – September 30, 2011	—	—	not applicable	not applicable

Total	121,907	$18.05	not applicable	not applicable

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

10.1	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

By:	/s/ PERRY L. ELDERS
Perry L. Elders
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 8, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

10.1	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document