Form 10-K
period 2011-12-31
MCDERMOTT INTERNATIONAL INC
filed 2012-02-29
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(281) 870-5000

Registrant’s Telephone Number, Including Area Code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2011) was approximately $4.7 billion.

The number of shares of the registrant’s common stock outstanding at February 10, 2012 was 235,056,441.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“MII”), a Panamanian corporation, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. We are one of the largest U.S.-based engineering and construction (“E&C”) companies exclusively focused on the upstream offshore oil and gas sector. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in more than 20 countries across the Atlantic, Middle East and Asia Pacific, our integrated resources include approximately 13,500 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services. We have fully integrated capabilities in both shallow water and deepwater construction. We believe we are among the few offshore construction contractors globally capable of providing this wide range of services in many of the larger offshore oil and gas producing regions in the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries. MII’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Segments

Our business segments consist of Asia Pacific, Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment. We also report certain corporate and other non-operating activities under Corporate and Other. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. Accordingly, we report our financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. For financial information about our segments, see Note 11 to our consolidated financial statements included in this annual report.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of national, major integrated and other oil and gas companies primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we have developed a fabrication facility located in China. At December 31, 2011 and 2010, our Asia Pacific segment employed approximately 5,600 and 7,800 employees, respectively.

Atlantic Segment

Through our Atlantic segment, we serve the needs of national, major integrated and other oil and gas companies, primarily in the United States, Brazil, Mexico, Trinidad and West Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico. Our Atlantic segment employed approximately 1,600 and 1,300 employees at December 31, 2011 and 2010, respectively.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of national, major integrated and other oil and gas companies primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia and Turkmenistan. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E. At December 31, 2011 and 2010, our Middle East segment employed approximately 6,300 and 5,900 employees, respectively.

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

Discontinued Operations and Other Items

Charter Fleet Business

During 2010, we committed to a plan to sell our charter fleet business, which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda

Acquisition”). Based on information obtained through recent discussions with interested parties and external advisors, in December 2011 we recognized an approximate $22 million write-down of the carrying value of the assets held for sale to reflect their estimated net realizable value.

Spin-Off of B&W

On July 30, 2010, we completed the spin-off of The Babcock & Wilcox Company (“B&W”) to our stockholders through a distribution of all of the outstanding common stock of B&W. B&W’s assets and businesses primarily consisted of those that we previously reported as our Government Operations and Power Generation Systems segments. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

Our results of operations for the periods presented in this annual report reflect the operations of the charter fleet business and B&W as discontinued operations.

Vessel Sale

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our consolidated statements of income for the year ended December 31, 2011 for the Atlantic segment.

Fabrication Facility

During the quarter ended September 30, 2010, we incurred approximately $21 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. After obtaining additional information regarding the discontinuance of our development plans, in the quarter ended December 31, 2011 we reduced our estimated closure costs by $10 million to reflect our revised estimate.

Acquisitions

We had no significant acquisitions during 2011 or 2010. We continue to evaluate accelerated growth opportunities achievable through acquisition or consolidation, in addition to pursuing organic growth strategies.

Contracts

We execute our contracts through a variety of methods, including fixed-price, cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods, with fixed-price being the most prevalent. Contracts are usually awarded through a competitive bid process, primarily based on price. However, other factors that customers may consider include facility or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

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

We have contracts that extend beyond one year. Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-

term contracts either through an estimate of such charges, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and commodity prices.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $66 million, of which approximately $17 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from April 2011 to December 2012. Subsequent to December 31, 2011, approximately $28 million of the $66 million possible liquidated damages were resolved without payment. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenues from a contract award are recorded in backlog for a variety of reasons, including projects awarded and completed within the same fiscal period. We generally include expected revenues of contracts in our backlog when we enter into a written confirmation with our customers. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog.

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

Our backlog at December 31, 2011 and 2010 was as follows:

	December 31, 2011		December 31, 2010
	(Dollars in approximate millions)
Asia Pacific	$1,523	39%	$2,176	43%
Atlantic	711	18%	315	6%
Middle East	1,647	43%	2,548	51%

Total Backlog	$3,881	100%	$5,039	100%

Of the December 31, 2011 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter
	(In approximate millions)
Total Backlog	$3,226	$445	$210

Of the December 31, 2011 backlog, approximately $347 million is from projects currently in a loss position whereby future revenues are expected to equal costs when recognized. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers. Additionally, we have one project that we are accounting for under our deferred profit recognition policy, representing approximately $144 million of the December 31, 2011 backlog.

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

Asia Pacific

A number of companies compete with us in the Asia Pacific segment. These competitors include: Allseas Marine Contractors S.A.; Daewoo Engineering & Construction Co., Ltd.; EMAS Offshore Pte Ltd.; Heerema Group; Hyundai Heavy Industrial Co., Ltd.; Nippon Steel Corporation; Saipem S.p.A.; Samsung Heavy Industries Co., Ltd.; Sapura Kencana Petroleum; Subsea 7 S.A.; Swiber Holdings Ltd.; and Technip S.A.

Atlantic

Our Atlantic segment‘s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Heerema Group; Helix Energy Solutions Group, Inc.; KBR, Inc.; Kiewit Corporation; Saipem S.p.A.; Subsea 7 S.A.; and Technip S.A.

Middle East

Our Middle East segment’s competitors include: Hyundai Heavy Industrial Co. Ltd.; Keppel Corporation; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.p.A.; Technip S.A.; and Valentine and Swiber Holdings Ltd.

Joint Ventures

We participate in the ownership of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we sometimes refer to as “joint ventures” or, when we refer to only those that are not consolidated, as “unconsolidated affiliates.” We generally account for our investments in joint ventures under the equity method of accounting. Our more substantial joint ventures are described below.

Asia Pacific

•

Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. We co-own this entity with Qingdao Wuchuan Heavy Industry Co. Ltd., a leading shipbuilder in China. This joint venture, which commenced in 2009, plans to provide procurement and construction services to the oil and gas industry, including floating, production, storage, off-loading (“FPSO”) vessel construction and integration.

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

•

Construção e Montagem Offshore, S.A. We co-own this entity with Construcap-CCPS Engenharia e Comércio S.A. (40%) and Orteng Equipamentos e Sistemas Ltda. (20%). This joint venture plans to provide engineering, procurement and construction services to the oil and gas industry. A significant part of this entity’s strategy is to construct and integrate FPSO modules.

Customers

We provide services to a diverse customer base, including major integrated and national oil and gas companies. Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2011, 2010 and 2009 were as follows:

Year Ended December 31, 2011:
Exxon Mobil Corporation	36%
Saudi Aramco	24%
Chevron Corporation	10%
Abu Dhabi Marine Operating Company	*
Al-Khafji Joint Operations	*

Year Ended December 31, 2010:
Saudi Aramco	40%
Chevron Corporation	15%
Exxon Mobil Corporation	10%
Shell Oil Company.	*
Woodside Energy Limited	*

Year Ended December 31, 2009:
Saudi Aramco	20%
Ras Laffan Liquified Natural Gas Company	16%
Qatar Liquified Gas Company	12%
Shell Oil Company.	11%
Maersk Oil Qatar	11%

*	Less than 10% of consolidated revenues

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

Employees

At December 31, 2011, we employed approximately 13,500 persons worldwide, compared with approximately 15,000 at December 31, 2010. Approximately 4,300 of those employees were members of labor unions at December 31, 2011, compared with approximately 6,400 at December 31, 2010. Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and political risks, confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), losses or liability related to acts of terrorism, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems or controls or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable. Claims as a result of our operations could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented.

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

In addition, certain ancillary activities related to the offshore construction industry, including the transportation of personnel and equipment between U.S. ports and the field of work in U.S. waters, may constitute “coastwise trade” within the meaning of certain U.S. federal laws and regulations. Under these laws and regulations, including the cabotage law generally referred to as the “Jones Act,” only vessels (i) owned by a certain percentage of U.S. citizens that are built and registered under the laws of the U.S. or (ii) which are subject to an exception or exemption may engage in such “coastwise trade.” When we operate our foreign-flagged vessels in the U.S. Gulf of Mexico, we operate within the current interpretation of the Jones Act with respect to permitted activities for foreign-flagged vessels. Significant changes to the interpretation of the Jones Act and ruling letters regarding the Jones Act could affect our ability to operate, or competitively operate, our foreign-flagged vessels in the U.S. Gulf of Mexico or other U.S. waters. We are also subject to the risk of the enactment or amendment of cabotage laws in other jurisdictions in which we operate, which could negatively impact our operations in those jurisdictions.

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

These laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, as amended and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily, in the United States, the Occupational Safety and Health Act and regulations promulgated thereunder.

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

At December 31, 2011 and 2010, we had total environmental reserves of $1.3 million and $2.9 million, respectively. Of our total environmental reserves at December 31, 2011 and 2010, $1.3 million and $2.4 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

During the year ended December 31, 2011, we recovered $2.0 million of environmental reserves associated with the April 2006 sale of our former Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”). TNG was reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2006 and, accordingly, the recovery of this reserve is included in income from discontinued operations, net of tax for the year ended December 31, 2011.

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

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	The capital investment required to maintain and/or upgrade our fleet of vessels;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key financial and human resources legacy systems;

•	social, political and economic situations in foreign countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several subsidiaries of our former subsidiary B&W.

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

Available Information

Our website address is www.mcdermott.com. We make available through the Investors section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Guidelines; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Officers, Board Members and Contact Information; Amended and Restated Articles of Incorporation; By-laws; and charters for the Audit, Governance, Compensation and Finance Committees of our Board.

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

We are engaged in a highly competitive industry, and we have contracted for a substantial number of projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in the industry in which we operate may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

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

We have a substantial investment in our marine fleet. At times, a vessel or several vessels may require increased levels of maintenance and capital expenditures, may be less efficient than competitors’ vessels for certain projects, and may experience mechanical failure with the inability to economically return to service. If we are unable to manage our fleet efficiently and find profitable market opportunities for our vessels, our results of operations may deteriorate and our financial position and cash flows could be adversely affected.

We operate a fleet of construction and multi-service vessels of varying ages. Some of our competitors’ fleets and competing vessels in those fleets may be substantially newer than ours and more technologically advanced. Our vessels may not be capable of serving all markets and may require additional maintenance and capital expenditures, due to age or other factors, creating periods of downtime. In addition, customer requirements and laws of various jurisdictions may limit the use of older vessels or a foreign-flagged vessel, unless we are able to obtain an exception to such requirements and laws, which may not be available. Our ability to continue to upgrade our fleet depends on our ability to economically commission the construction of new vessels, as well as the availability to purchase in the secondary market newer, more technologically advanced vessels with the capabilities that may be required by our customers. If we are unable to manage our fleet efficiently and find profitable market opportunities for our vessels, our results of operations may deteriorate and our financial position and cash flows could be adversely affected.

Vessel upgrade, refurbishment and repair projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We expect to make significant upgrade, refurbishment and repair expenditures for our vessel fleet from time to time, particularly in light of the aging nature of our vessels and requests for upgraded equipment from our customers. Some of these expenditures may be unplanned. Vessel upgrade, refurbishment and repair projects may be subject to the risks of delay or cost overruns, including delays or cost overruns resulting from any one or more of the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts or materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;

•	shipyard delays and performance issues;

•	failures or delays of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	work stoppages and other labor disputes;

•	unanticipated actual or purported change orders;

•	disputes with shipyards and suppliers;

•	design and engineering problems;

•	latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties at shipyards;

•	interference from adverse weather conditions;

•	difficulties in obtaining necessary permits or in meeting permit conditions; and

•	customer acceptance delays.

Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for vessel upgrade, refurbishment and repair projects could materially exceed our planned capital expenditures. The failure to complete such a project on time, or the inability to complete it in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a contract. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Moreover, our vessels undergoing upgrade, refurbishment and repair activities may not earn revenue during periods when they are out of service.

Our operations could continue to be adversely impacted by the Macondo well incident and resulting regulations.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. During the period from May 28 through October 12, 2010, the U.S. government imposed moratoriums on all offshore deepwater drilling projects. During 2010, the U.S. government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety regulations. In addition, the U.S. government is requiring that operators demonstrate their compliance with the new regulations before commencing deepwater drilling operations. Compliance issues associated with regulations are significantly impacting deepwater drilling in the U.S. Gulf of Mexico. Marine vessel utilization in our Atlantic segment has been negatively impacted by these developments. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and the impacts of these factors on decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on our operations.

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

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risks that the joint venture may not be able to effectively or efficiently manage its operations and that we may be restricted in our ability to access the cash flows or assets of these entities.

We conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of our joint ventures. Even in those joint ventures that we manage, we may be required to consider the interests of the other joint venture participants in connection with decisions concerning the operations of the joint ventures, which in our belief may not be as efficient or effective as in our wholly owned subsidiaries. We may experience difficulties relating to the assimilation of personnel, services and systems in the joint venture operations. Any failure to efficiently and effectively operate with our joint venture partners may cause us to fail to realize the anticipated benefits of entering into the joint venture and could adversely affect our operating results for the joint venture. Additionally, our foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their ability to transfer funds to us. As a result, arrangements involving foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities.

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

Foreign exchange risks and fluctuations may affect our profitability on certain projects.

We operate on a worldwide basis with substantial operations outside the U.S. that subject us to currency exchange risks. In order to manage some of the risks associated with foreign currency exchange rates, we enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

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

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to the participation of our executives in the management of certain outside entities, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity protection is insufficient could have a material adverse effect on us.

We have a captive insurance company subsidiary which provides us with various insurance coverages. Claims as a result of our operations could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several subsidiaries of our former subsidiary B&W, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to the asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

Volatility and uncertainty of the financial markets may negatively impact us.

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents, investments, cash flows from operations, and borrowings under our credit facility. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and institutions represented in our credit facility, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. In the past several years, the financial markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. If national and international economic conditions deteriorate, it is possible that we may not be able to fully draw upon our existing credit facility and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

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

In line with industry practice, we are often required to post standby letters of credit to customers. These letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. We have limited capacity under our credit facility for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

We depend on a relatively small number of customers.

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our inability to continue to perform services for a number of these large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations. Our significant customers include major integrated and national oil and gas companies.

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

We intend to pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen or broaden the types of projects we execute and also expand into new industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, business or asset acquisitions involve certain risks, including:

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

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. See “Governmental Regulations and Environmental Matters—Environmental” in Item 1 above for further information.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, other applicable worldwide anti-corruption laws or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the recently enacted U.K. Bribery Act, which became effective on July 1, 2011 and which is broader in scope than the FCPA, as it contains no facilitating payments exception. Additionally, in 1976 we entered into a consent decree with the U.S. Securities and Exchange Commission which, among other things, forbids us from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. We operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 consent decree. Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws or of the 1976 consent decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Systems and information technology interruption could adversely impact our ability to operate.

We are currently evaluating potential replacements of existing key financial and human resources legacy systems with new enterprise systems. This potential implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our possible systems implementations may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. This disruption and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

Our results of operations could be affected by natural disasters in locations in which we and our customers operate.

Our customers have operations in locations that are subject to natural disasters, such as flooding, hurricanes, tsunamis, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination of such disasters, such as the events experienced in Japan in 2011. The occurrence of any of these events and the impacts of such events could disrupt and adversely affect the operations of our customers and suppliers as well as our operations in the areas in which these types of events occur.

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

If, notwithstanding receipt of the private letter ruling and opinion, certain transactions related to the spin-off were to fail to qualify for tax-free treatment, B&W would be treated as if it had sold part of its assets (which were retained by us) in a taxable sale for fair market value and we would be treated as receiving such assets from B&W as a taxable dividend.

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

The following table provides the segment name, location, and general use of each of our principal properties at December 31, 2011 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased
Asia Pacific
Singapore, Singapore	Operations/engineering/administrative office	Leased
Batam Island, Indonesia	Fabrication facility	Leased
Perth, Australia	Operations/administrative	Leased
Melbourne, Australia	Operations	Leased

Atlantic
Morgan City, Louisiana	Fabrication facility	Leased
Altamira, Mexico	Fabrication facility	Owned/Leased
Houston, Texas	Operations/engineering/administrative office	Leased
New Orleans, Louisiana	Engineering office	Leased

Middle East
Dubai (Jebel Ali), U.A.E.	Operations/engineering/fabrication/administrative office	Leased
Chennai, India	Engineering office	Leased
Al Khobar, Saudi Arabia	Operations/engineering office	Leased
Baku, Azerbaijan	Operations/administrative office	Leased

Corporate
Houston, Texas	Administrative office	Leased

We also lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

We operate a fleet of construction and multi-service vessels. Our pipelay and derrick vessels range in length from 260 to 500 feet and are equipped with revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Our multi-service vessels have capabilities which include subsea construction, pipelay, cable lay and dive support. Seven of our owned and/or operated major construction and multi-service vessels are self-propelled. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels. Most of our marine vessels are encumbered by liens under our credit facility.

The following table sets forth certain information with respect to the major construction and multi-service vessels utilized to conduct our operations, including their location at December 31, 2011:

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
ATLANTIC
Agile(1)	Multi-Service Vessel	1978/2011	100	—
DB 16(1)	Pipelay/Derrick	1967/2000	860	30
Intermac 600	Launch/Cargo Barge	1973	—	—
MIDDLE EAST
DB 27	Pipelay/Derrick	1974/1984	2,400	60
DB 101	Semi-Submersible Derrick	1978/1984	3,500	—
LB 32	Pipelay	2010	—	60
North Ocean 102(1)	Multi-Service Vessel	2009	100	—
Thebaud Sea(1)	Multi-Service Vessel	1999	50	—
ASIA PACIFIC
Bold Endurance(1)	Multi-Service Vessel	1979	—	—
DB 26	Pipelay/Derrick	1975	900	60
DB 30	Pipelay/Derrick	1975/1999	3,080	60
DB 50(1)	Pipelay/Derrick	1988	4,400	20
DLB KP1	Pipelay/Derrick	1974	660	60
Emerald Sea(1)	Multi-Service Vessel	1996/2007	100	—
Intermac 650	Launch/Cargo Barge	1980/2006	—	—

(1)	Vessel with dynamic positioning capability

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

The information set forth under the heading “Investigations and Litigation” in Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in this annual report is incorporated by reference into this Item 3.

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

High and low stock prices by quarter for the years ended December 31, 2011 and 2010:

YEAR ENDED DECEMBER 31, 2011

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2011	$26.14	$18.96
June 30, 2011	$25.94	$17.69
September 30, 2011	$21.69	$10.76
December 31, 2011	$14.84	$9.77

YEAR ENDED DECEMBER 31, 2010

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2010	$27.15	$21.34
June 30, 2010	$28.98	$19.25
September 30, 2010(1)	$25.10	$12.10
December 31, 2010	$20.78	$14.25

(1)	On July 30, 2010, we completed the spin-off of B&W. On July 30, 2010, the closing price of our common stock on the NYSE was $23.51. On August 2, 2010, the opening price of our common stock on the NYSE was $12.56.

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of February 10, 2012, there were approximately 2,655 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,262,879	$10.96	8,871,477

The following graph provides a comparison of our five-year, cumulative total shareholder return(1) from December 2006 through December 2011 to the return of S&P 500 and our custom peer group.

(1)	Assumes initial investment of $100 on December 31, 2006. All stock prices before the B&W spin-off have been discounted 48% to remove the value attributed to the stock dividend of B&W common stock for all periods presented.
(2)	Includes Global Industries, Ltd. until December 1, 2011, the date it was acquired by Technip S.A.

The peer group used for the five-year comparison was comprised of the following companies:

• Baker Hughes Incorporated	• Helix Energy Solutions Group, Inc.

• Cal Dive International, Inc.	• Jacobs Engineering Group Inc.

• Cameron International Corporation	• KBR, Inc.

• Chicago Bridge & Iron Company N.V.	• National Oilwell Varco, Inc.

• Dresser-Rand Group, Inc.	• Noble Corporation

• FMC Technologies, Inc.	• Oceaneering International, Inc.

• Foster Wheeler AG	• Oil States International, Inc.

• Global Industries, Ltd.	• The Shaw Group Inc.

• Halliburton Company	• Tidewater Inc.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2011	2010	2009	2008	2007
	(In thousands, except for per share amounts)
Statement of Income Data(1):
Revenues	$3,445,110	$2,403,743	$3,281,790	$3,098,104	$2,396,963
Operating Income	$250,723	$314,905	$279,349	$106,987	$381,256
Income from Continuing Operations	$151,542	$236,566	$206,158	$60,649	$385,090
Income (Loss) from Discontinued Operations	$(12,812)	$(34,900)	$180,898	$368,653	$222,738
Net Income Attributable to McDermott International, Inc.	$138,730	$201,666	$387,056	$429,302	$607,828
Basic Earnings per Common Share:
Income from Continuing Operations	0.65	1.02	0.90	0.27	1.72
Income (Loss) from Discontinued Operations	(0.05)	(0.15)	0.79	1.62	1.00
Diluted Earnings per Common Share:
Income from Continuing Operations	0.64	1.00	0.88	0.26	1.68
Income (Loss) from Discontinued Operations	(0.05)	(0.15)	0.78	1.60	0.97
Balance Sheet Data(2):
Total Assets	$2,992,814	$2,598,688	$4,849,110	$4,601,693	$4,411,486
Current Maturities of Long-Term Debt	$8,941	$8,547	$16,270	$9,021	$6,599
Long-Term Debt	$84,794	$46,748	$56,714	$6,109	$10,609
Total Equity	$1,733,712	$1,512,267	$1,833,100	$1,316,513	$1,167,378

(1)	Statement of income data prior to December 31, 2010 have been restated to reflect the discontinuance of our charter fleet business and the July 30, 2010 spin-off of B&W.
(2)	Balance sheet data presented prior to December 31, 2010 includes the historical information of the charter fleet business and B&W.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

MII is a leading EPCI company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for offshore oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our reporting segments consist of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under Corporate and Other. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments.

Our business activity depends mainly on capital expenditures for offshore construction services of major integrated oil and gas companies and national oil companies for the construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues.

The results of operations for the years presented reflect the historical operations of the charter fleet business and B&W as discontinued operations. The discussions of our business and results of operations in this annual report are presented on the basis of continuing operations.

Recent Developments

During 2010, we committed to a plan to sell our charter fleet business, which operates 10 of the 14 vessels acquired in our 2007 Secunda Acquisition. Based on information obtained through recent discussions with interested parties and external advisors, in December 2011 we recognized an approximate $22 million write-down of the carrying value of the assets held for sale to reflect their estimated net realizable value.

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million.

Business Outlook

We expect our backlog of approximately $3.9 billion at December 31, 2011 to produce revenues of approximately $3.2 billion in 2012, not including the effects of any change orders or new contracts that may be awarded during the year. We are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2012, subject to successful contract negotiations. We were also awarded an approximate $2 billion contract in February 2012. These projects are not included in the December 31, 2011 backlog.

Improvements in oil prices have led to increased levels of capital expenditures by the major integrated oil and gas companies and national oil companies. As a result, we have a significant number of bids outstanding as we look to take advantage of the increased market activity. However, any significant future economic contraction could reduce worldwide demand for energy and negatively impact any improvements in oil prices, leading our customers to defer major capital projects, which would result in a decline in the demand for our services.

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

We generated more than 98% of our 2011 consolidated revenues from projects outside the U.S. Our worldwide operations are heavily influenced by the worldwide demand for oil and gas. Our Atlantic segment operation continues to be adversely impacted by uncertainty in the U.S. Gulf of Mexico. The U.S. Government has implemented new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety regulations. Compliance issues associated with these new regulations are significantly impacting deepwater drilling activity in the U.S. Gulf of Mexico, which has in turn negatively impacted marine vessel utilization in our Atlantic segment. We have and will continue to monitor the regulatory and market developments in the U.S. Gulf of Mexico, and we believe we will continue to incur losses in our Atlantic segment in the near term, in large part due to our fixed costs. As a result, our Atlantic segment operations, financial position and cash flows could be adversely affected. We continue to take certain measures to reduce our U.S. cost structure to address current and anticipated business levels. While these cost reductions are expected to improve long-term operating performance, short-term operating performance could be negatively impacted due to restructuring, severance and other costs related to the anticipated actions. In the long term, we anticipate improvements in the Atlantic segment, due not only to the U.S. Gulf of Mexico business outlook, but also the other regions included in this segment, including Brazil, Mexico, the Caribbean, West Africa and the North Sea.

As of December 31, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $66 million, of which approximately $17 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from April 2011 to December 2012. Subsequent to December 31, 2011, approximately $28 million of the $66 million possible liquidated damages were resolved without payment. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and accompanying notes are presented in U.S. Dollars and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The amounts we report in our consolidated financial statements and accompanying notes reflect the application of our accounting policies and management’s estimates and assumptions. We believe the following are our most critical accounting policies applied in the preparation of our consolidated financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts. Our Atlantic segment accounts for one project under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This project was awarded to one of our joint ventures, and the Atlantic segment’s backlog includes a subcontract from our joint venture, of which approximately $144 million relating to this project remains in backlog at December 31, 2011. This project contributed revenues and costs equally, totaling approximately $45 million for the year ended December 31, 2011.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2011, 2010 or 2009.

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

We include claims in contract value when we consider collection to be probable and the value can be reasonably estimated. Claim revenue is only recorded in our consolidated financial statements to the extent of associated costs. For the year ended December 31, 2011, approximately $12 million of revenues and costs are reflected in our consolidated financial statements pertaining to claims. Certain of our unconsolidated joint ventures also included approximately $13 million of claim revenue and costs in their financial statements for the year ended December 31, 2011. The amounts recorded for claims in the years ended December 31, 2010 and 2009 were not material to the consolidated financial statements. We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

As of December 31, 2011, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs.

Derivative Financial Instruments. Our worldwide operations give rise to exposure to changes in certain market conditions, which may adversely impact our financial performance. When we deem it appropriate, we use derivatives as a risk management tool to mitigate the potential impacts of certain market risks. The primary market risk we manage through the use of derivative instruments is movement in foreign currency exchange rates. We use foreign currency derivative contracts to reduce the impact of changes in foreign currency exchange rates on our operating results. We use these instruments to hedge our exposure associated with revenues and/or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

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

Property, Plant and Equipment. We carry our property, plant and equipment at depreciated cost. Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. We do not depreciate property, plant and equipment classified as held for sale.

We recognize economic impairment when we determine impairment has occurred. Factors that impact our determination of impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them, except for drydocking costs. We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally three to five years.

Insurance and Self-Insurance. Our wholly owned captive insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. We reduced our self-insurance in our wholly owned captive insurance subsidiary by $17.3 million, $2.4 million and $4.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, and recognized these reductions in cost of operations in our consolidated statements of income.

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our investment consultant, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market value of our plan assets. The expected long-term rate of return is based on the expected return of the various asset classes held in the plan, weighted by the target allocation of the plan’s assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings. See Note 4 to our consolidated financial statements included in this annual report for information on our pension plans.

Loss Contingencies. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 13. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

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

Impairment. We do not amortize goodwill but instead review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review involves comparing the fair value to the net book value of each applicable operating segment and, therefore, is significantly impacted by estimates and judgments.

We completed our annual review of goodwill for our Asia Pacific and Middle East segments as of December 31, 2011, which indicated that the fair value for each of those segments was significantly in excess of the carrying amount, resulting in no goodwill impairment.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

For the years ended December 31, 2011 and 2010, we recognized impairment charges on certain vessels of $5.5 million and $24.4 million, respectively, in our consolidated statements of income.

Deferred Taxes. We believe that our deferred tax assets recorded as of December 31, 2011 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

Stock-Based Compensation. Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price.

For discussion of recently adopted accounting standards and updates, see Note 1 to our consolidated financial statements included in this annual report.

Segment Operations

Our segment revenues, net of intersegment revenues, as well as the approximate percentages of our total consolidated revenues, operating income and operating margin, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income
	Amount	Percent of Consolidated Revenues	Amount	Operating Margin
December 31, 2011:
Asia Pacific	$1,898,033	55%	$202,969	11%
Atlantic	267,019	8%	(174,152)	*
Middle East	1,280,058	37%	221,906	17%

Consolidated	$3,445,110	100%	$250,723	7%
December 31, 2010:
Asia Pacific	$870,410	36%	$88,012	10%
Atlantic	183,001	8%	(89,692)	*
Middle East	1,350,332	56%	316,585	23%

Consolidated	$2,403,743	100%	$314,905	13%
December 31, 2009:
Asia Pacific	$997,938	30%	$141,494	14%
Atlantic	230,428	7%	(20,942)	*
Middle East	2,053,424	63%	158,797	8%

Consolidated	$3,281,790	100%	$279,349	9%

*	Not meaningful

For additional information on the geographic distribution of our revenues, see Note 11 to our consolidated financial statements included in this annual report.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Revenues

Revenues increased approximately 43%, or $1.0 billion, to $3.4 billion in the year ended December 31, 2011 compared to $2.4 billion in the year ended December 31, 2010. The revenue growth was primarily attributable to the Asia Pacific segment. Revenues in our Asia Pacific segment increased $1.0 billion to $1.9 billion in the year ended December 31, 2011 compared to $870.4 million in the year ended December 31, 2010, primarily influenced by the expanded scope and increased marine activity on one of our EPCI projects as well as increased marine activity on other projects. In addition, revenues in the Atlantic segment improved by $84.0 million to $267.0 million in the year ended December 31, 2011 as compared to $183.0 million in the year ended December 31, 2010, influenced primarily by increased fabrication activities on projects that began during 2011. The revenue improvements in our Asia Pacific and Atlantic segments were partially offset by a $70.3 million revenue decline in our Middle East segment for the year ended December 31, 2011, largely as a result of reduced fabrication activity levels in 2011 on certain projects in Saudi Arabia due to the fabrication activities being completed or near completion during 2010.

Operating Income

Operating income decreased $64.2 million to $250.7 million in the year ended December 31, 2011 from $314.9 million in the year ended December 31, 2010, primarily attributable to: (1) approximately $162 million of certain project charges, with approximately $139 million of those charges experienced in our Atlantic segment; (2) lower change orders, project close-outs and settlements, primarily in our Middle East and Asia Pacific segments; and (3) a $5.5 million impairment charge on a marine vessel that was allocated to our operating segments. These items were partially offset by increased operating income in our Asia Pacific segment and, to a lesser extent, approximately $35 million of non-operating benefits, including a reduction in our self-insurance accruals in Corporate and Other, a reduction in the estimated closure costs to discontinue a planned fabrication facility in our Middle East segment and a gain on the sale of a marine vessel in our Atlantic segment.

Operating income is frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, therefore, is difficult to predict. While we experienced a 6% operating margin decline in 2011, it is difficult to predict future margin increases or decreases, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Operating income in the Middle East segment declined $94.7 million to $221.9 million in the year ended December 31, 2011 compared to $316.6 million in the year ended December 31, 2010, primarily driven by lower income in 2011 attributable to change orders, project close-outs and settlements on completed projects and reduced fabrication activity levels in 2011 associated with certain projects in Saudi Arabia that were completed or near completion during 2010. While marine activity during 2011 increased, the 2011 activity was primarily related to lower margin projects, including a marine project (which we completed in February of 2012) on which we recorded charges of approximately $14 million, primarily related to cost increases associated with vessel mobilization, reduced productivity, mechanical downtime and adverse weather conditions.

Operating income in the Asia Pacific segment increased $115.0 million from $88.0 million in the year ended December 31, 2010 to $203.0 million in the year ended December 31, 2011, primarily attributable to the expanded scope and increased marine activity on one of our EPCI projects. This increase was partially offset by lower income in 2011 attributable to change orders, project close-outs and settlements on completed projects and lower fabrication activity in 2011.

The Atlantic segment reported an operating loss of $174.2 million for the year ended December 31, 2011, which included: (1) approximately $74 million of incremental costs associated with a five-year marine charter in Brazil, primarily for overruns on certain vessel upgrades, drydock expenses, increases in estimated vessel operating costs and vessel equipment repair costs and estimated liquidated damages based on resulting delays in project commencement; and (2) approximately $65 million of costs incurred on a marine project in Mexico (which we expect to complete in the first half of 2012), primarily attributable to unfavorable weather conditions in the Gulf of Mexico and importation delays into Mexico, which caused reduced productivity and subcontractor standby costs. The Atlantic segment reported an operating loss of $89.7 million for the year ended December 31, 2010, which included a $24.4 million impairment charge on two of the four vessels we plan to retain from the Secunda Acquisition, the Agile and Bold Endurance. Excluding the impact of these items from both periods, the Atlantic segment operating loss would have been lower for the year ended December 31, 2011 as compared to the year ended December 31, 2010, reflecting the impact of certain cost reduction efforts and increased fabrication activity, partially offset by lower marine asset utilization.

Other Items in Operating Income

Selling, general and administrative expenses decreased by $4.8 million to $212.0 million for the year ended December 31, 2011 as compared to $216.8 million in 2010, primarily due to lower corporate and employee compensation costs, partially offset by increased bidding and proposal-related costs.

Equity in loss of unconsolidated affiliates improved by $2.6 million to $5.0 million for the year ended December 31, 2011, compared to $7.6 million in 2010, primarily attributable to fee income recognized at one of our joint ventures, partially offset by increased losses at two of our joint ventures.

Other Items

Interest income was $1.8 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively.

Interest expense improved by $2.1 million to expense of $0.5 million in the year ended December 31, 2011, primarily as a result of the $4.1 million write-off in the year ended December 31, 2010 of unamortized debt issuance costs associated with the replacement of our previous credit facility.

Other expense—net improved by $9.2 million to expense of $0.8 million in the year ended December 31, 2011 compared to expense of $10.0 million in the year ended December 31, 2010, primarily due to foreign currency gains recognized in 2011 as compared to losses in 2010.

Provision for Income Taxes

For the year ended December 31, 2011, the provision for income taxes increased by $45.9 million to $87.1 million, while income before provision for income taxes decreased by $52.5 million to $251.3 million. The increase in provision for income taxes was primarily attributable to a change in the mix of earnings across jurisdictions, resulting in a larger proportion of our income being taxed at higher tax rates, compounded by operating losses in our Atlantic segment for which we do not realize a benefit. As a result, our effective tax rate for the year ended December 31, 2011 was approximately 35%, as compared to 14% for the year ended December 31, 2010.

Discontinued Operations and Noncontrolling Interests

Total income (loss) from discontinued operations, net of tax, was a loss of $12.8 million and $34.9 million for the years ended December 31, 2011 and 2010, respectively. The year ended December 31, 2011 amount includes an approximate $22 million write-down of the carrying value of the charter fleet business, offset by income of our charter fleet business and a $2.0 million gain from the recovery of an environmental reserve associated with the sale of a business in 2006. Included in the year ended December 31, 2010 amounts are $95.6 million of costs related to the spin-off of B&W, the operating results of the B&W business, a $27.7 million write-down of the carrying value of the charter fleet business and the operating results of our charter fleet business.

Net income attributable to noncontrolling interests decreased by $13.4 million to $12.6 million in the year ended December 31, 2011, from $26.0 million for the year ended December 31, 2010, primarily due to reduced activity and lower net income at our joint ventures during 2011, including a project-specific profit sharing arrangement on an installation project in 2010, with no comparable activity in 2011.

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

We have provided this non-GAAP information to supplement the results we have provided in accordance with GAAP. The non-GAAP information should not be considered superior to, or as a substitute for, the comparable GAAP measure. However, we believe this non-GAAP information provides meaningful insight into our ongoing operational performance by separately identifying items that we considered non-recurring. Therefore, we use the non-GAAP information internally to evaluate our operations for purposes of review, planning and evaluating performance.

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

In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we initially entered into with a syndicate of lenders and letter of credit issuers in May 2010 (as amended, the “Credit Agreement”) provide an additional resource to fund our operating and investing activities. Management believes these sources of liquidity will be sufficient to fund our liquidity requirements for at least the next twelve months.

Credit Agreement

The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder.

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

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At December 31, 2011, we were in compliance with our covenant requirements. A comparison of the key financial covenants and current compliance is as follows:

	Required	Actual
Maximum leverage ratio	3.00	0.34
Minimum interest coverage ratio	4.00	12.69

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

At December 31, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $306.1 million. At December 31, 2011, there was $643.9 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the year ended December 31, 2011. Had there been any borrowings at December 31, 2011, the applicable base interest rate would have been approximately 4.25% per annum. In addition, we had $219.0 million in outstanding unsecured bilateral letters of credit at December 31, 2011.

Based on the credit ratings at December 31, 2011 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Credit Agreement was 0.30%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $43.3 million and $51.9 million on our balance sheets at December 31, 2011 and 2010, respectively, of which approximately $6.0 million and $8.5 million is classified as current notes payable at December 31, 2011 and 2010, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of nine months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At December 31, 2011, there was $50.4 million in borrowings outstanding, of which $2.9 million is classified as current notes payable. At December 31, 2010, there was $3.4 million in borrowings outstanding under this agreement.

Surety Bonds (Atlantic)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2011 and 2010, bonds issued under this arrangement totaled $19.5 million and $5.1 million, respectively.

Liquidity

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facility, continued to remain strong in 2011. Our liquidity position at December 31, 2011 was approximately $1.4 billion. This reflected an increase from $1.3 billion as of December 31, 2010, which was mainly due to factors discussed below in connection with our cash, investments and the changes in our cash flows from operating, investing and financing activities.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by approximately $154.7 million to $731.8 million at December 31, 2011 from $886.5 million at December 31, 2010, primarily due to the change in the net amount of contracts in progress and advanced billings and purchases of property, plant and equipment.

At December 31, 2011, we had current restricted cash and cash equivalents totaling $22.0 million, of which $20.0 million of which was held in restricted foreign-entity accounts and $2.0 million was held to meet reinsurance reserve requirements of our captive insurance subsidiary.

At December 31, 2011, we had investments with a fair value of $139.0 million. Our investment portfolio consists primarily of investments in commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $4.4 million and $4.3 million as of December 31, 2011 and 2010, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. We currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired as of December 31, 2011.

Our current assets, less current liabilities, excluding cash and cash equivalents and restricted cash improved by $103.3 million to a negative $77.4 million at December 31, 2011 from a negative $180.7 million at December 31, 2010, primarily due to increases in the net amount of contracts in progress and advanced billings and accounts receivable—trade.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $97.4 million in the year ended December 31, 2011, compared to net cash provided by operating activities of $384.3 million in the year ended December 31, 2010. This difference was primarily attributable to changes in net contracts in progress and advance billings and accounts receivable—trade.

Our net cash provided by operating activities was approximately $384.3 million in the year ended December 31, 2010, compared to net cash provided of approximately $185.6 million in the year ended December 31, 2009. This difference was primarily attributable to changes in net contracts in progress and advance billings.

Investing activities. Our net cash provided by (used in) investing activities changed by $535.7 million to net cash provided by investing activities of $48.8 million in the year ended December 31, 2011 from net cash used in investing activities of $486.9 million in the year ended December 31, 2010. This increase in net cash provided by (used in) investing activities was primarily attributable to a decrease in our restricted cash balance, and lower net sales and maturities of investments.

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

Financing activities. Our net cash provided by financing activities decreased by $54.8 million to $21.3 million in 2011 from $76.1 million in 2010, primarily due to increased borrowings associated with our North Ocean 105 vessel construction costs in 2011, while the 2010 period included a cash distribution paid to us by B&W.

Our net cash provided by (used in) financing activities changed by approximately $80.3 million to net cash provided by financing activities of $76.1 million in the year ended December 31, 2010 from net cash used in financing activities of $4.2 million in the year ended December 31, 2009, primarily due to a cash distribution paid to us by B&W.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2011 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$93,735	$8,941	$49,210	$11,862	$23,722
Operating leases	$157,838	$10,495	$18,271	$15,336	$113,736
Vessel charters	$12,181	$12,181	$—	$—	$—

We have interest payments on our long-term debt obligations as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$9,922	$2,693	$3,920	$1,783	$1,526

These obligations are based on the debt outstanding at December 31, 2011 and the stated interest rates. In addition, we expect cash requirements in 2012 of approximately $2 million for contributions to our pension plans.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$545,007	$295,542	$194,908	$38,070	$16,487

We have recorded a $46.9 million liability as of December 31, 2011 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur. However, over the next 12 months, we expect to settle approximately $1.2 million of these liabilities either in cash or as a reduction of tax refunds due.

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

We have exposure to changes in interest rates on our credit facility (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). At December 31, 2011, we had no outstanding borrowings under our credit facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations have fixed interest rates.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange rate fluctuations, we attempt to hedge those risks with foreign currency derivative instruments. Historically, we have hedged those risks with foreign currency forward contracts. We do not enter into derivatives for trading or other speculative purposes.

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

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

At December 31, 2011:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
Investments	$109,522	$5,742	$—	$—	$—	$28,145	$143,409	$139,006
Average Interest Rate	0.35%	0.60%				0.61%
Long-term Debt	$8,941	$11,906	$37,304	$5,931	$5,931	$23,722	$93,735	$96,187
Average Interest Rate	3.56%	2.93%	2.93%	2.76%	2.76%	2.76%

At December 31, 2010:								Fair Value at December 31,
	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
Investments	$209,463	$—	$—	$—	$—	$80,114	$289,577	$285,205
Average Interest Rate	0.04%					0.30%
Long-term Debt	$8,547	$6,177	$6,379	$31,776	$403	$2,013	$55,295	$56,180
Average Interest Rate(1)	3.58%	3.03%	4.96%	5.42%	2.76%	2.76%

(1)	Floating interest rates for the years ending December 31, 2011 through 2013 and fixed interest rates thereafter.

Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2011 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2012	Fair Value at December 31, 2011	Average Contractual Exchange Rate
Euros	$89,390	$(539)	1.3065
Pound Sterling	$16,726	$(130)	1.5626
Norwegian Krone	$148,176	$(3,405)	6.2942
Singapore Dollars	$24,371	$(52)	1.2936

Foreign Currency	Year Ending December 31, 2013	Fair Value at December 31, 2011	Average Contractual Exchange Rate
Norwegian Krone	$16,842	$(902)	6.5068

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 30, 2010, the Company completed the spin-off of its Government Operations and Power Generations Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$3,445,110	$2,403,743	$3,281,790

Costs and Expenses:
Cost of operations	2,980,390	1,842,261	2,781,735
Selling, general and administrative expenses	212,002	216,763	218,063
Loss on asset disposals and impairments	5,488	24,660	785
Gain on asset disposals	(8,478)	(2,440)	(1,699)

Total Costs and Expenses	3,189,402	2,081,244	2,998,884

Equity in Loss of Unconsolidated Affiliates	(4,985)	(7,594)	(3,557)

Operating Income	250,723	314,905	279,349

Other Income (Expense):
Interest income	1,848	1,495	6,021
Interest expense	(529)	(2,584)	—
Other expense—net	(751)	(10,022)	(15,257)

Total Other Income (Expense)	568	(11,111)	(9,236)

Income from continuing operations before provision for income taxes, discontinued operations and noncontrolling interest	251,291	303,794	270,113
Provision for Income Taxes	87,124	41,182	60,561

Income from continuing operations before discontinued operations and noncontrolling interest	164,167	262,612	209,552

Loss on disposal of discontinued operations	(21,934)	(123,311)	(7,118)
Income from discontinued operations, net of tax	9,122	88,411	188,016

Total income (loss) from discontinued operations, net of tax	(12,812)	(34,900)	180,898

Net Income	151,355	227,712	390,450

Less: net income attributable to noncontrolling interest	12,625	26,046	3,394

Net Income Attributable to McDermott International, Inc.	$138,730	$201,666	$387,056

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interest	0.65	1.02	0.90
Income (loss) from discontinued operations, net of tax	(0.05)	(0.15)	0.79
Net Income	0.59	0.87	1.69
Diluted:
Income from continuing operations, less noncontrolling interest	0.64	1.00	0.88
Income (loss) from discontinued operations, net of tax	(0.05)	(0.15)	0.78
Net Income	0.59	0.85	1.66
Shares Used in the Computation of Earnings per Share:
Basic	234,598,901	232,173,362	229,471,020
Diluted	237,040,507	235,622,029	233,626,876

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Income	$151,355	$227,712	$390,450

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	18,538	44,322	59,413
Unrealized gain (loss) on benefit plan revaluation	44,828	(21,612)	(41,066)
Unrealized gain (loss) on investments	(93)	2,440	1,993
Realized loss on investments	20	91	124
Translation adjustments	(5,550)	(23,252)	29,607
Unrealized gain on derivatives	4,505	606	11,403
Realized (gain) loss on derivatives	171	2,229	(1,855)

Other comprehensive income, net of tax	62,419	4,824	59,619

Total Comprehensive Income	$213,774	$232,536	$450,069

Less: Comprehensive Income Attributable to Noncontrolling Interests	13,357	26,046	3,595

Comprehensive Income Attributable to McDermott International, Inc.	$200,417	$206,490	$446,474

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$570,854	$403,463
Restricted cash and cash equivalents	21,962	197,861
Investments	109,522	209,463
Accounts receivable—trade, net	445,808	323,497
Accounts receivable—other	53,386	28,447
Contracts in progress	287,390	65,853
Deferred income taxes	11,931	10,323
Assets held for sale	3,197	10,161
Other current assets	33,135	36,570

Total Current Assets	1,537,185	1,285,638

Property, Plant and Equipment	1,958,877	1,720,040
Less accumulated depreciation	(857,012)	(804,471)

Net Property, Plant and Equipment	1,101,865	915,569
Assets Held for Sale	55,571	77,150
Investments	29,484	75,742
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	42,659	45,016
Other Assets	184,848	158,371

Total Assets	$2,992,814	$2,598,688

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$8,941	$8,547
Accounts payable	315,514	252,974
Accrued liabilities	309,515	286,831
Advance billings on contracts	320,438	250,053
Deferred income taxes	13,187	12,849
Income taxes payable	54,181	32,851
Liabilities associated with assets held for sale	—	20,902

Total Current Liabilities	1,021,776	865,007

Long-Term Debt	84,794	46,748
Self-Insurance	23,585	35,655
Pension Liability	21,295	52,831
Other Liabilities	107,652	86,180
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 242,416,424 and 240,791,473 shares at December 31, 2011 and December 31, 2010, respectively	242,416	240,791
Capital in excess of par value	1,375,976	1,357,316
Retained earnings	239,103	100,373
Treasury stock, at cost, 7,359,983 and 6,906,262 shares at December 31, 2011 and December 31, 2010, respectively	(95,827)	(85,735)
Accumulated other comprehensive loss	(102,030)	(163,717)

Stockholders’ Equity—McDermott International, Inc.	1,659,638	1,449,028
Noncontrolling Interests	74,074	63,239

Total Equity	1,733,712	1,512,267

Total Liabilities and Equity	$2,992,814	$2,598,688

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,355	$227,712	$390,450
(Income) loss from discontinued operations, net of tax	12,812	34,900	(180,898)

Income from continuing operations	164,167	262,612	209,552
Non-cash items included in net income:
Depreciation and amortization	82,391	76,452	79,867
Equity in loss of unconsolidated affiliates	4,985	7,594	3,557
Gains on asset disposals	(8,478)	(2,440)	(1,699)
Loss on asset disposals and impairments	5,488	24,660	785
Provision (benefit) for deferred taxes	1,650	1,830	5,252
Pension costs	19,492	21,814	27,352
Stock-based compensation charges	17,825	16,458	12,987
Other non-cash items	(1,396)	(8,507)	32,151
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(152,840)	(6,457)	25,871
Net contracts in progress and advance billings on contracts	(151,157)	182,472	(295,110)
Accounts payable	71,291	(38,536)	(8,054)
Accrued and other current liabilities	56,049	40,110	(57,311)
Income taxes	17,138	84,269	5,882
Pension liability and accrued postretirement and employee benefits	(83,263)	(106,338)	41,101
Other	54,104	(171,666)	103,450

NET CASH PROVIDED BY OPERATING ACTIVITIES—CONTINUING OPERATIONS	97,446	384,327	185,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(282,621)	(186,862)	(186,518)
(Increase) decrease in restricted cash and cash equivalents	175,899	(142,853)	(10,718)
Purchases of available-for-sale securities	(546,822)	(1,491,329)	(154,337)
Sales and maturities of available-for-sale securities	693,424	1,363,803	331,474
Proceeds from asset dispositions	9,943	4,824	2,761
Investments in unconsolidated affiliates	(1,058)	(32,550)	(13,484)
Other investing activities	—	(1,954)	(28,427)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUING OPERATIONS	48,765	(486,921)	(59,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in debt	46,987	3,423	—
Payment of debt	(8,606)	(8,540)	(4,106)
Debt issuance costs	(4,944)	(17,881)	(105)
Purchase of treasury shares	(10,092)	(15,715)	(6,531)
Cash contribution from The Babcock & Wilcox Company	—	100,000	—
Other financing activities	(2,056)	14,805	6,534

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—CONTINUING OPERATIONS	21,289	76,092	(4,208)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(109)	498	1,096

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,391	(26,004)	123,272

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	403,463	429,467	306,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD—CONTINUING OPERATIONS	$570,854	$403,463	$429,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$67,970	$52,946	$(7,928)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,426)	$(44,153)	$232,441
NET CASH USED IN INVESTING ACTIVITIES	—	(65,084)	(51,598)
NET CASH USED IN FINANCING ACTIVITIES	1,426	(109,600)	(1,728)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	—	(578)	10,234
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(219,415)	189,349
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	469,803	280,454
TRANSFER OF CASH ATTRIBUTABLE TO B&W	—	250,388	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$469,803

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

			Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Non- Controlling Interest (NCI)	Total Equity
	Common Stock
	Shares	Par Value
	(In thousands, except share amounts)
Balance January 1, 2009	234,174,088	$234,174	$1,252,848	$564,591	$(63,026)	$(672,415)	$1,316,172	$341	$1,316,513
Net Income	—	—	—	387,056	—	—	387,056	3,394	390,450
Other Comprehensive Income, net of tax	—	—	—	—	—	59,418	59,418	201	59,619
Exercise of stock options	285,318	285	570	—	187	—	1,042	—	1,042
Excess tax benefits on stock options	—	—	(2,324)	—	—	—	(2,324)	—	(2,324)
Contributions to thrift plan	941,348	941	14,423	—	—	—	15,364	—	15,364
Share vesting	1,518,650	1,519	(1,519)	—	—	—	—	—	—
Stock-based compensation charges	—	—	34,914	—	—	—	34,914	—	34,914
Purchase of treasury shares	—	—	—	—	(6,531)	—	(6,531)	—	(6,531)
Sale of subsidiary shares to NCI	—	—	2,086	—	—	—	2,086	(2,086)	—
Acquisition of NCI	—	—	—	—	—	—	—	24,109	24,109
Distributions to NCI	—	—	—	—	—	—	—	(56)	(56)

Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100

Net Income	—	—	—	201,666	—	—	201,666	26,046	227,712
Other Comprehensive Income, net of tax	—	—	—	—	—	4,824	4,824	—	4,824
Exercise of stock options	1,039,114	1,040	2,352	—	(650)	—	2,742	—	2,742
Excess tax benefits on stock options	—	—	2,192	—	—	—	2,192	—	2,192
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Share vesting	2,550,933	2,550	(2,528)	—	—	—	22	—	22
Stock-based compensation charges	—	—	50,888	—	—	—	50,888	—	50,888
Purchase of treasury shares	—	—	—	—	(15,715)	—	(15,715)	—	(15,715)
Acquisition of NCI	—	—	(1,786)	—	—	—	(1,786)	11,793	10,007
Spin-off of The Babcock & Wilcox Company	—	—	(1,441)	(1,052,940)	—	444,456	(609,925)	(503)	(610,428)

Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267

Net income	—	—	—	138,730	—	—	138,730	12,625	151,355
Other Comprehensive Income, net of tax	—	—	—	—	—	61,687	61,687	732	62,419
Exercise of stock options	466,954	467	1,993	—	—	—	2,460	—	2,460
Share vesting	1,157,997	1,158	(1,158)	—	—	—	—	—	—
Stock-based compensation charges	—	—	17,825	—	—	—	17,825	—	17,825
Purchase of treasury shares	—	—	—	—	(10,092)	—	(10,092)	—	(10,092)
Distributions to NCI	—	—	—	—	—	—	—	(2,522)	(2,522)

Balance at December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a Panamanian corporation, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in more than 20 countries across the Atlantic, Middle East and Asia Pacific, our integrated resources include approximately 13,500 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services. We have fully integrated capabilities in both shallow water and deepwater construction. We believe we are among the few offshore construction contractors globally capable of providing this wide range of services in many of the larger offshore oil and gas producing regions in the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

During the quarter ended September 30, 2010, we committed to a plan to sell our charter fleet business which operates 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). Additionally, on July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company (“B&W”). The consolidated statements of income and the consolidated statements of cash flows reflect the historical operations of the charter fleet business and B&W as discontinued operations. The consolidated balance sheets reflect the charter fleet business as held for sale. The 2009 and 2010 statements of comprehensive income and consolidated statements of equity contain amounts attributable to discontinued operations. Accordingly, we have presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, certain 2010 and 2009 amounts in the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the 2011 presentation.

We report financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under Corporate and Other. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. For financial information about our segments, see Note 11—Segment Reporting.

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc., its subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures” or “unconsolidated affiliates.” We have eliminated intercompany transactions.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods.

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts. Our Atlantic segment accounts for one project under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. This project was awarded to one of our joint ventures, and the Atlantic segment’s backlog includes a subcontract from our joint venture, of which approximately $144 million relating to this project remains in backlog at December 31, 2011. This project contributed revenues and costs equally, totaling approximately $45 million for the year ended December 31, 2011.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2011, 2010 or 2009.

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

We include claims in contract value when we consider collection to be probable and the value can be reasonably estimated. Claim revenue is only recorded in our consolidated financial statements to the extent of associated costs. For the year ended December 31, 2011, approximately $12 million of revenues and costs are reflected in our consolidated financial statements pertaining to claims. Certain of our unconsolidated joint ventures also included approximately $13 million of claim revenue and costs in their financial statements for the year ended December 31, 2011. The amounts recorded for claims in the years ended December 31, 2010 and 2009 were not material to the consolidated financial statements. We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

As of December 31, 2011, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 13. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.

We record current cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2011, we had current restricted cash and cash equivalents totaling $22.0 million, of which $20.0 million was held in restricted foreign-entity accounts and $2.0 million was held to meet reinsurance reserve requirements of our captive insurance subsidiary.

Investments

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

Accounts Receivable—Trade, net

A summary of contract receivables is as follows:

	December 31,
	2011	2010
	(In thousands)
Contract receivables:
Contracts in progress	$371,223	$191,216
Completed contracts	28,369	85,587
Retainages	65,248	63,558
Unbilled	5,650	12,697
Less allowances	(24,682)	(29,561)

Accounts receivable—trade, net	$445,808	$323,497

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	December 31,
	2011	2010
	(In thousands)
Retainages expected to be collected within one year	$65,248	$63,558
Retainages expected to be collected after one year	74,539	83,143

Total retainages	$139,787	$146,701

We have included in accounts receivable—trade, net, retainages expected to be collected in 2012. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2011, we anticipate collecting $63.1 million in 2013 and $11.4 million in 2014.

A summary of allowances is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$(29,561)	$(42,246)
Charged to costs and expenses	(31,897)	(8,108)
Write-offs/recoveries	36,776	20,793

Balance at end of period	$(24,682)	$(29,561)

Fair Value of Financial Instruments

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 7—Fair Values of Financial Instruments, for additional information regarding fair value measurements.

Derivative Financial Instruments

Our worldwide operations give rise to exposure to changes in certain market conditions, which may adversely impact our financial performance. When we deem it appropriate, we use derivatives as a risk management tool to mitigate the potential impacts of certain market risks. The primary market risk we manage through the use of derivative instruments is movement in foreign currency exchange rates. We use foreign currency derivative contracts to reduce the impact of changes in foreign currency exchange rates on our operating results. We use these instruments to hedge our exposure associated with revenues and/or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

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

Concentration of Credit Risk

Our principal customers are businesses in the offshore oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. We generally do not obtain any collateral for our receivables. See Note 11 for additional information about our operations in different geographic areas.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at year-end exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of other comprehensive income, net of tax.

Capitalization of Interest Cost

We incurred total interest of $9.3 million, $14.6 million and $11.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. We capitalized $8.8 million, $12.0 million and $12.6 million of interest cost in the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 10—Earnings per Share, for our computations.

Comprehensive Loss

The components of accumulated other comprehensive income (loss) (“AOCI”) included in stockholders’ equity are as follows:

	December 31,
	2011	2010
	(In thousands)
Foreign currency translation adjustments	$(12,438)	$(6,888)
Net loss on investments	(4,403)	(4,330)
Net (gain) loss on derivative financial instruments	3,089	(855)
Unrecognized losses on benefit obligations(1)	(88,278)	(151,644)

Accumulated other comprehensive loss	$(102,030)	$(163,717)

(1)	Amortization of benefit plan costs in the consolidated statements of equity is shown net of $0 and $18.6 million of taxes as of December 31, 2011 and 2010, respectively. Future amortization will not reflect a tax benefit until those benefits can be recognized and the existing deferred tax benefits will not change significantly.

Stock-Based Compensation

Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price.

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost. Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. We do not depreciate property, plant and equipment classified as held for sale. Our depreciation expense was $82.2 million, $75.8 million and $79.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. A summary of property, plant and equipment by asset category is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Marine Vessels	$812,322	$823,894
Construction Equipment	545,765	498,065
Construction in Progress	343,555	157,081
Buildings	136,587	135,673
All other	120,648	105,327

Total Cost	1,958,877	1,720,040
Accumulated Depreciation	(857,012)	(804,471)

Net Book Value	$1,101,865	$915,569

We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them, except for drydocking costs. We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally three to five years.

Impairment Review

We do not amortize goodwill but instead review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review involves comparing the fair value to the net book value of each applicable reporting unit and, therefore, is significantly impacted by estimates and judgments.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

For the years ended December 31, 2011 and 2010, we recognized impairment charges of $5.5 million and $24.4 million, respectively, in our consolidated statements of income on certain vessels we plan to retain from the Secunda Acquisition. We used an appraised value to determine the impairment and we consider that fair value measurement as Level 2. In addition, we recognized a write-down of our charter fleet business, which is classified as discontinued operations and discussed in Note 2.

Goodwill

The following summarizes the carrying amount of goodwill by segment at December 31, 2011 and 2010:

Asia Pacific	Middle East	Total
$19,777	$21,425	$41,202

We completed our annual review of goodwill for our Asia Pacific and Middle East segments as of December 31, 2011, which indicated that the fair value for each of those segments was significantly in excess of the carrying amount, resulting in no goodwill impairment.

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance cost as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$16,073	$4,635
Deferred debt issuance costs and performance guarantees	4,944	17,881
Reductions and other transfers	—	(181)
Interest expense—debt issuance costs	(3,892)	(6,262)

Balance at end of period	$17,125	$16,073

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

We believe that our deferred tax assets recorded as of December 31, 2011 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

Insurance and Self-Insurance

We have a wholly owned insurance subsidiary that provides employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance, within certain limits, and marine hull insurance to our companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable. Claims as a result of our operations could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented. We reduced our self-insurance accruals, in part due to improved safety performance by $17.3 million, $2.4 million and $4.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, and recognized these reductions in cost of operations in our consolidated statements of income.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Intangibles—Goodwill and Other. This update amends current guidance on the testing of goodwill for impairment, by providing an entity with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, prior to calculating the fair value of the reporting unit. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update to the topic Comprehensive Income. This update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires those components to instead be presented as one continuous statement with the statement of operations or as a separate, consecutive financial statement. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

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

NOTE 2—DISCONTINUED OPERATIONS AND OTHER ITEMS

Discontinued Operations

The following discussion provides information pertaining to our significant discontinued operations.

Charter Fleet Business

During 2010, we committed to a plan to sell our charter fleet business, which operates 10 of the 14 vessels acquired in our 2007 Secunda Acquisition. Based on information obtained through recent discussions with interested parties and external advisors, in December 2011 we recognized an approximate $22 million write-down of the carrying value of the assets to reflect their estimated net realizable value. The write-down was based on the estimated fair value of consideration expected from the sale, including estimated selling costs, and we considered that fair value measurement as Level 2.

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues	$44,849	$57,528	$56,655

Loss on disposal of discontinued operations, before taxes	(21,934)	(27,690)	—
Income before provision for income taxes	10,030	8,081	(1,533)

	(11,904)	(19,609)	(1,533)
Provision for income taxes	(2,908)	(2,711)	(3,534)

Income (loss) from discontinued operations, net of tax	$(14,812)	$(22,320)	$(5,067)

The following table presents the carrying values of the major classes of assets and liabilities held for sale that are included in our consolidated balance sheets:

	December 31,
	2011	2010
	(In thousands)
Cash	$—	$1,426
Accounts receivable—net	—	5,253
Other assets	3,197	3,482

Total current assets held for sale	3,197	10,161

Property, plant and equipment—net	45,892	68,595
Other assets	9,679	8,555

Total long-term assets held for sale	$55,571	$77,150

Accounts payable and accrued liabilities	$—	$8,748
Other liabilities	—	12,154

Total liabilities associated with assets held for sale	$—	$20,902

Spin-off of B&W

On July 30, 2010, we completed the spin-off of B&W to our stockholders through a distribution of all of the outstanding common stock of B&W. B&W’s assets and businesses primarily consisted of those that we previously reported as our Government Operations and Power Generation Systems segments. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

Financial Information

The following table presents selected financial information regarding the results of operations of our former B&W business:

	Year Ended December 31,
	2010(1)	2009
	(In thousands)
Revenues	$1,524,424	$2,854,632

Loss on disposal of discontinued operations, before taxes	(95,621)	(7,118)
Income before provision for income taxes	105,796	260,834

	10,175	253,716
Provision for income taxes	(22,755)	(67,751)

Income (loss) from discontinued operations, net of tax	$(12,580)	$185,965

(1)	Includes the B&W operations through July 30, 2010.

Other Items

Vessel Sale

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our consolidated statements of income for the year ended December 31, 2011 for the Atlantic segment.

Fabrication Facility

During the quarter ended September 30, 2010, we incurred approximately $21 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. After obtaining additional information regarding the discontinuance of our development plans, in the quarter ended December 31, 2011 we reduced our estimated closure costs by $10 million to reflect our revised estimate. The impact of this revision is reflected in our consolidated statements of income in costs of operations for the year ended December 31, 2011 for the Middle East segment.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

Credit Facility

In May 2010, we initially entered into a credit agreement with a syndicate of lenders and letter of credit issuers (as amended in August 2011, the “Credit Agreement”). The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder.

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

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At December 31, 2011, we were in compliance with our covenant requirements. A comparison of the key financial covenants and current compliance is as follows:

	Required	Actual
Maximum leverage ratio	3.00	0.34
Minimum interest coverage ratio	4.00	12.69

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

At December 31, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $306.1 million. At December 31, 2011, there was $643.9 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the year ended December 31, 2011. Had there been any borrowings at December 31, 2011, the applicable base interest rate would have been approximately 4.25% per annum. In addition, we had $219.0 million in outstanding unsecured bilateral letters of credit at December 31, 2011.

Based on the credit ratings at December 31, 2011 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Credit Agreement was 0.30%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $43.3 million and $51.9 million on our balance sheets at December 31, 2011 and 2010, respectively, of which approximately $6.0 million and $8.5 million is classified as current notes payable at December 31, 2011 and 2010, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on the earlier of nine months after the delivery date of the vessel and October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At December 31, 2011, there was $50.4 million in borrowings outstanding, of which $2.9 million is classified as current notes payable. At December 31, 2010, there was $3.4 million in borrowings outstanding under this agreement.

Surety Bonds (Atlantic)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2011 and 2010, bonds issued under this arrangement totaled $19.5 million and $5.1 million, respectively.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	December 31,
	2011	2010
	(In thousands)
Long-term debt consists of:
North Ocean 102 Construction Financing	$43,325	$51,872
North Ocean 105 Construction Financing	50,410	3,423

	93,735	55,295
Less: Amounts due within one year	8,941	8,547

Total long-term debt	$84,794	$46,748

Maturities of long-term debt during the five years subsequent to December 31, 2011 are as follows:

(In thousands)
2012	$8,941
2013	11,906
2014	37,304
2015	5,931
2016	5,931
Thereafter	23,722

Total	$93,735

NOTE 4—PENSION PLANS AND POSTRETIREMENT BENEFITS

Although we currently provide retirement benefits for most of our U.S. employees through sponsorship of the McDermott Thrift Plan (see “Defined Contribution Plans” below), some of our longer-term U.S. employees and former employees are entitled to retirement benefits under the McDermott (U.S.) Retirement Plan, a non-contributory qualified defined benefit pension plan (the “McDermott Plan”), and several non-qualified supplemental defined benefit pension plans. The McDermott Plan and the non-qualified supplemental defined benefit pension plans are collectively referred to herein as the “Domestic Plans.” The McDermott Plan has been closed to new participants since 2006, and benefit accruals under the McDermott Plan were frozen completely in 2010.

We also sponsor a defined benefit pension plan established under the laws of the Commonwealth of the Bahamas, the J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) which provides retirement benefits for certain of our current and former foreign employees. Effective August 1, 2011, new entry into the TCN Plan was closed, and effective December 31, 2011, benefit accruals under the TCN Plan were frozen. Effective January 1, 2012, we established a new global defined contribution plan to provide retirement benefits to non-U.S. expatriate employees who may have otherwise obtained benefits under the TCN Plan.

Retirement benefits under the McDermott Plan and the TCN Plan are generally based on final average compensation and years of service, subject to the applicable freeze in benefit accruals under the plans. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or other applicable law. The Pension Protection Act of 2006 (“PPA”) amended ERISA and modified the funding requirements for certain defined benefit pension plans including the McDermott Plan. Funding provisions under the PPA accelerated funding requirements applicable to the McDermott Plan to ensure full funding of benefits accrued.

Obligations and Funded Status

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$551,231	$552,854	$47,190	$37,800
Service cost	—	543	2,740	2,305
Interest cost	28,454	30,639	2,379	2,185
Actuarial loss (gain)	22,154	36,270	6,652	5,879
Transfers	—	(25,871)	—	—
Divestitures	—	(6,863)	—	—
Curtailments	(3)	(2,258)	(17,252)	—
Benefits paid	(33,593)	(34,083)	(1,562)	(979)

Benefit obligation at end of year	$568,243	$551,231	$40,147	$47,190

Change in plan assets:
Fair value of plan assets at beginning of year	$505,853	$416,252	$32,543	$25,634
Actual return on plan assets	90,343	47,547	(906)	2,588
Company contributions	4,770	90,568	4,000	5,300
Plan merger	—	(14,431)	—	—
Benefits paid	(33,593)	(34,083)	(1,562)	(979)

Fair value of plan assets at end of year	567,373	505,853	34,075	32,543

Funded status	$(870)	$(45,378)	$(6,072)	$(14,647)

Amounts recognized in balance sheet consist of:
Other Assets	$16,034	$—	$—	$—

Accrued pension liability—current	(1,743)	(4,797)	(2,300)	(4,000)
Pension liability	(15,161)	(40,581)	(3,772)	(10,647)

Accrued benefit liability	(16,904)	(45,378)	(6,072)	(14,647)

Net Liability	$(870)	$—	$—	$—

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss (gain)	$76,038	$129,830	$4,525	$14,505
Prior service cost (credit)	—	—	—	31

Total before taxes	$76,038	$129,830	$4,525	$14,536

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Supplemental information:

Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$568,243	$551,231	$40,147	$47,190
Accumulated benefit obligation	$568,243	$551,231	$40,147	$38,165
Fair value of plan assets	$567,373	$505,853	$34,075	$32,543

We have recognized in 2011, and expect to recognize in 2012, the  following amounts in other comprehensive loss as a component of net periodic benefit cost.

	Recognized in 2011		To Be Recognized in 2012
	Domestic Plans	TCN Plan	Domestic Plans	TCN Plan
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss	$16,913	$2,736	$9,922	$1,785
Prior service cost (credit)	—	16	—	—

	$16,913	$2,752	$9,922	$1,785

Assumptions

	Domestic Plans		TCN Plan
	2011	2010	2011	2010
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.80%	5.30%	4.80%	5.25%
Rate of compensation increase	N/A	N/A	N/A	4.50%

	Domestic Plans			TCN Plan
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In thousands)
Supplemental information:

Components of periodic benefit cost:
Service cost	$—	$543	$888	$2,740	$2,305	$2,179
Interest cost	28,454	30,639	31,460	2,379	2,185	1,766
Expected return on plan assets	(30,216)	(30,830)	(28,210)	(2,450)	(1,829)	(1,392)
Amortization of net loss	15,842	18,071	18,698	2,736	2,167	2,390
Amortization of prior service cost (credit)	—	(268)	(725)	16	16	16
Recognized (gain) loss due to curtailments and other adjustments	(24)	(1,185)	—	15	—	282

Net periodic benefit cost	$14,056	$16,970	$22,111	$5,436	$4,844	$5,241

Increase (decrease) in accumulated other comprehensive loss due to actuarial losses—before taxes	$(37,973)	16,492	$13,757	$10,008	$5,120	$474
Decrease in accumulated other comprehensive loss due to curtailment gain	—	—	—	(17,267)	—	—

Net periodic benefit cost	$(37,973)	$16,492	$13,757	$(7,259)	$5,120	$474
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	5.85%	5.67%	5.75%	5.25%	6.00%
Expected return on plan assets	5.75%	7.05%	6.87%	5.75%	7.50%	6.80%
Rate of compensation increase	N/A	1.49%	2.34%	4.50%	4.50%	4.50%

During the year ended December 31, 2011, the Investment Committee of the McDermott Plan changed the investment strategy for the assets in the McDermott Master Trust (“McDermott Trust”), the funding vehicle underlying the McDermott Plan. The investment strategy change resulted in the portfolio of assets moving from a dollar-duration-matched-fixed-income asset mix to more of a return-seeking asset mix under which assets would be allocated predominantly to dollar-duration-matched-fixed-income investments with a long credit tilt, but also apportioned to high-yield fixed income and global equity investments. This change in investment strategy caused us to remeasure the McDermott Plan’s assets and benefit obligations as of April 30, 2011. In connection with the investment strategy change, we increased the expected rate of return on plan assets assumption for the McDermott Plan to 6.50% from 5.30% as of the remeasurement date. This assumption is consistent with the long-term asset returns expected from the McDermott Trust after the investment strategy change. Additionally, as part of the remeasurement, we increased the discount assumption to 5.40%, as compared to 5.30% at December 31, 2010.

We set the expected rate of return on plan assets assumption for the Domestic Plans at 6.50% and the TCN Plan at 7.30%. The expected rate of return is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the McDermott Trust and TCN Trust investment portfolios. In setting these rates, we used a building-block approach. Historic real return trends for the various asset classes in both investment portfolios were combined with anticipated future market conditions to estimate the real rate of return for each class. These rates were then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

Investment Goals

General

The investment goals of the McDermott Trust and the trust underlying the TCN Plan (“TCN Trust”) are generally to provide for the solvency of the respective plans and fulfillment of pension obligations over time, and to maximize long-term investment return consistent with a reasonable level of risk. Asset allocations within the McDermott Trust and TCN Trust are reviewed periodically and rebalanced, if appropriate, to ensure the continued conformance to the investment goals, objectives and strategies. Both the McDermott Trust and the TCN Trust employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the applicable trust’s overall investment objectives.

The specific goals of each investment manager are set out in the investment policy adopted by the investment committee for the respective trust, but, in general, the goals are (1) to perform in line with (in the case of passive accounts) or outperform (for actively managed accounts) the benchmark selected and agreed upon by the manager and the trust, and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark. The estimated allocations discussed below are periodically reviewed to assess the appropriateness of the particular funds in which they are invested, and these estimated allocations are subject to change.

The performance of each investment manager’s portfolio is periodically measured against commonly accepted benchmarks, including the individual investment manager’s benchmarks. In evaluating investment manager performance, consideration is also given to personnel, strategy, research capabilities, organizational and business matters, adherence to discipline and other qualitative factors that may impact the ability to achieve desired investment results.

Domestic Plans

The following is a summary of the Domestic Plans’ asset allocations at December 31, 2011 and 2010 by asset category. The changes in the allocation of assets at December 31, 2011 compared to December 31, 2010 are primarily a result of the investment strategy change implemented during the year ended December 31, 2011. The estimated allocation for 2012 for the Domestic Plans, by asset class, is expected to remain the same as the year ended December 31, 2011.

	2011	2010
Asset Category:
Fixed Income	85%	99%
Equity Securities	15%	—%
Other	—%	1%

Total	100%	100%

TCN Plan

The weighted average asset allocations of the TCN Plan at December 31, 2011 and 2010 by asset category was as follows:

	2011	2010
Asset Category:
Equity Securities	70%	70%
Fixed Income	30%	30%

Total	100%	100%

In connection with our decision to freeze benefit accruals under the TCN plan, we plan to reconsider the estimated allocation for 2012.

Fair Value

The following is a summary of total investments for our plans, measured at fair value at December 31, 2011 and 2010.

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$482,767	$482,767	$—	$—
Equities	102,785	24,162	78,623	—
Cash and Accrued Items	15,896	15,896	—	—

Total Investments	$601,448	$522,825	$78,623	$—

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$514,594	$514,594	$—	$—
Equities	23,424	23,424	—	—
Cash and Accrued Items	378	378	—	—

Total Investments	$538,396	$538,396	$—	$—

Cash Flows

	Domestic Plans	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2012	$—	$2,300
Expected benefit payments:
2012	$35,054	$1,098
2013	$35,592	$2,180
2014	$36,182	$1,340
2015	$36,683	$1,816
2016	$37,311	$3,191
2017-2021	$192,781	$14,215

The expected employer contributions to trusts for 2012 are included in current liabilities at December 31, 2011.

Defined Contribution Plans

We provide retirement benefits for most of our U.S. employees through the McDermott Thrift Plan, a qualified defined contribution plan with a Code section 401(k) feature (“Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation and unmatched employer cash contributions equal to 3% of participants’ base pay, plus overtime pay, expatriate pay and commissions, which we refer to collectively as “thriftable earnings.” Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $6.6 million, $6.7 million and $7.3 million in the years ended December 31, 2011, 2010 and 2009, respectively.

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to the consolidated financial statements for the years presented.

NOTE 5—INVESTMENTS

At December 31, 2011, we had investments with a fair value of $139.0 million. Our investment portfolio consists primarily of investments in commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $4.4 million and $4.3 million at December 31, 2011 and 2010, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend, continue to perform and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of December 31, 2011.

The following is a summary of our available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Mutual funds	$1,975	$—	$(52)	$1,923
Commercial paper	123,195	22	(7)	123,210
Asset-backed securities and collateralized mortgage obligations(1)	12,489	—	(4,358)	8,131
Corporate notes and bonds	5,750	—	(8)	5,742

Total	$143,409	$22	$(4,425)	$139,006

(1)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $7.4 million of commercial paper secured by mortgaged-backed securities.

The following is a summary of our available-for-sale securities at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$269,154	$8	$(1)	$269,161
Money market instruments and short-term investments	1,975	32	—	2,007
Asset-backed securities and collateralized mortgage obligations(1)	14,248	—	(4,379)	9,869
Corporate and foreign government bonds and notes	4,167	1	—	4,168

Total	$289,544	$41	$(4,380)	$285,205

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2011	$693,424	$—	$20
Year Ended December 31, 2010	$1,363,803	$—	$91
Year Ended December 31, 2009	$331,474	$—	$94

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase, sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of other income (expense)—net in our consolidated statements of income. At December 31, 2011, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At December 31, 2011, we had deferred approximately $3.1 million of net gains on these derivative financial instruments in AOCI, and we expect to reclassify the net losses on the derivative financial instruments in the periods that we reclassify the net gains on the forecasted transactions. We expect to reclassify approximately $2.7 million of the net deferred gains out of AOCI over the next 12 months.

At December 31, 2011, the majority of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled approximately $295 million at December 31, 2011, with maturities extending to December 2013. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At December 31, 2011, the fair value of these contracts was in a net liability position totaling $5.0 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	December 31, 2011	December 31, 2010
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$2,765	$6,066
Other assets	66	3,225

Total asset derivatives	$2,831	$9,291

Accounts payable	$6,891	$2,207
Other liabilities	969	5,733

Total liability derivatives	$7,860	$7,940

The Effects of Derivative Instruments on our Financial Statements

	December 31,
	2011	2010
	(In thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss) attributable to MII	$4,505	$(3,236)
Income (loss) reclassified from AOCI into income: effective portion attributable to MII
Location
Cost of operations	$430	$2,474
Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing attributable to MII
Location
Other income (expense)—net	$2,516	$(3,434)

Credit Risk

In the event of nonperformance by counterparties to our derivative financial instruments, we may be exposed to credit-related losses. However, when possible, we enter into International Swaps and Derivative Association agreements with our derivative counterparties to mitigate this risk. We also attempt to mitigate this risk by using highly-rated major financial institutions as counterparties. Our derivative counterparties have the benefit of the same collateral arrangements and covenants as described under our Credit Agreement.

NOTE 7—FAIR VALUES OF FINANCIAL INSTRUMENTS

The valuation methodologies we use to measure the fair values of our available-for-sale securities and derivatives are as follows:

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter forward contracts, largely consisting of foreign currency derivative instruments. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments.

At December 31, 2011, we had forward contracts outstanding to purchase or sell foreign currencies with a total notional value of $295.3 million and a total liability position fair value of $5.0 million.

Available-for-Sale Securities

Investments other than derivatives primarily include commercial paper, money-market funds, mortgage-backed securities and corporate notes and bonds.

The following is a summary of our available-for-sale securities measured at fair value:

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$1,923	$—	$1,923	$—
Commercial paper	123,210	—	123,210	—
Asset-backed securities and collateralized mortgage obligations(2)	8,131	—	2,101	6,030
Corporate notes and bonds(3)	5,742	—	5,742	—

Total	$139,006	$—	$132,976	$6,030

	12/31/10	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$2,007	$—	$2,007	$—
U.S. Government and agency securities(4)	269,161	269,161	—	—
Asset-backed securities and collateralized mortgage obligations(2)	9,869	—	2,497	7,372
Corporate notes and bonds(3)	4,168	—	4,168	—

Total	$285,205	$269,161	$8,672	$7,372

(1)	Various U.S. equities and other investments managed under mutual funds
(2)	Asset-backed and mortgage-backed securities with maturities of up to 26 years
(3)	Corporate notes and bonds with maturities of three years or less
(4)	Investments in U.S. Treasury securities, which were sold during 2011

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$7,372	$7,494
Instruments attributable to discontinued operations	—	(168)
Total realized and unrealized gains	75	1,821
Purchases, issuances, and settlements	—	172
Principal repayments	(1,417)	(1,947)

Balance at end of period	$6,030	$7,372

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for other financial instruments:

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

The estimated fair values of certain of our financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$570,854	$570,854	$403,463	$403,463
Restricted cash and cash equivalents	$21,962	$21,962	$197,861	$197,861
Investments	$139,006	$139,006	$285,205	$285,205
Debt	$93,735	$96,187	$55,295	$56,180
Forward contracts	$(5,029)	$(5,029)	$1,352	$1,352

NOTE 8—STOCK-BASED COMPENSATION

Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period of the equity award. Additionally, compensation expense is based on awards we expect to ultimately vest. Therefore, we have reduced compensation expense for estimated forfeitures based on our historical forfeiture rates. Our estimate of forfeitures is determined at the time of grant and is revised if our actual forfeiture rate is materially different from our estimate.

Total compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Stock options	$3,845	$1,724	$759
Restricted stock awards and units	11,939	11,920	4,385
Performance and deferred stock units	2,041	2,814	7,843

Total	$17,825	$16,458	$12,987

The impact on basic earnings per share of stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $0.08, $0.07 and $0.06 per share, respectively, and on diluted earnings per share was $0.08, $0.07 and $0.06 per share, respectively.

As of December 31, 2011, total unrecognized estimated compensation expense related to nonvested awards was $16.7 million. The components of the total gross unrecognized estimated compensation expense and their expected weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted- Average Period
Stock options	$4.4	1.8
Restricted stock awards	$6.5	1.6
Performance shares	$5.8	3.2

Stock Plans

2009 McDermott International, Inc. Long-Term Incentive Plan

In May 2009, our shareholders approved the 2009 LTIP. Members of the Board of Directors, executive officers and key employees are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the 2009 LTIP, or shares that are subject to awards that are cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, are available for issuance under the 2009 LTIP. In addition, 9,000,000 shares were authorized for issuance through the 2009 LTIP. Options to purchase shares are granted at the fair market value (closing trading price) on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant.

2001 Directors and Officers Long-Term Incentive Plan

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

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. Those employer matching contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, involuntary termination of employment due to reduction in force or approved disability. During the years ended December 31, 2010 and 2009, we issued 282,022 and 941,348 shares, respectively, of common stock as employer matching contributions pursuant to the Thrift Plan. Effective June 2010, we began making employer matching contributions in cash, in lieu of shares of common stock. Accordingly, there were no shares issued during the year ended December 31, 2011.

B&W Spin-off Changes

In connection with the spin-off of B&W, we made certain adjustments to our stock-based compensation awards. For our employees who held performance shares issued in or prior to May 2009, we cancelled the performance shares and issued restricted stock in an amount equal to the fair value of the shares held immediately prior to the spin-off. For holders of restricted stock granted in or prior to May 2010, the holder received additional units of restricted stock to maintain the total fair value of restricted stock held immediately prior to the spin-off. For stock options granted in or prior to May 2010, we adjusted the number of options held by each holder so that the intrinsic value of the stock options held immediately following the spin-off equaled the intrinsic value of the stock options held immediately prior to the spin-off. The adjustments to stock-based compensation awards were treated as a modification and resulted in total incremental compensation cost of $14.5 million, of which approximately $9.3 million was recognized in the year ended December 31, 2010 and the remaining amount was expensed in 2011.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse with respect to restricted stock and accelerate the exercisability of outstanding options.

Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.26%	2.12%	2.03%
Expected volatility	41%	54%	78%
Expected life of the option in years	4.60	4.64	4.63
Expected dividend yield	0.0%	0.0%	0.0%

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

This amount is zero because we have not paid cash dividends in recent years and do not expect to pay cash dividends for the foreseeable future.

The following table summarizes activity for our stock options for the year ended December 31, 2011 (share data in thousands):

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,381	$7.42
Granted	425	25.35
Exercised	(464)	5.29
Cancelled/expired/forfeited	(79)	15.04

Outstanding at end of period(1)	2,263	$10.96	4.5 Years	$0.9

Exercisable at end of period	1,191	$6.36	3.7 Years	$6.0

(1)	Of the remaining shares subject to outstanding options, we expect approximately 1.1 million shares to vest at a weighted-average exercise price of $16.07.

The aggregate intrinsic value included in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day and the exercise price of the options. This amount changes based on the fair market value of our common stock.

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $8.4 million, $4.0 million, and $5.6 million, respectively. We recorded cash received in the years ended December 31, 2011, 2010 and 2009 from the exercise of these stock options totaling $4.8 million, $5.4 million and $1.1 million, respectively. The weighted-average fair value of the stock options granted in the years ended December 31, 2011, 2010 and 2009 was $9.53, $25.39 and $11.57, respectively. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $3.2 million and $1.6 million, respectively. No stock options vested in 2009.

The actual tax benefits realized related to the stock options exercised during the years ended December 31, 2011, 2010 and 2009 were $0, $0.8 million and $1.8 million, respectively.

Restricted Stock Awards and Units

Nonvested restricted stock awards and changes during the year ended December 31, 2011 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	2,490	$13.96
Granted	238	22.77
Vested	(1,530)	13.19
Cancelled/forfeited	(160)	12.79

Nonvested at end of period	1,038	13.02

The actual tax benefits realized related to the restricted stock and restricted stock units lapsed during the years ended December 31, 2011, 2010 and 2009 were $0, $1.6 million and $3.4 million, respectively.

Performance Shares and Performance Units

Nonvested performance shares and performance unit awards and changes during the year ended December 31, 2011 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	—	$—
Granted	199	41.51
Vested	—	—
Cancelled/forfeited	(11)	42.14

Nonvested at end of period	188	$41.96

NOTE 9—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Other than U.S.:
Current	$85,474	$39,352	$55,309
Deferred	1,650	1,830	5,252

Total provision for income taxes(1)	$87,124	$41,182	$60,561

(1)	We have no income tax provision applicable to U.S. federal, state or local jurisdictions.

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S.	$(187,426)	$(132,673)	$(66,688)
Other than U.S.	438,717	436,467	336,801

Income before provision for income taxes	$251,291	$303,794	$270,113

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2011	2010	2009
Panama federal statutory rate	25%	27.5%	30%
Non-Panama operations	(24.7)	(32.8)	(27.4)
Effect of change in tax rates	0.3	12.0	—
Valuation allowance for deferred tax assets	30.7	2.9	19.2
Audit settlements	0.7	2.8	2.6
Other	2.7	1.2	(2.0)

Effective tax rate attributable to continuing operations	34.7%	13.6%	22.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Pension liability	$4,030	$3,093
Accrued liabilities for incentive compensation	8,762	23,664
Net operating loss carryforward	128,654	60,172
State tax credits and net operating loss carryforward	18,888	25,439
Long-term contracts	31,857	9,820
Other	5,316	5,629

Total deferred tax assets	197,507	127,817
Valuation allowance for deferred tax assets	(160,266)	(95,734)

Deferred tax assets	$37,241	$32,083

Deferred tax liabilities:
Property, plant and equipment	$14,223	$16,326
Prepaid drydock	8,018	7,859
Investments in joint ventures and affiliated companies	14,810	10,630
Unrealized exchange gains and other	3,410	2,993

Total deferred tax liabilities	$40,461	$37,808

Net deferred tax liability	$(3,220)	$(5,725)

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets and liabilities in the accompanying consolidated balance sheets include:
Current deferred tax assets	$11,931	$10,323
Noncurrent deferred tax assets	6,227	—

Total	$18,158	$10,323

Current deferred tax liabilities	$13,187	$12,849
Noncurrent deferred tax liabilities	8,191	3,199

Total	$21,378	$16,048

Net deferred tax liability	$(3,220)	$(5,725)

At December 31, 2011, we had a valuation allowance of $160.3 million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $221.4 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards $69.9 million is scheduled to expire in the years 2012 to 2014. The foreign net operating losses have a valuation allowance of $47.3 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of $245.9 million, which include $13.6 million for which the benefit will be recorded in APIC when realized, and carry an $81.3 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in the years 2023 to 2031. We have state net operating losses of $363.2 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards begin to expire in 2012. We are carrying a valuation allowance of $18.9 million against the deferred tax asset related to the state loss carryforwards. We also have an approximate $13 million valuation allowance against other deferred tax assets.

We have provided $16.0 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2011, the undistributed earnings of these subsidiaries were $223.9 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $5 million would be payable upon distribution of these earnings. U.S. state income tax returns are generally subject to examination for a period of three to five years after filing the respective returns. We do not have any U.S. state returns under examination for years prior to 2007.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, Qatar, Azerbaijan, Russia and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2007.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$26,412	$59,113	$57,484
Increases based on tax positions taken in the current year	8,197	3,511	9,895
Increases based on tax positions taken in prior years	2,590	920	1,322
Decreases based on tax positions taken in prior years	(473)	(875)	(775)
Unrecognized tax benefits transferred to discontinued operations	—	(35,920)	—
Decreases due to settlements with tax authorities	(2,697)	(95)	(8,813)
Decreases due to lapse of applicable statute of limitation	(2,365)	(242)	—

Balance at end of period	$31,664	$26,412	$59,113

(1)	2009 amounts include discontinued operations.

The entire balance of unrecognized tax benefits at December 31, 2011 would reduce our effective tax rate if recognized.

During the year ended December 31, 2011, we made additional accruals of $1.3 million offset by a reduction of $2.4 million related to payments, lapses and currency exchange resulting in recorded liabilities of approximately $15.3 million for the payment of tax-related interest and penalties. At December 31, 2010 and 2009, we had recorded liabilities of approximately $16.4 million and $15.6 million, respectively, for the payment of tax-related interest and penalties. The additional accrual of $5.1 million during 2010 was offset by a reduction of $4.3 million related to the spin-off of B&W.

NOTE 10—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to McDermott International, Inc. by the weighted average number of common shares outstanding during the period. Diluted earnings per share equals net income attributable to McDermott International, Inc. divided by the weighted average common shares outstanding adjusted for the dilutive effect of our stock–based awards.

The diluted earnings per share calculation excludes 0.5 million, 0.2 million and 0.1 million shares underlying outstanding stock-based awards for the years ended December 31, 2011, 2010 and 2009, respectively, as they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except shares and per share amounts)
Basic:
Income from continuing operations less noncontrolling interest	$151,542	$236,566	$206,158
Income (loss) from discontinued operations, net of tax	(12,812)	(34,900)	180,898

Net income attributable to McDermott International, Inc.	$138,730	$201,666	$387,056

Weighted average common shares	234,598,901	232,173,362	229,471,020
Basic earnings per common share:
Income from continuing operations less noncontrolling interest	0.65	1.02	0.90
Income (loss) from discontinued operations, net of tax	(0.05)	(0.15)	0.79
Net income attributable to McDermott International, Inc.	0.59	0.87	1.69
Diluted:
Income from continuing operations less noncontrolling interest	$151,542	$236,566	$206,158
Income (loss) from discontinued operations, net of tax	(12,812)	(34,900)	180,898

Net income attributable to McDermott International, Inc.	$138,730	$201,666	$387,056

Weighted average common shares (basic)	234,598,901	232,173,362	229,471,020
Effect of dilutive securities:
Stock options, restricted stock and performance shares	2,441,606	3,448,667	4,155,856

Adjusted weighted average common shares	237,040,507	235,622,029	233,626,876
Diluted earnings per common share:
Income from continuing operations less noncontrolling interest	0.64	1.00	0.88
Income (loss) from discontinued operations, net of tax	(0.05)	(0.15)	0.78
Net income attributable to McDermott International, Inc.	0.59	0.85	1.66

NOTE 11—SEGMENT REPORTING

We report our financial results under a geographic-based reporting structure, which coincides with how our financial information is reviewed and evaluated on a regular basis by our chief operating decision maker. Accordingly, we have three reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under Corporate and Other. Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates.

1. Information about Operations in our Different Segments:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Asia Pacific(1)	$1,898,033	$870,410	$997,938
Atlantic	267,019	183,001	230,428
Middle East(2)	1,280,058	1,350,332	2,053,424

Total revenues	$3,445,110	$2,403,743	$3,281,790

Segment revenues include the following intersegment transactions:
Asia Pacific	$—	$154	$—
Atlantic	297	20,129	71,136
Middle East	—	330	4,243
Eliminations	(297)	(20,613)	(75,379)

Total adjustments and eliminations	$—	$—	$—
Operating income:
Asia Pacific	$202,969	$88,012	$141,494
Atlantic	(174,152)	(89,692)	(20,942)
Middle East	221,906	316,585	158,797

Total operating income	$250,723	$314,905	$279,349

Capital expenditures:
Asia Pacific	$86,081	$25,345	$47,680
Atlantic	147,062	100,673	20,122
Middle East	35,762	47,851	90,893
Corporate and Other	13,716	12,993	27,823

Total capital expenditures	$282,621	$186,862	$186,518

Depreciation and amortization:
Asia Pacific	$25,698	$19,002	$22,347
Atlantic	15,348	17,681	15,688
Middle East	28,740	24,357	21,827
Corporate and Other	12,605	15,412	20,005

Total depreciation and amortization	$82,391	$76,452	$79,867

(Gain) loss on asset disposals and impairments, net:
Asia Pacific	$1,784	$155	$1,082
Atlantic	(7,329)	24,444	(62)
Middle East	1,831	(2,565)	(1,867)
Corporate and Other	724	186	(67)

Total (gain) loss on asset disposals and impairments, net	$(2,990)	$22,220	$(914)

(1)	Includes revenues from Exxon Mobil Corporation and Chevron Corporation, which account for 36% and 10%, respectively, of our 2011 consolidated revenues.
(2)	Includes revenues from Saudi Aramco, which accounts for 24% of our 2011 consolidated revenues.

2. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Service line revenues:
Offshore Operations	$1,907,806	$883,559	$1,107,866
Fabrication Operations	446,426	412,145	499,916
Project Services and Engineering Operations	343,357	255,298	403,845
Procurement Activities	747,816	852,838	1,315,929
Eliminations	(295)	(97)	(45,766)

	$3,445,110	$2,403,743	$3,281,790

Geographic revenues:
Australia	$1,398,868	$373,864	$186,164
Saudi Arabia	955,929	966,504	657,863
Thailand	261,040	351,275	226,981
United Arab Emirates	139,400	13,613	807
Vietnam	127,954	43,528	166,583
India	94,503	3,868	19,520
Qatar	83,028	352,508	1,293,755
Equatorial Guinea	80,196	—	—
United States	57,472	108,377	131,622
Brazil	53,263	57,128	243,273
Trinidad	24,863	18,382	37,566
Azerbaijan	5,022	4,899	22,855
Malaysia	2,876	52,705	98,321
Other Countries	160,696	57,092	196,480

	$3,445,110	$2,403,743	$3,281,790

3. Information about our Segment Assets and Property, Plant and Equipment by Country:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Segment assets:
Asia Pacific	$934,134	$564,403	$395,102
Atlantic	419,258	265,607	568,601
Middle East	1,065,478	1,302,398	885,222
Corporate and Other	515,176	378,969	562,474

Total continuing operations	2,934,046	2,511,377	2,411,399
Total assets held for sale	58,768	87,311	2,437,711

Total assets	$2,992,814	$2,598,688	$4,849,110

Property, plant and equipment, net(3):
United Arab Emirates	$322,233	$407,423
Indonesia	144,274	163,111
Singapore	139,258	5,818
Saudi Arabia	131,637	116,289
Spain	89,539	16,376
United States	69,552	114,499
Mexico	65,039	49,597
Australia	63,065	14,732
Brazil	58,780	—
Other Countries	18,488	27,724

Total property, plant and equipment, net	$1,101,865	$915,569

(3)	Our marine vessels are included in the country in which they were located as of year-end.

4. Other Information about our Segments:

	Year Ended December 31,
	2011	2010	2009
Equity in loss of unconsolidated affiliates:
Asia Pacific	$(4,432)	$(1,663)	$—
Atlantic	(23)	(5,408)	(3,016)
Corporate and Other	(530)	(523)	(541)

Total Equity in loss of unconsolidated affiliates	$(4,985)	$(7,594)	$(3,557)

Investments in unconsolidated affiliates:
Asia Pacific	$37,855	$41,471
Atlantic	1,804	65
Corporate and Other	3,000	3,480

Total Investments in unconsolidated affiliates	$42,659	$45,016

NOTE 12—RELATED-PARTY TRANSACTIONS

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

Our grant agreements for restricted stock units awarded under various long-term incentive plans provide that the withholding obligation of any applicable federal, state or other taxes that may be due on the vesting of those awards be satisfied by the grantee returning to us the number of such vested shares having a fair market value equal to the amount of such taxes. Accordingly, in the year ending December 31, 2012, this withholding method will apply to an aggregate of 209,208 shares held by Mr. Johnson, 16,137 shares held by Mr. Elders, 14,654 shares held by Mr. Carlson, 10,302 shares held by Mr. Cummins, 65,975 shares held by Ms. Hinrichs, 15,577 shares held by Mr. Daniel M. Houser, 37,232 shares held by Mr. McCormack, 10,057 shares held by Mr. Mitchell and 21,297 shares held by Mr. Roll.

In the year ended December 31, 2011, a similar withholding method applied with respect to certain of our grant agreements, and Messrs. Johnson, Elders, Houser, McCormack, Mitchell, Mr. John T. Nesser, III and Roll and Ms. Hinrichs irrevocably elected to satisfy withholding obligations relating to all or a portion of any applicable federal, state or other taxes that would be due on the vesting of certain shares of restricted stock and restricted stock units awarded under various long-term incentive plans that did not provide for a withholding method in the same manner. These elections were subject to the approval of the Compensation Committee of our Board, which approval was granted. Accordingly, this withholding method applied to an aggregate of 205,316 shares held by Mr. Johnson, 12,887 shares held by Mr. Elders, 13,137 shares held by Mr. Carlson, 9,165 shares held by Mr. Cummins, 119,901 shares held by Ms. Hinrichs, 19,452 shares held by Mr. Houser, 29,822 shares held by Mr. McCormack, 14,021 shares held by Mr. Mitchell, 85,423 shares held by Mr. Nesser and 21,479 shares held by Mr. Roll.

We expect any transfers reflecting shares of McDermott stock returned to us will be reported in the SEC filings made by those transferring holders who are obligated to report transactions in our securities under Section 16 of the Securities Exchange Act of 1934.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al. v. J. Ray McDermott, Inc. et al., was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the Court on January 3, 2005. We do not believe an adverse judgment or material losses in this matter are probable, and, accordingly, we have not accrued any amounts relating to this contingency. Although there is a possibility of an adverse judgment, the amount or potential range of loss is not estimable at this time. The insurer-plaintiffs in this matter commenced this proceeding in a purported attempt to obtain a determination of insurance coverage obligations for occupational exposure and/or environmental matters for which we have given notice that we could potentially seek coverage. Because estimating losses would require, for every matter, known and unknown, on a case by case basis, anticipating what impact on coverage a judgment would have and a determination of an otherwise expected insured value, damages cannot be reasonably estimated.

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al.(“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as J. Ray McDermott (“JRMI”) and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. The New Antoine Suit plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. The plaintiffs seek monetary damages in an unspecified amount in both the Boudreaux Suit and New Antoine Suit cases and attorneys’ fees in the New Antoine Suit. We cannot reasonably estimate the extent of a potential judgment against us, if any, and we intend to vigorously defend these suits.

Additionally, due to the nature of our business, we are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers’ compensation claims, Jones Act claims, occupational hazard claims, including asbestos-exposure claims, premises liability claims and other claims.

Based upon our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows; however, because of the inherent uncertainty of litigation and, in some cases, the availability and amount of potentially applicable insurance, we can provide no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial condition, results of operations or cash flows for the fiscal period in which that resolution occurs.

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

At December 31, 2011 and 2010, we had total environmental reserves of $1.3 million and $2.9 million, respectively. Of our total environmental reserves at December 31, 2011 and 2010, $1.3 million and $2.4 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

During the year ended December 31, 2011, we recovered $2.0 million of environmental reserves associated with the April 2006 sale of our former Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”). TNG was reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2006 and, accordingly, the recovery of this reserve is included in income from discontinued operations, net of tax for the year ended December 31, 2011.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2011, it is possible that we may incur liabilities for liquidated damages aggregating approximately $66 million, of which approximately $17 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from April 2011 to December 2012. Subsequent to December 31, 2011, approximately $28 million of the $66 million possible liquidated damages were resolved without payment. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

Other

MII, B&W PGG and McDermott Holdings, Inc., which in connection with the spin-off of B&W was renamed Babcock & Wilcox Holdings, Inc. and merged with B&W, have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of December 31, 2011, there were no such surety bonds outstanding.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2011 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2012	$10,495
2013	$9,725
2014	$8,546
2015	$8,285
2016	$7,051
Thereafter	$113,736

Total rental expense for the years ended December 31, 2011, 2010 and 2009 was $53.9 million, $47.9 million and $54.1 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	Quarter Ended
Year Ended December 31, 2011	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share amounts)
Revenues	$899,240	$849,801	$879,894	$816,175
Operating income	$100,298	$83,779	$35,216	$31,430
Income from continuing operations, less noncontrolling interest	$68,758	$63,718	$9,764	$9,302
Income (loss) from discontinued operations, net of tax	1,662	3,610	1,187	(19,271)

Net income(1)	$70,420	$67,328	$10,951	$(9,969)

	Per Share Data
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	0.29	0.27	0.04	0.04
Income (loss) from discontinued operations, net of tax	0.01	0.02	0.01	(0.08)
Net income	0.30	0.29	0.05	(0.04)

Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	0.29	0.27	0.04	0.04
Income (loss) from discontinued operations, net of tax	0.01	0.02	0.01	(0.08)
Net income	0.30	0.28	0.05	(0.04)

(1)	See Note 2 for discussion on discontinued operations and other items.

	Quarter Ended
Year Ended December 31, 2010	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share amounts)
Revenues	$504,882	$627,144	$732,095	$539,622
Operating income	$73,187	$98,142	$84,303	$59,273
Income from continuing operations, less noncontrolling interest	$51,562	$78,691	$60,833	$45,480
Income (loss) from discontinued operations, net of tax	8,379	(2,657)	(40,030)	(592)

Net income	$59,941	$76,034	$20,803	$44,888

	Per Share Data
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	0.22	0.34	0.26	0.20
Income (loss) from discontinued operations, net of tax	0.04	(0.01)	(0.17)	—
Net income	0.26	0.33	0.09	0.19

Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	0.22	0.34	0.26	0.19
Income (loss) from discontinued operations, net of tax	0.04	(0.01)	(0.17)	—
Net income	0.26	0.32	0.09	0.19

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2011, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

McDermott International, Inc.

Houston, Texas

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s completed spin-off of its Government Operations and Power Generations Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers,” respectively, in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our Web site, www.mcdermott.com/ under “Ethics—Code of Business Conduct.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5—“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Note 12 to our consolidated financial statements included in this report is incorporated by reference. Additional information required by this item is incorporated by reference to the material appearing under the heading “Corporate Governance—Director Independence” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2012” in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II is filed with this annual report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

III.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

Exhibit Number	Description

4.3	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

4.4	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.4*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.5*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.6*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.9*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 4, 2007 (File No. 1-08430)).

Exhibit Number	Description

10.10*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.11*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.13*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.14*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.16*	McDermott International, Inc. New Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.18*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.19*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.20*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.21*	Form of 2009 LTIP 2010 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.22	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.23	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.24	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.25	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.26	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.27	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.28	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.29	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.30	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.31*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.32*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.33*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.34*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.35*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.36*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.40 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.37*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.41 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.38*	Form of 2009 LTIP Restricted Stock Grant Agreement for 2010 retention grants made to Messrs. Johnson and Nesser and Ms. Hinrichs (incorporated by reference to Exhibit 10.42 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.39	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.40*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.41*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.42*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.43	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (file No. 1-08430)).

10.44	Separation Agreement, dated as of May 10, 2011, between McDermott International, Inc. and John T. Nesser, III (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

Exhibit Number	Description

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ STEPHEN M. JOHNSON
Stephen M. Johnson
February 29, 2012		Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/S/ STEPHEN M. JOHNSON Stephen M. Johnson	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ PERRY L. ELDERS Perry L. Elders	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RONALD C. CAMBRE Ronald C. Cambre	Director

/S/ JOHN F. BOOKOUT, III John F. Bookout, III	Director

/S/ ROGER A. BROWN Roger A. Brown	Director

/S/ STEPHEN G. HANKS Stephen G. Hanks	Director

/S/ D. BRADLEY MCWILLIAMS D. Bradley McWilliams	Director

/S/ THOMAS C. SCHIEVELBEIN Thomas C. Schievelbein	Director

/S/ MARY L. SHAFER-MALICKI Mary L. Shafer-Malicki	Director

/S/ DAVID A. TRICE David A. Trice	Director

February 29, 2012

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets(2)
Year Ended December 31, 2011	$(95,734)	$(72,502)	$7,970	$(160,266)
Year Ended December 31, 2010	$(108,737)	$(8,155)	$21,158	$(95,734)
Year Ended December 31, 2009	$(78,249)	$(30,776)	$288	$(108,737)

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2)	Amounts charged to other accounts included in other comprehensive loss.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2011	$(29,561)	$(31,897)	$1,757	$35,019	$(24,682)
Year Ended December 31, 2010	$(42,246)	$(8,108)	$11,231	$9,562	$(29,561)
Year Ended December 31, 2009	$(28,308)	$(39,684)	$1,630	$24,116	$(42,246)

INDEX TO EXHIBITS

3.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

4.4	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on July 29,1997 (File No. 1-08430)).

10.4*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on May 3, 2006 (File No. 1-08430)).

10.5*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005
(File No. 1-08430)).

10.6*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.9*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 4, 2007
(File No. 1-08430)).

10.10*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.11*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.13*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.14*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.16*	McDermott International, Inc. New Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.18*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.19*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.20*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.21*	Form of 2009 LTIP 2010 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.22	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 1-08430)).

10.23	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 1-08430)).

10.24	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.25	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.26	Transition Services Agreement dated as of July 2, 2010 between McDermott International, Inc. as service provider and The Babcock & Wilcox Company as service receiver (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.27	Transition Services Agreement dated as of July 2, 2010 between The Babcock & Wilcox Company as service provider and McDermott International, Inc. as service receiver (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.28	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.29	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.30	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.31*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.32*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.33*	Form of Change in Control Agreement to be entered into among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.34*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.35*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.36*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.40 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.37*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.41 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

Exhibit Number	Description

10.38*	Form of 2009 LTIP Restricted Stock Grant Agreement for 2010 retention grants made to Messrs. Johnson and Nesser and Ms. Hinrichs (incorporated by reference to Exhibit 10.42 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.39	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.40*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.41*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.42*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.43	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (file No. 1-08430)).

10.44	Separation Agreement, dated as of May 10, 2011, between McDermott International, Inc. and John T. Nesser, III (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (file No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

