Form 10-K/A
period 2011-12-31
MCDERMOTT INTERNATIONAL INC
filed 2012-04-03
CIK 708819

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2011, initially filed with the Securities and Exchange Commission on February 29, 2012 (the “Original Filing”), is being filed to amend the Signature Page to the Original Filing to remove the name and conformed signature of Mr. Ronald C. Cambre, who retired from our Board of Directors on May 6, 2011. In addition, in connection with the filing of this Form 10-K/A, we are including certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Such certifications are attached to this Form 10-K/A as Exhibits 31.1 and 31.2.

The conformed signature of Mr. Cambre, our former Chairman of the Board of Directors, was inadvertently included in the electronic version of the Signature Page to the Original Filing, although Mr. Cambre did not manually sign the Signature Page we have in our possession. Except for the aforementioned amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date.

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

Signature	Title

/s/ STEPHEN M. JOHNSON	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)
Stephen M. Johnson

/s/ PERRY L. ELDERS	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Perry L. Elders

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ ROGER A. BROWN	Director
Roger A. Brown

/s/ STEPHEN G. HANKS	Director
Stephen G. Hanks

/s/ D. BRADLEY MCWILLIAMS	Director
D. Bradley McWilliams

/s/ THOMAS C. SCHIEVELBEIN	Director
Thomas C. Schievelbein

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ DAVID A. TRICE	Director
David A. Trice

February 29, 2012

Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ PERRY L. ELDERS
April 3, 2012	Perry L. Elders
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

4