Form 10-Q
period 2012-03-31
MCDERMOTT INTERNATIONAL INC
filed 2012-05-10
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding at April 27, 2012 was 235,575,847.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I— FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$727,678	$899,240

Costs and Expenses:
Cost of operations	597,434	747,225
Selling, general and administrative expenses	46,611	55,369
Gain on asset disposals	(226)	(225)

Total costs and expenses	643,819	802,369

Equity in Income (Loss) of Unconsolidated Affiliates	(3,683)	3,427

Operating Income	80,176	100,298

Other Income (Expense):
Interest income	1,634	449
Gain (loss) on foreign currency – net	9,441	(4,232)
Other expense – net	(581)	(1,171)

Total other income (expense)	10,494	(4,954)

Income from continuing operations before provision for income taxes and noncontrolling interests	90,670	95,344
Provision for Income Taxes	28,743	22,579

Income from continuing operations before noncontrolling interests	61,927	72,765

Gain on disposal of discontinued operations	257	—
Income from discontinued operations, net of tax	3,240	1,662

Total income from discontinued operations, net of tax	3,497	1,662

Net Income	65,424	74,427
Less: Net Income Attributable to Noncontrolling Interests	2,666	4,007

Net Income Attributable to McDermott International, Inc.	$62,758	$70,420

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interests	0.25	0.29
Income from discontinued operations, net of tax	0.01	0.01
Net income attributable to McDermott International, Inc.	0.27	0.30

Diluted:
Income from continuing operations, less noncontrolling interests	0.25	0.29
Income from discontinued operations, net of tax	0.01	0.01
Net income attributable to McDermott International, Inc.	0.26	0.30

Shares used in the computation of earnings per share:
Basic	235,208,252	233,841,075
Diluted	237,332,627	236,745,578

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands)
Net Income	$65,424	$74,427

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,045	4,963
Unrealized gain on investments	697	699
Realized loss on investments	—	8
Translation adjustments	3,113	2,763
Unrealized gain (loss) on derivatives	(5,887)	8,067
Realized (gain) loss on derivatives	1,294	(223)

Other comprehensive income, net of tax(1)	2,262	16,277

Total Comprehensive Income	$67,686	$90,704

Less: Comprehensive Income Attributable to Noncontrolling Interests	2,819	5,126

Comprehensive Income Attributable to McDermott International, Inc.	$64,867	$85,578

(1)	The tax impact on amounts presented in other comprehensive income are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$788,965	$570,854
Restricted cash and cash equivalents	24,832	21,962
Investments	54,708	109,522
Accounts receivable—trade, net	388,373	445,808
Accounts receivable—other	61,140	53,386
Contracts in progress	259,664	287,390
Deferred income taxes	15,097	11,931
Assets held for sale	—	3,197
Other current assets	40,680	33,135

Total Current Assets	1,633,459	1,537,185

Property, Plant and Equipment	2,019,289	1,958,877
Less accumulated depreciation	(878,048)	(857,012)

Net Property, Plant and Equipment	1,141,241	1,101,865
Assets Held for Sale	—	55,571
Investments	30,991	29,484
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	39,912	42,659
Other Assets	178,589	184,848

Total Assets	$3,065,394	$2,992,814

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$10,061	$8,941
Accounts payable	272,746	315,514
Accrued liabilities	307,797	309,515
Advance billings on contracts	358,052	320,438
Deferred income taxes	12,396	13,187
Income taxes payable	67,316	54,181

Total Current Liabilities	1,028,368	1,021,776

Long-Term Debt	82,180	84,794
Self-Insurance	24,969	23,585
Pension Liability	20,134	21,295
Other Liabilities	122,416	107,652
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 243,085,098 and 242,416,424 shares at March 31, 2012 and December 31, 2011, respectively	243,085	242,416
Capital in excess of par value	1,379,153	1,375,976
Retained earnings	301,861	239,103
Treasury stock, at cost, 7,811,017 and 7,359,983 shares at March 31, 2012 and December 31, 2011, respectively	(98,011)	(95,827)
Accumulated other comprehensive loss	(99,921)	(102,030)

Stockholders’ Equity—McDermott International, Inc.	1,726,167	1,659,638
Noncontrolling Interests	61,160	74,074

Total Equity	1,787,327	1,733,712

Total Liabilities and Equity	$3,065,394	$2,992,814

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,424	$74,427
Less: Income from discontinued operations, net of tax	3,497	1,662

Income from continuing operations	61,927	72,765
Non-cash items included in net income:
Depreciation and amortization	23,276	20,525
Equity in (income) loss of unconsolidated affiliates	3,683	(3,427)
Gain on asset disposals	(226)	(225)
Benefit for deferred taxes	(4,131)	(6,929)
Pension costs	579	6,153
Other non-cash items	3,224	4,368
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	50,017	17,045
Net contracts in progress and advance billings on contracts	65,363	(244,062)
Accounts payable	(55,292)	23,947
Accrued and other current liabilities	(10,040)	39,311
Pension liability and accrued postretirement and employee benefits	7,489	(41,546)
Other assets and liabilities	26,992	20,038

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	172,861	(92,037)
NET CASH PROVIDED BY OPERATING ACTIVITIES—DISCONTINUED OPERATIONS	—	114

TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	172,861	(91,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,751)	(63,986)
Increase in restricted cash and cash equivalents	(2,870)	(8,493)
Purchases of available-for-sale securities	(40,319)	(298,169)
Sales and maturities of available-for-sale securities	94,380	258,361
Other investing activities	(2,150)	218

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUING OPERATIONS	4,290	(112,069)
NET CASH PROVIDED BY INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	60,671	—

TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	64,961	(112,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in debt	—	11,837
Payment of debt	(1,494)	(2,158)
Distributions to noncontrolling interests	(15,733)	—
Other financing activities	(1,784)	57

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—CONTINUING OPERATIONS	(19,011)	9,736

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(700)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218,111	(194,256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	570,854	403,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD—CONTINUING OPERATIONS	$788,965	$209,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$16,036	$3,574

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Net income	—	—	—	70,420	—	—	70,420	4,007	74,427
Other comprehensive income, net of tax	—	—	—	—	—	15,158	15,158	1,119	16,277
Exercise of stock options	269,556	270	1,255	—	—	—	1,525	—	1,525
Share vesting	851,308	851	(851)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(6,483)	—	(6,483)	—	(6,483)
Stock-based compensation charges	—	—	5,615	—	—	—	5,615	—	5,615

Balance March 31, 2011	241,912,337	$241,912	$1,363,335	$170,793	$(92,218)	$(148,559)	$1,535,263	$68,365	$1,603,628

Balance December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712
Net income	—	—	—	62,758	—	—	62,758	2,666	65,424
Other comprehensive income, net of tax	—	—	—	—	—	2,109	2,109	153	2,262
Exercise of stock options	129,998	130	422	—	—	—	552	—	552
Share vesting	538,676	539	(539)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(2,184)	—	(2,184)	—	(2,184)
Stock-based compensation charges	—	—	3,294	—	—	—	3,294	—	3,294
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,733)	(15,733)

Balance March 31, 2012	243,085,098	$243,085	$1,379,153	$301,861	$(98,011)	$(99,921)	$1,726,167	$61,160	$1,787,327

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. In these notes to our condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

We have presented our unaudited condensed consolidated financial statements in U.S. Dollars, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the accompanying notes in our annual report on Form 10-K for the year ended December 31, 2011.

We have included all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. These unaudited condensed consolidated financial statements include the accounts of McDermott International, Inc., its consolidated subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures” or “unconsolidated affiliates.” We have eliminated intercompany transactions and accounts.

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The condensed consolidated statements of income, comprehensive income, cash flows and equity reflect the historical operations of the charter fleet business as a discontinued operation through March 19, 2012. The consolidated balance sheet as of December 31, 2011 reflects the charter fleet business as held for sale. Accordingly, we have presented the notes to our condensed consolidated financial statements on the basis of continuing operations. In addition, certain 2011 amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the 2012 presentation.

Business Segments

We report financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. See Note 8 for summarized financial information on our segments.

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

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts. We currently have two projects that we account for under our deferred profit recognition policy. These projects contributed revenues equal to costs totaling approximately $10 million and $7.9 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed contract method during the quarters ended March 31, 2012 and March 31, 2011.

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

We include claims revenue for extra work or changes in scope of work in contract value when we consider collection to be probable and the value can be reasonably estimated. Claim revenue is only recorded in our consolidated financial statements to the extent of associated costs. For the three months ended March 31, 2012, approximately $10 million of revenues equal to costs are reflected in our condensed consolidated financial statements pertaining to claims. Certain of our unconsolidated joint ventures also included approximately $4 million of claim revenue and costs in their financial statements for the three months ended March 31, 2012. The amounts recorded for claims in the three months ended March 31, 2011 were not material to the condensed consolidated financial statements. We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

As of March 31, 2012, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 9. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are recognized in selling, general and administrative expenses as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.

We record current cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At March 31, 2012, we had current restricted cash and cash equivalents totaling $24.8 million, all of which was held in restricted foreign-entity accounts.

Investments

We classify investments available for current operations in the balance sheet as current assets, and we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other expense—net. The cost of securities sold is based on the specific identification method. We include interest earned on securities in interest income.

Investments in Unconsolidated Affiliates

We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%. Currently, most of our significant investments in affiliates that are not consolidated are recorded using the equity method. Investments in entities where our ownership interest is less than 20% and where we are unable to exert significant influence are carried at cost.

Accounts Receivable – Trade, Net

A summary of contract receivables is as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$298,174	$371,223
Completed contracts	29,570	28,369
Retainages	86,219	65,248
Unbilled	5,300	5,650
Less allowances	(30,890)	(24,682)

Accounts receivable—trade, net	$388,373	$445,808

We expect to invoice our unbilled receivables once contractually specified milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$86,219	$65,248
Retainages expected to be collected after one year	65,042	74,539

Total retainages	$151,261	$139,787

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 5 for additional information regarding fair value measurements.

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

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at period-end exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of other comprehensive income, net of tax.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 7 for our earnings per share computations.

Comprehensive Loss

The components of accumulated other comprehensive income (loss) (“AOCI”) included in stockholders’ equity are as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(9,325)	$(12,438)
Net loss on investments	(3,706)	(4,403)
Net gain (loss) on derivative financial instruments	(1,657)	3,089
Unrecognized losses on benefit obligations	(85,233)	(88,278)

Accumulated other comprehensive loss	$(99,921)	$(102,030)

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Fair Value Measurement. This update provides guidance about how fair value should be applied where it is already required or permitted under GAAP. The update does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value and requires prospective application. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued an update to the topic Comprehensive Income. This update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires those components to instead be presented as one continuous statement with the statement of operations or as a separate, consecutive financial statement. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued an update to the topic Intangibles—Goodwill and Other. This update amends current guidance on the testing of goodwill for impairment, by providing an entity with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, prior to calculating the fair value of the reporting unit. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATION

Charter Fleet Business

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 Secunda Acquisition. The cash proceeds from the charter fleet sale were approximately $61 million, resulting in a gain on the sale of approximately $0.3 million.

The following table presents selected financial information regarding the results of operations attributable to our former charter fleet business:

	$xxx,xxx	$xxx,xxx
	Three Months Ended March 31,
	2012(1)	2011
	(Unaudited) (In thousands)
Revenues	$8,184	$9,504

Gain on disposal of discontinued operations	257	—
Income before provision for income taxes	3,240	2,411

	3,497	2,411
Provision for income taxes	—	(749)

Income from discontinued operations, net of tax	$3,497	$1,662

(1)	Includes the charter fleet operations through March 19, 2012.

The following table presents the carrying values of the major classes of assets and liabilities held for sale that are included in our unaudited condensed consolidated balance sheets:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Other assets	$—	$3,197

Property, plant and equipment—net	—	45,892
Other assets	—	9,679

Total long-term assets held for sale	$—	$55,571

NOTE 3 – PENSION PLANS

Although we currently provide retirement benefits for most of our U.S. employees through sponsorship of the McDermott Thrift Plan, some of our longer-term U.S. employees and former employees are entitled to retirement benefits under the McDermott (U.S.) Retirement Plan, a non-contributory qualified defined benefit pension plan (the “McDermott Plan”), and several non-qualified supplemental defined benefit pension plans. The McDermott Plan and the non-qualified supplemental defined benefit pension plans are collectively referred to herein as the “Domestic Plans.” The McDermott Plan has been closed to new participants since 2006, and benefit accruals under the McDermott Plan were frozen completely in 2010.

We also sponsor a defined benefit pension plan established under the laws of the Commonwealth of the Bahamas, the J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) which provides retirement benefits for certain of our current and former foreign employees. Effective August 1, 2011, new entry into the TCN Plan was closed, and effective December 31, 2011, benefit accruals under the TCN Plan were frozen. Effective January 1, 2012, we established a new global defined contribution plan to provide retirement benefits to employees who may have otherwise obtained benefits under the TCN Plan.

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Service cost	$—	$—	$—	$685
Interest cost	6,693	7,075	461	595
Expected return on plan assets	(9,000)	(6,525)	(611)	(613)
Amortization of prior service cost	—	—	—	4
Recognized net actuarial loss and other	2,590	4,248	446	684

Net periodic benefit cost	$283	$4,798	$296	$1,355

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency—net in our condensed consolidated statements of income. At March 31, 2012, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At March 31, 2012, we had deferred $1.7 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $4 million of deferred losses out of AOCI over the next 12 months.

At March 31, 2012, our derivative financial instruments consisted of foreign currency forward-exchange contracts. During the quarter ended March 31, 2012, we entered into derivative contracts with an aggregate notional value of approximately $825 million to mitigate currency exchange movements associated with various foreign currency expenditures we expect to incur on one of our EPCI projects through 2017. As a result, the notional value of our outstanding derivative contracts totaled approximately $1.2 billion at March 31, 2012, with maturities extending through 2017. The fair value of these contracts at March 31, 2012 was in a net liability position totaling $9.1 million.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable–other	$7,506	$2,765
Other assets	2,738	66

Total asset derivatives	$10,244	$2,831

Accounts payable	$11,073	$6,891
Other liabilities	8,320	969

Total liability derivatives	$19,393	$7,860

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income	$(6,040)	$6,948
Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$1,294	$(135)
Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency—net	$2,350	$(1,970)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx
	March 31, 2012	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Mutual funds(1)	$1,990	$—	$1,990	$—
Commercial paper	69,598	—	69,598	—
Asset-backed securities and collateralized mortgage obligations(2)	8,345	—	2,168	6,177
Corporate notes and bonds(3)	5,766	—	5,766	—

Total	$85,699	$—	$79,522	$6,177

	December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$1,923	$—	$1,923	$—
Commercial paper	123,210	—	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	—	2,101	6,030
Corporate notes and bonds	5,742	—	5,742	—

Total	$139,006	$—	$132,976	$6,030

(1)	Various U.S. equities and other investments managed under mutual funds
(2)	Asset-backed and mortgage-backed securities with maturities of up to 26 years
(3)	Corporate notes and bonds with maturities of three years or less

Our Level 2 investments consist of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. The fair value of our Level 2 investments was determined using a market approach which is based on quoted prices and other information for similar or identical instruments.

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands)
Balance at beginning of period	$6,030	$7,372
Total realized and unrealized gains	442	504
Principal repayments	(295)	(373)

Balance at end of period	$6,177	$7,503

Unrealized Losses on Investments

Our net unrealized loss on investments was $3.7 million and $4.4 million at March 31, 2012 and December 31, 2011, respectively. The investments in an unrealized loss position for twelve months or longer are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend, continue to perform and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of March 31, 2012. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented. The following is a summary of our available-for-sale securities:

	Twelve Months or Greater
	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)

March 31, 2012
Mutual funds	$1,990	$—
Commercial paper	69,598	—
Asset-backed securities and collateralized mortgage obligations	8,345	(3,761)
Corporate notes and bonds	5,766	—

Total	$85,699	$(3,761)

	Twelve Months or Greater
	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
December 31, 2011
Mutual funds	$1,923	$—
Commercial paper	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	(4,358)
Corporate notes and bonds	5,742	—

Total	$139,006	$(4,358)

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values.

Short-term and long-term debt. The fair value of debt instruments is classified as Level 2 within the fair value hierarchy and is valued using a market approach based on quoted prices for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Forward contracts. The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value these forward contracts, which discounts future cash flows based on current market expectations and credit risk.

The estimated fair values of certain of our financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$788,965	$788,965	$570,854	$570,854
Restricted cash and cash equivalents	$24,832	$24,832	$21,962	$21,962
Investments	$85,699	$85,699	$139,006	$139,006
Debt	$92,241	$95,940	$93,735	$96,187
Forward contracts	$(9,149)	$(9,149)	$(5,029)	$(5,029)

NOTE 6 – STOCK–BASED COMPENSATION

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

Total stock-based compensation expense, net recognized for the three months ended March 31, 2012 and March 31, 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands)
Stock Options	$994	$808
Restricted Stock	—	673
Restricted Stock Units	1,460	4,012
Performance Shares	840	122

Total	$3,294	$5,615

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Basic:
Income from continuing operations less noncontrolling interests	$59,261	$68,758
Income from discontinued operations, net of tax	3,497	1,662

Net income attributable to McDermott International, Inc.	$62,758	$70,420

Diluted:

Weighted average common shares (basic)	235,208,252	233,841,075

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	2,124,375	2,904,503

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,332,627	236,745,578

Basic earnings per share:
Income from continuing operations less noncontrolling interests	0.25	0.29
Income from discontinued operations, net of tax	0.01	0.01
Net income attributable to McDermott International, Inc.	0.27	0.30

Diluted earnings per share:
Income from continuing operations less noncontrolling interests	0.25	0.29
Income from discontinued operations, net of tax	0.01	0.01
Net income attributable to McDermott International, Inc.	0.26	0.30

(1)

Approximately 1.8 million and 0.4 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three-month periods ended March 31, 2012 and 2011, respectively.

NOTE 8 – SEGMENT REPORTING

We report our financial results under a geographic-based reporting structure, which coincides with how our financial information is reviewed and evaluated on a regular basis by our chief operating decision maker. Accordingly, we have three reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.”

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (In thousands)
Revenues(1):
Asia Pacific	$297,035	$474,813
Atlantic	99,604	39,894
Middle East	331,039	384,533

Total revenues	$727,678	$899,240

Operating income:
Asia Pacific	$57,434	$38,879
Atlantic	(11,993)	(17,637)
Middle East	34,735	79,056

Total operating income	$80,176	$100,298

Capital expenditures(2):
Asia Pacific	$16,565	$26,986
Atlantic	11,875	28,752
Middle East	15,776	7,711
Corporate and Other	535	537

Total capital expenditures	$44,751	$63,986

Depreciation and amortization:
Asia Pacific	$4,857	$5,736
Atlantic	7,184	3,793
Middle East	7,494	7,363
Corporate and Other	3,741	3,633

Total depreciation and amortization	$23,276	$20,525

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Total capital expenditures exclude approximately $13 million and $4 million in accrued capital expenditures for the three months ended March 31, 2012 and 2011, respectively.

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$1,065,504	$934,134
Atlantic	326,337	419,258
Middle East	1,185,590	1,065,478
Corporate and other	487,963	515,176

Total continuing operations	3,065,394	2,934,046
Total discontinued operations	—	58,768

Total assets	$3,065,394	$2,992,814

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The following discussion presents information relating to pending litigation discussed in Note 13 – Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material subsequent developments relating to these matters.

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

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al.(“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as JRMI and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. The New Antoine Suit plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. The plaintiffs seek monetary damages in an unspecified amount in both the Boudreaux Suit and New Antoine Suit cases and attorneys’ fees in the New Antoine Suit. We cannot reasonably estimate the extent of a potential judgment against us, if any, and we intend to vigorously defend these suits.

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

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

At March 31, 2012 we had total environmental reserves of $1.2 million, all of which was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Many of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $36 million, of which approximately $15 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2011 to December 2012. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

NOTE 10 – SUBSEQUENT EVENT

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pte. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2011.

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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the capital investment required to maintain and/or upgrade our fleet of vessels;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key financial and human resources legacy systems;

•	social, political and economic situations in foreign countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	interference from adverse weather conditions;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2011. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Recent Development

Charter Fleet Sale

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”).

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $36 million, of which approximately $15 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2011 to December 2012. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2011. See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on recently adopted accounting standards.

Business Segments and Results of Operations

Business Segments

Our business segments consist of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The following is a discussion of our segments.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of national, major integrated and other oil and gas companies primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an engineering, procurement, construction and installation (“EPCI”) basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we have developed a fabrication facility located in China.

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

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of national, major integrated and other oil and gas companies primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, the North Sea, Russia and Turkmenistan. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston, Texas and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Results of Operations

Selected Financial Data:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
Asia Pacific	$297,035	$474,813
Atlantic	99,604	39,894
Middle East	331,039	384,533

Total Revenues	$727,678	$899,240

Operating Income (Loss):
Asia Pacific	$57,434	$38,879
Atlantic	(11,993)	(17,637)
Middle East	34,735	79,056

Total Operating Income	$80,176	$100,298

Other Income (Expense):
Interest income	$1,634	$449
Gain (loss) on foreign currency – net	9,441	(4,232)
Other expense – net	(581)	(1,171)

Total Other Income (Expense)	$10,494	$(4,954)

Provision for Income Taxes	$28,743	$22,579

Total Income from Discontinued Operations, Net of Tax	$3,497	$1,662

Net Income Attributable to Noncontrolling Interests	$2,666	$4,007

Three months ended March 31, 2012 vs. 2011

Revenues

Revenues decreased approximately 19%, or $171.5 million, to $727.7 million in the three months ended March 31, 2012 compared to $899.2 million for the corresponding 2011 period, attributable to decreases in our Asia Pacific and Middle East segments. Revenues in our Asia Pacific segment decreased approximately 37%, or $177.8 million, to $297.0 million in the three months ended March 31, 2012 compared to $474.8 million in the three months ended March 31, 2011, influenced primarily by reduced fabrication and marine activity. Revenues in our Middle East segment decreased approximately 14%, or $53.5 million, to $331.0 million in the three months ended March 31, 2012 from $384.5 million in the corresponding prior year period, driven largely by lower marine activity. The revenue declines in our Asia Pacific and Middle East segments were partially offset by revenue improvements in our Atlantic segment. Our Atlantic segment revenues increased $59.7 million to $99.6 million in the three months ended March 31, 2012, from $39.9 million in the three months ended March 31, 2011, driven primarily by increased marine and fabrication activities in the three-month period ended March 31, 2012.

Operating Income

Operating income decreased $20.1 million to $80.2 million in the quarter ended March 31, 2012 from $100.3 million in the quarter ended March 31, 2011, attributable to reduced operating income in our Middle East segment, which experienced lower marine activity levels and lower project close-outs and settlements. The Asia Pacific segment reported an increase in operating income of $18.5 million to $57.4 million in the three months ended March 31, 2012 compared to $38.9 million in the corresponding 2011 period, primarily due to cost savings on marine installation activities on an EPCI project and, to a lesser extent, increased project close-outs and settlements, partially offset by reduced marine and fabrication activities. The Atlantic segment reported an operating loss of $12.0 million for the quarter ended March 31, 2012, an improvement of $5.6 million compared to the 2011 period, largely as a result of increased fabrication activities and the impact of certain cost reduction measures we implemented during 2011.

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

We currently have two projects, one of which is in our Atlantic segment and the other of which is in our Asia Pacific segment, that we account for under our deferred profit recognition policy under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. Our March 31, 2012 backlog includes approximately $358 million relating to these projects. Additionally, these projects contributed revenues equal to costs totaling approximately $10 million and $7.9 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Other Items in Operating Income

Selling, general and administrative expenses decreased $8.8 million to $46.6 million in the three months ended March 31, 2012 as compared to $55.4 million in the three months ended March 31, 2011. The decrease was primarily due to lower corporate costs, including those associated with our pension plans and stock-based compensation plans.

Equity in income (loss) of unconsolidated affiliates declined $7.1 million to a loss of $3.7 million for the three months ended March 31, 2012 as compared to income of $3.4 million in the quarter ended March 31, 2011. This decline was primarily due to the fact that, during the three months ended March 31, 2011, we recognized fee income of approximately $9 million at one of our joint ventures with no comparable income recognized during the quarter ended March 31, 2012.

Other Items

Results for the quarters ended March 31, 2012 and 2011 were not significantly impacted by interest income, expense or other expense, due to the continued lower rates of interest in general and capitalization of interest expense on capital projects.

Gain (loss) on foreign currency – net improved by $13.6 million to income of $9.4 million in the three months ended March 31, 2012 from expense of $4.2 million in the three months ended March 31, 2011, primarily due to foreign currency gains of approximately $7 million and gains related to derivative instruments and hedging activities of approximately $2 million recognized during the 2012 period, as compared to foreign currency losses of approximately $2 million and losses related to derivative instruments and hedging activities of approximately $2 million recognized during the 2011 period.

During the quarter ended March 31, 2012, we entered into derivative contracts with an aggregate notional value of approximately $825 million to mitigate currency exchange movements associated with various foreign currency expenditures we expect to incur on one of our EPCI projects through 2017. While we currently believe that these contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore, we may experience larger gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts.

Provision for Income Taxes

For the three months ended March 31, 2012, the provision for income taxes increased $6.1 million to $28.7 million, while income before provision for income taxes decreased $4.7 million to $90.7 million. The increase in the provision for income taxes was primarily attributable to the mix of earnings across jurisdictions resulting in a larger proportion of our income being taxed at higher tax rates, losses in certain tax jurisdictions for which we do not expect to receive a benefit and capital gains tax from the restructuring of certain of our Asia Pacific subsidiaries. As a result, our effective tax rate for the three months ended March 31, 2012 was approximately 32%, as compared to 24% for the comparable 2011 period.

Discontinued Operations and Noncontrolling Interests

Total income from discontinued operations, net of tax was income of $3.5 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61 million, resulting in a gain on the sale of approximately $0.3 million.

Net income attributable to noncontrolling interests decreased by $1.3 million to $2.7 million in the three months ended March 31, 2012, primarily due to reduced activity and lower net income at our joint ventures.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. We generally include expected revenues of a contract in our backlog when we enter into a written confirmation with the customer. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

	March 31, 2012		December 31, 2011
	(Dollars in millions)
Asia Pacific	$3,697	64%	$1,523	39%
Atlantic	634	11%	711	18%
Middle East	1,476	25%	1,647	43%

Total Backlog	$5,807	100%	$3,881	100%

Of the March 31, 2012 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter
	(In millions)
Total Backlog	$2,786	$917	$2,104

Of the March 31, 2012 backlog, approximately $360 million is from projects currently in a loss position whereby future revenues are expected to equal costs when recognized. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers. Additionally, we have two projects that we are accounting for under our deferred profit recognition policy, representing approximately $358 million of the March 31, 2012 backlog.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as amended in August 2011 (the “Credit Agreement”), provide an additional resource to fund our operating and investing activities. Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures. At March 31, 2012, we were in compliance with our covenant requirements. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments increased by $167.7 million to $899.5 million at March 31, 2012 from $731.8 million at December 31, 2011, primarily due to a change in the net amount of contracts in progress and advanced billings on contracts and cash received from the sale of our former charter fleet business.

At March 31, 2012, we had current restricted cash and cash equivalents totaling $24.8 million all of which was held in restricted foreign-entity accounts.

At March 31, 2012, we had investments with a fair value of $85.7 million. Our investment portfolio consists of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $3.7 million and $4.4 million at March 31, 2012 and December 31, 2011, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash decreased by $131.3 million to a negative $208.7 million at March 31, 2012 from a negative $77.4 million at December 31, 2011, primarily due to the change in the net amount of contracts in progress and advanced billings on contracts.

Cash Flow Activities – Continuing Operations

Operating activities. Our net cash provided by operating activities was $172.9 million in the three-month period ended March 31, 2012, compared to net cash used in operating activities of $92.0 million in the three months ended March 31, 2011. This change was primarily attributable to changes in net contracts in progress and advance billings on contracts and accounts receivable.

Investing activities. Our net cash provided by investing activities was $4.3 million in the three-month period ended March 31, 2012, compared to cash used in investing activities of $112.1 million in the three months ended March 31, 2011. This change was primarily attributable to cash provided from net sales and maturities of available-for-sale securities.

Financing activities. Our net cash used in financing activities was $19.0 million in the three-month period ended March 31, 2012 as compared to cash provided by financing activities of $9.7 million in the three months ended March 31, 2011. The change was primarily attributable to approximately $16 million of distributions to noncontrolling interests during the quarter ended March 31, 2012.

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

At March 31, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $292.4 million. At March 31, 2012, there was $657.6 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended March 31, 2012. Had there been borrowings, the applicable base interest rate would have been approximately 4% per annum. In addition, we had $164.1 million in outstanding unsecured bilateral letters of credit at March 31, 2012.

Based on the credit ratings at March 31, 2012 applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pte. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $41.8 million and $43.3 million on our balance sheets at March 31, 2012 and December 31, 2011, respectively, of which approximately $6.0 million is classified as current notes payable at March 31, 2012 and December 31, 2011. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At March 31, 2012, there was $50.4 million in borrowings outstanding, of which $4.1 million is classified as current notes payable. At December 31, 2011, there was $50.4 million in borrowings outstanding, of which $2.9 million was classified as current notes payable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 9 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

There have been no material changes with respect to the disclosures contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2012, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 — January 31, 2012	$—	$—	not applicable	not applicable
February 1 — February 29, 2012	—	—	not applicable	not applicable
March 1 — March 31, 2012	151,034	13.99	not applicable	not applicable

Total	$151,034	$13.99	not applicable	not applicable

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*	Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed March 6, 2012 (File No. 1-08430)).

10.2*	Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed March 6, 2012 (File No. 1-08430)).

10.3*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed March 6, 2012 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

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

MCDERMOTT INTERNATIONAL, INC.

By:	/S/ PERRY L. ELDERS
Perry L. Elders Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 10, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*	Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed March 6, 2012 (File No. 1-08430)).

10.2*	Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed March 6, 2012 (File No. 1-08430)).

10.3*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed March 6, 2012 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document