Form 10-Q
period 2012-06-30
MCDERMOTT INTERNATIONAL INC
filed 2012-08-06
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding at July 27, 2012 was 235,810,640.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$889,248	$849,801	$1,616,926	$1,749,041

Costs and Expenses:
Cost of operations	759,704	703,805	1,357,138	1,451,030
Selling, general and administrative expenses	47,482	60,412	94,093	115,781
(Gain) loss on asset disposals	29	(71)	(197)	(296)

Total costs and expenses	807,215	764,146	1,451,034	1,566,515

Equity in Income (Loss) of Unconsolidated Affiliates	(2,651)	(1,876)	(6,334)	1,551

Operating Income	79,382	83,779	159,558	184,077

Other Income (Expense):
Interest income	1,585	292	3,219	741
Interest expense	—	(263)	—	(263)
Gain (loss) on foreign currency—net	1,256	1,372	10,697	(2,860)
Other income (expense)—net	51	(117)	(530)	(1,288)

Total other income (expense)	2,892	1,284	13,386	(3,670)

Income from continuing operations before provision for income taxes and noncontrolling interests	82,274	85,063	172,944	180,407

Provision for Income Taxes	28,345	17,237	57,088	39,816

Income from continuing operations before noncontrolling interests	53,929	67,826	115,856	140,591

Gain on disposal of discontinued operations	—	—	257	—
Income from discontinued operations, net of tax	—	3,610	3,240	5,272

Total income from discontinued operations, net of tax	—	3,610	3,497	5,272

Net Income	53,929	71,436	119,353	145,863

Less: Net Income Attributable to Noncontrolling Interests	1,190	4,108	3,856	8,115

Net Income Attributable to McDermott International, Inc.	$52,739	$67,328	$115,497	$137,748

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interests	0.22	0.27	0.48	0.57
Income from discontinued operations, net of tax	—	0.02	0.01	0.02
Net income attributable to McDermott International, Inc.	0.22	0.29	0.49	0.59
Diluted:
Income from continuing operations, less noncontrolling interests	0.22	0.27	0.47	0.56
Income from discontinued operations, net of tax	—	0.02	0.01	0.02
Net income attributable to McDermott International, Inc.	0.22	0.28	0.49	0.58
Shares used in the computation of earnings per share:
Basic	235,681,213	234,573,031	235,444,733	234,207,053
Diluted	237,460,765	237,544,674	237,396,697	237,145,126

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Net Income	$53,929	$71,436	$119,353	$145,863

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	2,681	5,093	5,726	10,056
Unrealized gain on benefit plan revaluation	—	9,883	—	9,883
Unrealized gain (loss) on investments	431	(63)	1,128	636
Realized loss on investments	—	12	—	20
Translation adjustments	3,326	1,268	6,439	4,031
Unrealized gain (loss) on derivatives	(18,216)	3,311	(24,103)	11,378
Realized loss on derivatives	1,107	77	2,401	(146)

Other comprehensive income (loss), net of tax(1)	(10,671)	19,581	(8,409)	35,858

Total Comprehensive Income	$43,258	$91,017	$110,944	$181,721

Less: Comprehensive Income Attributable to Noncontrolling Interests.	1,138	4,499	3,957	9,625

Comprehensive Income Attributable to McDermott International, Inc.	$42,120	$86,518	$106,987	$172,096

(1)	The tax impact on amounts presented in other comprehensive income is not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$644,060	$570,854
Restricted cash and cash equivalents	24,024	21,962
Investments	48,970	109,522
Accounts receivable—trade, net	402,503	445,808
Accounts receivable—other	62,478	53,386
Contracts in progress	471,010	287,390
Deferred income taxes	12,316	11,931
Assets held for sale	—	3,197
Other current assets	38,349	33,135

Total Current Assets	1,703,710	1,537,185

Property, Plant and Equipment	2,087,422	1,958,877
Less accumulated depreciation	(898,635)	(857,012)

Net Property, Plant and Equipment	1,188,787	1,101,865
Assets Held for Sale	—	55,571
Investments	31,661	29,484
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	37,873	42,659
Other Assets	187,809	184,848

Total Assets	$3,191,042	$2,992,814

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$14,573	$8,941
Accounts payable	318,743	315,514
Accrued liabilities	337,076	309,515
Advance billings on contracts	353,457	320,438
Deferred income taxes	13,195	13,187
Income taxes payable	55,197	54,181

Total Current Liabilities	1,092,241	1,021,776

Long-Term Debt	95,207	84,794
Self-Insurance	26,214	23,585
Pension Liability	19,652	21,295
Other Liabilities	123,168	107,652
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 243,379,604 and 242,416,424 shares at June 30, 2012 and December 31, 2011, respectively	243,380	242,416
Capital in excess of par value	1,383,538	1,375,976
Retained earnings	354,600	239,103
Treasury stock, at cost, 7,874,779 and 7,359,983 shares at June 30, 2012 and December 31, 2011, respectively	(98,723)	(95,827)
Accumulated other comprehensive loss	(110,540)	(102,030)

Stockholders’ Equity—McDermott International, Inc.	1,772,255	1,659,638
Noncontrolling Interests	62,305	74,074

Total Equity	1,834,560	1,733,712

Total Liabilities and Equity	$3,191,042	$2,992,814

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$119,353	$145,863
Less: Income from discontinued operations, net of tax	3,497	5,272

Income from continuing operations	$115,856	$140,591
Non-cash items included in net income:
Depreciation and amortization	45,874	40,099
Equity in (income) loss of unconsolidated affiliates	6,334	(1,551)
Gain on asset disposals and impairments—net	(197)	(296)
Provision (benefit) from deferred taxes	1,194	(11,648)
Pension costs	768	11,588
Other non-cash items	10,090	10,369
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	36,237	(54,481)
Net contracts in progress and advance billings on contracts	(150,712)	(257,381)
Accounts payable	4,074	27,589
Accrued and other current liabilities	10,145	40,505
Pension liability and accrued postretirement and employee benefits	15,426	(42,067)
Other assets and liabilities	(3,902)	24,907

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	91,187	(71,776)
Net Cash Provided By Operating Activities—Discontinued Operations	—	62

Total Cash Provided By (Used In) Operating Activities	91,187	(71,714)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(131,661)	(141,682)
(Increase) decrease in restricted cash and cash equivalents	(2,062)	39,950
Purchases of available-for-sale securities	(66,266)	(377,018)
Sales and maturities of available-for-sale securities	125,895	424,452
Other investing activities, net	(2,071)	303

Net Cash Used In Investing Activities—Continuing Operations	(76,165)	(53,995)
Net Cash Provided By Investing Activities—Discontinued Operations	60,671	—

Total Cash Used In Investing Activities	(15,494)	(53,995)

Cash Flows From Financing Activities:
Increase in debt	19,033	30,745
Payment of debt	(2,988)	(4,288)
Distributions to noncontrolling interests	(15,726)	—
Other financing activities, net	(2,638)	(2,361)

Net Cash Provided By (Used In) Financing Activities—Continuing Operations	(2,319)	24,096

Effects of exchange rate changes on cash and cash equivalents	(168)	45

Net increase (decrease) in cash and cash equivalents	73,206	(101,568)

Cash and cash equivalents at beginning of period	570,854	403,463

Cash and cash equivalents at end of period—Continuing Operations	$644,060	$301,895

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$47,403	$25,534

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Net income	—	—	—	137,748	—	—	137,748	8,115	145,863
Other comprehensive income, net of tax	—	—	—	—	—	34,348	34,348	1,510	35,858
Exercise of stock options	399,239	399	1,692	—	—	—	2,091	—	2,091
Share vesting	961,748	962	(962)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(7,035)	—	(7,035)	—	(7,035)
Stock-based compensation charges	—	—	10,524	—	—	—	10,524	—	10,524
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,500)	(2,500)

Balance June 30, 2011	242,152,460	$242,152	$1,368,570	$238,121	$(92,770)	$(129,369)	$1,626,704	$70,364	$1,697,068

Balance December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712
Net income	—	—	—	115,497	—	—	115,497	3,856	119,353
Other comprehensive income, net of tax	—	—	—	—	—	(8,510)	(8,510)	101	(8,409)
Exercise of stock options	158,842	159	557	—	—	—	716	—	716
Share vesting	804,338	805	(805)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation charges	—	—	7,810	—	—	—	7,810	—	7,810
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,726)	(15,726)

Balance June 30, 2012	243,379,604	$243,380	$1,383,538	$354,600	$(98,723)	$(110,540)	$1,772,255	$62,305	$1,834,560

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. In these notes to our unaudited condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

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

Business Segments

We operate in four primary operating segments, which consist of Asia Pacific, Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we report financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. See Note 8 for summarized financial information on our segments.

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and third-party subcontractors. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts. We currently have two projects that we account for under our deferred profit recognition policy. These projects contributed revenues equal to costs totaling approximately $13 million and $10.5 million for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $23 million and $18.4 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed contract method during the six-month periods ended June 30, 2012 and June 30, 2011.

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

We include claims revenue for extra work or changes in scope of work in contract value when we consider collection to be probable and the value can be reasonably estimated. Claim revenue is only recorded in our consolidated financial statements to the extent of associated costs. For the three months and six months ended June 30, 2012, approximately $29 million and $39 million, respectively, of revenues equal to costs are reflected in our condensed consolidated financial statements pertaining to claims. Certain of our unconsolidated joint ventures also included approximately $1 million and $5 million of claim revenue and costs in their financial statements for the three months and six months ended June 30, 2012, respectively. The amounts recorded for claims in the three months and six months ended June 30, 2011 were not material to the condensed consolidated financial statements. We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

As of June 30, 2012, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

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

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At June 30, 2012, we had restricted cash and cash equivalents totaling $24.0 million, all of which was held in restricted foreign-entity accounts.

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

Accounts Receivable

Accounts Receivable – Trade, Net

A summary of contract receivables is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$286,781	$371,223
Completed contracts	54,649	28,369
Retainages	78,151	65,248
Unbilled	5,050	5,650
Less allowances	(22,128)	(24,682)

Accounts receivable—trade, net	$402,503	$445,808

We expect to invoice our unbilled receivables after contractually specified milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$78,151	$65,248
Retainages expected to be collected after one year	72,557	74,539

Total retainages	$150,708	$139,787

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Accounts Receivable – Other

Accounts receivable—other was $62.5 million and $53.4 million at June 30, 2012 and December 31, 2011, respectively. The balance primarily consists of transactions with unconsolidated and other affiliates, value-added and other non-income related taxes expected to be refunded, transactions with and advances to employees and receivables associated with our hedging activities. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of June 30, 2012 and as of December 31, 2011, no such allowance for doubtful accounts was recorded.

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

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at period-end exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of other comprehensive income (loss), net of tax.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 7 for our earnings per share computations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(5,999)	$(12,438)
Net loss on investments	(3,275)	(4,403)
Net gain (loss) on derivative financial instruments	(18,714)	3,089
Unrecognized losses on benefit obligations	(82,552)	(88,278)

Accumulated other comprehensive loss	$(110,540)	$(102,030)

Impairment Review

We review goodwill for impairment on an annual basis or more frequently if circumstances indicate that impairment may exist. The annual impairment review involves comparing the fair value to the net book value of each applicable reporting unit and, therefore, is significantly impacted by estimates and judgments.

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

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012(1)	2011
	(Unaudited) (In thousands)
Revenues	$—	$11,062	$8,184	$20,566

Income before provision for income taxes	—	2,330	3,497	4,741

Provision for income taxes	—	720	—	1,469

Income from discontinued operations, net of tax	$—	$1,610	$3,497	$3,272

(1)	Includes the charter fleet operations through March 19, 2012.

The following table presents the carrying values of the major classes of assets and liabilities held for sale that are included in our condensed consolidated balance sheet as of December 31, 2011:

December 31, 2011
(In thousands)
Other assets	$3,197

Property, plant and equipment—net	45,892
Other assets	9,679

Total long-term assets held for sale	$55,571

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

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Interest cost	$6,569	$7,155	$13,262	$14,230
Expected return on plan assets	(8,905)	(7,550)	(17,905)	(14,075)
Recognized net actuarial loss and other	2,228	4,482	4,818	8,730
Curtailments	—	(8)	—	(8)

Net periodic pension (benefit) cost	$(108)	$4,079	$175	$8,877

	TCN Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Service cost	$—	$686	$—	$1,371
Interest cost	461	595	922	1,190
Expected return on plan assets	(611)	(613)	(1,222)	(1,226)
Amortization of prior service cost	—	4	—	8
Recognized net actuarial loss	447	684	893	1,368

Net periodic benefit cost	$297	$1,356	$593	$2,711

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency—net in our condensed consolidated statements of income. At June 30, 2012, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At June 30, 2012, we had deferred $18.7 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $2.5 million of deferred losses out of AOCI over the next 12 months.

At June 30, 2012, our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our outstanding derivative contracts totaled approximately $1.0 billion at June 30, 2012, with maturities extending through 2017. Of this amount, approximately $750 million is associated with various foreign currency expenditures we expect to incur on one of our EPCI projects. The fair value of these contracts at June 30, 2012 was in a net liability position totaling $11.8 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable–other	$3,582	$2,765
Other assets	—	66

Total asset derivatives	$3,582	$2,831

Accounts payable	$8,177	$6,891
Other liabilities	7,186	969

Total liability derivatives	$15,363	$7,860

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$(18,164)	$3,311	$(24,204)	$11,378

Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$676	$93	$1,970	$(42)

Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency – net	$9,115	$147	$11,465	$(1,823)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value:

	June 30, 2012	Level 1	Level 2	Level 3
	(Unaudited) (In thousands)
Mutual funds(1)	$1,960	$—	$1,960	$—
Commercial paper	64,457	—	64,457	—
Asset-backed securities and collateralized mortgage obligations(2)	8,452	—	2,114	6,338
Corporate notes and bonds(3)	5,762	—	5,762	—

Total	$80,631	$—	$74,293	$6,338

	December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$1,923	$—	$1,923	$—
Commercial paper	123,210	—	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	—	2,101	6,030
Corporate notes and bonds	5,742	—	5,742	—

Total	$139,006	$—	$132,976	$6,030

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.
(3)	Corporate notes and bonds with maturities of three years or less.

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Balance at beginning of period	$6,177	$7,503	$6,030	$7,372
Total realized and unrealized gains (losses)	456	(39)	898	465
Principal repayments	(295)	(392)	(590)	(765)

Balance at end of period	$6,338	$7,072	$6,338	$7,072

Unrealized Losses on Investments

Our net unrealized loss on investments was $3.3 million and $4.4 million at June 30, 2012 and December 31, 2011, respectively. The investments in an unrealized loss position for twelve months or longer are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend, continue to perform and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of June 30, 2012. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented. The following is a summary of our available-for-sale securities with unrealized losses greater than twelve months:

	Twelve Months or Greater
	Fair Value	Unrealized Losses
June 30, 2012	(Unaudited) (In thousands)
Mutual funds	$1,960	$—
Commercial paper	64,457	—
Asset-backed securities and collateralized mortgage obligations	8,452	(3,289)
Corporate notes and bonds	5,762	—

Total	$80,631	$(3,289)

	Twelve Months or Greater
	Fair Value	Unrealized Losses
December 31, 2011	(In thousands)
Mutual funds	$1,923	$—
Commercial paper	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	(4,358)
Corporate notes and bonds	5,742	—

Total	$139,006	$(4,358)

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

The estimated fair values of certain of our financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$644,060	$644,060	$570,854	$570,854
Restricted cash and cash equivalents	$24,024	$24,024	$21,962	$21,962
Investments	$80,631	$80,631	$139,006	$139,006
Debt	$109,780	$113,029	$93,735	$96,187
Forward contracts	$(11,781)	$(11,781)	$(5,029)	$(5,029)

NOTE 6 – STOCK-BASED COMPENSATION

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

Total stock-based compensation expense recognized for the three months and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Stock Options	$1,023	$1,062	$2,017	$1,870
Restricted Stock and Restricted Stock Units	2,258	3,466	3,718	8,151
Performance Shares and Deferred Stock Units	1,235	381	2,075	503

Total	$4,516	$4,909	$7,810	$10,524

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Income from continuing operations less noncontrolling interests	$52,739	$63,718	$112,000	$132,476
Income from discontinued operations, net of tax	—	3,610	3,497	5,272

Net income attributable to McDermott International, Inc.	$52,739	$67,328	$115,497	$137,748

Weighted average common shares (basic)	235,681,213	234,573,031	235,444,733	234,207,053
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	1,779,552	2,971,643	1,951,964	2,938,073

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,460,765	237,544,674	237,396,697	237,145,126

Basic earnings per share:
Income from continuing operations less noncontrolling interests	0.22	0.27	0.48	0.57
Income from discontinued operations, net of tax	—	0.02	0.01	0.02
Net income attributable to McDermott International, Inc.	0.22	0.29	0.49	0.59
Diluted earnings per share:
Income from continuing operations less noncontrolling interests	0.22	0.27	0.47	0.56
Income from discontinued operations, net of tax	—	0.02	0.01	0.02
Net income attributable to McDermott International, Inc.	0.22	0.28	0.49	0.58

(1)

Approximately 1.8 million and 3.6 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three-month and six-month periods ended June 30, 2012, respectively. Approximately 0.4 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for each of the three-month and six-month periods ended June 30, 2011.

NOTE 8 – SEGMENT REPORTING

We report our financial results under a geographic-based reporting structure, which coincides with how our financial information is reviewed and evaluated on a regular basis by our chief operating decision maker. We operate in four primary operating segments, which consist of Asia Pacific, Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we have three reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.”

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Revenues(1):
Asia Pacific	$338,464	$547,833	$635,499	$1,022,646
Atlantic	110,304	52,552	209,908	92,446
Middle East	440,480	249,416	771,519	633,949

Total revenues	$889,248	$849,801	$1,616,926	$1,749,041

Operating income (loss):
Asia Pacific	$46,605	$58,511	$104,039	$97,390
Atlantic	(14,042)	(16,607)	(26,035)	(34,244)
Middle East	46,819	41,875	81,554	120,931

Total operating income	$79,382	$83,779	$159,558	$184,077

Capital expenditures(2):
Asia Pacific	$21,666	$11,431	$38,231	$38,417
Atlantic	52,615	54,148	64,490	82,900
Middle East	10,935	5,781	26,711	13,492
Corporate and Other	1,694	6,336	2,229	6,873

Total capital expenditures	$86,910	$77,696	$131,661	$141,682

Depreciation and amortization:
Asia Pacific	$5,235	$6,616	$10,092	$12,352
Atlantic	6,111	3,448	13,295	7,241
Middle East	7,554	6,566	15,048	13,929
Corporate and Other	3,698	2,944	7,439	6,577

Total depreciation and amortization	$22,598	$19,574	$45,874	$40,099

(1)	Intersegment transactions included in revenues were not significant for the periods presented.
(2)	Total capital expenditures exclude approximately $1.3 million and $6.9 million in accrued capital expenditures for the six months ended June 30, 2012 and 2011, respectively.

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$1,187,914	$934,134
Atlantic	345,218	419,258
Middle East	1,222,580	1,065,478
Corporate and Other	435,330	515,176

Total continuing operations	3,191,042	2,934,046

Total discontinued operations	—	58,768

Total assets	$3,191,042	$2,992,814

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

At June 30, 2012 we had total environmental reserves of $1.2 million, all of which was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $41 million, of which approximately $18 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2011 to March 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage-of-completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically, there have been no material payments to our customers under these arrangements.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $41 million, of which approximately $18 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2011 to March 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

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

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Asia Pacific	$338,464	$547,833	$635,499	$1,022,646
Atlantic	110,304	52,552	209,908	92,446
Middle East	440,480	249,416	771,519	633,949

Total revenues	$889,248	$849,801	$1,616,926	$1,749,041

Operating income (loss):
Asia Pacific	$46,605	$58,511	$104,039	$97,390
Atlantic	(14,042)	(16,607)	(26,035)	(34,244)
Middle East	46,819	41,875	81,554	120,931

Total operating income	$79,382	$83,779	$159,558	$184,077

Other income (expense):
Interest income	$1,585	$292	$3,219	$741
Interest expense	—	(263)	—	(263)
Gain (loss) on foreign currency – net	1,256	1,372	10,697	(2,860)
Other income (expense) – net	51	(117)	(530)	(1,288)

Total other income (expense)	$2,892	$1,284	$13,386	$(3,670)

Provision for Income Taxes	$28,345	$17,237	$57,088	$39,816

Total income from discontinued operations, net of tax	$—	$3,610	$3,497	$5,272

Net Income Attributable to Noncontrolling Interests	$1,190	$4,108	$3,856	$8,115

Three months ended June 30, 2012 vs. 2011

Revenues

Revenues increased approximately 5%, or $39.4 million, to $889.2 million in the three months ended June 30, 2012 compared to $849.8 million for the corresponding 2011 period. The revenue growth was attributable to the Middle East and Atlantic segments. Revenues in the Middle East segment increased $191.1 million to $440.5 million in the three months ended June 30, 2012, compared to $249.4 million in the three months ended June 30, 2011, influenced by increased fabrication and marine activity associated with one of our EPCI projects and by several other projects that commenced fabrication or marine activities during the second quarter of 2012. Revenues in our Atlantic segment increased $57.8 million to $110.3 million in the three months ended June 30, 2012, compared to $52.6 million in the three months ended June 30, 2011, influenced primarily by increased fabrication and marine activity experienced on certain projects during the three-month period ended June 30, 2012. Revenue improvements in the Middle East and Atlantic segments were partially offset by a decline in our Asia Pacific segment, where revenues decreased approximately 38%, or $209.4 million, to $338.5 million, driven largely by lower marine activity associated with several projects that were ongoing during the quarter ended June 30, 2011 but were completed prior to the quarter ended June 30, 2012.

Cost of Operations

Cost of operations increased approximately 8%, or $55.9 million, to $759.7 million in the three months ended June 30, 2012 compared to $703.8 million for the corresponding 2011 period. The increase was primarily attributable to increased project costs in the Middle East and Atlantic segments, partially offset by a decrease in project costs in the Asia Pacific segment. The increases in project costs in the Middle East and Atlantic segments were driven by higher levels of project activity reflecting increased fabrication and marine activity. Costs of operations in Asia Pacific decreased significantly as a result of lower marine activity, partially offset by higher fabrication activity.

Operating Income

Operating income decreased $4.4 million to $79.4 million in the quarter ended June 30, 2012 from $83.8 million in the quarter ended June 30, 2011, driven principally by the Asia Pacific segment. Operating income in the Asia Pacific segment declined $11.9 million to $46.6 million in the three months ended June 30, 2012, influenced by reduced marine activity on several projects for which the marine activities were ongoing during the quarter ended June 30, 2011 but were completed prior to the quarter ended June 30, 2012. The operating income decline reported in the Asia Pacific segment was partially offset by our Middle East segment, which reported an increase in operating income of approximately $5 million to $46.8 million in the three months ended June 30, 2012, influenced by increased fabrication activities and, to a lesser extent, increased marine activity experienced on certain projects. The Atlantic segment reported an operating loss of $14.0 million for the quarter ended June 30, 2012, an improvement of $2.6 million compared to the 2011 period, influenced primarily by increased fabrication and marine activity.

Total operating margins, defined as operating income divided by revenues, was 9% for the quarter ended June 30, 2012 and 10% for the quarter ended June 30, 2011. In the quarter ended June 30, 2012, we experienced increased operating margins in our Asia Pacific segment, largely as a result of improvements from change orders and cost savings on marine installation activities on one of our EPCI projects. Conversely, we experienced a decline in our Middle East segment operating margins, influenced by lower project close-outs and settlements in the second quarter of 2012 as compared to the quarter ended June 30, 2011. Operating income and margins are frequently influenced by the finalization of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or resolved, as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, therefore, is difficult to predict.

We currently have two projects, one of which is in our Atlantic segment and the other of which is in our Asia Pacific segment, that we account for under our deferred profit recognition policy under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. These projects contributed revenues equal to costs totaling approximately $13 million and $10.5 million for the three-month periods ended June 30, 2012 and 2011, respectively.

Other Items in Operating Income

Selling, general and administrative expenses decreased $12.9 million to $47.5 million in the three months ended June 30, 2012 as compared to $60.4 million in the three months ended June 30, 2011. The decrease was primarily due to lower corporate costs, including those associated with our pension plans.

Equity in income (loss) of unconsolidated affiliates declined $0.8 million to a loss of $2.7 million for the three months ended June 30, 2012 as compared to a loss of $1.9 million in the quarter ended June 30, 2011, primarily attributable to increased equity losses from our FloaTEC and Qingdao joint ventures.

Other Items

Interest income was $1.6 million and $0.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively, primarily as a result of higher cash and cash equivalents balances being placed in interest bearing accounts.

Results for the quarters ended June 30, 2012 and 2011 were not significantly impacted by interest expense, gain (loss) on foreign currency – net or other expense.

Provision for Income Taxes

For the three months ended June 30, 2012, the provision for income taxes increased $11.1 million to $28.3 million, while income before provision for income taxes decreased $2.8 million to $82.3 million. The increase in the provision for income taxes was primarily attributable to the mix of earnings across jurisdictions resulting in a larger proportion of our income being taxed at higher tax rates and losses in certain tax jurisdictions for which we do not expect to receive a benefit. As a result, our effective tax rate for the three months ended June 30, 2012 was approximately 34% as compared to 20% for the comparable 2011 period.

Discontinued Operations

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61 million, resulting in a gain on the sale of approximately $0.3 million. Accordingly, we reported no discontinued operations for the three months ended June 30, 2012. Total income from discontinued operations, net of tax was $3.6 million for the three months ended June 30, 2011.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $2.9 million to $1.2 million in the three months ended June 30, 2012 from $4.1 million in the three months ended June 30, 2011, primarily due to losses incurred at one of our joint ventures.

Six months ended June 30, 2012 vs. 2011

Revenues

Revenues decreased approximately 8%, or $132.1 million, to $1.6 billion in the six months ended June 30, 2012 compared to $1.7 billion for the corresponding 2011 period. The revenue decline was attributable to the Asia Pacific segment, where revenues decreased $387.1 million to $635.5 million in the six months ended June 30, 2012 compared to $1.0 billion in the six months ended June 30, 2011. The revenue decline in the Asia Pacific segment was attributable to lower marine and fabrication activity associated with several projects that were substantially completed prior to the quarter ended June 30, 2012. The revenue decline in our Asia Pacific segment was partially offset by revenue improvements experienced in our Middle East and Atlantic segments. Revenues in the Middle East segment improved by $137.6 million to $771.5 million in the six months ended June 30, 2012 as compared to $633.9 million in the six months ended June 30, 2011, influenced by increased fabrication and marine activity on several projects, partially offset by lower fabrication and marine activity associated with certain projects that were ongoing during the six months ended June 30, 2011 period but were substantially complete during the first half of 2012. Revenues in our Atlantic segment improved by $117.5 million to $209.9 million in the six months ended June 30, 2012, compared to $92.4 million for the six months ended June 30, 2011, largely as a result of increased fabrication activities and, to a lesser extent, increased marine activity.

Cost of Operations

Cost of operations decreased approximately 6%, or $93.9 million, to $1.4 billion in the six months ended June 30, 2012 compared to $1.4 billion for the corresponding 2011 period. The decrease was primarily attributable to the Asia Pacific segment, partially offset by increased project costs in the Middle East and Atlantic segments. In the Asia Pacific segment, cost of operations decreased significantly as a result of lower marine and fabrication activity. Cost of operations increases experienced in the Middle East and Atlantic segments were principally driven by higher levels of project activity, reflecting increased fabrication and marine activity.

Operating Income

Operating income decreased $24.5 million to $159.6 million in the six months ended June 30, 2012 from $184.1 million in the six months ended June 30, 2011, attributable to our Middle East segment, where operating income declined $39.4 million to $81.6 million in the six months ended June 30, 2012 compared to $120.9 million in the six months ended June 30, 2011. The operating income decline in the Middle East segment was primarily attributable to lower project close-outs and settlements in the 2012 period. Operating income in our Asia Pacific segment increased $6.6 million to $104.0 million in the six months ended June 30, 2012 as compared to $97.4 million in the six months ended June 30, 2011, primarily attributable to improvements from change orders and cost savings on marine installation activities on one of our EPCI projects, partially offset by lower fabrication and marine activity on other projects. The Atlantic segment reported an operating loss of $26.0 million for the six months ended June 30, 2012, an improvement of $8.2 million compared to the 2011 period, influenced primarily by increased fabrication and marine activity.

Total operating margins were 10% in the six months ended June 30, 2012 and were 11% for the six months ended June 30, 2011. In the first half of 2012, we experienced increased operating margins in our Asia Pacific segment, largely as a result of improvements from change orders and cost savings on marine installation activities on one of our EPCI projects. Conversely, we experienced a decline in our Middle East segment operating margins, influenced by lower project close-outs and settlements in the first half of 2012 as compared to the 2011 period. Operating income and margins are frequently influenced by the finalization of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or resolved as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, therefore, is difficult to predict.

The two projects that we account for under our deferred profit recognition policy contributed revenues equal to costs totaling approximately $23 million and $18.4 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Other Items in Operating Income

Selling, general and administrative expenses decreased $21.7 million to $94.1 million in the six months ended June 30, 2012 as compared to $115.8 million in the six months ended June 30, 2011. The decrease was primarily due to lower corporate costs, including those associated with pension and share-based compensation plans.

Equity in income (loss) of unconsolidated affiliates decreased $7.9 million to a loss of $6.3 million in the six months ended June 30, 2012 as compared to income of $1.6 million in the six months ended June 30, 2011, primarily attributable to increased equity losses from our FloaTEC and Qingdao joint ventures.

Other Items

Interest income was $3.2 million and $0.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively, primarily as a result of higher cash and cash equivalents balances being placed in interest bearing accounts.

Results for the six months ended June 30, 2012 and 2011 were not significantly impacted by interest expense.

Gain (loss) on foreign currency – net improved by $13.6 million to income of $10.7 million in the six months ended June 30, 2012 from expense of $2.9 million in the six months ended June 30, 2011, primarily due to gains related to derivative instruments and hedging activities of approximately $12 million recognized during the 2012 period, as compared to losses related to derivative instruments and hedging activities of approximately $2 million recognized during the 2011 period.

During the quarter ended March 31, 2012, we entered into derivative contracts to mitigate currency exchange movements associated with various foreign currency expenditures we expect to incur on one of our EPCI projects through 2017. While we currently believe that these contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore, we may continue to experience large gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts. At June 30, 2012, our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our outstanding derivative contracts totaled approximately $1.0 billion at June 30, 2012, with maturities extending through 2017. Of this amount, approximately $750 million is associated with various foreign currency expenditures we expect to incur on the EPCI project.

Other income (expense) – net was a loss of $0.5 million in the six months ended June 30, 2012 and a loss of $1.3 million in the six months ended June 30, 2011.

Provision for Income Taxes

For the six months ended June 30, 2012, the provision for income taxes increased $17.3 million to $57.1 million, while income before provision for income taxes decreased $7.5 million to $172.9 million. The increase in the provision for income taxes was primarily attributable to the mix of earnings across jurisdictions resulting in a larger proportion of our income being taxed at higher tax rates coupled with losses in certain tax jurisdictions for which we do not expect to receive a benefit. As a result, our effective tax rate for the six months ended June 30, 2012 was approximately 33%, as compared to 22% for the comparable 2011 period.

Discontinued Operations

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61 million, resulting in a gain on the sale of approximately $0.3 million. Total income from discontinued operations, net of tax was income of $3.5 million and $5.3 million for the six months ended June 30, 2012 and 2011, respectively.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $4.3 million to $3.9 million in the six months ended June 30, 2012 from $8.1 million in the six months ended June 30, 2011, primarily due to reduced activity and lower net income at our joint ventures.

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

	June 30, 2012		December 31, 2011
	(Dollars in millions)
Asia Pacific	$3,446	60%	$1,523	39%
Atlantic	847	15%	711	18%
Middle East	1,454	25%	1,647	43%

Total Backlog	$5,747	100%	$3,881	100%

Of the June 30, 2012 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter
	(In millions)
Total Backlog	$2,069	$1,486	$2,192

Of the June 30, 2012 backlog, approximately $447 million is from projects currently in a loss position whereby future revenues are expected to equal costs when recognized. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers. Additionally, we have two projects that we are accounting for under our deferred profit recognition policy, representing approximately $374 million of the June 30, 2012 backlog.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as amended in August 2011 (the “Credit Agreement”), provide an additional resource to fund our operating and investing activities. Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures. At June 30, 2012, we were in compliance with our covenant requirements. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months. In addition, management regularly evaluates the marine vessel fleet to ensure our fleet capability is adequately aligned with our overall growth strategy. These assessments may result in capital expenditures to upgrade, acquire or operate vessels that would enhance or grow our technical capabilities or may involve engaging in discussions to dispose of certain marine vessels.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments increased by $16.9 million to $748.7 million at June 30, 2012 from $731.8 million at December 31, 2011.

At June 30, 2012, we had restricted cash and cash equivalents totaling $24.0 million, all of which was held in restricted foreign-entity accounts.

At June 30, 2012, we had investments with a fair value of $80.6 million. Our investment portfolio consists of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $3.3 million and $4.4 million at June 30, 2012 and December 31, 2011, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash increased by $20.8 million to a negative $56.6 million at June 30, 2012 from a negative $77.4 million at December 31, 2011, primarily due to the increase in the net amount of contracts in progress and advanced billings on contracts.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $91.2 million in the six-month period ended June 30, 2012, compared to net cash used in operating activities of $71.8 million in the six months ended June 30, 2011. This change was primarily attributable to changes in net contracts in progress and advance billings on contracts and accounts receivable.

Investing activities. Our net cash used in investing activities was $76.2 million in the six months ended June 30, 2012, compared to cash used in investing activities of $54.0 million in the six months ended June 30, 2011. This change was primarily attributable to the change in restricted cash and cash equivalents.

Financing activities. Our net cash used in financing activities was $2.3 million in the six-month period ended June 30, 2012 as compared to cash provided by financing activities of $24.1 million in the six months ended June 30, 2011. The change was primarily attributable to approximately $16 million of distributions to noncontrolling interests during the six months ended June 30, 2012.

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

At June 30, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $292.3 million. At June 30, 2012, there was $657.7 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended June 30, 2012. Had there been borrowings, the applicable base interest rate would have been approximately 4% per annum. In addition, we had $150.4 million in outstanding unsecured bilateral letters of credit at June 30, 2012.

Based on the credit ratings applicable to the Credit Agreement at June 30, 2012, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875% and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $40.3 million and $43.3 million on our balance sheets at June 30, 2012 and December 31, 2011, respectively, of which approximately $6.0 million is classified as current notes payable at June 30, 2012 and December 31, 2011. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At June 30, 2012, there was $69.4 million in borrowings outstanding, of which $8.6 million was classified as current notes payable. At December 31, 2011, there was $50.4 million in borrowings outstanding, of which $2.9 million was classified as current notes payable.

ANZ Reimbursement Agreement

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 9 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2012, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2012	—	$—	not applicable	not applicable
May 1 – May 31, 2012	16,654	10.94	not applicable	not applicable
June 1 – June 30, 2012	—	—	not applicable	not applicable

Total	16,654	$10.94	not applicable	not applicable

Item 6. Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*	Summary of Named Executive Officer Base Salaries (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCDERMOTT INTERNATIONAL, INC.

By:	/S/ PERRY L. ELDERS
Perry L. Elders Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 6, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*	Summary of Named Executive Officer Base Salaries (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 31, 2012 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document