Form 10-Q
period 2012-09-30
MCDERMOTT INTERNATIONAL INC
filed 2012-11-05
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding at October 26, 2012 was 235,844,291.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$1,028,745	$879,894	$2,645,671	$2,628,935

Costs and Expenses:
Cost of operations	889,823	802,951	2,246,961	2,253,981
Selling, general and administrative expenses	51,834	48,046	145,927	163,827
Gain on asset disposals	(85)	(7,811)	(282)	(8,107)

Total costs and expenses	941,572	843,186	2,392,606	2,409,701

Equity in Income (Loss) of Unconsolidated Affiliates	(4,692)	(1,492)	(11,026)	59

Operating Income	82,481	35,216	242,039	219,293

Other Income (Expense):
Interest income	996	319	4,215	1,060
Interest expense	—	(152)	—	(415)
Gain (loss) on foreign currency – net	488	504	11,185	(2,356)
Other income (expense) – net	242	(298)	(288)	(1,586)

Total other income (expense)	1,726	373	15,112	(3,297)

Income from continuing operations before provision for income taxes and noncontrolling interests	84,207	35,589	257,151	215,996
Provision for Income Taxes	29,916	20,535	87,004	60,351

Income from continuing operations before noncontrolling interests	54,291	15,054	170,147	155,645

Gain on disposal of discontinued operations	—	—	257	—
Income from discontinued operations, net of tax	—	1,187	3,240	6,459

Total income from discontinued operations, net of tax	—	1,187	3,497	6,459

Net Income	54,291	16,241	173,644	162,104
Less: Net Income Attributable to Noncontrolling Interests	3,679	5,290	7,535	13,405

Net Income Attributable to McDermott International, Inc.	$50,612	$10,951	$166,109	$148,699

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interests	0.21	0.04	0.69	0.61
Income from discontinued operations, net of tax	—	0.01	0.01	0.03
Net income attributable to McDermott International, Inc.	0.21	0.05	0.70	0.63
Diluted:
Income from continuing operations, less noncontrolling interests	0.21	0.04	0.68	0.60
Income from discontinued operations, net of tax	—	0.01	0.01	0.03
Net income attributable to McDermott International, Inc.	0.21	0.05	0.69	0.63
Shares used in the computation of earnings per share:
Basic	235,817,203	234,940,184	235,568,889	234,451,430
Diluted	237,867,000	236,947,663	237,553,463	237,079,305

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)
Net Income	$54,291	$16,241	$173,644	$162,104

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	2,864	4,080	8,590	14,136
Unrealized gain on benefit plan revaluation	—	—	—	9,883
Unrealized gain (loss) on investments	580	(753)	1,708	(117)
Realized loss on investments	—	—	—	20
Translation adjustments	4,286	(11,277)	10,725	(7,246)
Unrealized gain (loss) on derivatives	19,324	(6,536)	(4,779)	4,842
Realized (gain) loss on derivatives	2,978	288	5,379	142

Other comprehensive income (loss), net of tax(1)	30,032	(14,198)	21,623	21,660

Total Comprehensive Income	$84,323	$2,043	$195,267	$183,764

Less: Comprehensive Income Attributable to Noncontrolling Interests	3,679	4,703	7,636	14,328

Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$80,644	$(2,660)	$187,631	$169,436

(1)	The tax impact on amounts presented in other comprehensive income is not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$638,794	$570,854
Restricted cash and cash equivalents	23,074	21,962
Investments	28,737	109,522
Accounts receivable—trade, net	548,068	445,808
Accounts receivable—other	63,774	53,386
Contracts in progress	499,339	287,390
Deferred income taxes	11,580	11,931
Other current assets	41,155	36,332

Total Current Assets	1,854,521	1,537,185

Property, Plant and Equipment	2,018,481	1,958,877
Less accumulated depreciation	(819,645)	(857,012)

Net Property, Plant and Equipment	1,198,836	1,101,865
Assets Held for Sale	28,724	55,571
Investments	30,097	29,484
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	35,430	42,659
Other Assets	175,233	184,848

Total Assets	$3,364,043	$2,992,814

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$14,146	$8,941
Accounts payable	375,954	315,514
Accrued liabilities	395,234	309,515
Advance billings on contracts	307,144	320,438
Deferred income taxes	13,213	13,187
Income taxes payable	69,383	54,181

Total Current Liabilities	1,175,074	1,021,776

Long-Term Debt	94,140	84,794
Self-Insurance	27,867	23,585
Pension Liability	19,292	21,295
Other Liabilities	124,979	107,652
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 243,419,194 and 242,416,424 shares at September 30, 2012 and December 31, 2011, respectively	243,419	242,416
Capital in excess of par value	1,387,311	1,375,976
Retained earnings	405,212	239,103
Treasury stock, at cost, 7,574,903 and 7,359,983 shares at September 30, 2012 and December 31, 2011, respectively	(98,725)	(95,827)
Accumulated other comprehensive loss	(80,508)	(102,030)

Stockholders’ Equity—McDermott International, Inc.	1,856,709	1,659,638
Noncontrolling Interests	65,982	74,074

Total Equity	1,922,691	1,733,712

Total Liabilities and Equity	$3,364,043	$2,992,814

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$173,644	$162,104
Less: Income from discontinued operations, net of tax	3,497	6,459

Income from continuing operations	$170,147	$155,645
Non-cash items included in net income:
Depreciation and amortization	65,956	59,900
Drydock amortization	21,606	18,336
Equity in (income) loss of unconsolidated affiliates	11,026	(59)
Gain on asset disposals and impairments—net	(282)	(8,107)
Provision (benefit) from deferred taxes	3,929	(2,910)
Stock-based compensation charges	11,449	8,340
Pension costs	1,152	15,367
Other non-cash items	5,178	5,909
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(113,460)	26,238
Net contracts in progress and advance billings on contracts	(225,340)	(380,635)
Accounts payable	58,675	44,667
Accrued and other current liabilities	66,125	71,148
Pension liability and accrued postretirement and employee benefits	17,322	(51,041)
Other assets and liabilities	16,166	(33,663)

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	109,649	(70,865)
Net Cash Used In Operating Activities—Discontinued Operations	—	(211)

Total Cash Provided By (Used In) Operating Activities	109,649	(71,076)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(179,284)	(231,872)
(Increase) decrease in restricted cash and cash equivalents	(1,112)	183,564
Purchases of available-for-sale securities	(82,735)	(516,628)
Sales and maturities of available-for-sale securities	164,807	601,128
Proceeds from asset disposals	405	8,483
Other investing activities, net	(2,305)	(16)

Net Cash Provided By (Used In) Investing Activities—Continuing Operations	(100,224)	44,659
Net Cash Provided By Investing Activities—Discontinued Operations	60,671	—

Total Cash Provided By (Used In) Investing Activities	(39,553)	44,659

Cash Flows From Financing Activities:
Increase in debt	19,033	40,212
Payment of debt	(4,482)	(6,473)
Debt issuance costs	64	(4,824)
Distributions to noncontrolling interests	(15,728)	—
Other financing activities, net	(2,706)	(2,059)

Net Cash Provided By (Used In) Financing Activities—Continuing Operations	(3,819)	26,856

Effects of exchange rate changes on cash and cash equivalents	1,663	(313)

Net increase in cash and cash equivalents	67,940	126

Cash and cash equivalents at beginning of period	570,854	403,463

Cash and cash equivalents at end of period—Continuing Operations	$638,794	$403,589

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$58,157	$45,932

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited)
	(In thousands, except share amounts)
Balance December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Net income	—	—	—	148,699	—	—	148,699	13,405	162,104
Other comprehensive income, net of tax	—	—	—	—	—	20,737	20,737	923	21,660
Exercise of stock options	464,196	464	1,994	—	—	—	2,458	—	2,458
Share vesting	996,252	997	(997)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(9,526)	—	(9,526)	—	(9,526)
Stock-based compensation charges	—	—	14,655	—	—	—	14,655	—	14,655
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,523)	(2,523)

Balance September 30, 2011	242,251,921	$242,252	$1,372,968	$249,072	$(95,261)	$(142,980)	$1,626,051	$75,044	$1,701,095

Balance December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712
Net income	—	—	—	166,109	—	—	166,109	7,535	173,644
Other comprehensive income, net of tax	—	—	—	—	—	21,522	21,522	101	21,623
Exercise of stock options	191,984	192	697	—	—	—	889	—	889
Share vesting	810,786	811	(811)	—	(36)	—	(36)	—	(36)
Purchase of treasury shares	—	—	—	—	(2,862)	—	(2,862)	—	(2,862)
Stock-based compensation charges	—	—	11,449	—	—	—	11,449	—	11,449
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,728)	(15,728)

Balance September 30, 2012	243,419,194	$243,419	$1,387,311	$405,212	$(98,725)	$(80,508)	$1,856,709	$65,982	$1,922,691

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

During the quarter ended September 30, 2012, we committed to a plan to sell three of our multi-function vessels, specifically the Bold Endurance, DB 16 and DB 26. Accordingly, these vessels have been reclassified as held for sale in the accompanying condensed consolidated balance sheet at September 30, 2012. Assets classified as held for sale are no longer depreciated. Additionally, on March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The condensed consolidated statements of income, comprehensive income, cash flows and equity reflect the historical operations of the charter fleet business as a discontinued operation through March 19, 2012. The consolidated balance sheet as of December 31, 2011 reflects the charter fleet business as held for sale. Accordingly, we have presented the notes to our condensed consolidated financial statements on the basis of continuing operations. In addition, certain 2011 amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the 2012 presentation.

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

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts. We currently have two projects that we account for under our deferred profit recognition policy. These projects contributed revenues equal to costs totaling approximately $22.2 million and $6 million for the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $45.1 million and $24.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Completed Contract Method

Our policy is to account for fixed-price contracts under the completed contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed contract method during the nine-month periods ended September 30, 2012 and September 30, 2011.

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

Claims Revenue

We include claims revenue for extra work or changes in scope of work in contract value when we consider collection to be probable and the value can be reasonably estimated. Claim revenue is only recorded in our consolidated financial statements to the extent of associated costs. For the three months and nine months ended September 30, 2012, approximately $7 million and $45 million, respectively, of revenues equal to costs are reflected in our condensed consolidated financial statements pertaining to claims. We have also included approximately $9 million and $14 million of claim revenue and costs in our financial statements relating to our unconsolidated joint ventures for the three months and nine months ended September 30, 2012, respectively. The amounts recorded for claims in the three months and nine months ended September 30, 2011 were not material to the condensed consolidated financial statements. We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

As of September 30, 2012, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally excludes change orders and changes in scope, but may include, but are not limited to, unexpected changes in weather conditions, productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. The following is a discussion of our most significant changes in estimates, which impacted the periods presented in the condensed consolidated statements of income.

Three months and nine months ended September 30, 2011

Operating income for the three months ended September 30, 2011 was significantly impacted by changes in cost estimates relating to significant projects in each of our segments. The Atlantic segment experienced: (1) approximately $28 million of incremental costs associated with a five-year marine charter in Brazil, primarily for increases in estimated vessel operating costs, overruns on certain vessel upgrades and drydock expenses for the Agile and estimated liquidated damages based on resulting delays in project commencement; and (2) approximately $10 million of additional costs incurred on a marine project in Mexico, primarily attributable to unfavorable weather conditions in the Gulf of Mexico and Mexico importation delays, which caused reduced productivity and resulted in subcontractor standby costs. The Asia Pacific segment was impacted by increases in project cost estimates of approximately $7 million on two significant marine projects, primarily related to the failure of a supplier product, other cost increases and adverse weather conditions. The Middle East segment recognized approximately $5 million of increases in project cost estimates for increased vessel mobilization costs charged to a project.

Operating income for the nine months ended September 30, 2011 was significantly impacted by changes in cost estimates relating to significant projects in each of our segments. The Atlantic segment operating income for the nine months ended September 30, 2011 reflected: (1) approximately $35 million of incremental costs associated with a five-year marine charter in Brazil, primarily for increases in estimated vessel operating costs, overruns on certain vessel upgrades and drydock expenses for the Agile and estimated liquidated damages based on resulting delays in project commencement; and (2) approximately $10 million of costs incurred on a marine project in Mexico, primarily attributable to unfavorable weather conditions in the Gulf of Mexico and Mexico importation delays, which caused reduced productivity and resulted in subcontractor standby costs. The Asia Pacific segment was impacted by increases in project estimates of approximately $7 million on two significant marine projects, primarily related to the failure of a supplier product, other cost increases and adverse weather conditions. The Middle East segment recognized approximately $5 million of increases in project estimates for increased vessel mobilization costs charged to a project.

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

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At September 30, 2012, we had restricted cash and cash equivalents totaling $23.1 million, all of which was held in restricted foreign-entity accounts.

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

Accounts Receivable

Accounts Receivable – Trade, Net

A summary of contract receivables is as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$421,463	$371,223
Completed contracts	43,195	28,369
Retainages	100,816	65,248
Unbilled	4,710	5,650
Less allowances	(22,116)	(24,682)

Accounts receivable—trade, net	$548,068	$445,808

We expect to invoice our unbilled receivables after contractually specified milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$100,816	$65,248
Retainages expected to be collected after one year	57,134	74,539

Total retainages	$157,950	$139,787

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Accounts Receivable – Other

Accounts receivable—other was $63.8 million and $53.4 million at September 30, 2012 and December 31, 2011, respectively. The balance primarily consists of transactions with unconsolidated and other affiliates, transactions with and advances to employees, value-added and other non-income related taxes expected to be refunded and receivables associated with our hedging activities. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of September 30, 2012 and as of December 31, 2011, no such allowance for doubtful accounts was recorded.

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

Derivative Financial Instruments

Our worldwide operations give rise to exposure to changes in certain market conditions, which may adversely impact our financial performance. When we deem it appropriate, we use derivatives as a risk management tool to mitigate the potential impacts of certain market risks. The primary market risk we manage through the use of derivative instruments is movement in foreign currency exchange rates. We use foreign currency derivative contracts to reduce the impact of changes in foreign currency exchange rates on our operating results. We generally use these instruments to hedge our exposure associated with revenues and/or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(1,713)	$(12,438)
Net loss on investments	(2,695)	(4,403)
Net gain on derivative financial instruments	3,588	3,089
Unrecognized losses on benefit obligations	(79,688)	(88,278)

Accumulated other comprehensive loss	$(80,508)	$(102,030)

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

NOTE 2 – DISPOSITIONS

Assets Held for Sale

During the quarter ended September 30, 2012, we committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. As a result, we have reclassified approximately $31.4 million ($2.7 million and $28.7 million in other current assets and long-term assets, respectively) pertaining to these assets to assets held for sale from property, plant and equipment in our condensed consolidated balance sheet at September 30, 2012. Assets classified as held for sale are no longer depreciated.

Charter Fleet Business – Discontinued Operation

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 Secunda Acquisition. The cash proceeds from the charter fleet sale were approximately $61 million, resulting in a gain on the sale of approximately $0.3 million.

The following table presents selected financial information regarding the results of operations attributable to our charter fleet business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012(1)	2011(2)
	(Unaudited) (In thousands)
Revenues	$—	$13,404	$8,184	$33,970

Income before provision for income taxes	—	2,004	3,497	6,745

Provision for income taxes	—	(817)	—	(2,286)

Income from discontinued operations, net of tax	$—	$1,187	$3,497	$4,459

(1)	Includes the charter fleet operations through March 19, 2012.
(2)	Amounts presented exclude a $2.0 million recovery of an environmental reserve associated with our 2006 sale of Talleres Navales del Golfo, S.A. de C.V.

The following table presents the carrying values of the major classes of assets and liabilities held for sale that are included in our condensed consolidated balance sheet as of December 31, 2011:

December 31, 2011
(In thousands)
Other current assets	$3,197

Property, plant and equipment—net	45,892
Other assets	9,679

Total long-term assets held for sale	$55,571

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

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Interest cost	$6,631	$7,129	$19,893	$21,359
Expected return on plan assets	(8,952)	(8,069)	(26,857)	(22,144)
Recognized net actuarial loss and other	2,409	3,365	7,227	12,087

Net periodic benefit cost	$88	$2,425	$263	$11,302

	TCN Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Service cost	$—	$684	$—	$2,055
Interest cost	460	594	1,382	1,784
Expected return on plan assets	(610)	(612)	(1,832)	(1,838)
Recognized net actuarial loss and other	446	688	1,339	2,064

Net periodic benefit cost	$296	$1,354	$889	$4,065

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency—net in our condensed consolidated statements of income. At September 30, 2012, we had designated the majority of our foreign currency forward-exchange contracts as cash flow hedging instruments.

At September 30, 2012, we had deferred $3.6 million of net gains on these derivative financial instruments in AOCI, and we expect to reclassify approximately $1.3 million of deferred losses out of AOCI over the next 12 months.

At September 30, 2012, our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our outstanding derivative contracts totaled approximately $1.3 billion at September 30, 2012, with maturities extending through 2017. Of this amount, approximately $870 million is associated with various foreign currency expenditures we expect to incur on one of our EPCI projects. The fair value of these contracts at September 30, 2012 was in a net asset position totaling $7.3 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable–other	$9,524	$2,765
Other assets	7,736	66

Total asset derivatives	$17,260	$2,831

Accounts payable	$8,344	$6,891
Other liabilities	1,642	969

Total liability derivatives	$9,986	$7,860

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$19,324	$(6,536)	$(4,880)	$4,842

Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$2,867	$468	$4,837	$426

Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency – net	$3,546	$(1,437)	$15,011	$(3,260)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables summarize our available-for-sale securities measured at fair value:

	September 30, 2012	Level 1	Level 2	Level 3
	(Unaudited) (In thousands)
Mutual funds(1)	$1,998	$—	$1,998	$—
Commercial paper	42,480	—	42,480	—
Asset-backed securities and collateralized mortgage obligations(2)	8,595	—	2,138	6,457
Corporate notes and bonds(3)	5,761	—	5,761	—

Total	$58,834	$—	$52,377	$6,457

	December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$1,923	$—	$1,923	$—
Commercial paper	123,210	—	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	—	2,101	6,030
Corporate notes and bonds	5,742	—	5,742	—

Total	$139,006	$—	$132,976	$6,030

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.
(3)	Corporate notes and bonds with maturities of three years or less.

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Balance at beginning of period	$6,338	$7,072	$6,030	$7,372
Total realized and unrealized gains (losses)	459	(318)	1,357	147
Principal repayments	(340)	(351)	(930)	(1,116)

Balance at end of period	$6,457	$6,403	$6,457	$6,403

Unrealized Losses on Investments

Our net unrealized loss on investments was $2.7 million and $4.4 million at September 30, 2012 and December 31, 2011, respectively. The investments in an unrealized loss position for twelve months or longer are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend, continue to perform and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of September 30, 2012. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented. The following is a summary of our available-for-sale securities with unrealized losses greater than twelve months:

	Twelve Months or Greater
	Fair Value	Unrealized Losses
September 30, 2012	(Unaudited) (In thousands)
Mutual funds	$1,998	$—
Commercial paper	42,480	—
Asset-backed securities and collateralized mortgage obligations	8,595	(2,742)
Corporate notes and bonds	5,761	—

Total	$58,834	$(2,742)

	Twelve Months or Greater
	Fair Value	Unrealized Losses
December 31, 2011	(In thousands)
Mutual funds	$1,923	$—
Commercial paper	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	(4,358)
Corporate notes and bonds	5,742	—

Total	$139,006	$(4,358)

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

The estimated fair values of certain of our financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
		(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$638,794	$638,794	$570,854	$570,854
Restricted cash and cash equivalents	$23,074	$23,074	$21,962	$21,962
Investments	$58,834	$58,834	$139,006	$139,006
Debt	$108,286	$111,901	$93,735	$96,187
Forward contracts	$7,274	$7,274	$(5,029)	$(5,029)

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

Total stock-based compensation expense recognized for the three months and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Stock Options	$982	$1,015	$2,999	$2,885
Restricted Stock and Restricted Stock Units	1,446	2,154	5,164	10,305
Performance Shares and Deferred Stock Units	1,211	962	3,286	1,465

Total	$3,639	$4,131	$11,449	$14,655

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Income from continuing operations less noncontrolling interests	$50,612	$9,764	$162,612	$142,240
Income from discontinued operations, net of tax	—	1,187	3,497	6,459

Net income attributable to McDermott International, Inc.	$50,612	$10,951	$166,109	$148,699

Weighted average common shares (basic)	235,817,203	234,940,184	235,568,889	234,451,430
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	2,049,797	2,007,479	1,984,574	2,627,875

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,867,000	236,947,663	237,553,463	237,079,305

Basic earnings per share:
Income from continuing operations less noncontrolling interests	0.21	0.04	0.69	0.61
Income from discontinued operations, net of tax	—	0.01	0.01	0.03
Net income attributable to McDermott International, Inc.	0.21	0.05	0.70	0.63
Diluted earnings per share:
Income from continuing operations less noncontrolling interests	0.21	0.04	0.68	0.60
Income from discontinued operations, net of tax	—	0.01	0.01	0.03
Net income attributable to McDermott International, Inc.	0.21	0.05	0.69	0.63

(1)

Approximately 1.7 million and 1.8 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three-month and nine-month periods ended September 30, 2012, respectively. Approximately 0.6 million and 1.7 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for each of the three-month and nine-month periods ended September 30, 2011.

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In thousands)
Revenues(1):
Asia Pacific	$468,200	$528,453	$1,103,699	$1,551,099
Atlantic	125,317	74,683	335,225	167,129
Middle East	435,228	276,758	1,206,747	910,707

Total revenues	$1,028,745	$879,894	$2,645,671	$2,628,935

Operating income (loss):
Asia Pacific	$52,192	$44,960	$156,231	$142,350
Atlantic	(10,714)	(37,020)	(36,749)	(71,264)
Middle East	41,003	27,276	122,557	148,207

Total operating income	$82,481	$35,216	$242,039	$219,293

Capital expenditures(2):
Asia Pacific	$14,908	$20,924	$53,139	$59,341
Atlantic	16,454	46,649	80,944	129,549
Middle East	15,286	17,522	41,997	31,014
Corporate and Other	975	5,095	3,204	11,968

Total capital expenditures	$47,623	$90,190	$179,284	$231,872

Depreciation and amortization:
Asia Pacific	$5,375	$6,621	$15,467	$18,973
Atlantic	3,554	3,494	16,849	10,735
Middle East	6,929	7,600	21,977	21,529
Corporate and Other	4,224	2,086	11,663	8,663

Total depreciation and amortization	$20,082	$19,801	$65,956	$59,900

Drydock amortization:
Asia Pacific	$2,241	$2,817	$8,230	$8,153
Atlantic	4,971	2,595	11,284	8,291
Middle East	787	625	2,092	1,892

Total drydock amortization	$7,999	$6,037	$21,606	$18,336

(1)	Intersegment transactions included in revenues were not significant for the periods presented.
(2)	Total capital expenditures exclude accrued capital expenditures of approximately $1.2 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively.

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$1,303,595	$934,134
Atlantic	545,897	419,258
Middle East	1,124,358	1,065,478
Corporate and Other	390,193	515,176

Total continuing operations	3,364,043	2,934,046

Total discontinued operations	—	58,768

Total assets	$3,364,043	$2,992,814

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

Additionally, due to the nature of our business, we and our affiliates are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including, among other things:

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

At September 30, 2012 we had total environmental reserves of $0.7 million, all of which was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our condensed consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $96 million, of which approximately $17 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2011 to June 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $96 million, of which approximately $17 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The date range during which these potential liquidated damages could arise is from June 2011 to June 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

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

Recent Development

During the quarter ended September 30, 2012, we committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. As a result, we have reclassified approximately $31.4 million pertaining to these assets to assets held for sale from property, plant and equipment in our condensed consolidated balance sheet at September 30, 2012.

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

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of national, major integrated and other oil and gas companies primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, the North Sea and Russia. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston, Texas and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Results of Operations (Selected Financial Data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Asia Pacific	$468,200	$528,453	$1,103,699	$1,551,099
Atlantic	125,317	74,683	335,225	167,129
Middle East	435,228	276,758	1,206,747	910,707

Total revenues	$1,028,745	$879,894	$2,645,671	$2,628,935

Cost of operations	889,823	802,951	2,246,961	2,253,981
Selling, general and administrative expenses	51,834	48,046	145,927	163,827
Gain on asset disposals	(85)	(7,811)	(282)	(8,107)

Total costs and expenses	941,572	843,186	2,392,606	2,409,701

Equity in Income (Loss) of Unconsolidated Affiliates	(4,692)	(1,492)	(11,026)	59

Operating income (loss):
Asia Pacific	$52,192	$44,960	$156,231	$142,350
Atlantic	(10,714)	(37,020)	(36,749)	(71,264)
Middle East	41,003	27,276	122,557	148,207

Total operating income	$82,481	$35,216	$242,039	$219,293

Other income (expense):
Interest income	996	319	4,215	1,060
Interest expense	—	(152)	—	(415)
Gain (loss) on foreign currency – net	488	504	11,185	(2,356)
Other income (expense) – net	242	(298)	(288)	(1,586)

Total other income (expense)	1,726	373	15,112	(3,297)

Income from continuing operations before provision for income taxes and noncontrolling interests	84,207	35,589	257,151	215,996

Provision for Income Taxes	29,916	20,535	87,004	60,351
Total Income from Discontinued Operations, net of tax	—	1,187	3,497	6,459
Net Income Attributable to Noncontrolling Interests	3,679	5,290	7,535	13,405

Net Income Attributable to McDermott International, Inc.	$50,612	$10,951	$166,109	$148,699

Three months ended September 30, 2012 vs. 2011

Revenues

Revenues increased approximately 17%, or $148.8 million, to $1,028.7 million in the three months ended September 30, 2012 compared to $879.9 million for the corresponding 2011 period. The revenue growth was attributable to the Middle East and Atlantic segments. Revenues in the Middle East segment increased $158.4 million to $435.2 million in the three months ended September 30, 2012, compared to $276.8 million in the three months ended September 30, 2011, as a result of increased fabrication and marine activity associated with one of our EPCI projects and other projects, which recently commenced fabrication and marine activities. Revenues in our Atlantic segment increased $50.6 million to $125.3 million in the three months ended September 30, 2012, compared to $74.7 million in the three months ended September 30, 2011, primarily due to increased fabrication activity experienced on certain projects during the three-month period ended September 30, 2012. Revenue improvements in the Middle East and Atlantic segments were partially offset by a decline in our Asia Pacific segment, where revenues decreased approximately 11%, or $60.3 million, to $468.2 million, driven largely by lower marine activity associated with several projects that were ongoing during the quarter ended September 30, 2011 but were completed or substantially complete prior to the quarter ended September 30, 2012.

Cost of Operations

Cost of operations increased approximately 11%, or $86.8 million, to $889.8 million in the three months ended September 30, 2012 compared to $803.0 million for the corresponding 2011 period. The increase was primarily attributable to increased project costs in the Middle East and, to a lesser extent, our Atlantic segment, partially offset by a decrease in project costs in the Asia Pacific segment. The increases in project costs in the Middle East and Atlantic segments were driven by higher levels of project activity involving increased fabrication and marine activity. Costs of operations in Asia Pacific decreased primarily as a result of lower marine activity associated with several projects that were ongoing during the quarter ended September 30, 2011, but were completed or substantially complete prior to the quarter ended September 30, 2012.

Operating Income

Operating income increased $47.3 million to $82.5 million in the quarter ended September 30, 2012 from $35.2 million in the quarter ended September 30, 2011. Operating income in the Middle East segment increased $13.7 million, primarily as a result of increased fabrication and marine activities associated with one of our EPCI projects and other projects for which we recently commenced fabrication and marine activities. Operating income in the Asia Pacific segment increased $7.2 million to $52.2 million in the three months ended September 30, 2012, primarily due to improvements from change orders and, to a lesser extent, cost savings on an EPCI project, partially offset by reduced marine activities.

The Atlantic segment reported an operating loss of $10.7 million for the quarter ended September 30, 2012, an improvement of $26.3 million compared to the corresponding 2011 period. The improvement was driven primarily by losses on two projects amounting to approximately $38 million that were recognized in the quarter ended September 30, 2011, which were not experienced during the third quarter of 2012 and, to a lesser extent, increased fabrication activity.

We currently have two projects, one of which is in our Atlantic segment and the other of which is in our Asia Pacific segment, that we account for under our deferred profit recognition policy, under which we recognize revenue and cost equally and only recognize profit when probable and reasonably estimable, generally when the contract is approximately 70% complete. These projects contributed revenues equal to costs totaling approximately $22.2 million and $6.0 million for the three-month periods ended September 30, 2012 and 2011, respectively.

Operating Margins

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

Total operating margins, defined as operating income divided by revenues were 8% for the quarter ended September 30, 2012 and 4% for the quarter ended September 30, 2011. In the quarter ended September 30, 2012, we experienced increased operating margins in our Asia Pacific segment, largely as a result of improvements from change orders and cost savings on marine installation activities on one of our EPCI projects. Operating margins in our Middle East segment remained relatively flat for the quarter ended September 30, 2012.

We experienced improvements in operating margins in our Atlantic segment in the quarter ended September 30, 2012, primarily due to project losses amounting to approximately $38 million that we recognized in the quarter ended September 30, 2011. We did not experience comparable losses during the third quarter of 2012.

Other Items in Operating Income

Selling, general and administrative expenses increased $3.8 million to $51.8 million in the three months ended September 30, 2012 as compared to $48.0 million in the three months ended September 30, 2011. The increase was primarily due to higher employee benefit costs, including those associated with our bonus program.

Equity in income (loss) of unconsolidated affiliates increased $3.2 million to a loss of $4.7 million for the three months ended September 30, 2012 as compared to a loss of $1.5 million in the quarter ended September 30, 2011, primarily attributable to increased equity losses from two of our joint ventures.

Other Items

Interest income was $1.0 million and $0.3 million for the three months ended September 30, 2012 and September 30, 2011, respectively, primarily as a result of higher cash and cash equivalents balances being placed in interest bearing accounts.

Results for the quarters ended September 30, 2012 and 2011 were not significantly impacted by interest expense, gain (loss) on foreign currency – net or other expense.

Provision for Income Taxes

For the three months ended September 30, 2012, the provision for income taxes increased $9.4 million to $29.9 million, while income before provision for income taxes increased $48.6 million to $84.2 million. The increase in the provision for income taxes was primarily attributable to the mix of earnings across jurisdictions resulting in a larger proportion of our income being taxed at higher tax rates, and losses in certain tax jurisdictions for which we do not expect to receive a tax benefit. The losses in tax jurisdictions for which we do not expect to receive a tax benefit decreased while total income before provision for income taxes increased. As a result, our effective tax rate for the three months ended September 30, 2012 was approximately 36% as compared to 58% for the comparable 2011 period.

Discontinued Operations

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61 million, resulting in a gain on the sale of approximately $0.3 million. Accordingly, we reported no discontinued operations for the three months ended September 30, 2012. Total income from discontinued operations, net of tax was $3.5 million for the three months ended September 30, 2011.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $1.6 million to $3.7 million in the three months ended September 30, 2012 from $5.3 million in the three months ended September 30, 2011, primarily due to reduced activity and lower net income associated with our Indonesian operations.

Nine months ended September 30, 2012 vs. 2011

Revenues

Revenues were $2.6 billion for each of the nine months ended September 30, 2012 and 2011. Revenues in the Middle East segment increased $296.0 million to $1.2 billion in the nine months ended September 30, 2012, compared to $910.7 million in the nine months ended September 30, 2011, influenced primarily by increased fabrication and marine activity associated with several of our projects, partially offset by lower activity associated with certain projects that were ongoing during the nine months ended September 30, 2011 but were completed or substantially complete during the nine months ended September 30, 2012. Revenues in our Atlantic segment increased $168.1 million to $335.2 million in the nine months ended September 30, 2012, compared to $167.1 million in the nine months ended September 30, 2011, influenced primarily by increased fabrication and marine activity experienced on certain projects during the nine months ended September 30, 2012. Revenues in the Asia Pacific segment declined approximately $447.4 million to $1.1 billion, primarily attributable to lower activity associated with several projects that were completed or substantially complete prior to the quarter ended September 30, 2012.

Cost of Operations

Cost of operations decreased $7.0 million to $2.2 billion in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was primarily attributable to the Asia Pacific segment, partially offset by increased project costs in the Middle East and Atlantic segments. In the Asia Pacific segment, cost of operations decreased significantly as a result of lower marine and fabrication activity. Cost of operations increases experienced in the Middle East and Atlantic segments were principally driven by higher levels of project activity, involving increased fabrication and marine activity.

Operating Income

Operating income increased $22.7 million to $242.0 million in the nine months ended September 30, 2012 from $219.3 million in the nine months ended September 30, 2011, primarily due to improvements in our Asia Pacific segment, where we experienced improvements from change orders and cost savings on marine installation activities on an EPCI project and improvements from project close-outs and settlements. Operating income in the Middle East segment declined $25.7 million to $122.6 million, primarily attributable to project close-outs and settlements recognized in the nine months ended September 30, 2011, which were not experienced during the nine months ended September 30, 2012.

The Atlantic segment reported an operating loss of $36.7 million for the nine months ended September 30, 2012, an improvement of $34.5 million compared to the 2011 period. The improvement was primarily attributable to project losses amounting to approximately $45 million that were recognized in the nine months ended September 30, 2011, which were not experienced in the nine months ended September 30, 2012 and, to a lesser extent increased fabrication and marine activity.

The two projects that we account for under our deferred profit recognition policy contributed revenues equal to costs totaling approximately $45.1 million and $24.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Operating Margins

Total operating margins were 9% in the nine months ended September 30, 2012 and were 8% for the nine months ended September 30, 2011. We experienced increased operating margins in our Asia Pacific segment in the nine months ended September 30, 2012, largely as a result of improvements from project close-outs, settlements and change orders and cost savings on marine installation activities on one of our EPCI projects. Conversely, we experienced a decline in our Middle East segment operating margins in the nine months ended September 30, 2012, primarily due to lower project close-outs and settlements that were recognized in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, increased costs associated with one of our EPCI projects as a result of declines in productivity and increased estimated costs associated with marine activities on one of our other projects.

We experienced improvements in operating margins in our Atlantic segment in the nine months ended September 30, 2012, primarily due to project losses recognized in the nine months ended September 30, 2011 amounting to approximately $45 million that we did not experience comparable losses during the nine months ended September 30, 2012 and, to a lesser extent, increased fabrication activity.

Other Items in Operating Income

Selling, general and administrative expenses decreased $17.9 million to $145.9 million in the nine months ended September 30, 2012 as compared to $163.8 million in the nine months ended September 30, 2011. The decrease was primarily due to lower corporate costs, including those associated with our pension plans.

Equity in income (loss) of unconsolidated affiliates decreased $11.1 million to a loss of $11.0 million in the nine months ended September 30, 2012 as compared to income of $0.1 million in the nine months ended September 30, 2011, primarily attributable to increased equity losses from two of our joint ventures.

Other Items

Interest income was $4.2 million and $1.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, primarily as a result of higher cash and cash equivalents balances being placed in interest bearing accounts.

Results for the nine months ended September 30, 2012 and 2011 were not significantly impacted by interest expense.

Gain (loss) on foreign currency – net improved by $13.6 million to income of $11.2 million in the nine months ended September 30, 2012 from expense of $2.4 million in the nine months ended September 30, 2011, primarily due to gains related to derivative instruments and hedging activities of approximately $15 million recognized during the 2012 period, as compared to losses related to derivative instruments and hedging activities of approximately $3 million recognized during the 2011 period, partially offset by approximately $5.0 million of increased foreign currency exchange losses.

During the quarter ended March 31, 2012, we entered into derivative contracts to mitigate currency exchange movements associated with various foreign currency expenditures we expect to incur on one of our EPCI projects through 2017. While we currently believe that these contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore, we may continue to experience large gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts. At September 30, 2012, our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our outstanding derivative contracts totaled approximately $1.3 billion at September 30, 2012, with maturities extending through 2017. Of this amount, approximately $870 million is associated with various foreign currency expenditures we expect to incur on the EPCI project.

Other income (expense) – net was a loss of $0.3 million in the nine months ended September 30, 2012 and a loss of $1.6 million in the nine months ended September 30, 2011.

Provision for Income Taxes

For the nine months ended September 30, 2012, the provision for income taxes increased $26.6 million to $87.0 million, while income before provision for income taxes increased $41.2 million to $257.2 million. The increase in the provision for income taxes was primarily attributable to the mix of earnings across jurisdictions resulting in a larger proportion of our income being taxed at higher tax rates and losses in certain tax jurisdictions for which we do not expect to receive a tax benefit. As a result, our effective tax rate for the nine months ended September 30, 2012 was approximately 34%, as compared to 28% for the comparable 2011 period.

Discontinued Operations

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61 million, resulting in a gain on the sale of approximately $0.3 million. Total income from discontinued operations, net of tax was $3.3 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $5.9 million to $7.5 million in the nine months ended September 30, 2012 from $13.4 million in the nine months ended September 30, 2011, primarily due to reduced activity and lower net income associated with our Indonesian operations.

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

	September 30, 2012		December 31, 2011
	(Dollars in millions)
Asia Pacific	$3,225	60%	$1,523	39%
Atlantic	859	16%	711	18%
Middle East	1,256	24%	1,647	43%

Total Backlog	$5,340	100%	$3,881	100%

Of the September 30, 2012 backlog, we expect to recognize revenues as follows:

	2012	2013	Thereafter
	(In millions)
Total Backlog	$969	$1,981	$2,390

Of the September 30, 2012 backlog, approximately $387 million is from projects currently in a loss position whereby future revenues are expected to equal costs when recognized. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers. Additionally, we have two projects that we are accounting for under our deferred profit recognition policy, representing approximately $395 million of the September 30, 2012 backlog.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as amended in August 2011 (the “Credit Agreement”), provide an additional resource to fund our operating and investing activities. Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures. At September 30, 2012, we were in compliance with our covenant requirements. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months.

Capital Expenditures

As part of our strategic growth program, our management regularly evaluates our marine vessel fleet to ensure our fleet capability is adequately aligned with our overall growth strategy. These assessments may result in capital expenditures to upgrade, acquire or operate vessels that would enhance or grow our technical capabilities, or may involve engaging in discussions to dispose of certain marine vessels.

Capital expenditures for the nine months ended September 30, 2012 were $179.3 million as compared to $231.9 million for the nine months ended September 30, 2011. Capital expenditures for both periods were primarily attributable to construction of the Lay Vessel North Ocean 105 (“NO 105”) vessel, costs associated with upgrading the capabilities of the North Ocean 102 (“NO 102”) vessel and certain upgrades and equipment expenditures associated with other vessels in our marine fleet. In 2009, we acquired a 50% interest in an entity that owns the NO 102 and a 75% interest in an entity that constructed and now owns the NO 105. The NO 102 was added to our marine fleet in 2009. The NO 105 was placed into service in 2012. Both vessels are intended to serve the deepwater markets by offering flexible and rigid pipe installation capabilities, among other things. In addition, based on our expectations of the demand in the deepwater market, our board of directors recently approved plans to construct two additional vessels – the Lay Vessel 108 (“LV 108”) and the Deepwater Lay Vessel 2000 (“DLV 2000”). The LV 108 and DLV 2000 are designed for advanced deepwater subsea and marine construction operations. We expect to incur capital expenditures ranging from approximately $650 million to $750 million over the next three years associated with the construction of those vessels.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $11.1 million to $720.7 million at September 30, 2012 from $731.8 million at December 31, 2011.

At September 30, 2012, we had restricted cash and cash equivalents totaling $23.1 million, all of which was held in restricted foreign-entity accounts.

At September 30, 2012, we had investments with a fair value of $58.8 million. Our investment portfolio consists of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $2.7 million and $4.4 million at September 30, 2012 and December 31, 2011, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash increased by $95.0 million to a positive $17.6 million at September 30, 2012 from a negative $77.4 million at December 31, 2011, primarily due to the increase in the net amount of contracts in progress and advanced billings on contracts.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $109.6 million in the nine-month period ended September 30, 2012, compared to net cash used in operating activities of $70.9 million in the nine months ended September 30, 2011. This change was primarily attributable to changes in net contracts in progress, advance billings on contracts, and pension liability, partially offset by changes in accounts receivable.

Investing activities. Our net cash used in investing activities was $100.2 million in the nine months ended September 30, 2012, compared to cash provided by investing activities of $44.7 million in the nine months ended September 30, 2011. This change was primarily attributable to the change in restricted cash and cash equivalents.

Financing activities. Our net cash used in financing activities was $3.8 million in the nine-month period ended September 30, 2012 as compared to cash provided by financing activities of $26.9 million in the nine months ended September 30, 2011. The change was primarily attributable to the approximate $16 million of distributions to noncontrolling interests during the nine months ended September 30, 2012.

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

At September 30, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $310.6 million. At September 30, 2012, there was $639.4 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under this facility during the quarter ended September 30, 2012. Had there been borrowings, the applicable base interest rate would have been approximately 4% per annum. In addition, we had $175.3 million in outstanding unsecured bilateral letters of credit at September 30, 2012.

Based on the credit ratings applicable to the Credit Agreement at September 30, 2012, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875% and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”) entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $38.9 million and $43.3 million on our balance sheets at September 30, 2012 and December 31, 2011, respectively, of which approximately $6.0 million is classified as current notes payable at September 30, 2012 and December 31, 2011. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of a pipeline construction support vessel to be named the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments commencing on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At September 30, 2012, there was $69.4 million in borrowings outstanding, of which $8.2 million was classified as current notes payable. At December 31, 2011, there was $50.4 million in borrowings outstanding, of which $2.9 million was classified as current notes payable.

ANZ Reimbursement Agreement

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December  31, 2011.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 9 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2012, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2012	—	$—	not applicable	not applicable
August 1 – August 31, 2012	124	11.85	not applicable	not applicable
September 1 – September 30, 2012	—	—	not applicable	not applicable

Total	124	$11.85	not applicable	not applicable

Item 6. Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCDERMOTT INTERNATIONAL, INC.

By:	/S/ PERRY L. ELDERS
Perry L. Elders Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

November 5, 2012

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