Form 10-K
period 2012-12-31
MCDERMOTT INTERNATIONAL INC
filed 2013-02-28
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2012) was approximately $2.6 billion.

The number of shares of the registrant’s common stock outstanding at February 15, 2013 was 235,871,370.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. We are one of the largest U.S.-based engineering and construction (“E&C”) companies exclusively focused on the upstream offshore oil and gas sector. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Our customers include national, major integrated and other oil and gas companies. Operating in approximately 20 countries across the Atlantic, Middle East and Asia Pacific, our integrated resources include approximately 14,000 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services. We have fully integrated capabilities in both shallow water and deepwater construction. We believe we are among the few offshore construction contractors globally capable of providing this wide range of services in many of the larger offshore oil and gas producing regions in the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries. MII’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

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

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of customers primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we have developed a fabrication facility located in China. At December 31, 2012 and 2011, our Asia Pacific segment employed approximately 5,300 and 5,600 employees, respectively.

Atlantic Segment

Through our Atlantic segment, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad and West Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico. Our Atlantic segment employed approximately 1,700 and 1,600 employees at December 31, 2012 and 2011, respectively.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of customers primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia, and the North Sea. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E. At December 31, 2012 and 2011, our Middle East segment employed approximately 7,000 and 6,300 employees, respectively.

The above-mentioned fabrication facilities in each segment are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. Project installation is performed by major construction vessels, which we own or lease and are stationed throughout the various regions and provide structural lifting/lowering and pipelay services. These major construction vessels are supported by our multi-function vessels and chartered vessels from third parties to perform a wide array of installation activities that include anchor handling, pipelay, cable/umbilical lay, dive support and hookup/commissioning. See “Properties” in Item 2 of this annual report.

Dispositions and Other Items

2012

Charter Fleet Business

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The cash proceeds from the charter fleet sale were approximately $61.0 million, resulting in a gain on the sale of approximately $0.3 million.

Assets Held for Sale

During the quarter ended September 30, 2012, we committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. At December 31, 2012, we classified approximately $30.0 million as assets held for sale in our consolidated balance sheet. On December 18, 2012, we entered into an agreement to sell the Bold Endurance for cash proceeds of approximately $2.0 million. The sale was completed in January 2013. We remain in active discussions with several interested parties to sell the remaining two vessels.

2011

Vessel Sale

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our consolidated statement of income for the year ended December 31, 2011 for the Atlantic segment.

2010

Spin-Off of B&W

On July 30, 2010, we completed the spin-off of The Babcock & Wilcox Company (“B&W”) to our stockholders through a distribution of all of the outstanding common stock of B&W. B&W’s assets and businesses primarily consisted of those that were previously reported as our Government Operations and Power Generation Systems segments. Prior to the completion of the spin-off, B&W made a cash distribution to us totaling $100 million.

Fabrication Facility

During 2010 we incurred approximately $21.0 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. After obtaining additional information regarding the discontinuance of those development plans, in 2011 we reduced our estimated closure costs by $10.0 million to reflect our revised estimate, which was recognized in the Middle East segment.

Our results of operations for the periods presented in this annual report reflect the operations of the charter fleet business and B&W as discontinued operations.

Acquisitions

We had no significant acquisitions during the years ended December 31, 2012 or 2011. We continue to evaluate accelerated growth opportunities achievable through acquisition or consolidation, in addition to pursuing organic growth strategies.

Contracts

We execute our contracts through a variety of methods, including fixed-price, cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods, with fixed-price being the most prevalent. Contracts are usually awarded through a competitive bid process. Factors that customers may consider include price, facility or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

Fixed-price contracts are for a fixed amount to cover costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. See “Risk Factors—We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses” in Item 1A of this annual report.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically, there have been no material payments to our customers under these arrangements.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2012, it is possible that we may incur liabilities for liquidated damages aggregating to $100.7 million, of which $11.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to July 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog amounts. We generally include expected revenues of contracts in our backlog when we enter into a written confirmation with our customers. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

Of the December 31, 2012 backlog amount of $5.1 billion, approximately $544.8 million relates to six active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $229.5 million associated with a recently commenced marine project in our Asia Pacific segment which is expected to conclude later in 2013 and $210.4 million pertaining to a five-year charter in Brazil which began in early 2012 and is being conducted by our Atlantic segment. These two projects represent 80% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. Additionally, we have a project that we are accounting for under our deferred profit recognition policy, representing $161.5 million of the December 31, 2012 backlog in the Atlantic segment.

Our backlog at December 31, 2012 and 2011 was as follows:

	December 31, 2012		December 31, 2011
	(Dollars in approximate millions)
Asia Pacific	$3,003	59%	$1,523	39%
Atlantic	979	20%	711	18%
Middle East	1,085	21%	1,647	43%

Total Backlog	$5,067	100%	$3,881	100%

Of the December 31, 2012 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter
	(In approximate millions)
Total Backlog	$2,341	$1,296	$1,430

Competition

We believe we are among the few offshore construction contractors capable of providing a wide range of services in major offshore oil and gas producing regions of the world. We believe that the substantial capital costs and specialized capabilities involved in becoming a full-service offshore EPCI contractor create a significant barrier to entry into the market as a global, fully-integrated competitor. We do, however, face substantial competition from regional competitors and less integrated providers of offshore construction services, such as engineering firms, fabrication facilities, pipelaying companies and shipbuilders. A number of companies compete with us in each of the separate EPCI phases in various parts of the world. Our competitors by segment are discussed below.

Asia Pacific

Our Asia Pacific segment’s key competitors include: Allseas Marine Contractors S.A.; Daewoo Engineering & Construction Co., Ltd.; EMAS Offshore Pte Ltd.; Heerema Group; Hyundai Heavy Industrial Co., Ltd.; Nippon Steel Corporation; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; Sapura Kencana Petroleum; Subsea 7 S.A.; Swiber Holdings Ltd.; and Technip S.A.

Atlantic

Our Atlantic segment’s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Heerema Group; Helix Energy Solutions Group, Inc.; KBR, Inc.; Kiewit Corporation; Saipem S.P.A.; Subsea 7 S.A.; and Technip S.A.

Middle East

Our Middle East segment’s key competitors include: Hyundai Heavy Industrial Co. Ltd.; Keppel Corporation; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.P.A.; Technip S.A.; and Valentine and Swiber Holdings Ltd.

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

Asia Pacific

Qingdao McDermott Wuchang Offshore Engineering Company Ltd. We co-own this entity with Qingdao Wuchang Heavy Industry Co. Ltd., a leading shipbuilder in China. This joint venture, which commenced in 2009, provides procurement and construction services to the oil and gas industry, including floating, production, storage, off-loading (“FPSO”) vessel construction and integration.

Atlantic

Construção e Montagem Offshore, S.A. We co-own this entity with Construcap-CCPS Engenharia e Comércio S.A. (40%) and Orteng Equipamentos e Sistemas Ltda. (20%). This joint venture plans to provide engineering, procurement and construction services to the oil and gas industry. A significant part of this entity’s strategy is to construct and integrate FPSO modules.

Deepwater Marine Technology LLC. We co-own this entity with Keppel FELS Ltd. This joint venture expands our services related to solutions involving tension leg platforms (“TLPs”). A TLP is a vertically moored floating structure normally used for the offshore production of oil and gas and is particularly suited for water depth greater than 1,000 feet.

FloaTEC LLC. We co-own this entity with Keppel FELS Ltd. This joint venture designs, markets, procures and contracts floating production systems to the deepwater oil and gas industry. The deepwater solutions provided include TLPs, spars and production semi-submersibles. A significant part of this entity’s strategy is to build on the established presence, reputation and resources of its two owners and to contract activity back to its owners.

Customers

Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2012, 2011 and 2010 were as follows:

Year Ended December 31, 2012:
Exxon Mobil Corporation	24%
Saudi Aramco	22%
BHP Billiton Petroleum Pty Ltd	10%
Al-Khafji Joint Operations	*
Azerbaijan International Oil Corporation	*

Year Ended December 31, 2011:
Exxon Mobil Corporation	36%
Saudi Aramco	24%
Chevron Corporation	10%
Abu Dhabi Marine Operating Company	*
Al-Khafji Joint Operations	*

Year Ended December 31, 2010:
Saudi Aramco	40%
Chevron Corporation	15%
Exxon Mobil Corporation	10%
Shell Oil Company	*
Woodside Energy Limited	*

*	Less than 10% of consolidated revenues

Customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in other years.

Financial Information About Geographic Areas

See Note 11 —“Segment Reporting” for financial information about our revenues and assets.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components for assembly. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials.

Employees

At December 31, 2012, we employed approximately 14,000 persons worldwide, compared with approximately 13,500 at December 31, 2011. Approximately 3,800 of our current employees were members of labor unions at December 31, 2012, compared with approximately 4,300 at December 31, 2011. Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

Patents and Licenses

We currently hold a number of U.S. and foreign patents and have certain patent applications pending. We also acquire patents and grant licenses to others when we consider it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities, skilled personnel, construction and project management systems, and the application of know-how, rather than patents and licenses, in the conduct of our business.

Hazard Risks and Insurance

Our operations present risks of injury to or death of people, loss of or damage to property and damage to the environment. We conduct difficult and frequently precise operations in very challenging and dynamic locations. We have created loss control systems to assist us in the identification and treatment of the hazard risks presented by our operations, and we endeavor to make sure these systems are effective.

As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damage provisions and access to the insurance of other parties. We also procure insurance, operate our own “captive” insurance company and/or establish funded or unfunded reserves. However, there can be no assurance that these methods will adequately address all risks.

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

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from named windstorms, flood and earthquake events, war and political risks, confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), losses or liability related to acts of terrorism, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems or controls or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

Our wholly owned “captive” insurance subsidiary that provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to historic losses, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover losses in our captive insurance programs. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable. Claims as a result of our operations could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several B&W subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust. Those insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. With the contribution of those insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under those coverages had the insurance rights not been contributed to the asbestos personal injury trust.

Governmental Regulations and Environmental Matters

General

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping offshore production platforms and other offshore facilities;

•	marine vessel safety;

•	workplace health and safety;

•	the Foreign Corrupt Practices Act and similar anti-corruption laws;

•	currency conversions and repatriation;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	protecting the environment.

In addition, we depend on the demand for our offshore construction services from the oil and gas industry and, therefore, are affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for environmental, economic and other policy reasons would adversely affect our operations by limiting demand for our services.

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations.

The exploration and development of oil and gas properties on the continental shelf of the United States is regulated primarily under the U.S. Outer Continental Shelf Lands Act and related regulations. These laws and regulations require the construction, operation and removal of offshore production facilities located on the outer continental shelf of the United States to meet stringent engineering and construction specifications. Similar regulations govern the plugging and abandoning of wells located on the outer continental shelf of the United States and the removal of all production facilities. Violations of these laws and regulations can result in substantial civil and criminal penalties, as well as injunctions curtailing operations.

Certain ancillary activities related to the offshore construction industry, including the transportation of personnel and equipment between U.S. ports and the field of work in U.S. waters, may constitute “coastwise trade” within the meaning of certain U.S. federal laws and regulations. Under these laws and regulations, including the cabotage law generally referred to as the “Jones Act,” only vessels (1) owned by a certain percentage of U.S. citizens that are built and registered under the laws of the U.S. or (2) which are subject to an exception or exemption may engage in such “coastwise trade.” When we operate our foreign-flagged vessels in the U.S. Gulf of Mexico, we operate within the current interpretation of the Jones Act with respect to permitted activities for foreign-flagged vessels. Significant changes to the interpretation of the Jones Act and ruling letters regarding the Jones Act could affect our ability to operate, or competitively operate, our foreign-flagged vessels in the U.S. Gulf of Mexico or other U.S. waters. We are also subject to the risk of the enactment or amendment of cabotage laws in other jurisdictions in which we operate, which could negatively impact our operations in those jurisdictions.

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

At December 31, 2012 and 2011, we had total environmental reserves of $0.6 million and $1.3 million, respectively. Of our total environmental reserves at December 31, 2012 and 2011, $0.6 million and $1.3 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects;

•	anticipated levels of demand for our products and services;

•	market outlook for the EPCI market, including deepwater;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the capital investment required to maintain and/or upgrade our fleet of vessels;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key financial and human resources legacy systems;

•	social, political and economic situations in foreign countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	interference from adverse weather conditions;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several subsidiaries of our former subsidiary B&W.

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

The demand for our EPCI services has traditionally been cyclical, depending primarily on the capital expenditures of oil and gas companies for construction of development projects. These capital expenditures are influenced by such factors as:

•	prevailing oil and gas prices;

•	expectations about future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the sale and expiration dates of available offshore leases;

•	the discovery rate of new oil and gas reserves, including in offshore areas;

•	the rate of decline of existing oil and gas reserves;

•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;

•	the development and exploitation of alternative fuels or energy sources;

•	domestic and international political, military, regulatory and economic conditions;

•	technological advances; and

•	the ability of oil and gas companies to generate funds for capital expenditures.

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

We are engaged in a highly competitive industry, and we have contracted for a substantial number of projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods, sometimes in remote locations. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in the industry in which we operate may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

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

The revenues projected in our backlog may not be realized or, if realized, may not result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and reduce or eliminate profits that we actually realize from projects in backlog.

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

Vessel construction, upgrade, refurbishment and repair projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We expect to make significant new construction and/or upgrade, refurbishment and repair expenditures for our vessel fleet from time to time, particularly in light of the aging nature of our vessels and requests for upgraded equipment from our customers. Some of these expenditures may be unplanned. Vessel construction, upgrade, refurbishment and repair projects may be subject to the risks of delay or cost overruns, including delays or cost overruns resulting from any one or more of the following:

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

We also may be particularly susceptible to regional conditions that may adversely affect our operations. Our major marine construction vessels typically require relatively long periods of time to mobilize over long distances, which could affect our ability to withdraw them from areas of conflict. Additionally, certain of our fabrication facilities are located in regions where conflicts may occur and limit or disrupt our operations. Recent events in the Middle East highlight the risk that conflicts could have a material adverse impact on both the markets we serve and our operating capabilities in this region. Similar or more significant events could also take place in these and other regions in which we operate and could limit or disrupt our markets and operations, including disruption from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Certain of our insurance coverages could also be cancelled by our insurers. The impacts of these risks are very difficult to cost effectively mitigate or insure against and, in the event of a significant event impacting the operations of one or more of our fabrication facilities, we will very likely not be able to timely replicate the fabrication capacity needed to meet existing contractual commitments, given the time and cost involved in doing so. Any failure by us to meet our material contractual commitments could give rise to loss of revenues, claims by customers, loss of future business opportunities and other issues, which could materially adversely affect our financial condition, results of operations and cash flows.

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

We operate on a worldwide basis with substantial operations outside the U.S. that subject us to currency exchange risks. In order to manage some of the risks associated with foreign currency exchange rates, we enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally and meet transactional requirements. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

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

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, coverage for costs incurred for investigations related to alleged breaches of laws or regulations, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity protection is insufficient could have a material adverse effect on us.

We have a captive insurance company subsidiary which provides us with various insurance coverages. Claims could adversely impact the ability of our captive insurance company subsidiary to respond to all claims presented.

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

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents, investments, cash flows from operations, and borrowings under our credit facility. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and institutions represented in our credit facility, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. During the global economic downturn that began in 2007, the financial markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. If national and international economic conditions deteriorate, it is possible that we may not be able to fully draw upon our existing credit facility and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

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

In line with industry practice, we are often required to post standby letters of credit to customers. These letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. We have limited capacity under our credit facility for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Letters of credit may not continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we depend on the demand for our services from the oil and gas industry and, therefore, we are generally affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting the demand for our services.

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

Our businesses require us to obtain and to comply with government permits and approvals.

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

Recently adopted regulations related to “conflict minerals” could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries (collectively, the “Covered Countries”). The term “conflict minerals” encompasses tantalum, tin, tungsten (and their ores) and gold.

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflicts minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new annual reporting requirements, which require companies to describe reasonable country of origin inquiries, due diligence measures, the results of those activities and related determinations, will become applicable beginning in May 2014.

Because we have a highly complex, multi-layered supply chain, we may incur significant costs if required to comply with these new disclosures. In addition, the implementation of procedures to comply with these requirements could adversely affect the sourcing, supply and pricing of materials, including components, used in our products. Our suppliers (or suppliers to our suppliers) may not be able or willing to provide all requested information or to take other steps necessary to ensure that no conflict minerals financing or benefiting armed groups are included in materials or components supplied to us for our manufacturing purposes. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals necessary to the functionality or production of our products through the procedures we may implement. Also, we may encounter challenges to satisfy customers that may require all of the components of products purchased by them to be certified as conflict free. If we are not able to meet customer certification requirements, customers may choose to disqualify us as a supplier. In addition, since the applicability of the new conflict minerals requirements is limited to companies that file periodic reports with the SEC, not all of our competitors will need to comply with these requirements unless they are imposed by customers. As a result, those competitors may have cost and other advantages over us.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act, which is broader in scope than the FCPA, as it contains no facilitating payments exception. Additionally, in 1976 we entered into a consent decree with the U.S. Securities and Exchange Commission which, among other things, forbids us from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. We operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 Consent Decree. Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws or of the 1976 Consent Decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Systems and information technology interruption could adversely impact our ability to operate.

We continue to evaluate potential replacements of existing key financial and human resources legacy systems with new enterprise systems. This potential implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our possible systems implementations may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. This disruption and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

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

War, terrorist attacks and unrest have caused and may continue to cause instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. Instability and unrest in the Middle East and Afghanistan, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, unrest in the Middle East and Afghanistan could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.

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

In addition, we are registered with the Panamanian National Securities Commission (the “PNSC”) and, as a result, we are subject to Decree No. 45 of December 5, 1977, of the Republic of Panama, as amended (the “Decree”). The Decree imposes certain restrictions on offers to acquire voting securities of a company registered with the PNSC if, following such an acquisition, the acquiror would own directly or indirectly more than 5% of the outstanding voting securities (or securities convertible into voting securities) of such company, with a market value of at least five million Balboas (approximately $5.0 million). Under the Decree, any such offeror would be required to provide McDermott with a declaration stating, among other things, the identity and background of the offeror, the source and amount of funds to be used in the proposed transaction and the offeror’s plans with respect to McDermott. In that event, the PNSC may, at our request, hold a public hearing as to the adequacy of the disclosure provided by the offeror. Following such a hearing, the PNSC would either determine that full and fair disclosure had been provided and that the offeror had complied with the Decree or prohibit the offeror from proceeding with the offer until it has furnished the required information and fully complied with the Decree. Under the Decree, such a proposed transaction cannot be consummated until 45 days after the delivery of the required declaration prepared or supplemented in a complete and accurate manner, and our board of directors may, in its discretion, within 15 days of receiving a complete and accurate declaration, elect to submit the transaction to a vote of our stockholders. In that case, the transaction could not proceed until approved by the holders of at least two-thirds of the voting power of the shares entitled to vote at a meeting held within 30 days of the date it is called. If such a vote is obtained, the shares held by the offeror would be required to be voted in the same proportion as all other shares that are voted in favor of or against the offer. If the stockholders approved the transaction, it would have to be consummated within 60 days following the date of that approval. The Decree provides for a civil right of action by stockholders against an offeror who does not comply with the provisions of the Decree. It also provides that certain persons, including brokers and other intermediaries who participate with the offeror in a transaction that violates the Decree, may be jointly and severally liable with the offeror for damages that arise from a violation of the Decree. We have a long-standing practice of not requiring a declaration under the Decree from passive investors who do not express any intent to exercise influence or control over our company and who remain as passive investors, so long as they timely file appropriate information on Schedule 13D or Schedule 13G under the Securities Exchange Act of 1934. This practice is consistent with advice we have received from our Panamanian counsel to the effect that our Board of Directors may waive the protection afforded by the Decree and not require declarations from passive investors who invest in our common stock with no intent to exercise influence or control over our company.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2012 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
ASIA PACIFIC
Singapore, Singapore	Operations/engineering/administrative office	Leased
Batam Island, Indonesia	Fabrication facility	Leased
Jakarta, Indonesia	Engineering office	Leased
Perth, Australia	Operations/administrative	Leased
Melbourne, Australia	Operations	Leased
Kuala Lumpur, Malaysia	Operations	Leased

ATLANTIC
Morgan City, Louisiana	Fabrication facility	Leased
Altamira, Mexico	Fabrication facility	Owned/Leased
Houston, Texas	Operations/engineering/administrative office	Leased
New Orleans, Louisiana	Engineering office	Leased
Rio de Janeiro, Brazil	Operations/administrative	Leased

MIDDLE EAST
Dubai (Jebel Ali), U.A.E.	Operations/engineering/fabrication/administrative office	Leased
Chennai, India	Engineering office	Leased
Al Khobar, Saudi Arabia	Operations/engineering office	Leased
Baku, Azerbaijan	Operations/administrative office	Leased

CORPORATE
Houston, Texas	Administrative office	Leased

We also lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

We operate a fleet of construction and multi-service vessels. Our pipelay and derrick vessels are equipped with revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Our multi-service vessels have capabilities which include subsea construction, pipelay, cable lay and dive support. Seven of our owned and/or operated major construction and multi-service vessels are self-propelled. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels. Most of our marine vessels are encumbered by liens under our credit facility.

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including their location at December 31, 2012:

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
ATLANTIC
Agile(1)	Multi-Service Vessel	1978/2011	100	—
DB 16(1)(2)	Pipelay/Derrick	1967/2000	860	30
DB 50(1)	Pipelay/Derrick	1988/2012	4,400	20
Intermac 600	Launch/Cargo Barge	1973	—	—
MIDDLE EAST
DB 27	Pipelay/Derrick	1974/1984	2,400	60
DB 30	Pipelay/Derrick	1975/1999	3,080	60
Emerald Sea(1)	Multi-Service Vessel	1996/2007	100	—
Thebaud Sea(1)	Multi-Service Vessel	1999/2010	100	—
ASIA PACIFIC
DB 26(2)	Pipelay/Derrick	1975	900	60
DB 101	Pipelay/Derrick	1978/1984	3,500	—
DLB KP1	Pipelay/Derrick	1974	660	60
Intermac 650	Launch/Cargo Barge	1980/2006	—	—
LB 32(3)	Pipelay	2010	—	—
North Ocean 102(1)	Multi-Service Vessel	2009	100	—
North Ocean 105(1)	Multi-Service Vessel	2012	400	16

(1)	Vessel with dynamic positioning capability
(2)	Currently classified as held for sale
(3)	Vessel in shipyard undergoing upgrade to add a derrick

Governmental regulations, our insurance policies and some of our financing arrangements require us to maintain our vessels in accordance with standards of seaworthiness and safety set by applicable governmental authorities or classification societies, such as American Bureau of Shipping, Den Norske Veritas, Lloyd’s Register of Shipping and other world-recognized classification societies.

Item 3.	LEGAL PROCEEDINGS

The information set forth under the heading “Investigations and Litigation” in Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in this annual report is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MDR. We filed certifications of the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this report.

High and low stock prices by quarter for the years ended December 31, 2012 and 2011:

YEAR ENDED DECEMBER 31, 2012

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2012	$15.35	$11.34
June 30, 2012	$13.25	$9.04
September 30, 2012	$13.56	$10.73
December 31, 2012	$12.45	$9.66

YEAR ENDED DECEMBER 31, 2011

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2011	$26.14	$18.96
June 30, 2011	$25.94	$17.69
September 30, 2011	$21.69	$10.76
December 31, 2011	$14.84	$9.77

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of February 15, 2013, there were approximately 2,508 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,727,659	$12.24	7,155,823

The following graph provides a comparison of our five-year, cumulative total shareholder return from December 2007 through December 2012 to the return of S&P 500 and our custom peer group.

(1)	Total shareholder return assuming $100 invested on December 31, 2007 and reinvestment of dividends on daily basis. All stock prices before the B&W spin-off have been discounted 48% to remove the value attributed to the stock dividend of B&W common stock for all periods presented.

The peer group used for the five-year comparison was comprised of the following companies:

• Baker Hughes Incorporated	• Jacobs Engineering Group Inc.

• Cal Dive International, Inc.	• KBR, Inc.

• Cameron International Corporation	• National Oilwell Varco, Inc.

• Chicago Bridge & Iron Company N.V.	• Noble Corporation

• Dresser-Rand Group, Inc.	• Oceaneering International, Inc.

• FMC Technologies, Inc.	• Oil States International, Inc.

• Foster Wheeler AG	• The Shaw Group Inc.

• Halliburton Company	• Tidewater Inc.

• Helix Energy Solutions Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2012	2011	2010	2009	2008
	(In thousands, except for per share amounts)
Statement of Income Data(1):
Revenues	$3,641,624	$3,445,110	$2,403,743	$3,281,790	$3,098,104
Operating Income	$319,327	$250,723	$314,905	$279,349	$106,987
Income from Continuing Operations	$203,156	$151,542	$236,566	$206,158	$60,649
Income (Loss) from Discontinued Operations	$3,497	$(12,812)	$(34,900)	$180,898	$368,653
Net Income Attributable to McDermott International, Inc.	$206,653	$138,730	$201,666	$387,056	$429,302
Basic Earnings per Common Share:
Income from Continuing Operations	0.86	0.65	1.02	0.90	0.27
Income (Loss) from Discontinued Operations	0.01	(0.05)	(0.15)	0.79	1.62
Diluted Earnings per Common Share:
Income from Continuing Operations	0.86	0.64	1.00	0.88	0.26
Income (Loss) from Discontinued Operations	0.01	(0.05)	(0.15)	0.78	1.60
Balance Sheet Data(2):
Total Assets	$3,333,627	$2,992,814	$2,598,688	$4,849,110	$4,601,693
Current Maturities of Long-Term Debt	$14,146	$8,941	$8,547	$16,270	$9,021
Long-Term Debt	$88,562	$84,794	$46,748	$56,714	$6,109
Total Equity	$1,952,105	$1,733,712	$1,512,267	$1,833,100	$1,316,513

(1)	Statement of income data prior to December 31, 2010 have been restated to reflect the discontinuance of our charter fleet business and the July 30, 2010 spin-off of B&W.
(2)	Balance sheet data presented prior to December 31, 2011 includes the historical information of the charter fleet business and B&W.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

During the quarter ended September 30, 2012, we committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. At December 31, 2012, we classified approximately $30.0 million as assets held for sale in our consolidated balance sheet. On December 18, 2012, we entered into an agreement to sell the Bold Endurance for cash proceeds of approximately $2.0 million. The sale was completed in January 2013. We remain in active discussions with several interested parties to sell the remaining two vessels.

Business Outlook

We believe our business outlook remains strong due, in large part, to our business model, which is heavily concentrated in international markets where demand for offshore oil and gas services and construction remains strongest. This is visible in our results from operations, where we generated more than 96% of our 2012 consolidated revenues from projects outside the U.S. Over the past three years we have generated an average of 97% of our revenues outside the U.S. Accordingly, our worldwide operations are heavily influenced by the worldwide demand for oil and gas.

Oil prices have remained strong over the past 12 months, which has led to increased levels of capital expenditures by the major integrated and national oil and gas companies, even though natural gas prices in the U.S. have remained at low levels during that period. As a result, we have a significant number of bids outstanding for new projects. However, any significant future economic contraction could reduce worldwide demand for oil and gas and negatively impact oil and gas prices, leading our customers to defer major capital projects, which would result in a decline in the demand for our services.

The decision-making process for oil and gas companies regarding capital expenditures on an offshore construction development project differs depending on whether the project involves a new or existing development. In the case of a new development project, the demand for offshore construction services generally follows exploratory drilling and, in some cases, initial development drilling activities. Based on the results of those activities and evaluations of field economics, the customer determines whether to install a new platform and new infrastructure, such as subsea gathering lines and pipelines. For an existing development project, demand for offshore construction services is generated by decisions to, among other things, expand development in existing fields and expand existing infrastructure.

We expect the offshore EPCI market to remain strong, and we expect continued growth in deepwater developments. As a result, we have recently entered into contracts for the construction of two vessels with deepwater capabilities. The Lay Vessel 108 (“LV 108”) and the Deepwater Lay Vessel 2000 (“DLV 2000”) are designed for advanced deepwater subsea and marine construction operations. Over the next three years, we expect to incur capital expenditures ranging from approximately $650 million to $750 million associated with the construction of those vessels.

Backlog is not a measure defined by GAAP and is not a measure of contract profitability. However, we use backlog information internally to evaluate our operations for the purpose of planning, forecasting and evaluating performance. Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. We expect our backlog of approximately $5.1 billion at December 31, 2012 to produce revenues of approximately $2.3 billion in 2013, not including the effects of any change orders or new contracts that may be awarded during the year. We are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2013, subject to successful contract negotiations. Those projects are not included in our December 31, 2012 backlog.

Our Atlantic segment continued to be challenged in 2012 and, as a result, incurred an operating loss of approximately $67.0 million. The segment has two projects in Brazil that contributed revenues but no income in 2012. We are accounting for one of those projects under our deferred profit recognition policy, due to the “first of a kind” nature of the project. On the other project in Brazil, which is a five-year charter that began in early 2012, we recognized a loss due to substantial cost overruns for the year ended December 31, 2011. These projects contain a significant level of uncertainty and, as a result, we can provide no assurance as to the expected operating margins for 2013. We experienced losses in 2012 on several projects, in large part due to low fabrication productivity in the United States. During 2012, we began ramping up our Altamira, Mexico fabrication facility, primarily with work on small projects, and we were recently awarded a larger project that will commence during 2013, with a view of more fully utilizing that facility.

We previously implemented various cost reduction measures in our Atlantic segment to better align our operations with anticipated business levels. However, we continue to evaluate further changes to the operations of this segment. Furthermore, until the uncertainties surrounding the projects in Brazil are clarified, and we successfully execute and, in certain cases, complete the U.S. and Mexico projects, short-term operating performance could be negatively impacted. As a result, we expect to continue to incur losses in our Atlantic segment in 2013.

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

Deferred Profit Recognition. For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reasonably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, as deferred profit recognition contracts. If while being accounted for under our deferred profit recognition policy a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines.

We currently account for an Atlantic segment project under our deferred profit recognition policy. This project was awarded to one of our unconsolidated joint ventures, and the Atlantic segment’s backlog includes a subcontract from that joint venture, of which $161.5 million relating to this project remained in backlog at December 31, 2012. This project contributed revenues and costs equally, totaling $37.6 million and $45.4 million for the years ended December 31, 2012 and 2011, respectively.

Completed Contract Method. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2012, 2011 or 2010.

Claims Revenue. We include certain unapproved claims in the applicable contract value when we have a legal basis to do so, consider collection to be probable and the value can be reliably estimated. Claim revenue, when recorded, is only recorded to the extent of associated costs in our consolidated financial statements. The net amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $187.6 million and $55.4 million as of December 31, 2012 and 2011, respectively. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the years ended December 31, 2012 and 2011, $78.6 million and $12.0 million of revenues and costs are reflected in our consolidated financial statements pertaining to claims. Certain of our unconsolidated joint ventures also included $9.2 million and $13.0 million of claims revenue and costs in their financial results for the years ended December 31, 2012 and 2011, respectively. The amount recorded for claims in the year ended December 31, 2010 was not material to our consolidated financial statements.

We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition. A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. Increases in costs associated with our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

As of December 31, 2012, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the December 31, 2012 backlog amount of $5.1 billion, approximately $544.8 million relates to six active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $229.5 million associated with a recently commenced marine project in our Asia Pacific segment and $210.4 million pertaining to a five-year charter in Brazil being conducted by our Atlantic segment. These two projects represent 80% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

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

Marine Vessels. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our units-of-production method of depreciation involves the calculation of depreciation expense on each vessel based on the product of actual utilization for the vessel for the period and the applicable daily depreciation value (which is based on vessel book value, standard utilization and vessel life) for the vessel. Our actual utilization is determined based on the actual days that the vessel was working or otherwise actively engaged (other than in transit between regions) under a contract, as determined by daily vessel operating reports prepared by the crew of the vessel. Our standard utilization is determined by vessel at least annually based on recent actual utilization combined with an expectation of future utilization, both of which allow for idle time. We ensure that a minimum amount of accumulated depreciation of at least 50% of equivalent life-to-date straight-line depreciation is recorded. Additionally, in periods of very low utilization, a minimum amount of depreciation expense of at least 25% of an equivalent straight-line depreciation expense (which is based on an initial 25-year life) is recorded.

We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally three to five years.

We expense the costs of other maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them. These amounts are generally not significant to our consolidated financial statements.

Insurance and Self-Insurance. We have a wholly owned insurance subsidiary that provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits to our companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover losses in our captive insurance programs. These accruals are based on assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented. We reduced our self-insurance accruals, in part due to improved safety performance, by $6.8 million, $17.3 million and $2.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, and recognized these reductions in cost of operations in our consolidated statements of income.

Upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several B&W subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust. Those insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. With the contribution of those insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under those coverages had the insurance rights not been contributed to the asbestos personal injury trust.

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

Loss Contingencies. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 12. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

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

Impairment. We do not amortize goodwill but instead review goodwill for impairment on an annual basis or more frequently if circumstances indicate that an impairment may exist. The annual impairment review involves comparing the fair value to the net book value of each applicable reporting unit and, therefore, is significantly impacted by estimates and judgments. We completed our annual review of goodwill for our Asia Pacific and Middle East segments as of December 31, 2012, which indicated that the fair value for each of those segments was significantly in excess of the carrying amount, resulting in no goodwill impairment.

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

There were no impairment charges recognized for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recognized impairment charges on certain vessels of $5.5 million and $24.4 million, respectively, in our consolidated statements of income.

Deferred Taxes. We believe that our deferred tax assets recorded as of December 31, 2012 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 9 to our consolidated financial statements included in this annual report for information on our deferred taxes.

Stock-Based Compensation. Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. We use a Black-Scholes model to determine the fair value of stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price.

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

Segment Operations

Our segment revenues, net of intersegment revenues, as well as the approximate percentages of our total consolidated revenues, operating income and operating margin, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income (Loss)
	Amount	Percent of Consolidated Revenues	Amount	Operating Margin
December 31, 2012:
Asia Pacific	$1,575,682	43%	$242,148	15%
Atlantic	474,061	13%	(66,883)	*
Middle East	1,591,881	44%	144,062	9%

Consolidated	$3,641,624	100%	$319,327	9%
December 31, 2011:
Asia Pacific	$1,898,033	55%	$202,969	11%
Atlantic	267,019	8%	(174,152)	*
Middle East	1,280,058	37%	221,906	17%

Consolidated	$3,445,110	100%	$250,723	7%
December 31, 2010:
Asia Pacific	$870,410	36%	$88,012	10%
Atlantic	183,001	8%	(89,692)	*
Middle East	1,350,332	56%	316,585	23%

Consolidated	$2,403,743	100%	$314,905	13%

*	Not meaningful

For additional information on the geographic distribution of our revenues, see Note 11 to our consolidated financial statements included in this annual report.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Revenues

Revenues increased approximately 6%, or $197.0 million, to $3.6 billion in the year ended December 31, 2012 compared to $3.4 billion for the year ended December 31, 2011. The revenue growth was attributable to our Middle East and Atlantic segments. Revenues in the Middle East segment increased $311.8 million to $1.6 billion in the year ended December 31, 2012, compared to $1.3 billion in the year ended December 31, 2011. The Middle East revenue growth was primarily attributable to increased fabrication and marine activity associated with several projects that commenced in 2012, partially offset by lower activity associated with several projects that were ongoing during the year ended December 31, 2011 but were completed or substantially complete prior to the beginning of 2012. Revenues in our Atlantic segment increased $207.0 million to $474.1 million in the year ended December 31, 2012, compared to $267.0 million in the year ended December 31, 2011, primarily due to increased fabrication activity and, to a lesser extent increased marine activity. Revenue improvements in the Middle East and Atlantic segments were partially offset by a decline in our Asia Pacific segment, where revenues decreased approximately 17%, or $322.4 million, to $1.6 billion for the year ended December 31, 2012, compared to $1.9 billion in the year ended December 31, 2011. The revenue decline in the Asia Pacific segment was primarily influenced by lower marine activity during the year ended December 31, 2012 on one of our EPCI projects as compared to 2011.

Cost of Operations

Cost of operations increased approximately 4%, or $119.6 million, to $3.1 billion in the year ended December 31, 2012 compared to $3.0 billion for the year ended December 31, 2011. Despite the increase in costs, we experienced significant cost savings, driven by certain operational improvements on a marine campaign in our Asia Pacific segment, which mitigated the overall increase. Excluding these cost savings, we believe our costs would have increased by 8% for the year ended December 31, 2012. The increase in cost of operations was primarily attributable to our Middle East segment and, to a lesser extent, our Atlantic segment, partially offset by a decrease in related project costs in the Asia Pacific segment. The increases in project costs in the Middle East and Atlantic segments were primarily driven by higher levels of project activity involving increased fabrication and, to a lesser extent, increased marine activity. In addition, our Atlantic segment was impacted by project charges of approximately $16.0 million relating to two projects, which are expected to be completed during the first half of 2013, primarily due to lower than expected fabrication productivity. In our Middle East segment, we experienced project charges of approximately $13.0 million associated with increased cost estimates resulting from fabrication productivity and, to a lesser extent, higher than expected marine costs on a project, which is expected to be completed during early 2013. Cost of operations in Asia Pacific decreased, in large part as a result of cost savings and certain operational improvements experienced on an EPCI project and, to a lesser extent lower marine activity. These decreases were partially offset by project charges of approximately $23.0 million associated with anticipated productivity changes and project delays on one of our subsea projects, which is expected to be completed in late 2013.

Operating Income

Operating income increased $68.6 million to $319.3 million in the year ended December 31, 2012 from $250.7 million in the year ended December 31, 2011, primarily due to improvements in our Asia Pacific segment, where we experienced cost savings on marine installation activities on an EPCI project, and, to a lesser extent, improvements from project close-outs and settlements. The operating improvements experienced in the Asia Pacific segment were partially offset by project losses of approximately $23.0 million.

Operating income in the Middle East segment declined $77.8 million to $144.1 million, primarily attributable to project close-outs and settlements, which were recognized on certain projects during the year ended December 31, 2011, but were not experienced to the same extent in the year ended December 31, 2012. Additionally, the Middle East decline was influenced by project charges of approximately $13.0 million.

The operating loss recognized in the Atlantic segment improved by $107.3 million, resulting in an operating loss of $66.9 million for the year ended December 31, 2012, compared to an operating loss of $174.2 million in the year ended December 31, 2011. The improvement was primarily attributable to project losses amounting to approximately $139.0 million that were recognized in the year ended December 31, 2011, which were not experienced in the year ended December 31, 2012, and, to a lesser extent, increased fabrication and marine activity. The improvement was partially offset by project charges of approximately $16.0 million, which were recognized in 2012.

Operating Margins

Operating income is frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Total operating margins were 9% in the year ended December 31, 2012 compared to 7% for the year ended December 31, 2011. We experienced increased operating margins in our Asia Pacific segment in the year ended

December 31, 2012, largely as a result of cost savings on marine installation activities on one of our EPCI projects, partially offset by increased operating costs associated with anticipated productivity and project delays on a marine project. Conversely, we experienced a decline in our Middle East segment operating margins in the year ended December 31, 2012, primarily due to lower project close-outs and settlements recognized in 2012 as compared to 2011, increased costs associated with declines in fabrication productivity and increases in estimated costs associated with marine activities on one of our EPCI projects.

We experienced improvements in operating margins in our Atlantic segment in the year ended December 31, 2012, primarily due to project losses of approximately $139.0 million recognized in the year ended December 31, 2011, without experiencing any comparable losses during the year ended December 31, 2012, and, to a lesser extent, increased fabrication activity.

Other Items in Operating Income

Selling, general and administrative expenses decreased by $6.0 million to $206.0 million for the year ended December 31, 2012 as compared to $212.0 million in 2011, primarily due to lower pension, equity compensation and other general corporate costs, partially offset by increased employee benefit costs.

Equity in loss of unconsolidated affiliates increased by $11.7 million to $16.7 million for the year ended December 31, 2012, compared to $5.0 million in 2011, primarily attributable to increased losses in our FloaTEC and Qingdao joint ventures.

Other Items

Interest income was $4.7 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively, primarily as a result of higher cash and cash equivalents balances in interest-bearing accounts. Results for the years ended December 31, 2012 and 2011 were not significantly impacted by interest expense.

Gain (loss) on foreign currency – net improved by $18.9 million to income of $20.1 million in the year ended December 31, 2012 from income of $1.2 million in the year December 31, 2011, primarily due to gains related to derivative instruments and hedging activities of approximately $23.1 million recognized during the year ended December 31, 2012, as compared to losses related to derivative instruments and hedging activities of approximately $2.5 million recognized during the year ended December 31, 2011. These gains were partially offset by approximately $6.7 million of increased foreign currency exchange losses.

At December 31, 2012, our derivative financial instruments consisted of foreign currency forward contracts. Our derivative activity substantially increased in 2012 related to the hedging program required for a large EPCI project award at the beginning of 2012. While we currently believe that our currency forward contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore we may continue to experience large gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts. The notional value of our outstanding derivative contracts totaled $1.6 billion at December 31, 2012, with maturities extending through 2017. Of this amount, $896.4 million is associated with various foreign currency expenditures we expect to incur on this EPCI project.

Other expense—net improved by $1.0 million to expense of $1.0 million in the year ended December 31, 2012 compared to expense of $2.0 million in the year ended December 31, 2011.

Provision for Income Taxes

For the year ended December 31, 2012, the provision for income taxes increased by $42.1 million to $129.2 million, while income before provision for income taxes increased by $91.8 million to $343.1 million. The increase in provision for income taxes was primarily attributable to the increase in income. In addition, the mix of earnings across jurisdictions resulted in a larger proportion of our income being taxed at higher tax rates, compounded by losses in our Atlantic division for which we do not expect to realize a benefit. As a result, our effective tax rate for the year ended December 31, 2012 was approximately 38.0%, as compared to 35.0% for the year ended December 31, 2011.

Discontinued Operations and Noncontrolling Interests

Total income (loss) from discontinued operations, net of tax, was a gain of $3.5 million and a loss of $12.8 million for the years ended December 31, 2012 and 2011, respectively. The year ended December 31, 2011 amount includes an approximate $22.0 million write-down of the carrying value of our former charter fleet business, offset by income of $9.1 million, and a $2.0 million gain from the recovery of an environmental reserve associated with the sale of a business in 2006.

Net income attributable to noncontrolling interests decreased by $1.8 million to $10.8 million in the year ended December 31, 2012, from $12.6 million for the year ended December 31, 2011, primarily due to reduced activity and lower net income at a joint venture during 2012.

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

Cost of Operations

Cost of operations increased $1.1 billion to $2.9 billion in the year ended December 31, 2011 from $1.8 billion in the year ended December 31, 2010. The increase in cost of operations was primarily attributable to our Asia Pacific segment and, to a lesser extent, our Atlantic segment, partially offset by a decrease in our Middle East segment. The increases in project costs in the Asia Pacific and Atlantic segments were driven by higher levels of project activity, including increased marine activity and, to a lesser extent, increased fabrication activity. Cost of operations in our Middle East segment decreased primarily as a result of reduced fabrication activity levels in 2011 on certain projects in Saudi Arabia due to the fabrication activities being completed or near completion during 2010.

Operating Income

Operating income decreased $64.2 million to $250.7 million in the year ended December 31, 2011 from $314.9 million in the year ended December 31, 2010, primarily attributable to: (1) approximately $162.0 million of certain project charges, with approximately $139.0 million of those charges experienced in our Atlantic segment; (2) lower change orders, project close-outs and settlements, primarily in our Middle East and Asia Pacific segments; and (3) a $5.5 million impairment charge on a marine vessel that was allocated to our operating segments. These items were partially offset by increased operating income in our Asia Pacific segment and, to a lesser extent, approximately $35.0 million of non-operating benefits, including a reduction in our self-insurance accruals in Corporate and Other, a reduction in the estimated closure costs to discontinue a planned fabrication facility in our Middle East segment and a gain on the sale of a marine vessel in our Atlantic segment.

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

Operating income in the Middle East segment declined $94.7 million to $221.9 million in the year ended December 31, 2011 compared to $316.6 million in the year ended December 31, 2010, primarily driven by lower income in 2011 attributable to change orders, project close-outs and settlements on completed projects and reduced fabrication activity levels in 2011 associated with certain projects in Saudi Arabia that were completed or near completion during 2010. While marine activity during 2011 increased, the 2011 activity was primarily related to lower margin projects, including a marine project (which we completed in February of 2012) on which we recorded charges of approximately $14.0 million, primarily related to cost increases associated with vessel mobilization, reduced productivity, mechanical downtime and adverse weather conditions.

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

The Atlantic segment reported an operating loss of $174.2 million for the year ended December 31, 2011, which included: (1) approximately $74.0 million of incremental costs associated with a five-year marine charter in Brazil, primarily for overruns on certain vessel upgrades, drydock expenses, increases in estimated vessel operating costs and vessel equipment repair costs and estimated liquidated damages based on resulting delays in project commencement; and (2) approximately $65.0 million of costs incurred on a marine project in Mexico (which we expect to complete in the first half of 2012), primarily attributable to unfavorable weather conditions in the Gulf of Mexico and importation delays into Mexico, which caused reduced productivity and subcontractor standby costs. The Atlantic segment reported an operating loss of $89.7 million for the year ended December 31, 2010, which included a $24.4 million impairment charge on two of the four vessels we plan to retain from the Secunda Acquisition, the Agile and Bold Endurance. Excluding the impact of these items from both periods, the Atlantic segment operating loss would have been lower for the year ended December 31, 2011 as compared to the year ended December 31, 2010, reflecting the impact of certain cost reduction efforts and increased fabrication activity, partially offset by lower marine asset utilization.

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

Other expense—net (previously defined as gain (loss) on foreign currency—net and other income (expense)—net) improved by $9.2 million to expense of $0.8 million in the year ended December 31, 2011 compared to expense of $10.0 million in the year ended December 31, 2010, primarily due to foreign currency gains recognized in 2011 as compared to losses in 2010.

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

Liquidity

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

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At December 31, 2012, we were in compliance with our covenant requirements. A comparison of the key financial covenants and current compliance is as follows:

	Required	Actual
Maximum leverage ratio	3.00	0.32
Minimum interest coverage ratio	4.00	53.96

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

At December 31, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $267.3 million. At December 31, 2012, there was $682.7 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the years ended December 31, 2012 or 2011. Had there been any borrowings at December 31, 2012, the applicable base interest rate would have been approximately 4.00% per annum. At December 31, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $306.1 million. In addition, we had $117.6 million and $219.0 million in outstanding unsecured bilateral letters of credit at December 31, 2012 and 2011, respectively.

At December 31, 2012, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $37.3 million and $43.3 million on our consolidated balance sheets at December 31, 2012 and 2011, respectively, of which approximately $6.0 million is classified as current notes payable at December 31, 2012 and 2011. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At December 31, 2012, there were $65.4 million in borrowings outstanding under this agreement, of which $8.2 million was classified as current notes payable. At December 31, 2011, there were $50.4 million in borrowings outstanding, of which $2.9 million was classified as current notes payable.

ANZ Reimbursement Agreement

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pte. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets.

CMO Financing

In November 2012, Construção e Montagem Offshore, S.A. (“CMO”), a joint venture in which we have a 40% interest, entered into a financing arrangement in connection with a plan to construct a fabrication facility designed primarily to construct and integrate FPSO modules in Brazil. We may in the future provide collateral and/or a guarantee, pursuant to the terms of the financing arrangement. The arrangement is contingent upon a number of matters, and there were no borrowings or guarantees outstanding at December 31, 2012.

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. (JRM Mexico), a subsidiary of JRMSA. As of December 31, 2012 and 2011, bonds issued under these arrangements totaled $50.1 million and $19.5 million, respectively.

Cash, Cash Equivalents and Investments

In the aggregate, our cash, cash equivalents, restricted cash and investments decreased by $27.6 million to $704.2 million at December 31, 2012 from $731.8 million at December 31, 2011, primarily due to the change in the net amount of contracts in progress and advanced billings and purchases of property, plant and equipment.

At December 31, 2012, we had restricted cash and cash equivalents totaling $18.1 million, all of which was held in restricted foreign-entity accounts.

At December 31, 2012, we had investments with a fair value of $46.0 million. Our investment portfolio consists primarily of investments in commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $2.4 million and $4.4 million as of December 31, 2012 and 2011, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. We currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2012.

Our current assets, less current liabilities, excluding cash, cash equivalents and restricted cash improved by $95.9 million to a positive $18.5 million at December 31, 2012 from a negative $77.4 million at December 31, 2011, primarily due to increases in the net amount of contracts in progress, partially offset by decreases in investments.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $209.8 million in the year ended December 31, 2012, compared to $97.4 million in the year ended December 31, 2011. This difference was primarily attributable to changes in accounts receivable—trade and certain employee-related benefits, partially offset by the change in net contracts in progress and advance billings.

Our net cash provided by operating activities was $97.4 million in the year ended December 31, 2011, compared to net cash provided by operating activities of $384.3 million in the year ended December 31, 2010. This difference was primarily attributable to changes in net contracts in progress and advance billings and accounts receivable—trade.

Investing activities. Our net cash provided by (used in) investing activities changed by $237.7 million to net cash used in investing activities of $188.9 million in the year ended December 31, 2012 from net cash provided by investing activities of $48.8 million in the year ended December 31, 2011. The change in net cash used in investing activities was primarily due to a reduction in the amount of restricted cash and lower net sales and maturities of available-for-sale securities.

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

Financing activities. Our net cash provided by (used in) financing activities decreased by $35.0 million to net cash used in financing activities of $13.8 million in 2012 from net cash provided by financing activities of $21.3 million in 2011, primarily due to reduced borrowings in 2012 and increased distributions to noncontrolling interests.

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

Capital expenditures for the years ended December 31, 2012, 2011 and 2010 were $286.3 million, $282.6 million and $186.9 million, respectively. Capital expenditures for all periods were primarily attributable to construction of the North Ocean 105 vessel, costs associated with upgrading the capabilities of the DB 50 and North Ocean 102 vessel and certain upgrades and equipment expenditures associated with other vessels in our marine fleet. In 2009, we acquired a 50% interest in an entity that owns the North Ocean 102 and a 75% interest in an entity that constructed and now owns the North Ocean 105. The North Ocean 102 was added to our marine fleet in 2009. The North Ocean 105 was placed into service in 2012. Both vessels are intended to serve the deepwater markets by offering flexible and rigid pipe installation capabilities, among other things. In addition, based on our expectations of the demand in the deepwater market, we recently entered into contracts to construct two additional vessels – the LV 108 and the DLV 2000. The LV 108 and DLV 2000 are designed for advanced deepwater subsea and marine construction operations. Over the next three years, we expect to incur capital expenditures ranging from approximately $650.0 million to $750.0 million associated with the construction of those vessels. We believe our existing sources of liquidity provide us with sufficient resources to fund this capital investment.

On December 5, 2012, we modified our existing vessel operating agreement for the North Ocean 102, with our joint venture partner, Oceanteam Shipping ASA, to allow us greater flexibility to operate and modify this vessel to meet the demands of the offshore market and our customers. In addition, this modification effectively converted our partner’s economic benefits (our costs) into a fixed commercial arrangement, while retaining our option to purchase our partner’s interest in the North Ocean 102 in 2014.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2012 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt principal	$102,708	$14,146	$47,713	$16,340	$24,509
Operating leases	$218,589	$16,988	$30,247	$21,206	$150,148
LV108 and DLV 2000	$413,192	$145,850	$267,342	$—	$—
Vessel charters	$26,357	$26,357	$—	$—	$—

We have interest payments on our long-term debt obligations as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$9,154	$2,893	$3,112	$1,950	$1,199

These obligations are based on the debt outstanding at December 31, 2012 and the stated interest rates.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$547,438	$223,498	$148,478	$102,356	$73,106

We have recorded a $55.9 million liability as of December 31, 2012 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur. However, over the next 12 months, we expect to settle approximately $2.9 million of these liabilities either in cash or as a reduction of tax refunds due.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in foreign currency exchange rates and interest rate risk. Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in commercial paper and other highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. All of our investments in debt securities are classified as available-for-sale.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange rate fluctuations, we attempt to hedge those risks with foreign currency derivative instruments. Historically, we have hedged those risks with foreign currency forward contracts. In certain cases, contracts with our customers may contain provisions under which payments from our customers are denominated in U.S. Dollars and in a foreign currency. The payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

We have exposure to changes in interest rates on our credit facility (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). At December 31, 2012, we had no outstanding borrowings under our credit facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations have fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

At December 31, 2012:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012
Investments	$23,987	$—	$—	$—	$—	$22,345	$46,332	$45,992
Average Interest Rate	0.38%					0.68%
Long-term Debt	$14,146	$39,543	$8,170	$8,170	$8,170	$24,509	$102,708	$106,324
Average Interest Rate(1)	2.93%	2.93%	2.76%	2.76%	2.76%	2.76%

At December 31, 2011:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
Investments	$109,522	$5,742	$—	$—	$—	$28,145	$143,409	$139,006
Average Interest Rate	0.35%	0.60%				0.61%
Long-term Debt	$8,941	$11,906	$37,304	$5,931	$5,931	$23,722	$93,735	$96,187
Average Interest Rate(1)	3.56%	2.93%	2.93%	2.76%	2.76%	2.76%

(1)	Fixed and floating interest rates through the year ending December 31, 2014 and fixed interest rates thereafter.

Foreign Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2012 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2013	Fair Value at December 31, 2012	Average Contractual Exchange Rate
Australian Dollar	$113,399	$388	1.0285
Danish Krone	$36,294	$153	5.6614
Euros	$248,261	$5,705	1.2931
Pound Sterling	$103,258	$1,421	1.6024
Mexican Peso	$65,770	$446	13.0472
Norwegian Kroner	$186,930	$(6)	5.7557
Singapore Dollar	$103,983	$598	1.2285

Foreign Currency	Year Ending December 31, 2014	Fair Value at December 31, 2012	Average Contractual Exchange Rate
Australian Dollar	$108,667	$1,566	0.9859
Danish Krone	$9,942	$69	5.6364
Euros	$64,000	$4,200	1.2448
Pound Sterling	$41,570	$684	1.5945
Norwegian Kroner	$35,328	$2,006	5.9842
Singapore Dollars	$169,294	$(660)	1.2150

Foreign Currency	Year Ending December 31, 2015	Fair Value at December 31, 2012	Average Contractual Exchange Rate
Australian Dollar	$112,778	$2,809	0.9479
Danish Krone	$26,578	$232	5.6226
Euros	$2,020	$9	1.3272
Pound Sterling	$2,726	$44	1.5921
Singapore Dollars	$61,747	$(360)	1.2114

Foreign Currency	Year Ending December 31, 2016	Fair Value at December 31, 2012	Average Contractual Exchange Rate
Australian Dollar	$77,104	$1,618	0.9349
Danish Krone	$6,654	$73	5.6143
Euros	$961	$8	1.3312
Pound Sterling	$834	$13	1.5917

Foreign Currency	Year Ending December 31, 2017	Fair Value at December 31, 2012	Average Contractual Exchange Rate
Australian Dollar	$19,632	$412	0.9062
Euros	$458	$5	1.3348

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2013

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$3,641,624	$3,445,110	$2,403,743

Costs and Expenses:
Cost of operations	3,100,009	2,980,390	1,842,261
Selling, general and administrative expenses	205,974	212,002	216,763
Loss on asset impairments	—	5,488	24,660
Gain on asset disposals	(405)	(8,478)	(2,440)

Total Costs and Expenses	3,305,578	3,189,402	2,081,244

Equity in Loss of Unconsolidated Affiliates	(16,719)	(4,985)	(7,594)

Operating Income	319,327	250,723	314,905

Other Income (Expense):
Interest income	4,656	1,848	1,495
Interest expense	—	(529)	(2,584)
Gain (loss) on foreign currency—net	20,142	1,234	(6,901)
Other income (expense)—net	(995)	(1,985)	(3,121)

Total Other Income (Expense)	23,803	568	(11,111)

Income from continuing operations before provision for income taxes, discontinued operations and noncontrolling interest	343,130	251,291	303,794
Provision for Income Taxes	129,204	87,124	41,182

Income from continuing operations before discontinued operations and noncontrolling interest	213,926	164,167	262,612

Gain (loss) on disposal of discontinued operations	257	(21,934)	(123,311)
Income from discontinued operations, net of tax	3,240	9,122	88,411

Total income (loss) from discontinued operations, net of tax	3,497	(12,812)	(34,900)

Net Income	217,423	151,355	227,712

Less: net income attributable to noncontrolling interests	10,770	12,625	26,046

Net Income Attributable to McDermott International, Inc.	$206,653	$138,730	$201,666

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interest	0.86	0.65	1.02
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	(0.15)
Net Income	0.88	0.59	0.87
Diluted:
Income from continuing operations, less noncontrolling interest	0.86	0.64	1.00
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	(0.15)
Net Income	0.87	0.59	0.85
Shares Used in the Computation of Earnings per Share:
Basic	235,638,422	234,598,901	232,173,362
Diluted	237,619,688	237,040,507	235,622,029

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income	$217,423	$151,355	$227,712

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	11,633	18,538	44,322
Unrealized gain (loss) on benefit plan revaluation	(23,821)	44,828	(21,612)
Unrealized gain (loss) on investments	2,087	(93)	2,440
Realized loss on investments	—	20	91
Translation adjustments	9,072	(5,550)	(23,252)
Unrealized gain on derivatives	1,576	4,505	606
Realized loss on derivatives	7,135	171	2,229

Other comprehensive income, net of tax(1)	7,682	62,419	4,824

Total Comprehensive Income	$225,105	$213,774	$232,536

Less: Comprehensive Income Attributable to Noncontrolling Interests	10,835	13,357	26,046

Comprehensive Income Attributable to McDermott International, Inc.	$214,270	$200,417	$206,490

(1)	The tax impact on amounts presented in other comprehensive income are not significant.

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$640,147	$570,854
Restricted cash and cash equivalents	18,116	21,962
Investments	19,242	109,522
Accounts receivable—trade, net	428,800	445,808
Accounts receivable—other	75,461	53,386
Contracts in progress	560,154	287,390
Deferred income taxes	9,765	11,931
Assets held for sale	2,679	3,197
Other current assets	35,425	33,135

Total Current Assets	1,789,789	1,537,185

Property, Plant and Equipment	2,115,176	1,958,877
Less accumulated depreciation	(833,385)	(857,012)

Net Property, Plant and Equipment	1,281,791	1,101,865
Assets Held for Sale	26,758	55,571
Investments	26,750	29,484
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	37,435	42,659
Other Assets	129,902	184,848

Total Assets	$3,333,627	$2,992,814

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$14,146	$8,941
Accounts payable	400,007	315,514
Accrued liabilities	108,963	116,051
Accrued employee-related benefits	57,391	29,072
Accrued contract costs	203,064	164,392
Advance billings on contracts	241,696	320,438
Deferred income taxes	10,758	13,187
Income taxes payable	76,986	54,181

Total Current Liabilities	1,113,011	1,021,776

Long-Term Debt	88,562	84,794
Self-Insurance	22,641	23,585
Pension Liability	25,069	21,295
Other Liabilities	132,239	107,652
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued and outstanding 243,442,156 and 242,416,424 shares at December 31, 2012 and December 31, 2011, respectively	243,442	242,416
Capital in excess of par value	1,391,271	1,375,976
Retained earnings	445,756	239,103
Treasury stock, at cost, 7,574,903 and 7,359,983 shares at December 31, 2012 and December 31, 2011, respectively	(98,725)	(95,827)
Accumulated other comprehensive loss	(94,413)	(102,030)

Stockholders’ Equity—McDermott International, Inc.	1,887,331	1,659,638
Noncontrolling Interests	64,774	74,074

Total Equity	1,952,105	1,733,712

Total Liabilities and Equity	$3,333,627	$2,992,814

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,423	$151,355	$227,712
(Income) loss from discontinued operations, net of tax	(3,497)	12,812	34,900

Income from continuing operations	213,926	164,167	262,612
Non-cash items included in net income:
Depreciation and amortization	86,440	82,391	76,452
Drydock amortization	25,545	24,567	26,205
Equity in loss of unconsolidated affiliates	16,719	4,985	7,594
Gains on asset disposals	(405)	(8,478)	(2,440)
Loss on asset impairments	—	5,488	24,660
Provision for deferred taxes	3,847	1,650	1,830
Stock-based compensation charges	15,369	17,825	16,458
Other non-cash items	8,367	18,096	13,307
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,920)	(152,840)	(6,457)
Net contracts in progress and advance billings on contracts	(351,604)	(151,157)	182,472
Accounts payable	84,430	71,291	(38,536)
Accrued and other current liabilities	36,922	56,049	40,110
Income taxes	22,832	17,138	84,269
Pension liability and accrued postretirement and employee benefits	36,897	(83,263)	(106,338)
Other	16,419	29,537	(197,871)

NET CASH PROVIDED BY OPERATING ACTIVITIES—CONTINUING OPERATIONS	209,784	97,446	384,327
NET CASH USED IN OPERATING ACTIVITIES—DISCONTINUED OPERATIONS	—	(1,426)	(44,153)

TOTAL CASH PROVIDED BY OPERATING ACTIVITIES	209,784	96,020	340,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(286,310)	(282,621)	(186,862)
(Increase) decrease in restricted cash and cash equivalents	3,846	175,899	(142,853)
Purchases of available-for-sale securities	(95,964)	(546,822)	(1,491,329)
Sales and maturities of available-for-sale securities	191,298	693,424	1,363,803
Investments in unconsolidated affiliates	(5,084)	(1,058)	(32,550)
Proceeds from asset dispositions and other investing activities	3,291	9,943	2,870

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUING OPERATIONS	(188,923)	48,765	(486,921)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	60,671	—	(65,084)

TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(128,252)	48,765	(552,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	19,034	46,987	3,423
Payment of debt	(10,061)	(8,606)	(8,540)
Purchase of treasury shares	(2,898)	(10,092)	(15,715)
Cash contribution from The Babcock & Wilcox Company	—	—	100,000
Distributions to noncontrolling interests	(20,135)	(2,524)	—
Debt issuance costs and other financing activities	267	(4,476)	(3,076)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—CONTINUING OPERATIONS	(13,793)	21,289	76,092
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—DISCONTINUED OPERATIONS	—	1,426	(109,600)

TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,793)	22,715	(33,508)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,554	(109)	(80)

TRANSFER OF CASH TO THE BABCOCK & WILCOX COMPANY	—	—	(250,388)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,293	167,391	(495,807)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	570,854	403,463	899,270

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$640,147	$570,854	$403,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$89,451	$67,970	$52,946

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par	Retained	Treasury	Accumulated Other Comprehensive	Stockholders’	Non- Controlling Interest	Total
	Shares	Par Value	Value	Earnings	Stock	Loss	Equity	(NCI)	Equity
	(In thousands, except share amounts)
Balance at January 1, 2010	236,919,404	$236,919	$1,300,998	$951,647	$(69,370)	$(612,997)	$1,807,197	$25,903	$1,833,100
Net Income	—	—	—	201,666	—	—	201,666	26,046	227,712
Other Comprehensive Income, net of tax	—	—	—	—	—	4,824	4,824	—	4,824
Exercise of stock options	1,039,114	1,040	2,352	—	(650)	—	2,742	—	2,742
Excess tax benefits on stock options	—	—	2,192	—	—	—	2,192	—	2,192
Contributions to thrift plan	282,022	282	6,641	—	—	—	6,923	—	6,923
Share vesting	2,550,933	2,550	(2,528)	—	—	—	22	—	22
Stock-based compensation charges	—	—	50,888	—	—	—	50,888	—	50,888
Purchase of treasury shares	—	—	—	—	(15,715)	—	(15,715)	—	(15,715)
Acquisition of NCI	—	—	(1,786)	—	—	—	(1,786)	11,793	10,007
Spin-off of The Babcock & Wilcox Company	—	—	(1,441)	(1,052,940)	—	444,456	(609,925)	(503)	(610,428)

Balance at December 31, 2010	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267

Net income	—	—	—	138,730	—	—	138,730	12,625	151,355
Other Comprehensive Income, net of tax	—	—	—	—	—	61,687	61,687	732	62,419
Exercise of stock options	466,954	467	1,993	—	—	—	2,460	—	2,460
Share vesting	1,157,997	1,158	(1,158)	—	—	—	—	—	—
Stock-based compensation charges	—	—	17,825	—	—	—	17,825	—	17,825
Purchase of treasury shares	—	—	—	—	(10,092)	—	(10,092)	—	(10,092)
Distributions to NCI	—	—	—	—	—	—	—	(2,522)	(2,522)

Balance at December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712

Net income	—	—	—	206,653	—	—	206,653	10,770	217,423
Other Comprehensive Income, net of tax	—	—	—	—	—	7,617	7,617	65	7,682
Exercise of stock options	214,946	215	737	—	—	—	952	—	952
Share vesting	810,786	811	(811)	—	—	—	—	—	—
Stock-based compensation charges	—	—	15,369	—	—	—	15,369	—	15,369
Purchase of treasury shares	—	—	—	—	(2,898)	—	(2,898)	—	(2,898)
Distributions to NCI	—	—	—	—	—	—	—	(20,135)	(20,135)

Balance at December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a Panamanian corporation, is an engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Atlantic, Middle East and Asia Pacific, our integrated resources include approximately 14,000 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

On March 19, 2012, we completed the sale of our former charter fleet business which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). Additionally, on July 30, 2010, we completed the spin-off of our previously reported Government Operations and Power Generation Systems segments into an independent, publicly traded company named The Babcock & Wilcox Company (“B&W”). The consolidated statements of income and the consolidated statements of cash flows for the periods presented have been retrospectively recasted to reflect the historical operations of the charter fleet business and B&W as discontinued operations. The 2011 consolidated balance sheet reflects the charter fleet business as held for sale. The 2010 consolidated statement of comprehensive income and consolidated statement of equity contain amounts attributable to discontinued operations. Accordingly, we have presented the notes to our consolidated financial statements on the basis of continuing operations.

We report financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. For financial information about our segments, see Note 11—“Segment Reporting”.

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc., its subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures” or “unconsolidated affiliates.” We have eliminated all intercompany transactions.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2012, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates, which impacted operating income for the years ended December 31, 2012 and 2011. Operating income for the year ended December 31, 2010 was not significantly impacted by changes in estimates.

2012

Operating income for the year ended December 31, 2012 in our Asia Pacific segment benefited significantly from certain changes in estimates, which resulted in a reduction of remaining costs as a result of efficiencies associated with our marine campaign on one of our EPCI projects, which is expected to complete in early 2013. Excluding these cost savings, we believe our costs would have increased by 8% for the year ended December 31, 2012. These benefits were partially offset by certain project charges of approximately $23.0 million associated with anticipated productivity changes and project delays on one of our subsea projects, which is expected to be completed in late 2013. In addition, our Atlantic segment was impacted by project charges of approximately $16.0 million relating to two projects, which are expected to be completed during the first half of 2013 primarily due to lower than expected fabrication productivity. In our Middle East segment, we experienced project charges of approximately $13.0 million associated with increased cost estimates resulting from fabrication productivity and, to a lesser extent, higher than expected marine costs on a project, which is expected to be completed during early 2013.

2011

Operating income for the year ended December 31, 2011 was significantly impacted by changes in cost estimates relating to projects in our Atlantic segment. The Atlantic segment operating loss for the year ended December 31, 2011 reflected: (1) approximately $74.0 million of incremental costs associated with a five-year marine charter in Brazil, primarily for increases in estimated vessel operating costs, overruns on certain vessel upgrades and drydock expenses for the Agile and estimated liquidated damages based on resulting delays in project commencement; and (2) approximately $65.0 million of costs incurred on a marine project in Mexico which was completed in the first half of 2012, primarily attributable to unfavorable weather conditions in the Gulf of Mexico and Mexico importation delays, which caused reduced productivity and resulted in subcontractor standby costs.

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

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, as deferred profit recognition contracts. If while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines.

We currently account for an Atlantic segment project under our deferred profit recognition policy. This project was awarded to one of our joint ventures, and the Atlantic segment’s backlog includes a subcontract from that joint venture, of which $161.5 million relating to this project remains in backlog at December 31, 2012. This project contributed revenues and costs equally, totaling $37.6 million and $45.4 million for the years ended December 31, 2012 and 2011, respectively.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2012, 2011 or 2010.

Claims Revenue

We include certain unapproved claims in the applicable contract value when we have a legal basis to do so, consider collection to be probable and the value can be reliably estimated. Claim revenue, when recorded, is only recorded to the extent of associated costs in our consolidated financial statements. The net amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $187.6 million and $55.4 million as of December 31, 2012 and 2011, respectively. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the years ended December 31, 2012 and 2011, $78.6 million and $12.0 million of revenues and costs are reflected in our consolidated financial statements pertaining to claims. Certain of our unconsolidated joint ventures also included $9.2 million and $13.0 million of claim revenue and costs in their financial statements for the years ended December 31, 2012 and 2011, respectively. The amount recorded for claims in the year ended December 31, 2010 was not material to our consolidated financial statements.

We continue to actively engage in negotiations with our customers. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

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

As of December 31, 2012, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

We currently have six active projects in our backlog that are in loss positions at December 31, 2012, whereby future revenues are expected to equal costs when recognized. Included in these projects are a recently commenced marine project in our Asia Pacific segment, which is expected to complete in late 2013, and a five-year charter in Brazil which began in early 2012 being conducted by our Atlantic segment. These two projects represent the majority of our contract value in a loss position.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 12. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized in selling, general and administrative expenses as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them.

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2012, we had restricted cash and cash equivalents totaling $18.1 million, all of which was held in restricted foreign-entity accounts.

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

Investments in Unconsolidated Affiliates

We generally use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%. Currently, most of our significant investments in affiliates that are not consolidated are recorded using the equity method.

Accounts Receivable—Trade, net

A summary of contract receivables is as follows:

	December 31,
	2012	2011
	(In thousands)
Contract receivables:
Contracts in progress	$273,729	$371,223
Completed contracts	38,858	28,369
Retainages	133,619	65,248
Unbilled	4,710	5,650
Less allowances	(22,116)	(24,682)

Accounts receivable—trade, net	$428,800	$445,808

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	December 31,
	2012	2011
	(In thousands)
Retainages expected to be collected within one year	$133,619	$65,248
Retainages expected to be collected after one year	32,085	74,539

Total retainages	$165,704	$139,787

We have included in accounts receivable—trade, net, retainages expected to be collected in 2013. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2012, we expect to collect $32.0 million in 2014.

Accounts receivable—other was $75.5 million and $53.4 million at December 31, 2012 and December 31, 2011, respectively. The balance primarily relates to transactions with unconsolidated affiliates, receivables associated with our hedging activities, value-added tax, other items and employee receivables. Employee receivables were $6.8 million and $10.8 million as of December 31, 2012 and 2011, respectively. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of December 31, 2012 and 2011, respectively, no such allowance for doubtful accounts was recorded.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. An established hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 7—“Fair Values of Financial Instruments,” for additional information regarding fair value measurements.

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

In certain cases, contracts with our customers contain provisions under which payments from our customers are denominated in U.S. Dollars and in a foreign currency. The payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows.

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

Capitalization of Interest Cost

We incurred and capitalized total interest of $8.6 million in the year ended December 31, 2012. We incurred interest of $9.3 million and $14.6 million in the years ended December 31, 2011 and 2010, respectively. Of these amounts, we capitalized $8.8 million and $12.0 million of interest cost in the years ended December 31, 2011 and 2010, respectively.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 10—“Earnings Per Share,” for our earnings per share computations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) (“AOCI”) included in stockholders’ equity are as follows:

	December 31,
	2012	2011
	(In thousands)
Foreign currency translation adjustments	$(3,366)	$(12,438)
Net loss on investments	(2,316)	(4,403)
Net gain on derivative financial instruments	11,735	3,089
Unrecognized losses on benefit obligations	(100,466)	(88,278)

Accumulated other comprehensive loss(1)	$(94,413)	$(102,030)

(1)	The tax impact on amounts presented in AOCI are not significant.

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

We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our units-of-production method of depreciation involves the calculation of depreciation expense on each vessel based on the product of actual utilization for the vessel for the period and the applicable daily depreciation value (which is based on vessel book value, standard utilization and vessel life) for the vessel. Our actual utilization is determined based on the actual days that the vessel was working or otherwise actively engaged (other than in transit between regions) under a contract, as determined by daily vessel operating reports prepared by the crew of the vessel. Our standard utilization is determined by vessel at least annually based on recent actual utilization combined with an expectation of future utilization, both of which allow for idle time. We ensure that a minimum amount of accumulated depreciation of at least 50% of equivalent life-to-date straight-line depreciation is recorded. Additionally, in periods of very low utilization, a minimum amount of depreciation expense of at least 25% of an equivalent straight-line depreciation expense (which is based on an initial 25-year life) is recorded.

Our depreciation expense was $86.4 million, $82.2 million and $75.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

A summary of property, plant and equipment by asset category is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Marine Vessels	$882,921	$812,322
Construction Equipment	546,305	545,765
Construction in Progress	395,949	343,555
Buildings	165,853	136,587
All other	124,148	120,648

Total Cost	2,115,176	1,958,877
Accumulated Depreciation	(833,385)	(857,012)

Net Book Value	$1,281,791	$1,101,865

We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally three to five years. We expense the costs of other maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them.

Impairment Review

We review goodwill for impairment on an annual basis or more frequently if circumstances indicate that impairment may exist. The annual impairment review involves comparing the fair value to the net book value of each applicable reporting unit and, therefore, is significantly impacted by estimates and judgments.

The following summarizes the carrying amount of goodwill by segment at December 31, 2012 and 2011:

Asia Pacific	Middle East	Total
$ 19,777	$21,425	$41,202

We completed our annual review of goodwill for the year ended December 31, 2012, which indicated that the fair value for our Asia Pacific and Middle East reporting units was significantly in excess of the carrying amount, resulting in no goodwill impairment.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

For the year ended December 31, 2012, we did not recognize an impairment charge in our consolidated statements of income. For the years ended December 31, 2011 and 2010, we recognized impairment charges of $5.5 million and $24.4 million, respectively, in our consolidated statements of income on certain vessels. We used an appraised value to determine the impairment and we consider that fair value measurement as Level 2.

Other Non-Current Assets

We have included debt issuance costs in other assets. We amortize debt issuance costs as interest expense on a straight-line basis over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$17,125	$16,073
Debt issuance costs and performance guarantees	—	4,944
Amortization of interest expense	(3,364)	(3,892)

Balance at end of period	$13,761	$17,125

Income Taxes

We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII is a Panamanian corporation that earns all of its income outside of Panama. As a result, we are not subject to income tax in Panama. We operate in various taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies, not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variations, along with changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

We believe that our deferred tax assets recorded as of December 31, 2012 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

Insurance and Self-Insurance

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. We reduced our self-insurance accruals in our wholly owned captive insurance subsidiary by $6.8 million, $17.3 million and $2.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, and recognized these reductions in cost of operations in our consolidated statements of income.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board ( “FASB”) issued an update to the topic Intangibles—Goodwill and Other. This update amended guidance on the testing of goodwill for impairment, by providing an entity with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, prior to calculating the fair value of the reporting unit. The update was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update to the topic Comprehensive Income. This update requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The update was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an update to the topic Fair Value Measurement. This update provided guidance about how fair value should be applied where it is already required or permitted under GAAP. The update did not extend the use of fair value or require additional fair value measurements, but rather explained how to measure fair value and required prospective application. The update was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

NOTE 2—DISPOSITIONS AND OTHER ITEMS

Assets Held for Sale

During the quarter ended September 30, 2012, we committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. At December 31, 2012, we classified approximately $30.0 million as assets held for sale in our consolidated balance sheet. On December 18, 2012, we entered into an agreement to sell the Bold Endurance for cash proceeds of approximately $2.0 million. The sale was completed in January 2013. We remain in active discussions with several interested parties to sell the remaining two vessels.

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our consolidated statements of income for the year ended December 31, 2011 for the Atlantic segment.

During the quarter ended September 30, 2010, we incurred approximately $21.0 million of costs to discontinue our development plans for a new fabrication yard in Kazakhstan, including estimated lease termination costs. After obtaining additional information regarding the discontinuance of our development plans, for the year ended December 31, 2011 we reduced our estimated closure costs by $10.0 million to reflect our revised estimate. The impact of this revision was reflected in our consolidated statements of income in costs of operations for the year ended December 31, 2011 for the Middle East segment.

Discontinued Operations

The following discussion provides information pertaining to our significant discontinued operations.

Charter Fleet Business

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 Secunda Acquisition. For the year ended December 31, 2011, we recognized an approximate $22.0 million write-down of our former charter fleet business. The write-down was based on the estimated fair value of consideration expected from the sale, including estimated selling costs, and we considered that fair value measurement as Level 2. The following table presents selected financial information regarding the results of operations attributable to our former charter fleet business:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$8,184	$44,849	$57,528

Loss on disposal of discontinued operations, before taxes	257	(21,934)	(27,690)
Income before provision for income taxes	3,240	10,030	8,081

	3,497	(11,904)	(19,609)
Provision for income taxes	—	(2,908)	(2,711)

Income (loss) from discontinued operations, net of tax	$3,497	$(14,812)	$(22,320)

The following table presents the carrying values of the major classes of assets and liabilities attributable to our former charter fleet business that are included in our consolidated balance sheet:

December 31, 2011
(In thousands)
Other current assets	$3,197

Property, plant and equipment—net	45,892
Other long-term assets	9,679

Total long-term assets held for sale	$55,571

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

The following table presents selected financial information regarding the results of operations of our former B&W business:

Year Ended December 31, 2010(1)
(In thousands)
Revenues	$1,524,424

Loss on disposal of discontinued operations, before taxes	(95,621)
Income before provision for income taxes	105,796

10,175
Provision for income taxes	(22,755)

Income (loss) from discontinued operations, net of tax	$(12,580)

(1)	Includes the B&W operations through July 30, 2010.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

Credit Facility

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

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, and capital expenditures. At December 31, 2012, we were in compliance with our covenant requirements. A comparison of the key financial covenants and current compliance is as follows:

	Required	Actual
Maximum leverage ratio	3.00	0.32
Minimum interest coverage ratio	4.00	53.96

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

At December 31, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $267.3 million. At December 31, 2012, there was $682.7 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the years ended December 31, 2012 or 2011. Had there been any borrowings at December 31, 2012, the applicable base interest rate would have been approximately 4.00% per annum. At December 31, 2011, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $306.1 million. In addition, we had $117.6 million and $219.0 million in outstanding unsecured bilateral letters of credit at December 31, 2012 and 2011, respectively.

At December 31, 2012, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $37.3 million and $43.3 million on our consolidated balance sheets at December 31, 2012 and 2011, respectively, of which approximately $6.0 million is classified as current notes payable at December 31, 2012 and 2011. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 2.815% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At December 31, 2012, there was $65.4 million in borrowings outstanding under this agreement, of which approximately $8.2 million was classified as current notes payable. At December 31, 2011, there were $50.4 million in borrowings outstanding, of which $2.9 million was classified as current notes payable.

ANZ Reimbursement Agreement

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets.

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2012 and 2011, bonds issued under these arrangements totaled $50.1 million and $19.5 million, respectively.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	December 31,
	2012	2011
	(In thousands)
Long-term debt consists of:
North Ocean 102 Construction Financing	$37,349	$43,325
North Ocean 105 Construction Financing	65,359	50,410

	102,708	93,735
Less: Amounts due within one year	14,146	8,941

Total long-term debt	$88,562	$84,794

Maturities of long-term debt during the five years subsequent to December 31, 2012 are as follows:

(In thousands)
2013	$14,146
2014	39,543
2015	8,170
2016	8,170
2017	8,170
Thereafter	24,509

Total	$102,708

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

Retirement benefits under the McDermott Plan and the TCN Plan are generally based on final average compensation and years of service, subject to the applicable freeze in benefit accruals under the plans. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or other applicable law. The Pension Protection Act of 2006 (“PPA”) amended ERISA and modified the funding requirements for certain defined benefit pension plans including the McDermott Plan. Funding provisions under the PPA accelerated funding requirements are applicable to the McDermott Plan to ensure full funding of benefits accrued.

Obligations and Funded Status

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$568,243	$551,231	$40,147	$47,190
Service cost	—	—	—	2,740
Interest cost	26,522	28,454	1,843	2,379
Actuarial loss	54,885	22,154	6,441	6,652
Curtailments	—	(3)	—	(17,252)
Benefits paid	(34,289)	(33,593)	(422)	(1,562)

Benefit obligation at end of year	$615,361	$568,243	$48,009	$40,147

Change in plan assets:
Fair value of plan assets at beginning of year	$567,373	$505,853	$34,075	$32,543
Actual return on plan assets	71,182	90,343	4,886	(906)
Company contributions	1,626	4,770	500	4,000
Benefits paid	(34,289)	(33,593)	(422)	(1,562)

Fair value of plan assets at end of year	605,892	567,373	39,039	34,075

Funded status	$(9,469)	$(870)	$(8,970)	$(6,072)

Amounts recognized in balance sheet consist of:
Other Assets	$7,981	$16,034	$—	$—

Accrued pension liability—current	(1,574)	(1,743)	(500)	(2,300)
Pension liability	(15,876)	(15,161)	(8,470)	(3,772)

Accrued benefit liability	(17,450)	(16,904)	(8,970)	(6,072)

Net Liability	$(9,469)	$(870)	$(8,970)	$(6,072)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss	$85,984	$76,038	$6,738	$4,525

Total before taxes	$85,984	$76,038	$6,738	$4,525

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$615,361	$568,243	$48,009	$40,147
Accumulated benefit obligation	$615,361	$568,243	$48,009	$40,147
Fair value of plan assets	$605,892	$567,373	$39,039	$34,075

We have recognized in 2012, and expect to recognize in 2013, the  following amounts in other comprehensive loss as a component of net periodic benefit cost.

	Recognized in 2012		To Be Recognized in 2013
	Domestic Plans	TCN Plan	Domestic Plans	TCN Plan
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss	$9,725	$1,785	$11,820	$2,029

Assumptions

	Domestic Plans		TCN Plan
	2012	2011	2012	2011
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.00%	4.80%	4.00%	4.80%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Domestic Plans			TCN Plan
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In thousands)
Supplemental information:
Components of periodic benefit cost:
Service cost	$—	$—	$543	$—	$2,740	$2,305
Interest cost	26,522	28,454	30,639	1,843	2,379	2,185
Expected return on plan assets	(35,811)	(30,216)	(30,830)	(2,443)	(2,450)	(1,829)
Amortization of net loss	9,725	15,842	18,071	1,785	2,736	2,167
Amortization of prior service cost (credit)	—	—	(268)	—	16	16
Recognized (gain) loss due to curtailments and other adjustments	(91)	(24)	(1,185)	—	15	—

Net periodic benefit cost	$345	$14,056	$16,970	$1,185	$5,436	$4,844

Increase (decrease) in accumulated other comprehensive loss due to actuarial losses—before taxes	$19,580	$(37,973)	$16,492	$3,998	$10,008	$5,120
Decrease in accumulated other comprehensive loss due to curtailment gain	—	—	—	—	(17,267)	—

Net periodic benefit cost	$19,580	$(37,973)	$16,492	$3,998	$(7,259)	$5,120
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.80%	5.75%	5.85%	4.80%	5.75%	5.25%
Expected return on plan assets	6.50%	5.75%	7.05%	6.90%	5.75%	7.50%
Rate of compensation increase	N/A	N/A	1.49%	N/A	4.50%	4.50%

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

We set the expected rate of return on plan assets assumption for the Domestic Plans at 6.50% and the TCN Plan at 6.90%. The expected rate of return is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the McDermott Trust and TCN Trust investment portfolios. In setting these rates, we used a building-block approach. Historic real return trends for the various asset classes in both investment portfolios were combined with anticipated future market conditions to estimate the real rate of return for each class. These rates were then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

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

The following is a summary of the asset allocations at December 31, 2012 and 2011 by asset category. The estimated allocation for 2013, by asset class, is expected to remain the same as the year ended December 31, 2012. In connection with our decision to freeze benefit accruals under the TCN plan, we plan to consider revising the asset allocation for 2013.

	Domestic Plan		TCN Plan
	2012	2011	2012	2011
Asset Category:
Fixed Income	85%	85%	30%	30%
Equity Securities	15%	15%	70%	70%

Total	100%	100%	100%	100%

Fair Value

The following is a summary of total investments for our plans, measured at fair value at December 31, 2012 and 2011.

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$516,428	$82,390	$432,462	$1,576
Equities	116,198	27,337	88,861	—
Cash and Accrued Items	12,305	12,305	—	—

Total Investments	$644,931	$122,032	$521,323	$1,576

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$482,767	$482,767	$—	$—
Equities	102,785	24,162	78,623	—
Cash and Accrued Items	15,896	15,896	—	—

Total Investments	$601,448	$522,825	$78,623	$—

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 fixed income instruments measured on a recurring basis for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$—	$—
Purchases	1,532	—
Total unrealized gains	44	—

Balance at end of period	$1,576	$—

Cash Flows

	Domestic Plans	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2013	$—	$500
Expected benefit payments:
2013	$35,496	$2,650
2014	$36,085	$1,629
2015	$36,466	$2,207
2016	$36,979	$3,790
2017	$37,247	$3,959
2018-2022	$190,838	$16,057

The expected employer contributions to trusts for 2013 are included in current liabilities at December 31, 2012.

Defined Contribution Plans

We provide retirement benefits for most of our U.S. employees through the McDermott Thrift Plan, a qualified defined contribution plan with a Code section 401(k) feature (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation and unmatched employer cash contributions equal to 3% of participants’ base pay, plus overtime pay, expatriate pay and commissions, which we refer to collectively as “thriftable earnings.” Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $6.8 million, $6.6 million and $6.7 million in the years ended December 31, 2012, 2011 and 2010, respectively.

We provide retirement benefits for some of our international employees through the McDermott Global Defined Contribution Plan (the “Global Thrift Plan”), a defined contribution plan established on January 1, 2012 and operated under Luxembourg law. The Global Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of base salary and unmatched employer cash contributions equal to 3% of participants’ base salary. Amounts charged to expense for employer contributions under the Global Thrift Plan totaled approximately $1.6 million in the year ended December 31, 2012.

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to the consolidated financial statements for the years presented.

NOTE 5—INVESTMENTS

At December 31, 2012, we had investments with a fair value of $46.0 million. Our investment portfolio consists primarily of investments in commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Our net unrealized loss on investments was $2.4 million and $4.4 million as of December 31, 2012 and 2011, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend and continue to perform positively, and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2012.

The following is a summary of our available-for-sale securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Mutual funds(1)	$1,975	$48	$—	$2,023
Commercial paper(5)	29,728	9	—	29,737
Asset-backed securities and collateralized mortgage obligations(2)(3)	10,853	—	(2,376)	8,477
Corporate notes and bonds(4)	5,750	5	—	5,755

Total	$48,306	$62	$(2,376)	$45,992

(1)	Various U.S. equities and other investments managed under mutual funds.

(2)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $6.3 million of commercial paper secured by mortgaged-backed securities.

(3)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.

(4)	Corporate notes and bonds with maturities of three years or less.

(5)	Commercial paper with maturities less than one year.

The following is a summary of our available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Mutual funds(1)	$1,975	$—	$(52)	$1,923
Commercial paper(5)	123,195	22	(7)	123,210
Asset-backed securities and collateralized mortgage obligations(2)(3)	12,489	—	(4,358)	8,131
Corporate notes and bonds(4)	5,750	—	(8)	5,742

Total	$143,409	$22	$(4,425)	$139,006

(1)	Various U.S. equities and other investments managed under mutual funds.

(2)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $7.4 million of commercial paper secured by mortgaged-backed securities.

(3)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.

(4)	Corporate notes and bonds with maturities of three years or less.

(5)	Commercial paper with maturities less than one year.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2012	$191,298	$—	$—
Year Ended December 31, 2011	$693,424	$—	$20
Year Ended December 31, 2010	$1,363,803	$—	$91

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase, sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency-net in our consolidated statements of income. At December 31, 2012, we had designated the majority of our foreign currency forward contracts as cash flow hedging instruments.

At December 31, 2012, we had deferred approximately $11.7 million of net gains on these derivative financial instruments in AOCI, and we expect to reclassify approximately $0.2 million of the net deferred gains out of AOCI by December 31, 2013.

At December 31, 2012, the majority of our derivative financial instruments consisted of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled $1.6 billion at December 31, 2012, with maturities extending to December 2017. Of this amount, approximately $896.4 million is associated with various foreign currency expenditures we expect to incur on one of our EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At December 31, 2012, the fair value of these contracts was in a net asset position totaling $21.4 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	December 31, 2012	December 31, 2011
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$12,311	$2,765
Other assets	13,770	66

Total asset derivatives	$26,081	$2,831

Accounts payable	$3,604	$6,891
Other liabilities	1,043	969

Total liability derivatives	$4,647	$7,860

The Effects of Derivative Instruments on our Financial Statements

	December 31,
	2012	2011
	(In thousands)
Derivatives Designated as Hedges:
Amount of gain recognized in other comprehensive income attributable to MII	$1,576	$4,505
Income reclassified from AOCI into income: effective portion attributable to MII
Location
Cost of operations	$6,213	$430
Gain recognized in income: ineffective portion and amount excluded from effectiveness testing attributable to MII
Location
Gain on foreign currency—net	$23,116	$2,516

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

NOTE 7—FAIR VALUES OF FINANCIAL INSTRUMENTS

The valuation methodologies we use to measure the fair values of our derivatives and available-for-sale securities are as follows:

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

At December 31, 2012, we had forward contracts outstanding to purchase or sell foreign currencies with a total notional value of $1.6 billion and a total asset position fair value of $21.4 million.

Available-for-Sale Securities

The following is a summary of our available-for-sale securities measured at fair value:

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,023	$—	$2,023	$—
Commercial paper	29,737	—	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	—	2,134	6,343
Corporate notes and bonds	5,755	—	5,755	—

Total	$45,992	$—	$39,649	$6,343

	12/31/11	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$1,923	$—	$1,923	$—
U.S. Government and agency securities	123,210	—	123,210	—
Asset-backed securities and collateralized mortgage obligations	8,131	—	2,101	6,030
Corporate notes and bonds	5,742	—	5,742	—

Total	$139,006	$—	$132,976	$6,030

Our Level 2 investments consist primarily of commercial paper, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. The fair value of our Level 2 investments was determined using a market approach which is based on quoted prices and other information for similar or identical instruments.

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$6,030	$7,372
Total realized and unrealized gains	1,674	75
Principal repayments	(1,361)	(1,417)

Balance at end of period	$6,343	$6,030

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

Long—and short-term debt. The fair value of debt instruments is classified as Level 2 within the fair value hierarchy. We base the fair values of these debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The estimated fair values of certain of our financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$640,147	$640,147	$570,854	$570,854
Restricted cash and cash equivalents	$18,116	$18,116	$21,962	$21,962
Investments	$45,992	$45,992	$139,006	$139,006
Debt	$(102,708)	$(106,324)	$(93,735)	$(96,187)
Derivative contracts	$21,434	$21,434	$(5,029)	$(5,029)

NOTE 8—STOCK-BASED COMPENSATION

Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. Compensation expense is based on awards we expect to ultimately vest. Therefore, we have reduced compensation expense for estimated forfeitures based on our historical forfeiture rates. Our estimate of forfeitures is determined at the grant date and is revised if our actual forfeiture rate is materially different from our estimate.

Total compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Stock options	$3,984	$3,845	$1,724
Restricted stock awards and units	6,880	11,939	11,920
Performance and deferred stock units	4,505	2,041	2,814

Total	$15,369	$17,825	$16,458

As of December 31, 2012, total unrecognized estimated compensation expense related to nonvested awards was $24.5 million. The components of the total gross unrecognized estimated compensation expense and their expected remaining weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted- Average Period
Stock options	$5.5	1.8
Restricted stock awards	$9.4	2.1
Performance shares	$9.6	1.8

Stock Plans

2009 McDermott International, Inc. Long-Term Incentive Plan

In May 2009, our shareholders approved the 2009 LTIP. Members of the Board of Directors, executive officers and key employees are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the 2009 LTIP, or shares that are subject to awards that are cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, are available for issuance under the 2009 LTIP. As part of the approval of the 2009 LTIP, 9,000,000 shares were authorized for issuance. Options to purchase shares are granted at the fair market value (closing trading price) on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant.

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

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. Those employer matching contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, involuntary termination of employment due to reduction in force or approved disability. During the year ended December 31, 2010, we issued 282,022 shares of common stock as employer matching contributions pursuant to the Thrift Plan. Effective June 2010, we began making employer matching contributions in cash, in lieu of shares of common stock. Accordingly, there were no shares issued under the Thrift Plan during the years ended December 31, 2012 and 2011.

B&W Spin-off Changes

In connection with the spin-off of B&W, we made certain adjustments to our stock-based compensation awards. For our employees who held performance shares issued in or prior to May 2009, we cancelled the performance shares and issued restricted stock units in an amount equal to the fair value of the shares held immediately prior to the spin-off. For holders of restricted stock units granted in or prior to May 2010, the holder received additional units of restricted stock to maintain the total fair value of restricted stock held immediately prior to the spin-off. For stock options granted in or prior to May 2010, we adjusted the number of options held by each holder so that the intrinsic value of the stock options held immediately following the spin-off equaled the intrinsic value of the stock options held immediately prior to the spin-off. The adjustments to stock-based compensation awards were treated as a modification and resulted in total incremental compensation cost of $14.5 million, of which approximately $5.2 million and $9.3 million was recognized in the years ended December 31, 2011 and 2010, respectively.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse with respect to restricted stock units and accelerate the exercisability of outstanding options.

Stock Options

The fair value of each option grant was estimated with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.77%	2.26%	2.12%
Expected volatility	59%	41%	54%
Expected life of the option in years	4.60	4.60	4.64
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is zero based on the projected annual dividend payment. This amount is zero because we have not paid cash dividends historically and do not expect to pay cash dividends for the foreseeable future, although management continues to review and may elect to change this practice.

The following table summarizes activity for our stock options for the year ended December 31, 2012 (share data in thousands):

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,263	$10.96
Granted	760	14.33
Exercised	(215)	4.42
Cancelled/expired/forfeited	(80)	16.90

Outstanding at end of period(1)	2,728	$12.24	4.2 Years	$5.4

Exercisable at end of period	1,581	$9.19	1.9 Years	$5.4

(1)	Of the remaining shares subject to outstanding options, we expect approximately 1.1 million shares to vest at a weighted-average exercise price of $16.45.

The aggregate intrinsic value included in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock.

During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $1.9 million, $8.4 million, and $4.0 million, respectively. We recorded cash received in the years ended December 31, 2012, 2011 and 2010 from the exercise of these stock options totaling $1.4 million, $4.8 million and $5.4 million, respectively. The weighted-average fair value of the stock options granted in the years ended December 31, 2012, 2011 and 2010 was $6.93, $9.53 and $25.39, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $3.2 million and $1.6 million, respectively.

There were no tax benefits realized related to stock options exercised during the years ended December 31, 2012 and 2011. There were $0.8 million of actual tax benefits realized related to the stock options exercised during the year ended December 31, 2010.

Restricted Stock Awards and Units

Nonvested restricted stock awards and changes during the year ended December 31, 2012 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	1,038	$13.02
Granted	764	13.16
Vested	(811)	11.00
Cancelled/forfeited	(73)	14.99

Nonvested at end of period	918	$14.80

There were no tax benefits realized related to restricted stock and restricted stock units lapsed during the years ended December 31, 2012 and 2011. The actual tax benefit realized related to the restricted stock and restricted stock units lapsed during the year ended December 31, 2010 was $1.6 million.

Performance Shares

Nonvested performance share awards and changes during the year ended December 31, 2012 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	188	$41.96
Granted	371	22.92
Vested	—	—
Cancelled/forfeited	(31)	32.58

Nonvested at end of period	528	$29.19

NOTE 9—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Other than U.S.:
Current	$125,402	$85,474	$39,352
Deferred	3,802	1,650	1,830

Total provision for income taxes	$129,204	$87,124	$41,182

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S.	$(82,035)	$(187,426)	$(132,673)
Other than U.S.	425,165	438,717	436,467

Income before provision for income taxes	$343,130	$251,291	$303,794

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2012	2011	2010
Panama federal statutory rate	25.0%	25.0%	27.5%
Non-Panama operations	(5.2)	(24.7)	(32.8)
Effect of change in tax rates	0.0	0.3	12.0
Valuation allowance for deferred tax assets	14.2	30.7	2.9
Audit settlements and reserves	2.9	0.7	2.8
Other	0.8	2.7	1.2

Effective tax rate attributable to continuing operations	37.7%	34.7%	13.6%

Effective January 1, 2011 the Panama tax rate was reduced to 25%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Pension liability	$5,779	$4,030
Accrued liabilities for incentive compensation	13,630	8,762
Net operating loss carryforward	172,073	128,654
State tax credits and net operating loss carryforward	23,231	18,888
Long-term contracts	10,791	31,857
Other	8,606	5,316

Total deferred tax assets	234,110	197,507
Valuation allowance for deferred tax assets	(208,061)	(160,266)

Deferred tax assets	$26,049	$37,241

Deferred tax liabilities:
Property, plant and equipment	$14,072	$14,223
Prepaid drydock	6,633	8,018
Investments in joint ventures and affiliated companies	8,988	14,810
Unrealized exchange gains and other	3,424	3,410

Total deferred tax liabilities	$33,117	$40,461

Net deferred tax liability	$(7,068)	$(3,220)

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets and liabilities in the accompanying consolidated balance sheets include:
Current deferred tax assets	$9,765	$11,931
Noncurrent deferred tax assets	$4,180	$6,227

Total	$13,945	$18,158

Current deferred tax liabilities	$10,758	$13,187
Noncurrent deferred tax liabilities	10,255	8,191

Total	$21,013	$21,378

Net deferred tax liability	$(7,068)	$(3,220)

At December 31, 2012, we had a valuation allowance of $208.1 million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $277.8 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $12.4 million is scheduled to expire in years 2013 to 2015. The foreign net operating losses have a valuation allowance of $67.1 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $316.0 million, which includes $16.2 million for which the benefit will be recorded in APIC when realized, and carry an $104.9 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in years 2023 to 2032. We have state net operating losses of $446.8 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards begin to expire in 2013. We are carrying a valuation allowance of $23.2 million against the deferred tax asset related to the state loss carryforwards. We also have an approximate $12.9 million valuation allowance against other deferred tax assets.

We have provided $10.7 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2012, the undistributed earnings of these subsidiaries were $213.7 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $3.9 million would be payable upon distribution of these earnings.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, Qatar, Azerbaijan and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2008. U.S. state income tax returns are generally subject to examination for a period of three to five years after filing the respective returns. We do not have any U.S. state returns under examination for years prior to 2008.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$31,664	$26,412	$59,113
Increases based on tax positions taken in the current year	10,830	8,197	3,511
Increases based on tax positions taken in prior years	158	2,590	920
Decreases based on tax positions taken in prior years	(1,465)	(473)	(875)
Unrecognized tax benefits transferred to discontinued operations	—	—	(35,920)
Decreases due to settlements with tax authorities	—	(2,697)	(95)
Decreases due to lapse of applicable statute of limitation	(671)	(2,365)	(242)

Balance at end of period	$40,516	$31,664	$26,412

The entire balance of unrecognized tax benefits at December 31, 2012 would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2012, we recorded liabilities of approximately $15.3 million for the payment of tax-related interest and penalties. At December 31, 2011 and 2010, we had recorded liabilities of approximately $15.3 million and $16.4 million, respectively, for the payment of tax-related interest and penalties.

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

The diluted earnings per share calculation excludes 1.8 million, 0.5 million and 0.2 million shares underlying outstanding stock-based awards for the years ended December 31, 2012, 2011 and 2010, respectively, as they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except shares and per share amounts)
Income from continuing operations less noncontrolling interest	$203,156	$151,542	$236,566
Income (loss) from discontinued operations, net of tax	3,497	(12,812)	(34,900)

Net income attributable to McDermott International, Inc.	$206,653	$138,730	$201,666

Weighted average common shares (basic)	235,638,422	234,598,901	232,173,362
Effect of dilutive securities: Stock options, restricted stock and performance shares	1,981,266	2,441,606	3,448,667

Adjusted weighted average common shares (diluted)	237,619,688	237,040,507	235,622,029
Basic earnings per common share:
Income from continuing operations less noncontrolling interest	0.86	0.65	1.02
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	(0.15)
Net income attributable to McDermott International, Inc.	0.88	0.59	0.87
Diluted earnings per common share:
Income from continuing operations less noncontrolling interest	0.86	0.64	1.00
Income (loss) from discontinued operations, net of tax	0.01	(0.05)	(0.15)
Net income attributable to McDermott International, Inc.	0.87	0.59	0.85

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of unconsolidated affiliates.

1. Information about Operations:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Asia Pacific	$1,575,682	$1,898,033	$870,410
Atlantic	474,061	267,019	183,001
Middle East	1,591,881	1,280,058	1,350,332

Total revenues(1)	$3,641,624	$3,445,110	$2,403,743

Operating income:
Asia Pacific	$242,148	$202,969	$88,012
Atlantic	(66,883)	(174,152)	(89,692)
Middle East	144,062	221,906	316,585

Total operating income	$319,327	$250,723	$314,905

Capital expenditures:
Asia Pacific	$219,920	$86,081	$25,345
Atlantic	32,699	147,062	100,673
Middle East	29,736	35,762	47,851
Corporate and Other	3,955	13,716	12,993

Total capital expenditures	$286,310	$282,621	$186,862

Depreciation and amortization:
Asia Pacific	$23,797	$25,698	$19,002
Atlantic	24,589	15,348	17,681
Middle East	31,119	28,740	24,357
Corporate and Other	6,935	12,605	15,412

Total depreciation and amortization	$86,440	$82,391	$76,452

Drydock amortization:
Asia Pacific	$9,487	$10,831	$10,728
Atlantic	13,569	11,165	12,968
Middle East	2,489	2,571	2,509

Total drydock amortization	$25,545	$24,567	$26,205

(1)	Intercompany transactions were not significant for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, intercompany transactions of $20,129 in our Atlantic segment were eliminated at the consolidated level.

2. Information about our most significant Customers

Our customers, which significantly impacted our segments during the years ended December 31, 2012, 2011 and 2010 were as follows:

	% of Consolidated Revenues	Reportable Segment
Year Ended December 31, 2012:
Exxon Mobil Corporation	24%	Asia Pacific
Saudi Aramco	22%	Middle East
BHP Billiton Petroleum Pty Ltd.	10%	Asia Pacific

Year Ended December 31, 2011:
Exxon Mobil Corporation	36%	Asia Pacific
Saudi Aramco	24%	Middle East
Chevron Corporation	10%	Asia Pacific

Year Ended December 31, 2010:
Saudi Aramco	40%	Middle East
Chevron Corporation	15%	Asia Pacific
Exxon Mobil Corporation	10%	Asia Pacific

3. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Service line revenues:
Offshore Operations	$1,885,143	$1,907,512	$883,559
Fabrication Operations	487,215	446,426	412,048
Project Services and Engineering Operations	337,774	343,357	255,298
Procurement Activities	931,492	747,815	852,838

	$3,641,624	$3,445,110	$2,403,743

Geographic revenues:
Australia	$1,485,503	$1,398,868	$373,864
Saudi Arabia	1,057,930	955,929	966,504
Azerbaijan	268,419	5,022	4,899
United Arab Emirates	156,395	139,400	13,613
Equatorial Guinea	146,912	80,196	—
United States	119,785	57,472	108,377
India	98,305	94,503	3,868
Brazil	87,597	53,263	57,128
Malaysia	67,553	2,876	52,705
Trinidad	63,367	24,863	18,382
Vietnam	11,771	127,954	43,528
Qatar	9,910	83,028	352,508
Thailand	7,580	261,040	351,275
Other Countries	60,597	160,696	57,092

	$3,641,624	$3,445,110	$2,403,743

4. Information about our Segment Assets and Property, Plant and Equipment by Country:

	December 31,
	2012	2011	2010
	(In thousands)
Segment assets:
Asia Pacific	$1,402,923	$934,134	$564,403
Atlantic	536,734	419,258	265,607
Middle East	1,006,284	1,065,478	1,302,398
Corporate and Other	387,686	515,176	378,969

Total continuing operations	3,333,627	2,934,046	2,511,377
Total assets attributable to discontinued operations	—	58,768	87,311

Total assets	$3,333,627	$2,992,814	$2,598,688

Property, plant and equipment, net(2):
Singapore	$324,106	$139,258
Australia	212,955	63,065
United States	201,815	69,552
Indonesia	144,322	144,274
United Arab Emirates	110,292	322,233
Saudi Arabia	102,334	131,637
Mexico	61,390	65,039
Brazil	52,955	58,780
Spain	15,159	89,539
Other Countries	56,463	18,488

Total property, plant and equipment, net	$1,281,791	$1,101,865

(2)	Our marine vessels are included in the country in which they were located as of year-end.

5. Information about our Unconsolidated Affiliates:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Equity in loss of unconsolidated affiliates:
Asia Pacific	$(10,123)	$(4,432)	$(1,663)
Atlantic	(6,016)	(23)	(5,408)
Corporate and Other	(580)	(530)	(523)

Total Equity in loss of unconsolidated affiliates	$(16,719)	$(4,985)	$(7,594)

Investments in unconsolidated affiliates:
Asia Pacific	$31,377	$37,855
Atlantic	3,909	1,804
Corporate and Other	2,149	3,000

Total Investments in unconsolidated affiliates	$37,435	$42,659

Our consolidated balance sheets include accounts receivables attributable to our unconsolidated affiliates of approximately $15.2 million and $6.1 million as of December 31, 2012 and 2011, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

Additionally, due to the nature of our business, we and our affiliates are, from time to time, involved in litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance—or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers’ compensation claims, Jones Act claims, occupational hazard claims, including asbestos-exposure claims, premises liability claims and other claims.

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

At December 31, 2012 and 2011, we had total environmental reserves of $0.6 million and $1.3 million, respectively, which were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

During the year ended December 31, 2011, we recovered $2.0 million of environmental reserves associated with the April 2006 sale of our former Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”). TNG was reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2006 and, accordingly, the recovery of this reserve is included in income from discontinued operations, net of tax, for the year ended December 31, 2011.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2012, it is possible that we may incur liabilities for liquidated damages aggregating approximately $100.7 million, of which approximately $11.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to July 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

Contractual Obligations

At December 31, 2012, we had outstanding obligations, related to our new vessel construction contracts on the LV 108 and DLV 2000 of approximately $413.0 million, with approximately $146.0 million, $206.0, and $61.0 million due in the years 2013, 2014, and 2015, respectively.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2013	$16,988
2014	$15,573
2015	$14,674
2016	$12,103
2017	$9,103
Thereafter	$150,148

Total rental expense for the years ended December 31, 2012, 2011 and 2010 was $60.7 million, $53.9 million and $47.9 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	Quarter Ended
	March 31, 2012	June 30, 2012(1)	September 30, 2012(2)	December 31, 2012(3)
	(In thousands, except per share amounts)
Revenues	$727,678	$889,248	$1,028,745	$995,953
Operating income	$80,176	$79,382	$82,481	$77,288
Income from continuing operations, less noncontrolling interest	$59,261	$52,739	$50,612	$40,544
Income (loss) from discontinued operations, net of tax	3,497	—	—	—

Net income	$62,758	$52,739	$50,612	$40,544

	Per Share Data Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	0.25	0.22	0.21	0.17
Income (loss) from discontinued operations, net of tax	0.01	—	—	—
Net income	0.27	0.22	0.21	0.17

Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	0.25	0.22	0.21	0.17
Income (loss) from discontinued operations, net of tax	0.01	—	—	—
Net income	0.26	0.22	0.21	0.17

(1)	Operating income for the quarter ended June 30 2012 was influenced by increased fabrication activities partially offset by lower project close-outs and settlements.
(2)	Revenues for the quarter ended September 30, 2012 were influenced by increased marine activity on certain of our Asia Pacific projects.
(3)

Operating income for the quarter ended December 31, 2012 was influenced by significant cost savings on marine installation activities on an EPCI project, partially offset by project losses of approximately $52.0 million recognized across each segment. Income from continuing operations, less non-controlling interests was impacted by an increase in our provision for income taxes and sales, general & administrative expenses, partially offset by an increase in gain (loss) on foreign currency - net.

	Quarter Ended
	March 31, 2011	June 30, 2011(2)	September 30, 2011(3)	December 31, 2011
	(In thousands, except per share amounts)
Revenues	$899,240	$849,801	$879,894	$816,175
Operating income	$100,298	$83,779	$35,216	$31,430
Income from continuing operations, less noncontrolling interest	$68,758	$63,718	$9,764	$9,302
Income (loss) from discontinued operations, net of tax(1)	1,662	3,610	1,187	(19,271)

Net income	$70,420	$67,328	$10,951	$(9,969)

	Per Share Data Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	0.29	0.27	0.04	0.04
Income (loss) from discontinued operations, net of tax	0.01	0.02	0.01	(0.08)
Net income	0.30	0.29	0.05	(0.04)

Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	0.29	0.27	0.04	0.04
Income (loss) from discontinued operations, net of tax	0.01	0.02	0.01	(0.08)
Net income	0.30	0.28	0.05	(0.04)

(1)	See Note 2 in the notes to the consolidated financial statements for a discussion of discontinued operations and other items.
(2)	Operating income for the June 30, 2011 quarter was influenced by a $49.1 million decline in our Middle East segment as a result of reduced marine activity and the substantial completion of several higher margin projects in Saudi Arabia for which the marine activities were ongoing during the 2010 quarter but were complete prior to the 2011 quarter.
(3)	Operating income for the September 30, 2011 quarter was influenced by the $75.4 million decline in the Middle East segment. The Middle East decline was primarily driven by reduced fabrication and marine activity levels, lower change orders, project close-outs and settlements on completed contracts. In addition, the September quarter was impacted by approximately $50.0 million of project charges recognized across segments.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2012, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of McDermott International, Inc.

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2013

Item 9B.	OTHER INFORMATION

On February 27, 2013, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of McDermott took the following actions relating to the compensation of McDermott’s chief executive officer, chief financial officer and each other executive officer expected to be listed in the Summary Compensation Table in McDermott’s proxy statement for its 2013 Annual Meeting of Stockholders (collectively, the “Named Executive Officers”), which actions were approved by the Board on February 28, 2013. The Named Executive Officers include all persons listed in the Summary Compensation Table in McDermott’s proxy statement for its 2012 Annual Meeting of Stockholders.

2013 Annual Base Salary. The Compensation Committee approved annual base salaries for the executive officers of McDermott, effective April 1, 2013. The annual base salaries approved for the Named Executive Officers are included in Exhibit 10.31 to this annual report, which is incorporated by reference into this Item 9B.

2013 Annual Cash Bonus. The Compensation Committee established 2013 annual target award opportunities for participants in McDermott’s Executive Incentive Compensation Plan (the “EICP”), including the Named Executive Officers. For the year ending December 31, 2013, the target award opportunities for the Named Executive Officers remained the same as for the year ended December 31, 2012, and are as follows:

Named Executive Officer	Target EICP Award Opportunity (as a percentage of 2013 annual base salary earned)
Stephen M. Johnson	100%
Perry L. Elders	70%
Gary L. Carlson	70%
Liane K. Hinrichs	70%
John T. McCormack	80%

2013 annual bonuses will be earned if financial performance goals established by the Compensation Committee are achieved, (1) subject to adjustment by the Compensation Committee, in its sole discretion, based on the Chief Executive Officer’s individual performance, including but not limited to the individual performance objectives established for the Chief Executive Officer by the Compensation Committee, and (2) for the other participants in the EICP, including the remaining Named Executive Officers, subject to adjustment by the Chief Executive Officer based on each participant’s individual performance, with any such adjustment to be subject to the approval of the Compensation Committee. The financial performance goals are based on McDermott’s consolidated operating income for determining the minimum (25%), target (100%) and maximum (200%) payment a participant would be eligible to earn under the EICP in 2013. The Compensation Committee established the performance goals based on management’s internal projections of 2013 operating income. No awards will be paid unless the stated minimum operating income level is achieved, and the Compensation Committee has the discretion to reduce the amount of any payout, even if performance goals have been achieved.

2013 Long-Term Incentive. The Compensation Committee approved the types of grants and form of grant agreements to be used in connection with the 2013 annual grants. The 2013 grants include, for each Named Executive Officer, performance shares, restricted stock units and stock options, in the approximate grant date fair value amounts set forth below. The grants were all made pursuant to our 2009 LTIP. Copies of the general forms of those agreements are included as Exhibits 10.32, 10.33 and 10.34, respectively, to this annual report.

Named Executive Officer	Performance Shares	Restricted Stock Units	Stock Options
Stephen M. Johnson	$2,500,000	$1,250,000	$1,250,000
Perry L. Elders	$550,000	$275,000	$275,000
Gary L. Carlson	$375,000	$187,500	$187,500
Liane K. Hinrichs	$550,000	$275,000	$275,000
John T. McCormack	$625,000	$312,500	$312,500

Additionally, the Compensation Committee approved a retention grant and form of agreement for certain executive officers (including Mr. Carlson and Ms. Hinrichs, each with an approximate grant date fair value of $500,000). These retention grants were made as restricted stock units pursuant to our 2009 LTIP. Similar retention grants of restricted stock units in varying amounts were made to other officers and key employees in September 2012. A copy of the form of the retention restricted stock unit grant agreement is included as Exhibit 10.35 to this annual report.

Perquisite Allowance. The Compensation Committee approved a perquisite allowance for certain of our executive officers, including each of the Named Executive Officers. The perquisite allowance is in the amount of $20,000, is paid in cash that may be used for any purpose determined by the recipient and is in lieu of any reimbursements made by McDermott to those executive officers receiving the perquisite allowance for any individual perquisite, with the exception of any company-required spousal travel for (1) the Chief Executive Officer, and (2) the remaining Named Executive Officers, as approved by the Chief Executive Officer.

Deferred Compensation Plan Company Contribution. The Compensation Committee approved a 2013 company contribution under the Deferred Compensation Plan for certain of our executive officers, including the Named Executive Officers, in an amount of 5% of Compensation (as defined in the Deferred Compensation Plan) received from McDermott during 2012.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “NEO Profiles,” and “Executive Officers,” respectively, in the Proxy Statement for our 2013 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2013 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5—“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2013” in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 31, 2006 (File No. 1-08430)).

10.2*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.3*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.4*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.5*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.6*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.7	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.8	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.9	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.10	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.11	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.12	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.13	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.14*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.15*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.16*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.17*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.18*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.19*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.40 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.20*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.41 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.21	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

Exhibit Number	Description

10.22*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.23*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.24*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.25*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (file No. 1-08430)).

10.26*	Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.27*	Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International , Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.28*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.29*	Summary of Named Executive Officer 2012 Salaries and Target EICP Compensation (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.30*	Summary of Named Executive Officer Base Salaries as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 31, 2012 (file No. 1-08430)).

10.31*	Summary of Named Executive Officer 2013 Salaries and Target EICP Compensation.

10.32*	Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement.

10.33*	Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement.

10.34*	Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement.

10.35*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ STEPHEN M. JOHNSON
Stephen M. Johnson
February 28, 2013		Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ STEPHEN M. JOHNSON Stephen M. Johnson	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ PERRY L. ELDERS Perry L. Elders	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director

/s/ ROGER A. BROWN Roger A. Brown	Director

/s/ STEPHEN G. HANKS Stephen G. Hanks	Director

/s/ D. BRADLEY MCWILLIAMS D. Bradley McWilliams	Director

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ MARY L. SHAFER-MALICKI Mary L. Shafer-Malicki	Director

/s/ DAVID A. TRICE David A. Trice	Director

February 28, 2013

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions		Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets(2)
Year Ended December 31, 2012	$(160,266)	$(48,711)	$916	$(208,061)
Year Ended December 31, 2011	$(95,734)	$(72,502)	$7,970	$(160,266)
Year Ended December 31, 2010	$(108,737)	$(8,155)	$21,158	$(95,734)

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2)	Amounts charged to other accounts included in other comprehensive loss

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2012	$(24,682)	$—	$2,558	$8	$(22,116)
Year Ended December 31, 2011	$(29,561)	$(31,897)	$1,757	$35,019	$(24,682)
Year Ended December 31, 2010	$(42,246)	$(8,108)	$11,231	$9,562	$(29,561)

INDEX TO EXHIBITS

3.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

4.4	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 31, 2006 (File No. 1-08430)).

10.2*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

Exhibit Number	Description

10.3*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-08430)).

10.4*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.5*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.6*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.7	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.8	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.9	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.10	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.11	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.12	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.13	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.14*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.15*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.16*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and each of Liane K. Hinrichs and John T. Nesser, III (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.17*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as amended and restated November 8, 2010 (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.18*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.19*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2008 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.40 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.20*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement for 2009 performance share replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.41 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.21	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.22*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.23*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.24*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.25*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (file No. 1-08430)).

10.26*	Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.27*	Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International , Inc.’s Current Report on 8-K filed on March 6, 2012
(file No. 1-08430)).

Exhibit Number	Description

10.28*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.29*	Summary of Named Executive Officer 2012 Salaries and Target EICP Compensation (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.30*	Summary of Named Executive Officer Base Salaries as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 31, 2012 (file No. 1-08430)).

10.31*	Summary of Named Executive Officer 2013 Salaries and Target EICP Compensation.

10.32*	Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement.

10.33*	Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement.

10.34*	Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement.

10.35*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document