Form 10-Q
period 2013-03-31
MCDERMOTT INTERNATIONAL INC
filed 2013-05-08
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding at May 1, 2013 was 236,457,101.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$807,488	$727,678

Costs and Expenses:
Cost of operations	712,814	597,434
Selling, general and administrative expenses	52,226	46,611
Gain on asset disposals	(14,716)	(226)

Total costs and expenses	750,324	643,819

Equity in Loss of Unconsolidated Affiliates	(4,131)	(3,683)

Operating Income	53,033	80,176

Other Income (Expense):
Interest income	342	1,634
Gain (loss) on foreign currency—net	(2,526)	9,441
Other income (expense)—net	782	(581)

Total other income (expense)	(1,402)	10,494

Income from continuing operations before provision for income taxes and noncontrolling interests	51,631	90,670
Provision for Income Taxes	27,313	28,743

Income from continuing operations before noncontrolling interests	24,318	61,927

Gain on disposal of discontinued operations	—	257
Income from discontinued operations, net of tax	—	3,240

Total income from discontinued operations, net of tax	—	3,497

Net Income	24,318	65,424
Less: Net Income Attributable to Noncontrolling Interests	3,765	2,666

Net Income Attributable to McDermott International, Inc.	$20,553	$62,758

Earnings per Common Share:
Basic:
Income from continuing operations, less noncontrolling interests	0.09	0.25
Income from discontinued operations, net of tax	—	0.01
Net income attributable to McDermott International, Inc.	0.09	0.27

Diluted:
Income from continuing operations, less noncontrolling interests	0.09	0.25
Income from discontinued operations, net of tax	—	0.01
Net income attributable to McDermott International, Inc.	0.09	0.26

Shares used in the computation of earnings per share:
Basic	235,941,185	235,208,252
Diluted	239,199,881	237,332,627

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Net Income	$24,318	$65,424

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,655	3,045
Unrealized gain on investments	401	697
Translation adjustments	7,214	3,113
Unrealized loss on derivatives	(15,462)	(5,887)
Realized (gain) loss on derivatives	(2,104)	1,294

Other comprehensive income, net of tax(1)	(6,296)	2,262

Total Comprehensive Income	$18,022	$67,686

Less: Comprehensive Income Attributable to Noncontrolling Interests	3,753	2,819

Comprehensive Income Attributable to McDermott International, Inc.	$14,269	$64,867

(1)	The tax impacts on amounts presented in other comprehensive income are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$461,535	$640,147
Restricted cash and cash equivalents	21,942	18,116
Accounts receivable—trade, net	443,182	428,800
Accounts receivable—other	65,561	75,461
Contracts in progress	544,404	560,154
Deferred income taxes	6,888	9,765
Assets held for sale	1,396	2,679
Other current assets	42,436	54,667

Total Current Assets	1,587,344	1,789,789

Property, Plant and Equipment	2,155,243	2,115,176
Less accumulated depreciation	(828,223)	(833,385)

Net Property, Plant and Equipment	1,327,020	1,281,791
Investments	18,936	26,750
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	35,233	37,435
Assets held for sale	12,243	26,758
Other Assets	159,040	129,902

Total Assets	$3,181,018	$3,333,627

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$44,025	$14,146
Accounts payable	302,250	400,007
Accrued liabilities	332,358	369,418
Advance billings on contracts	206,010	241,696
Deferred income taxes	16,027	10,758
Income taxes payable	70,425	76,986

Total Current Liabilities	971,095	1,113,011

Long-Term Debt	57,188	88,562
Self-Insurance	24,141	22,641
Pension Liability	24,757	25,069
Other Liabilities	136,949	132,239
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 243,778,369 and 243,442,156 shares at March 31, 2013 and December 31, 2012, respectively	243,778	243,442
Capital in excess of par value	1,394,859	1,391,271
Retained earnings	466,309	445,756
Treasury stock, at cost, 7,359,501 and 7,574,903 shares at March 31, 2013 and December 31, 2012, respectively	(99,688)	(98,725)
Accumulated other comprehensive loss	(100,697)	(94,413)

Stockholders’ Equity—McDermott International, Inc.	1,904,561	1,887,331
Noncontrolling Interests	62,327	64,774

Total Equity	1,966,888	1,952,105

Total Liabilities and Equity	$3,181,018	$3,333,627

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,318	$65,424
Less: Income from discontinued operations, net of tax	—	3,497

Income from continuing operations	24,318	61,927
Non-cash items included in net income:
Depreciation and amortization	20,222	23,276
Drydock amortization	5,550	7,112
Equity in loss of unconsolidated affiliates	4,131	3,683
Gain on asset disposals	(14,716)	(226)
Benefit for deferred taxes	5,332	(4,131)
Other non-cash items	2,391	3,803
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(6,573)	50,017
Net contracts in progress and advance billings on contracts	(19,935)	65,363
Accounts payable	(125,234)	(55,292)
Accrued and other current liabilities	(20,774)	(10,040)
Pension liability and accrued postretirement and employee benefits	(19,657)	7,489
Other assets and liabilities	(42,170)	19,880

TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	(187,115)	172,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,649)	(44,751)
Increase in restricted cash and cash equivalents	(3,826)	(2,870)
Purchases of available-for-sale securities	(3,744)	(40,319)
Sales and maturities of available-for-sale securities	31,193	94,380
Proceeds from the sale and disposal of assets	35,621	226
Other investing activities	(4,596)	(2,376)

NET CASH PROVIDED BY INVESTING ACTIVITIES—CONTINUING OPERATIONS	16,999	4,290
NET CASH PROVIDED BY INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	60,671

TOTAL CASH PROVIDED BY INVESTING ACTIVITIES	16,999	64,961

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(1,494)	(1,494)
Distributions to noncontrolling interests	(6,200)	(15,733)
Other financing activities	(1,015)	(1,784)

TOTAL CASH USED IN FINANCING ACTIVITIES—CONTINUING OPERATIONS	(8,709)	(19,011)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	213	(700)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(178,612)	218,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	640,147	570,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD—CONTINUING OPERATIONS	$461,535	$788,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$25,916	$16,036

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of	Retained	Treasury	Accumulated Other Comprehensive	Stockholders’	Non- Controlling	Total
	Shares	Par Value	Par Value	Earnings	Stock	Income (Loss)	Equity	Interests	Equity
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712
Net income	—	—	—	62,758	—	—	62,758	2,666	65,424
Other comprehensive income, net of tax	—	—	—	—	—	2,109	2,109	153	2,262
Exercise of stock options	129,998	130	422	—	—	—	552	—	552
Share vesting	538,676	539	(539)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(2,184)	—	(2,184)	—	(2,184)
Stock-based compensation charges	—	—	3,294	—	—	—	3,294	—	3,294
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,733)	(15,733)

Balance March 31, 2012	243,085,098	$243,085	$1,379,153	$301,861	$(98,011)	$(99,921)	$1,726,167	$61,160	$1,787,327

Balance December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105
Net income	—	—	—	20,553	—	—	20,553	3,765	24,318
Other comprehensive income, net of tax	—	—	—	—	—	(6,284)	(6,284)	(12)	(6,296)
Exercise of stock options	18,549	18	54	—	—	—	72	—	72
Share vesting	317,664	318	(318)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(1,034)	—	(1,034)	—	(1,034)
Stock-based compensation charges	—	—	3,852	—	71	—	3,923	—	3,923
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,200)	(6,200)

Balance March 31, 2013	243,778,369	$243,778	$1,394,859	$466,309	$(99,688)	$(100,697)	$1,904,561	$62,327	$1,966,888

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. In these notes to our unaudited condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

We have presented our unaudited condensed consolidated financial statements in U.S. Dollars, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the accompanying notes in our annual report on Form 10-K for the year ended December 31, 2012.

We have included all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc., its consolidated subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “unconsolidated affiliates” or “joint ventures.” We have eliminated all intercompany transactions and accounts.

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The condensed consolidated statements of income, comprehensive income, cash flows and equity reflect the historical operations of the charter fleet business as a discontinued operation through March 19, 2012. Accordingly, we have presented the notes to our condensed consolidated financial statements on the basis of continuing operations. In addition, certain 2012 amounts in the condensed consolidated balance sheet and statement of cash flows have been reclassified to conform to the 2013 presentation.

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

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers and collect all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant procurement costs for materials and third-party subcontractors. Total estimated project costs, and resulting income, are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition.

In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is recognized to the extent of amounts management expects to recover or costs incurred. Unapproved change orders that are disputed by the customer are treated as claims.

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines.

We currently account for an Atlantic segment project under our deferred profit recognition policy. This project was awarded to one of our joint ventures, and the Atlantic segment’s backlog includes a subcontract from that joint venture, of which $165.6 million relating to this project remains in backlog at March 31, 2013. This project contributed revenues and costs equally, totaling $5.3 million and $5.2 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during the quarters ended March 31, 2013 and March 31, 2012.

Claims Revenue

We include certain unapproved claims in the applicable contract value when we have a legal basis to do so, we consider collection to be probable and the value can be reasonably estimated. Claim revenue, when recorded, is only recorded to the extent of associated costs in our condensed consolidated financial statements. The net amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $225.8 million and $71.0 million as of March 31, 2013 and March 31, 2012, respectively. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the three months ended March 31, 2013 and 2012, $29.0 million and $10.0 million of revenues and costs are reflected in our condensed consolidated financial statements pertaining to claims. Our unconsolidated joint ventures also recorded $3.7 million and $4.0 million of net revenue and costs associated with claims for the three months ended March 31, 2013 and 2012, respectively. We continue to actively engage in negotiations with our customers regarding the currently unresolved claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, unanticipated vessel repair requirements, pipeline lay rates or steel and other raw material prices. Increases in costs associated with our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

As of March 31, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

We currently have five active projects in our backlog that are in loss positions at March 31, 2013, whereby future revenues are expected to equal costs when recognized. Included in these projects are a marine project in our Asia Pacific segment, which we began in 2012 and expect to complete in late 2013 and a five-year charter in Brazil, which we began in early 2012 and we are conducting through our Atlantic segment. These two projects represent the majority of our contract value in a loss position.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer and vendor delays and other costs. We generally expect to experience a variety of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of March 31, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates, which impacted operating income for the three months ended March 31, 2013 and 2012.

2013 Period

Operating income for the three months ended March 31, 2013 was impacted by changes in cost estimates relating to projects in each of our segments.

The Middle East segment was impacted by changes in estimates on five projects. In total, those five projects recognized approximately $7.7 million in project losses in the three months ended March 31, 2013, as a result of increases to the estimated costs to complete those projects of approximately $38.0 million. On one of those projects, we increased our estimated cost at completion by $17.5 million, which resulted in the recognition of a $5.4 million loss in the three months ended March 31, 2013, primarily due to changes in the project’s execution plan, which resulted in additional third-party construction vessel usage and marine downtime, cost overruns on offshore hook-up activities, and additional costs for project management-related activities. This project remains in a profitable position at March 31, 2013 and is estimated to be completed by the end of 2013.

On three of our other projects in the Middle East segment, we increased our estimated cost at completion by $16.7 million, which resulted in the recognition of only $1.8 million of project income in the three months ended March 31, 2013. The changes in estimated cost at completion were principally driven by cost overruns associated with marine equipment downtime, including productivity, hook-up and project management-related activities. Each of those projects was in a profitable position at March 31, 2013. Two of those projects are estimated to be completed by the end of 2013, and the remaining project is estimated to be completed during the first quarter of 2014.

On the remaining project in the Middle East segment, we recognized incremental costs of $4.1 million in the three months ended March 31, 2013, primarily due to cost overruns on marine installation activities. That project was in a loss position at March 31, 2013 and is estimated to be completed by the end of the second quarter of 2013.

The Atlantic segment was impacted by changes in estimates on two projects. On one of those projects, we recognized approximately $6.9 million of incremental project losses in the three months ended March 31, 2013, primarily due to declines in fabrication productivity. That project is currently in a loss position and is expected to be completed by the end of 2013. The other project, which is substantially complete, recognized $2.4 million of cost savings as a result of efficiencies associated with fabrication activities.

The Asia Pacific segment benefited from certain changes in estimates, which resulted in a reduction of estimated costs at completion of approximately $14.0 million primarily due to efficiencies associated with the marine campaigns on two of our EPCI projects, one of which was completed in early 2013 and the other of which is expected to be completed by mid-2013. These benefits were partially offset by project charges recognized in the three months ended March 31, 2013 of approximately $4.1 million associated with cost overruns on support vessels on one of our subsea projects, which is currently in a loss position and is expected to be completed in late 2013.

2012 Period

Operating income for the three months ended March 31, 2012 was not significantly affected by changes in estimates.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 9. We have accrued our estimates of the probable losses associated with these matters, and associated legal costs are generally recognized in selling, general and administrative expenses as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At March 31, 2013, all of our restricted cash was held in restricted foreign-entity accounts.

Investments

We classify investments available for current operations as current assets in the accompanying balance sheets, and we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense)—net. The cost of securities sold is based on the specific identification method. We include interest earned on securities in interest income.

Investments in Unconsolidated Affiliates

We generally use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%. Currently, most of our significant investments in affiliates that are not consolidated are recorded using the equity method.

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$239,823	$273,729
Completed contracts	122,723	38,858
Retainages	98,042	133,619
Unbilled	4,710	4,710
Less allowances	(22,116)	(22,116)

Accounts receivable—trade, net	$443,182	$428,800

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$98,042	$133,619
Retainages expected to be collected after one year	56,297	32,085

Total retainages	$154,339	$165,704

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Accounts Receivable—Other

Accounts receivable—other was $65.6 million and $75.5 million at March 31, 2013 and December 31, 2012, respectively. The balance primarily relates to transactions with unconsolidated affiliates, receivables associated with our hedging activities and value-added tax. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of March 31, 2013 and December 31, 2012, respectively, no such allowance for doubtful accounts was recorded.

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

In certain cases, contracts with our customers contain provisions under which some payments from our customers are denominated in U.S. Dollars and other payments are denominated in a foreign currency. In general, the payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. See Note 4 for additional information regarding derivative financial instruments.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at period-end exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 7 for our earnings per share computations.

Accumulated Other Comprehensive Loss

The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$3,848	$(3,366)
Net loss on investments	(1,914)	(2,316)
Net gain (loss) on derivative financial instruments	(5,820)	11,735
Unrecognized losses on benefit obligations	(96,811)	(100,466)

Accumulated other comprehensive loss	$(100,697)	$(94,413)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

For the three months ended March 31, 2013	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)		Foreign currency gain (loss)	Defined benefit pension plans loss(2)	TOTAL
	(Unaudited)
	(In thousands)
Balance, December 31, 2012	$(2,315)	$11,734		$(3,366)	$(100,466)	$(94,413)
Other comprehensive income (loss) before reclassification	401	(15,450)		7,214	—	(7,835)
Amounts reclassified from AOCI	—	(2,104	)(3)	—	3,655 (4)	1,551

Net current period other comprehensive income (loss)	401	(17,554)		7,214	3,655	(6,284)

Balance, March 31, 2013	$(1,914)	$(5,820)		$3,848	$(96,811)	$(100,697)

For the three months ended March 31, 2012	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans loss(2)	TOTAL
	(Unaudited) (In thousands)
Balance, December 31, 2011	$(4,402)	$3,088	$(12,438)	$(88,278)	$(102,030)
Other comprehensive income before reclassification	696	(5,887)	3,113	—	(2,078)
Amounts reclassified from AOCI	—	1,142 (3)	—	3,045 (4)	4,187

Net current period other comprehensive income	696	(4,745)	3,113	3,045	2,109

Balance, March 31, 2012	$(3,706)	$(1,657)	$(9,325)	$(85,233)	$(99,921)

(1)	Refer to Note 4 for additional details.
(2)	Refer to Note 3 for additional details.
(3)	Reclassified to cost of operations.
(4)	Reclassified to selling, general and administrative expenses.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Comprehensive Income. The update requires companies to provide additional information about the nature and amount of certain reclassifications out of AOCI, which impact the income statement. While the amendment does not change current reporting requirements, companies are required to provide information about the amounts reclassified out of AOCI by the respective line item. The update is effective for reporting periods after December 15, 2012 and the adoption of this update did not have a material impact on our condensed consolidated financial statements.

In January 2013, the FASB issued an update to the topic Balance Sheet. This update requires new disclosures presenting detailed information regarding both the gross and net basis of derivatives and other financial instruments that are eligible for offset in the balance sheet or that are subject to a master netting arrangement. The update is effective for the first quarter of 2013 and is to be applied retrospectively. As this new guidance relates to presentation only, the adoption of this update did not have a material impact on our condensed consolidated financial statements.

NOTE 2—ACQUISITION AND DISPOSITIONS

Acquisition

During the quarter ended March 31, 2013, we entered into a share purchase agreement to acquire all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. Total consideration was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury). The transaction is being accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed are recorded at their respective fair values. The preliminary purchase price allocation has not been completed and is subject to change for a period of one-year following the acquisition. Pro forma results of operations have not been presented, as the effects of this transaction were not material to our condensed consolidated financial statements.

Assets Held for Sale

We previously committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. During the quarter ended March 31, 2013, we committed to a plan to sell another multi-function marine vessel, the DLB KP1. Assets classified as held for sale are no longer depreciated.

During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with several interested parties to sell the remaining vessels.

Charter Fleet Business

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in 2007 in the Secunda Acquisition. The cash proceeds from the charter fleet sale were approximately $61.0 million, resulting in a gain on the sale of approximately $0.3 million. For the year ended December 31, 2011, we recognized an approximate $22.0 million write-down of our former charter fleet business.

The following table presents selected financial information regarding the results of operations attributable to our former charter fleet business:

Three Months Ended March 31, 2012
(Unaudited) (In thousands)
Revenues	$8,184

Gain on disposal of discontinued operations	257
Income before provision for income taxes	3,240

Income from discontinued operations, net of tax	$3,497

NOTE 3—PENSION PLANS

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

We also sponsor a defined benefit pension plan established under the laws of the Commonwealth of the Bahamas, the J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”), which provides retirement benefits for certain of our current and former foreign employees. Effective August 1, 2011, new entry into the TCN Plan was closed, and effective December 31, 2011, benefit accruals under the TCN Plan were frozen. Effective January 1, 2012, we established a new global defined contribution plan to provide retirement benefits to non-U.S. expatriate employees who may have otherwise obtained benefits under the TCN Plan.

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)
Interest cost	$167	$6,693	$467	$461
Expected return on plan assets	(3,000)	(9,000)	(651)	(611)
Recognized net actuarial loss and other	3,152	2,590	507	446

Net periodic benefit cost	$319	$283	$323	$296

NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS

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

At March 31, 2013, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $6.0 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $4.0 million of deferred losses out of AOCI by March 31, 2014, as hedged items are recognized in earnings.

The notional value of our outstanding derivative contracts totaled $1.6 billion at March 31, 2013, with maturities extending through 2017. Of this amount, approximately $925.0 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At March 31, 2013, the fair value of these contracts was in a net asset position totaling $3.8 million.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$7,853	$12,311
Other assets	10,643	13,770

Total asset derivatives	$18,496	$26,081

Accounts payable	$10,134	$3,604
Other liabilities	4,544	1,043

Total liability derivatives	$14,678	$4,647

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Amount of loss recognized in other comprehensive income	$(15,450)	$(6,040)
Income reclassified from AOCI into income: effective portion
Location
Cost of operations	$2,014	$1,294
Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency—net	$(2,849)	$2,350

NOTE 5—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	Total at March 31, 2013	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Mutual funds(1)	$2,058	$—	$2,058	$—
Commercial paper	7,496	—	7,496	—
Asset-backed securities and collateralized mortgage obligations(2)	8,381	—	2,224	6,157
Corporate notes and bonds(3)	1,001	—	1,001	—

Total	$18,936	$—	$12,779	$6,157

	Total at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,023	$—	$2,023	$—
Commercial paper	29,737	—	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	—	2,134	6,343
Corporate notes and bonds	5,755	—	5,755	—

Total	$45,992	$—	$39,649	$6,343

(1)	Various U.S. equities and other investments managed under mutual funds
(2)	Asset-backed and mortgage-backed securities with maturities of up to 26 years
(3)	Corporate notes and bonds with maturities of three years or less

Our Level 2 investments consist primarily of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. The fair value of our Level 2 investments was determined using a market approach which is based on quoted prices and other information for similar or identical instruments.

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Balance at beginning of period	$6,343	$6,030
Total realized and unrealized gains	210	442
Principal repayments	(396)	(295)

Balance at end of period	$6,157	$6,177

Unrealized Losses on Investments

Our net unrealized loss on investments was $1.9 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively. The investments in an unrealized loss position for twelve months or longer are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend and continue to perform, and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of March 31, 2013. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented. The following is a summary of our available-for-sale securities:

	Twelve Months or Greater
	Fair Value	Unrealized Losses

	(Unaudited) (In thousands)
March 31, 2013
Mutual funds	$2,058	$—
Commercial paper	7,496	—
Asset-backed securities and collateralized mortgage obligations	8,381	(2,001)
Corporate notes and bonds	1,001	—

Total	$18,936	$(2,001)

	Twelve Months or Greater
	Fair Value	Unrealized Losses

	(Unaudited) (In thousands)
December 31, 2012
Mutual funds	$2,023	$—
Commercial paper	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	(2,376)
Corporate notes and bonds	5,755	—

Total	$45,992	$(2,376)

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated balance sheets for cash, cash equivalents and restricted cash and cash equivalents approximate their fair values and are classified as Level 1 within the fair value hierarchy.

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

The estimated fair values of certain of our financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$461,535	$461,535	$640,147	$640,147
Restricted cash and cash equivalents	$21,942	$21,942	$18,116	$18,116
Investments	$18,936	$18,936	$45,992	$45,992
Debt	$(101,213)	$(104,975)	$(102,708)	$(106,324)
Forward contracts	$3,818	$3,818	$21,434	$21,434

NOTE 6—STOCK-BASED COMPENSATION

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

Total stock-based compensation expense, net recognized for the three months ended March 31, 2013 and March 31, 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Stock Options	$1,030	$994
Restricted Stock Units	1,737	1,460
Performance Shares	1,156	840

Total	$3,923	$3,294

NOTE 7—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Income from continuing operations less noncontrolling interests	$20,553	$59,261
Income from discontinued operations, net of tax	—	3,497

Net income attributable to McDermott International, Inc.	$20,553	$62,758

Weighted average common shares (basic)	235,941,185	235,208,252
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	3,258,696	2,124,375

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	239,199,881	237,332,627

Basic earnings per share:
Income from continuing operations less noncontrolling interests	0.09	0.25
Income from discontinued operations, net of tax	—	0.01
Net income attributable to McDermott International, Inc.	0.09	0.27
Diluted earnings per share:
Income from continuing operations less noncontrolling interests	0.09	0.25
Income from discontinued operations, net of tax	—	0.01
Net income attributable to McDermott International, Inc.	0.09	0.26

(1)	Approximately 2.9 million and 1.8 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8—SEGMENT REPORTING

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Revenues(1):
Asia Pacific	$326,062	$297,035
Atlantic	148,184	99,604
Middle East	333,242	331,039

Total revenues	$807,488	$727,678

Operating income:
Asia Pacific	$87,952	$57,434
Atlantic	(16,410)	(11,993)
Middle East	(18,509)	34,735

Total operating income	$53,033	$80,176

Capital expenditures(2):
Asia Pacific	$3,755	$16,565
Atlantic	22,010	11,875
Middle East	10,552	15,776
Corporate and Other	1,332	535

Total capital expenditures	$37,649	$44,751

Depreciation and amortization:
Asia Pacific	$5,030	$4,857
Atlantic	6,805	7,184
Middle East	6,510	7,494
Corporate and Other	1,877	3,741

Total depreciation and amortization	$20,222	$23,276

Drydock amortization:
Asia Pacific	$2,961	$2,992
Atlantic	1,908	3,436
Middle East	681	684

Total drydock amortization	$5,550	$7,112

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)

Total capital expenditures presents expenditures for which cash payments were made during the period. These amounts exclude approximately $34.0 million and $13.0 million in accrued capital expenditures for the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$1,196,298	$1,402,923
Atlantic	570,347	536,734
Middle East	1,208,121	1,006,284
Corporate and other	206,252	387,686

Total assets	$3,181,018	$3,333,627

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation

The following discussion presents information relating to pending litigation discussed in Note 12—Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material subsequent developments relating to these matters.

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al. v. J. Ray McDermott, Inc. et al., was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, J. Ray McDermott, Inc. (“JRMI”) and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the Court on January 3, 2005. We do not believe an adverse judgment or material losses in this matter are probable, and, accordingly, we have not accrued any amounts relating to this contingency. Although there is a possibility of an adverse judgment, the amount or potential range of loss is not estimable at this time. The insurer-plaintiffs in this matter commenced this proceeding in a purported attempt to obtain a determination of insurance coverage obligations for occupational exposure and/or environmental matters for which we have given notice that we could potentially seek coverage. Because estimating losses would require, for every matter, known and unknown, on a case-by-case basis, anticipating what impact on coverage a judgment would have and a determination of an otherwise expected insured value, damages cannot be reasonably estimated.

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al. (“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as JRMI and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. The New Antoine Suit plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. The plaintiffs seek monetary damages in an unspecified amount in both the Boudreaux Suit and New Antoine Suit cases and attorneys’ fees in the New Antoine Suit. We cannot reasonably estimate the extent of a potential judgment against us, if any, and we intend to vigorously defend these suits.

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

At March 31, 2013 we had total environmental reserves of $0.6 million, all of which was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2013, it is possible that we may incur liabilities for liquidated damages aggregating approximately $93.0 million, of which approximately $11.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to October 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

Contractual Obligations

At March 31, 2013, we had outstanding obligations related to our new vessel construction contracts on the LV 108 and DLV 2000 of $431.8 million in the aggregate, with $141.5 million, $228.6 million and $61.7 million due in the years ending December 31, 2013, 2014 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2012.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;

•	anticipated levels of demand for our products and services;

•	market outlook for the EPCI market, including deepwater;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this quarterly report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2012. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Recent Developments

Acquisition

During the quarter ended March 31, 2013, we entered into a share purchase agreement to acquire all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. Total consideration was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury). The transaction is being accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed are recorded at their respective fair values. The preliminary purchase price allocation has not been completed and is subject to change for a period of one-year following the acquisition. Pro forma results of operations have not been presented, as the effects of this transaction were not material to our condensed consolidated financial statements.

Assets Held for Sale

We previously committed to a plan to sell three of our multi-function marine vessels, specifically the Bold Endurance, DB 16 and DB 26. In addition, during the quarter ended March 31, 2013, we committed to a plan to sell another multi-function marine vessel, the DLB KP1. Assets classified as held for sale are no longer depreciated.

During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with several interested parties to sell the remaining vessels.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, for each contract, we regularly review contract price and cost estimates as work progresses and reflect adjustments in profit proportionate to the percentage-of-completion of the related project in the period when we revise those estimates. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically, there have been no material payments to our customers under these arrangements.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2013, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $93.0 million, of which approximately $11.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to October 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Change orders, which are a normal and recurring part of our business, can increase (sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is recognized to the extent of amounts management expects to recover or costs incurred. Unapproved change orders that are disputed by the customer are treated as claims.

In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2012. See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on recently adopted accounting standards.

Business Segments and Results of Operations

Business Segments

Our business segments consist of Asia Pacific, Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. Accordingly, we report our financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. The following is a discussion of our segments. For financial information about our segments, see Note 8 to our unaudited condensed consolidated financial statements included in this report.

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

Atlantic Segment

Through our Atlantic segment, we serve the needs of customers, primarily in the United States, Brazil, Mexico, Trinidad and West Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office, and our New Orleans office provides specialized marine engineering capabilities to support our global marine activities. The primary fabrication facilities for this segment are located in Morgan City, Louisiana and Altamira, Mexico.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia and the North Sea. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston, Texas and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Results of Operations

Selected Financial Data:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Asia Pacific	$326,062	$297,035
Atlantic	148,184	99,604
Middle East	333,242	331,039

Total Revenues	$807,488	$727,678

Cost of Operations	712,814	597,434
Selling, general and administrative expenses	52,226	46,611
Gain on asset disposals	(14,716)	(226)

Total costs and expenses	750,324	643,819

Equity in Loss of Unconsolidated Affiliates	(4,131)	(3,683)

Operating Income (Loss):
Asia Pacific	$87,952	$57,434
Atlantic	(16,410)	(11,993)
Middle East	(18,509)	34,735

Total Operating Income	$53,033	$80,176

Other Income (Expense):
Interest income	342	1,634
Gain (loss) on foreign currency—net	(2,526)	9,441
Other income (expense)—net	782	(581)

Total Other Income (Expense)	(1,402)	10,494

Income from continuing operations before provision for income taxes and noncontrolling interests	51,631	90,670

Provision for Income Taxes	27,313	28,743
Total Income from Discontinued Operations, Net of Tax	—	3,497
Net Income Attributable to Noncontrolling Interests	3,765	2,666

Net Income Attributable to McDermott International, Inc.	$20,553	$62,758

Three months ended March 31, 2013 vs. 2012

Revenues

Revenues increased approximately 11%, or $79.8 million, to $807.5 million in the three months ended March 31, 2013 compared to $727.7 million for the corresponding prior-year period, primarily attributable to increases in our Atlantic and Asia Pacific segments. Revenues in our Atlantic segment increased approximately 49%, or $48.6 million, to $148.2 million in the three months ended March 31, 2013 compared to $99.6 million in the three months ended March 31, 2012, influenced primarily by an increase in fabrication activities associated with project awards in the U.S. Gulf of Mexico and Mexico. Revenues in our Asia Pacific segment increased approximately 10%, or $29.0 million, to $326.1 million in the three months ended March 31, 2013 from $297.0 million in the corresponding prior-year period, driven largely by increased marine activity on three of our projects, along with increased fabrication activity on two of our other projects. This increase was partially offset by decreased activity on an EPCI project in Australia, which we completed during the quarter ended March 31, 2013. Revenues in our Middle East segment increased modestly compared to the three months ended March 31, 2012, primarily due to increased marine activities on several projects in Saudi Arabia.

Cost of Operations

Cost of operations increased approximately 20%, or $115.4 million, to $712.8 million in the three months ended March 31, 2013 compared to $597.4 million for the corresponding prior-year period. The increase was attributable to increased project costs in our Middle East and Atlantic segments. Costs of operations in the Middle East segment increased $54.0 million, primarily as a result of cost overruns associated with marine installation activities and, to a lesser extent, fabrication activities on certain projects. The increase in project costs in the Atlantic segment of $50.0 million was driven largely by an increase in fabrication activities combined with increased marine costs due to lower marine asset utilization. The cost of operations in the Asia Pacific segment increased $11.0 million, primarily due to increased fabrication and marine activities, partially offset by efficiencies realized as a result of increased marine asset utilization. These cost of operations variances are discussed in more detail below in the discussion regarding operating income.

Operating Income

Operating income decreased approximately 34%, or $27.2 million, to $53.0 million in the three months ended March 31, 2013 compared to $80.2 million for the corresponding prior-year period, primarily attributable to decreases in our Middle East segment and, to a lesser extent, continued operating losses in our Atlantic segment. These operating losses were offset by increases in our Asia Pacific segment and, to a lesser extent, gains of approximately $12.5 million associated with vessel sales.

The Middle East segment reported an operating loss of $18.5 million in the three months ended March 31, 2013, as compared to operating income of $34.7 million for the corresponding prior-year period, a decrease of $53.2 million. The decrease was primarily attributable to a few significant factors. First, during the quarter ended March 31, 2012, one project in Saudi Arabia contributed approximately $20.0 million in operating income, with no amount being recognized in the quarter ended March 31, 2013, principally as a result of the project having been completed prior to the start of the first quarter of 2013. Additionally, the Middle East segment was impacted by changes in estimates on five projects. In total, those five projects recognized approximately $7.7 million in project losses in the three months ended March 31, 2013, as a result of increases to the estimated costs to complete these projects of approximately $38.0 million. On one of those projects, we increased our estimated cost at completion by $17.5 million, which resulted in the recognition of a $5.4 million project loss in the three months ended March 31, 2013, primarily due to changes in the project’s execution plan, which resulted in additional third-party construction vessel usage and marine downtime, cost overruns on offshore hook-up activities and additional costs for project management-related activities. This project remains in a profitable position at March 31, 2013 and is estimated to be completed by the end of 2013.

On three of our other projects in the Middle East segment, we increased our estimated cost at completion by $16.7 million, which resulted in the recognition of only $1.8 million of project income in the three months ended March 31, 2013, principally driven by cost overruns associated with marine equipment downtime, including productivity, hook-up and project management-related activities. Each of those projects was in a profitable position at March 31, 2013. Two of those projects are estimated to be completed by the end of 2013, and the remaining project is estimated to be completed during the first quarter of 2014. On the remaining project in the Middle East segment, we recognized incremental costs of $4.1 million in the three months ended March 31, 2013, primarily due to cost overruns on marine installation activities. That project was in a loss position at March 31, 2013 and is estimated to be completed by the end of the second quarter of 2013. These decreases in operating income were partially offset by $5.9 million of increases in operating income recognized in the three months ended March 31, 2013 as a result of activities on newly awarded projects.

Operating income in our Asia Pacific segment increased $30.5 million to $88.0 million in the three months ended March 31, 2013 from $57.4 million for the corresponding prior year period, primarily attributable to several factors. First, we recognized improvements from the completion of one of our EPCI projects, along with the finalization of change orders and, to a lesser extent, cost savings on another subsea project. Second, we realized cost savings of approximately $9.0 million, as compared to the three months ended March 31, 2012, as a result of higher marine vessel utilization and lower support costs. The increases were partially offset by (1) the completion of one of our EPCI projects, which did not contribute operating income in the first quarter of 2013, but contributed approximately $14.0 million of operating income in the three months ended March 31, 2012, and (2) increased cost estimates recognized in the three months ended March 31, 2013 of $4.1 million on one of our marine subsea projects.

The Atlantic segment recognized an operating loss of $16.4 million in the three months ended March 31, 2013, compared to an operating loss of $12.0 million in the three months ended March 31, 2012. This change was primarily due to changes in estimates on one project. On that project, we recognized approximately $6.9 million of incremental project losses in the three months ended March 31, 2013, primarily due to declines in fabrication productivity. That project is currently in a loss position and is expected to be completed by the end of 2013. Those changes in estimates were partially offset by $2.4 million of cost savings on another project as a result of efficiencies associated with fabrication activities. That project is substantially complete.

The results of the Atlantic segment include two projects in Brazil that contributed revenues but no income in the three months ended March 31, 2013. One of those projects is a five-year charter that began in early 2012. We are accounting for the other project under our deferred profit recognition policy, due to the “first of a kind” nature of the project and we expect to recognize profit attributable to this contract by the end of 2013. These projects contain a significant level of uncertainty and, as a result, we can provide no assurance as to the expected operating margins for the year ending December 31, 2013.

We previously implemented various cost reduction measures in our Atlantic segment to better align our operations with anticipated business levels. However, we anticipate further changes to the operations of this segment, which if implemented, would have a significant impact on our results of operations and cash flows. Furthermore, until the uncertainties surrounding the projects in Brazil are clarified, and we successfully execute and, in certain cases, complete the U.S. and Mexico projects, short-term operating performance could be negatively impacted. As a result, we expect to continue to incur losses in our Atlantic segment in 2013.

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

Total operating margins were approximately 7% in the three months ended March 31, 2013 compared to 11% for the three months ended March 31, 2012. We experienced decreased operating margins in our Middle East segment in the three months ended

March 31, 2013, largely as a result of increased project costs on the projects discussed above associated with lower marine and fabrication productivity levels, project delays and other various cost overruns, including hook-up costs and schedule changes on marine installation. Conversely, we experienced an increase in our Asia Pacific segment operating margins in the three months ended March 31, 2013, primarily due to improvements from the finalization of change orders, the recognition of the gain on the sale of the DB 26 and reduced support costs.

Other Items in Operating Income

Selling, general and administrative expenses increased $5.6 million to $52.2 million in the three months ended March 31, 2013 as compared to $46.6 million in the three months ended March 31, 2012, as a result of ongoing activities, particularly those associated with our outstanding bids and proposals and, to a lesser extent, costs incurred associated with the Deepsea acquisition.

Equity in loss of unconsolidated affiliates changed $0.4 million to a loss of $4.1 million for the three months ended March 31, 2013, as compared to a loss of $3.7 million in the three months ended March 31, 2012, primarily attributable to increased equity losses from two of our joint ventures.

Other Items

Results for the quarters ended March 31, 2013 and 2012 were not significantly impacted by interest income, expense or other expense, due primarily to lower cash and cash equivalents balances, the continuation of low interest rates in general and the capitalization of interest expense on capital projects.

Gain (loss) on foreign currency—net decreased by $12.0 million to a loss of $2.5 million in the three months ended March 31, 2013 from a gain of $9.4 million in the three months ended March 31, 2012, primarily due to foreign currency gains of $0.3 million and losses related to derivative instruments and hedging activities of $2.8 million recognized during the three months ended March 31, 2013, as compared to foreign currency gains of $7.1 million and gains related to derivative instruments and hedging activities of $2.3 million recognized during the three months ended March 31, 2012.

During the quarter ended March 31, 2012, we entered into derivative contracts to mitigate currency exchange movements associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects, through 2017. While we currently believe that these contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore, we may experience larger gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts.

At March 31, 2013, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.6 billion at March 31, 2013, with maturities extending through 2017. Of this amount, approximately $925.0 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment project.

Provision for Income Taxes

For the three months ended March 31, 2013, the provision for income taxes decreased $1.4 million to $27.3 million, while income before provision for income taxes decreased $39.0 million to $51.6 million. As a result, our effective tax rate for the three months ended March 31, 2013 was approximately 53%, as compared to 32% for the three months ended March 31, 2012. The increase in the effective tax rate was primarily attributable to the mix of earnings across jurisdictions. The 2013 effective tax rate increased because of taxes on gross revenues (instead of income) in Azerbaijan and Indonesia, as well as losses in jurisdictions for which we do not expect to receive a tax benefit (United Arab Emirates, Brazil and the United States).

Discontinued Operations and Noncontrolling Interests

Total income from discontinued operations, net of tax decreased by $3.5 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61.0 million, resulting in a gain on the sale of approximately $0.3 million.

Net income attributable to noncontrolling interests increased by $1.1 million to $3.8 million in the three months ended March 31, 2013 compared to $2.7 million for the three months ended March 31, 2012, primarily due to increased activity and higher net income at our joint ventures.

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

Of the March 31, 2013 backlog amount of $5.3 billion, approximately $428.9 million relates to five active projects that are in loss positions, whereby future revenues are expected to be equal to costs when recognized. Included in this amount is approximately $397.0 million attributable to two projects. Approximately $202.0 million is associated with a marine project in our Asia Pacific segment, which we expect to complete in late 2013, and approximately $195.0 million pertains to a five-year charter in Brazil, which we began in early 2012 in our Atlantic segment. It is possible that our estimates of profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. Additionally, we have a project in the Atlantic segment that we are accounting for under our deferred profit recognition policy, representing $165.6 million of the March 31, 2013 backlog.

	March 31, 2013		December 31, 2012
	(Dollars in millions)
Asia Pacific	$2,778	52%	$3,003	59%
Atlantic	891	17%	979	20%
Middle East	1,629	31%	1,085	21%

Total Backlog	$5,298	100%	$5,067	100%

Of the March 31, 2012 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter
	(In millions)
Total Backlog	$2,119	$1,751	$1,428

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as amended in August 2011 and March 2013 (the “Credit Agreement”), provide an additional resource to fund our operating and investing activities. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months.

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

Capital expenditures for the three months ended March 31, 2013 were $37.7 million, as compared to $44.8 million for the three months ended March 31, 2012. Capital expenditures for the three months ended March 31, 2013 were primarily attributable to the construction of the Lay Vessel 108 (“LV 108”) and the Lay Vessel North Ocean 105 (“NO 105”), as well as costs associated with upgrading the capabilities of other marine vessels. The NO 105 was placed into service in 2012. Capital expenditures in the three months ended March 31, 2012 were primarily attributable to the construction and upgrade of the capabilities of the NO 105 and the North Ocean 102 (“NO 102”), as well as other upgrades to other marine vessels in our fleet.

In addition, based on our expectations relating to the demand in the deepwater market, in December 2012, we entered into a contract to construct another vessel—the Deepwater Lay Vessel 2000 (“DLV 2000”). Like the LV 108, the DLV 2000 is designed for advanced deepwater subsea and marine construction operations. Over the next three years, we expect to incur capital expenditures ranging from approximately $650.0 million to $750.0 million associated with the construction of the LV 108 and DLV 2000 vessels.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $201.8 million to $502.4 million at March 31, 2013 from $704.3 million at December 31, 2012, primarily due to a decrease in the net amount of contracts in progress and advanced billings on contracts and a decrease in accounts payable.

At March 31, 2013, we had current restricted cash and cash equivalents totaling $21.9 million, all of which was held in restricted foreign-entity accounts.

At March 31, 2013, we had investments with a fair value of $18.9 million. Our investment portfolio consists of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $1.9 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash improved by $114.3 million to $132.8 million at March 31, 2013 from $18.5 million at December 31, 2012, primarily due to the change in the amount of accrued liabilities and accounts payable.

Cash Flow Activities—Continuing Operations

Operating activities. Our net cash used in operating activities was $187.1 million in the three months ended March 31, 2013, compared to net cash provided by operating activities of $172.9 million in the three months ended March 31, 2012. This change was primarily attributable to a decrease in net contracts in progress and advance billings on contracts, a decrease in our accounts payable balance and fewer collections on accounts receivable balances.

Investing activities. Our net cash provided by investing activities was $17.0 million in the three months ended March 31, 2013, compared to cash provided in investing activities of $4.3 million in the three months ended March 31, 2012. This change was primarily attributable to proceeds associated with vessel sales and a decrease in the sales and purchases of available-for-sale securities.

Financing activities. Our net cash used in financing activities was $8.7 million in the three months ended March 31, 2013 as compared to net cash used in financing activities of $19.0 million in the three months ended March 31, 2012. The change was primarily attributable to reduced distributions to noncontrolling interests during the quarter ended March 31, 2013.

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

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement. The Credit Agreement contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures. At March 31, 2013, we were in compliance with our covenant requirements.

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

At March 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $257.1 million. At March 31, 2013, there was $692.9 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the quarter ended March 31, 2013. Had there been any such borrowings at March 31, 2013, the applicable base interest rate would have been approximately 4% per annum. In addition, we had $116.3 million in outstanding unsecured bilateral letters of credit at March 31, 2013.

At March 31, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of $35.9 million and $37.3 million on our consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, of which $35.9 million and $6.0 million is classified as current notes payable at March 31, 2013 and December 31, 2012, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.315% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. There was $65.4 million in borrowings outstanding under this agreement, of which $8.2 million was classified as current notes payable at March 31, 2013 and December 31, 2012.

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

CMO Financing

In November 2012, Construção e Montagem Offshore, S.A., a joint venture in which we have a 40% interest, entered into a financing arrangement in connection with a plan to construct a fabrication facility designed primarily to construct and integrate FPSO modules in Brazil. We may in the future provide collateral and/or a guarantee, pursuant to the terms of the financing arrangement. The arrangement is contingent upon a number of matters, and there were no borrowings or guarantees outstanding at March 31, 2013.

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of March 31, 2013, the aggregate principal amount of bonds issued under these arrangements totaled $45.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 9 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

The following discussion updates the risk factor disclosure in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risk factors in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel at a competitive cost, or decreased productivity of such personnel, could disrupt our operations and result in loss of revenues.

Our success depends on the continued active participation of our executive officers and key operating personnel. The unexpected loss of the services of any one of these persons could adversely affect our operations.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability and productivity of such personnel. If we should suffer any material loss of personnel to competitors, have decreased labor productivity of employed personnel for any reason, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Our industry is currently experiencing high demand for the services of employees and escalating wage rates. If any of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2013, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1—January 31, 2013	167	$11.02	not applicable	not applicable
February 1—February 28, 2013	—	—	not applicable	not applicable
March 1—March 31, 2013	98,011	10.69	not applicable	not applicable

Total	98,178	$10.52	not applicable	not applicable

In March 2013, as part of the consideration for our acquisition of Deepsea, we delivered an aggregate of 313,580 shares of MII common stock (out of treasury) to the sellers in the transaction. In transferring the shares of common stock, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Amendment No. 2 and Consent, dated as of March 25, 2013, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 25, 2013 (file No. 1-08430)).

10.1*	Form of 2009 LTIP 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.2*	Form of 2009 LTIP 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

Exhibit Number	Description

10.3*	Form of 2009 LTIP 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.4*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.5	Form of 2013 Non-Executive Director Restricted Stock Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

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

MCDERMOTT INTERNATIONAL, INC.

By:	/s/ PERRY L. ELDERS
Perry L. Elders Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 8, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Amendment No. 2 and Consent, dated as of March 25, 2013, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 25, 2013 (file No. 1-08430)).

10.1*	Form of 2009 LTIP 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.2*	Form of 2009 LTIP 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.3*	Form of 2009 LTIP 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.4*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-08430)).

10.5	Form of 2013 Non-Executive Director Restricted Stock Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document