Form 10-Q
period 2013-06-30
MCDERMOTT INTERNATIONAL INC
filed 2013-08-05
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding at July 29, 2013 was 236,571,152.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$647,250	$889,248	$1,454,738	$1,616,926

Costs and Expenses:
Cost of operations	723,259	759,704	1,436,073	1,357,138
Selling, general and administrative expenses	52,617	47,482	104,843	94,093
(Gain) loss on asset disposals	(13)	29	(14,729)	(197)
Restructuring expenses	15,462	—	15,462	—

Total costs and expenses	791,325	807,215	1,541,649	1,451,034

Equity in Loss of Unconsolidated Affiliates	(5,461)	(2,651)	(9,592)	(6,334)

Operating Income (Loss)	(149,536)	79,382	(96,503)	159,558

Other Income (Expense):
Interest income, net	428	1,585	770	3,219
Gain on foreign currency—net	8,904	1,256	6,378	10,697
Other income (expense)—net	(31)	51	751	(530)

Total other income (expense)	9,301	2,892	7,899	13,386

Income (loss) from continuing operations before provision for income taxes and noncontrolling interests	(140,235)	82,274	(88,604)	172,944

Provision for Income Taxes	5,902	28,345	33,215	57,088

Income (loss) from continuing operations before noncontrolling interests	(146,137)	53,929	(121,819)	115,856

Total income from discontinued operations, net of tax	—	—	—	3,497

Net Income (Loss)	(146,137)	53,929	(121,819)	119,353

Less: Net Income Attributable to Noncontrolling Interests	3,286	1,190	7,051	3,856

Net Income (Loss) Attributable to McDermott International, Inc.	$(149,423)	$52,739	$(128,870)	$115,497

Earnings (Loss) per Common Share:
Basic:
Income (loss) from continuing operations, less noncontrolling interests	(0.63)	0.22	(0.55)	0.48
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.63)	0.22	(0.55)	0.49
Diluted:
Income (loss) from continuing operations, less noncontrolling interests	(0.63)	0.22	(0.55)	0.47
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.63)	0.22	(0.55)	0.49
Shares used in the computation of earnings per share:
Basic	236,199,438	235,681,213	236,070,311	235,444,733
Diluted	236,199,438	237,460,765	236,070,311	237,396,697

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net Income (Loss)	$(146,137)	$53,929	$(121,819)	$119,353

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,215	2,681	6,870	5,726
Unrealized gain on investments	40	431	441	1,128
Translation adjustments	(6,734)	3,326	480	6,439
Unrealized gain (loss) on derivatives	(55,578)	(18,216)	(71,040)	(24,103)
Realized loss on derivatives	3,066	1,107	962	2,401

Other comprehensive income (loss), net of tax(1)	(55,991)	(10,671)	(62,287)	(8,409)

Total Comprehensive Income (Loss)	$(202,128)	$43,258	$(184,106)	$110,944

Less: Comprehensive Income Attributable to Noncontrolling Interests.	3,271	1,138	7,024	3,957

Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$(205,399)	$42,120	$(191,130)	$106,987

(1)	The tax impacts on amounts presented in other comprehensive income (loss) are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$427,711	$640,147
Restricted cash and cash equivalents	24,486	18,116
Accounts receivable—trade, net	318,725	428,800
Accounts receivable—other	65,627	75,461
Contracts in progress	623,930	560,154
Deferred income taxes	7,722	9,765
Assets held for sale	1,396	2,679
Other current assets	39,716	54,667

Total Current Assets	1,509,313	1,789,789

Property, Plant and Equipment	2,231,319	2,115,176
Less accumulated depreciation	(845,362)	(833,385)

Net Property, Plant and Equipment	1,385,957	1,281,791
Investments	21,044	26,750
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	28,675	37,435
Assets Held for Sale	12,243	26,758
Other Assets	197,513	129,902

Total Assets	$3,195,947	$3,333,627

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$42,531	$14,146
Accounts payable	434,783	400,007
Accrued liabilities	328,168	369,418
Advance billings on contracts	301,426	241,696
Deferred income taxes	15,526	10,758
Income taxes payable	37,112	76,986

Total Current Liabilities	1,159,546	1,113,011

Long-Term Debt	53,104	88,562
Self-Insurance	25,413	22,641
Pension Liability	24,350	25,069
Other Liabilities	167,635	132,239
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 243,928,572 and 243,442,156 shares at June 30, 2013 and December 31, 2012, respectively	243,929	243,442
Capital in excess of par value	1,400,386	1,391,271
Retained earnings	316,886	445,756
Treasury stock, at cost, 7,364,866 and 7,574,903 shares at June 30, 2013 and December 31, 2012, respectively	(99,184)	(98,725)
Accumulated other comprehensive loss	(156,673)	(94,413)

Stockholders’ Equity—McDermott International, Inc.	1,705,344	1,887,331
Noncontrolling Interests	60,555	64,774

Total Equity	1,765,899	1,952,105

Total Liabilities and Equity	$3,195,947	$3,333,627

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(121,819)	$119,353
Less: Income from discontinued operations, net of tax	—	3,497

Income (loss) from continuing operations	$(121,819)	$115,856
Non-cash items included in net income:
Depreciation and amortization	39,318	45,874
Drydock amortization	9,931	13,607
Equity in loss of unconsolidated affiliates	9,592	6,334
Gain on asset disposals and impairments—net	(14,729)	(197)
Restructuring charges	12,104	—
Provision (benefit) from deferred taxes	(4,314)	1,194
Other non-cash items	9,790	10,858
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	117,307	36,237
Net contracts in progress and advance billings on contracts	(4,051)	(150,712)
Accounts payable	24,413	4,074
Accrued and other current liabilities	(23,299)	10,145
Pension liability and accrued postretirement and employee benefits	(25,973)	15,426
Derivative instruments and hedging activities	(71,013)	(24,204)
Other assets and liabilities	(53,739)	6,695

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	(96,482)	91,187

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(144,475)	(131,661)
Increase in restricted cash and cash equivalents	(6,370)	(2,062)
Purchases of available-for-sale securities	(8,637)	(66,266)
Sales and maturities of available-for-sale securities	34,031	125,895
Proceeds from the sale and disposal of assets	35,672	221
Other investing activities, net	(6,939)	(2,292)

Net Cash Used In Investing Activities—Continuing Operations	(96,718)	(76,165)
Net Cash Provided By Investing Activities—Discontinued Operations	—	60,671

Total Cash Used In Investing Activities	(96,718)	(15,494)

Cash Flows From Financing Activities:
Increase in debt	—	19,033
Payment of debt	(7,073)	(2,988)
Noncontrolling interests distributions and other	(11,243)	(15,726)
Other financing activities, net	(1,038)	(2,638)

Net Cash Used In Financing Activities—Continuing Operations	(19,354)	(2,319)

Effects of exchange rate changes on cash and cash equivalents	118	(168)

Net increase (decrease) in cash and cash equivalents	(212,436)	73,206
Cash and cash equivalents at beginning of period	640,147	570,854

Cash and cash equivalents at end of period—Continuing Operations	$427,711	$644,060

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$72,363	$47,403

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712
Net income	—	—	—	115,497	—	—	115,497	3,856	119,353
Other comprehensive income, net of tax	—	—	—	—	—	(8,510)	(8,510)	101	(8,409)
Exercise of stock options	158,842	159	557	—	—	—	716	—	716
Share vesting	804,338	805	(805)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(2,896)	—	(2,896)	—	(2,896)
Stock-based compensation charges	—	—	7,810	—	—	—	7,810	—	7,810
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,726)	(15,726)

Balance June 30, 2012	243,379,604	$243,380	$1,383,538	$354,600	$(98,723)	$(110,540)	$1,772,255	$62,305	$1,834,560

Balance December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105
Net income	—	—	—	(128,870)	—	—	(128,870)	7,051	(121,819)
Other comprehensive income, net of tax	—	—	—	—	—	(62,260)	(62,260)	(27)	(62,287)
Exercise of stock options	44,862	45	71	—	—	—	116	—	116
Share vesting	441,554	442	(442)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(1,083)	—	(1,083)	—	(1,083)
Stock-based compensation charges	—	—	9,486	—	624	—	10,110	—	10,110
Noncontrolling interests distributions and other	—	—	—	—	—	—	—	(11,243)	(11,243)

Balance June 30, 2013	243,928,572	$243,929	$1,400,386	$316,886	$(99,184)	$(156,673)	$1,705,344	$60,555	$1,765,899

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

During the quarter ended June 30, 2013, we commenced a restructuring of our Atlantic segment. See Note 2 for information relating to that restructuring. On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The condensed consolidated statements of income, comprehensive income, cash flows and equity reflect the historical operations of the charter fleet business as a discontinued operation through March 19, 2012. Accordingly, we have presented the notes to our condensed consolidated financial statements on the basis of continuing operations. In addition, certain 2012 amounts in the condensed consolidated balance sheet and statement of cash flows have been reclassified to conform to the 2013 presentation.

Business Segments

We operate in four primary operating segments, which consist of Asia Pacific, Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we report financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. See Note 9 for summarized financial information on our segments.

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers and collect all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant procurement costs for materials and third-party subcontractors. Costs incurred prior to a project award are generally expensed during the period in which they are incurred. Total estimated project costs, and resulting income, are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition.

In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts management expects to recover or costs incurred. The total unapproved change orders included in our estimates at completion aggregated approximately $445 million, of which approximately $170 million was included in backlog at June 30, 2013. Unapproved change orders that are disputed by the customer are treated as claims.

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

We currently account for an Atlantic segment project under our deferred profit recognition policy. This project was awarded to one of our joint ventures, and the Atlantic segment’s backlog includes a subcontract from that joint venture, of which $211.9 million relating to this project remains in backlog at June 30, 2013. This project contributed revenues and costs equally, totaling approximately $37.0 million and $7.9 million for the three-month periods ended June 30, 2013 and 2012, respectively, and approximately $42.1 million and $13.1 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project, we could lose the ability to adequately forecast costs to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We currently do not have any contracts that we account for under the completed contract method.

Claims Revenue

Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the claims at June 30, 2013 were involved in litigation.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $173.4 million and $29.0 million as of June 30, 2013 and 2012, respectively. Approximately 44%, 10% and 46% of those claim amounts at June 30, 2013 were related to our Asia Pacific, Atlantic and Middle East segments, respectively. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the three months ended June 30, 2013 and 2012, $11.0 million and $29.0 million, respectively, of revenues and costs are included in our financial statements. For the six months ended June 30, 2013 and 2012, $39.4 million and $38.5 million, respectively, of revenues and costs are reflected in our financial statements pertaining to claims. Approximately 14%, 13% and 73% of those claim amounts are related to our Asia Pacific, Atlantic and Middle East segments, respectively.

Our unconsolidated joint ventures also included an aggregate of $3.7 million of claims revenue and costs in their financial results for the six months ended June 30, 2013, with no amounts recognized during the three months ended June 30, 2013. For the three months and six months ended June 30, 2012, our joint ventures included approximately $1.0 million and $5.0 million, respectively of claims revenue and costs in their financial results.

Loss Recognition

A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor and vessel productivity, vessel repair requirements, weather downtime, supplier performance, pipeline lay rates or steel and other raw material prices. Increases in costs associated with our fixed-priced contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

As of June 30, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

We currently have three active projects in our backlog that are in loss positions at June 30, 2013, whereby future revenues are expected to equal costs when recognized. Included in these projects are a marine project in our Asia Pacific segment, which we began in 2012 and expect to complete by mid-2014, and a five-year charter in Brazil, which we began in early 2012 and we are conducting through our Atlantic segment. These two projects represent the majority of our contract value in a loss position.

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

The following is a discussion of our most significant changes in estimates, which impacted operating income in each of our segments for the three and six months ended June 30, 2013 and 2012.

Three months ended June 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on one subsea project in Malaysia. On that project, we increased our estimated cost at completion by approximately $62.0 million in the three months ended June 30, 2013, primarily due to project delays related to the availability of the marine vessel dedicated for this project, which required certain vessel upgrades. Marine campaign activities are now planned to occur in two phases to avoid anticipated adverse weather periods. As a result, the project will require two vessel mobilizations, resulting in increases to the estimated costs to complete, including costs associated with forecasted liquidated damages. The marine campaign has also been impacted by third-party vessel mechanical downtime. In consideration of these factors, the expected completion date for the project was extended from the fourth quarter of 2013 to the middle of 2014.

The Middle East segment was impacted by changes in estimates on one of our EPCI projects in Saudi Arabia. On that project, we increased our estimated cost at completion by approximately $38.0 million in the three months ended June 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the three months ended June 30, 2013, it remains in an overall profitable position and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence on execution plans.

The Atlantic segment was impacted by changes in estimates on two projects. On one of those projects, we recognized approximately $7.0 million of incremental project losses in the three months ended June 30, 2013, primarily due to lower than expected labor productivity. That project is currently in a loss position and is expected to be completed by the end of 2013. We also recognized project losses of approximately $3.0 million in the three months ended June 30, 2013 on a fabrication project in Morgan City, which was completed during the quarter ended June 30, 2013.

Six months ended June 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on one project. On this project (the project in Malaysia described above), we increased our estimated cost at completion by approximately $66.0 million in the six months ended June 30, 2013, primarily due to project delays related to the availability of the marine vessel dedicated for this project, which required certain vessel upgrades. Marine campaign activities are now planned to occur in two phases to avoid anticipated adverse weather periods. As a result, the project will require two vessel mobilizations, resulting in increases to the estimated costs to complete, including costs associated with forecasted liquidated damages. The marine campaign has also been impacted by third-party vessel mechanical downtime.

The Middle East segment was impacted by changes in estimates on the EPCI project in Saudi Arabia discussed above. On that project, we increased our estimated cost at completion by approximately $43.0 million in the six months ended June 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the six months ended June 30, 2013, it remains in an overall profitable position and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence on execution plans.

The Atlantic segment was impacted by changes in estimates on one project. On that project, we recognized approximately $14.0 million of incremental project losses in the six months ended June 30, 2013, primarily due to lower than expected labor productivity. That project is currently in a loss position and is expected to be completed by the end of 2013.

2012 Periods

Operating income for each of the three-month and six-month periods ended June 30, 2012 was not significantly affected by changes in estimates.

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

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At June 30, 2013, all of our restricted cash was held in restricted foreign-entity accounts.

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

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$209,880	$273,729
Completed contracts	61,450	38,858
Retainages	64,839	133,619
Unbilled	5,087	4,710
Less allowances	(22,531)	(22,116)

Accounts receivable—trade, net	$318,725	$428,800

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

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$64,839	$133,619
Retainages expected to be collected after one year	95,286	32,085

Total retainages	$160,125	$165,704

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Accounts Receivable—Other

Accounts receivable—other was $65.6 million and $75.5 million at June 30, 2013 and December 31, 2012, respectively. The balance primarily relates to transactions with unconsolidated affiliates, receivables associated with our hedging activities and value-added tax. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of June 30, 2013 and December 31, 2012, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress was $623.9 million and $560.1 million at June 30, 2013 and December 31, 2012, respectively. Advance billings on contracts was $301.4 million and $241.7 million at June 30, 2013 and December 31, 2012, respectively. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Costs incurred less costs of revenue recognized	$83,354	$65,321
Revenues recognized less billings to customers	540,576	494,833

Contracts in Progress	$623,930	$560,154

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Billings to customers less revenue recognized	$467,049	$394,352
Costs incurred less costs of revenue recognized	(165,623)	(152,656)

Advance Billings on Contracts	$301,426	$241,696

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. An established hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability.

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 6 for additional information regarding fair value measurements.

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

In certain cases, contracts with our customers contain provisions under which some payments from our customers are denominated in U.S. Dollars and other payments are denominated in a foreign currency. In general, the payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. See Note 5 for additional information regarding derivative financial instruments.

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

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 8 for our earnings per share computations.

Accumulated Other Comprehensive Loss

The components of AOCI included in stockholders’ equity are as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(2,886)	$(3,366)
Net loss on investments	(1,875)	(2,316)
Net gain (loss) on derivative financial instruments	(58,316)	11,735
Unrecognized losses on benefit obligations	(93,596)	(100,466)

Accumulated other comprehensive loss	$(156,673)	$(94,413)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

For the three months ended June 30, 2013	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited)
	(In thousands)
Balance, March 31, 2013	$(1,915)	$(5,819)	$3,848	$(96,811)	$(100,697)
Other comprehensive income (loss)	40	(55,563)	(6,734)	—	(62,257)
Amounts reclassified from AOCI	—	3,066 (3)	—	3,215 (4)	6,281

Net current period other comprehensive income (loss)	40	(52,497)	(6,734)	3,215	(55,976)

Balance, June 30, 2013	$(1,875)	$(58,316)	$(2,886)	$(93,596)	$(156,673)

For the three months ended June 30, 2012	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited) (In thousands)
Balance, March 31, 2012	$(3,706)	$(1,657)	$(9,325)	$(85,233)	$(99,921)
Other comprehensive income	431	(18,164)	3,326	—	(14,407)
Amounts reclassified from AOCI	—	1,107 (3)	—	2,681 (4)	3,788

Net current period other comprehensive income	431	(17,057)	3,326	2,681	(10,619)

Balance, June 30, 2012	$(3,275)	$(18,714)	$(5,999)	$(82,552)	$(110,540)

For the six months ended June 30, 2013	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2012	$(2,316)	$11,735	$(3,366)	$(100,466)	$(94,413)
Other comprehensive income (loss)	441	(71,013)	480	—	(70,092)
Amounts reclassified from AOCI	—	962 (3)	—	6,870 (4)	7,832

Net current period other comprehensive income (loss)	441	(70,051)	480	6,870	(62,260)

Balance, June 30, 2013	$(1,875)	$(58,316)	$(2,886)	$(93,596)	$(156,673)

For the six months ended June 30, 2012	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited) (In thousands)
Balance, December 31, 2011	$(4,402)	$3,088	$(12,438)	$(88,278)	$(102,030)
Other comprehensive income	1,127	(24,051)	6,439	—	(16,485)
Amounts reclassified from AOCI	—	2,249 (3)	—	5,726 (4)	7,975

Net current period other comprehensive income	1,127	(21,802)	6,439	5,726	(8,510)

Balance, June 30, 2012	$(3,275)	$(18,714)	$(5,999)	$(82,552)	$(110,540)

(1)	Refer to Note 5 for additional details
(2)	Refer to Note 4 for additional details
(3)	Reclassified to cost of operations
(4)	Reclassified to selling, general and administrative expenses

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

Three months ended June 30, 2013

For the three months ended June 30, 2013, we recognized a loss before provision for income taxes of $140.2 million, compared to income of $82.3 million in the three months ended June 30, 2012. In the aggregate, the provision for income taxes was $5.9 million and $28.3 million for the three months ended June 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, the United Arab Emirates and Malaysia).

Six months ended June 30, 2013

For the six months ended June 30, 2013, we recognized a loss before provision for income taxes of $88.6 million, compared to income of $172.9 million in the six months ended June 30, 2012. In the aggregate, the provision for income taxes was $33.2 million and $57.1 million for the six months ended June 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, the United Arab Emirates and Malaysia).

At June 30, 2013, we had foreign net operating loss carryforwards available to offset future taxable income in foreign jurisdictions, with a valuation allowance of $69 million against $78 million of the related deferred taxes. The remaining $9 million of foreign deferred taxes is expected to be realized through future foreign taxable income. At June 30, 2013, we had U.S. federal net operating loss carryforwards but have fully reserved the $133 million deferred tax asset.

Recently Issued Accounting Standards

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Income Taxes. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where these items are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update is effective for reporting periods after December 15, 2013 and the adoption of this update is not expected to have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued an update to the topic Comprehensive Income. The update requires companies to provide additional information about the nature and amount of certain reclassifications out of AOCI, which impact the income statement. While the amendment does not change current reporting requirements, companies are required to provide information about the amounts reclassified out of AOCI by the respective line item. The update is effective for reporting periods after December 15, 2012 and the adoption of this update did not have a material impact on our condensed consolidated financial statements.

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

NOTE 2—ACQUISITION, DISPOSITIONS AND ATLANTIC RESTRUCTURING CHARGES

Acquisition

During the quarter ended March 31, 2013, we entered into a share purchase agreement to acquire all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. Total consideration was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury). The transaction is being accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed are recorded at their respective fair values. The preliminary purchase price allocation has not been completed and is subject to change for a period of one-year following the acquisition. Results of operations and pro forma results have not been presented, as the effects of this transaction were not material to our condensed consolidated financial statements.

Dispositions

Assets Held for Sale

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KPI. Assets classified as held for sale are no longer depreciated. During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with interested parties to sell the DLB KP1 and DB 16.

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

Six Months Ended June 30, 2012
(Unaudited) (In thousands)
Revenues	$8,184

Gain on disposal of discontinued operations	257
Income before provision for income taxes	3,240

Income from discontinued operations, net of tax	$3,497

Atlantic Restructuring

We have previously implemented various cost reduction measures to better align our Atlantic operations with anticipated business levels. However, due to the continued decline and recurring operating losses experienced in our Atlantic segment, we commenced a restructuring of this segment’s operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the second quarter of 2014). Future fabrication and marine operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have decided to exit a joint venture. Costs associated with the restructuring primarily include severance and other personnel-related costs, asset impairment and relocation costs and future unutilized lease costs. These costs are expected to range between $45 million to $60 million in the aggregate, and the majority of these costs are expected to be recognized over four quarters beginning with the quarter ended June 30, 2013. Of the total anticipated costs, we incurred approximately $15.5 million during the quarter ended June 30, 2013.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

Credit Facility

In May 2010, we entered into a credit agreement with a syndicate of lenders and letter of credit issuers (as amended in August 2011, March 2013 and August 2013, the “Credit Agreement”). The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder.

In August 2013, we amended the Credit Agreement to, among other things: (1) add certain amounts to EBITDA (as defined in the Credit Agreement) for the fiscal quarters ended December 31, 2012, March 31, 2013 and June 30, 2013; (2) permit us to add to EBITDA certain cash expenses related to the Atlantic segment restructuring for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014; and (3) increase the maximum permitted leverage ratio of total indebtedness to EBITDA from 3.00:1.00 to 3.75:1.00 for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. The August amendment to the Credit Agreement also provides that if we issue senior unsecured notes with a principal amount of at least $300 million, from the date of such issuance until March 31, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 5.00:1.00 and we will have to comply with a maximum permitted secured leverage ratio of total secured indebtedness to EBITDA of 2.00:1.00. The maximum leverage ratio and the minimum interest coverage ratio as defined in the Credit Agreement may differ in the method of calculation from similarly titled measures used by other companies or in other agreements. The Credit Agreement also contains covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement by generating sufficient income from operations. At June 30, 2013, we were in compliance with our covenant requirements. A comparison of the key financial covenants and compliance (prior to the amendment to the Credit Agreement effected in August 2013) is as follows:

	Required	Actual
Maximum leverage ratio	3.00	0.92
Minimum interest coverage ratio	4.00	17.19

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 1.50% to 2.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.50% to 1.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.200% and 0.450% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.50% and 2.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement and certain amendments to the Credit Agreement, we paid certain fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents for the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At June 30, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $265.8 million. At June 30, 2013, there was $684.2 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the quarter ended June 30, 2013. Had there been any such borrowings at June 30, 2013, the applicable base interest rate would have been approximately 4.0% per annum. In addition, we had $116.4 million in outstanding unsecured bilateral letters of credit at June 30, 2013.

At June 30, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we had consolidated notes payable of $34.4 million and $37.3 million on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, of which $34.4 million and $6.0 million was classified as current notes payable at June 30, 2013 and December 31, 2012, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.315% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. There was $61.3 million and $65.4 million in borrowings outstanding under this agreement on our balance sheets at June 30, 2013 and December 31, 2012, respectively, of which $8.2 million was classified as current notes payable at June 30, 2013 and December 31, 2012.

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

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of June 30, 2013, the aggregate principal amount of bonds issued under these arrangements totaled $46.2 million.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Long-term debt consists of:
North Ocean 102 Construction Financing	$34,361	$37,349
North Ocean 105 Construction Financing	61,274	65,359

	95,635	102,708
Less: Amounts due within one year	42,531	14,146

Total long-term debt	$53,104	$88,562

NOTE 4—PENSION PLANS

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

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Interest cost	$11,831	$6,569	$11,998	$13,262
Expected return on plan assets	(16,153)	(8,905)	(19,153)	(17,905)
Recognized net actuarial loss and other	2,714	2,228	5,866	4,818

Net periodic benefit cost	$(1,608)	$(108)	$(1,289)	$175

	TCN Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Interest cost	$467	$461	$934	$922
Expected return on plan assets	(650)	(611)	(1,301)	(1,222)
Recognized net actuarial loss	508	447	1,015	893

Net periodic benefit cost	$325	$297	$648	$593

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2013, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $58.3 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $15.1 million of deferred losses out of AOCI by June 30, 2014, as hedged items are recognized in earnings.

The notional value of our outstanding derivative contracts totaled $1.5 billion at June 30, 2013, with maturities extending through 2017. Of this amount, approximately $815.9 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At June 30, 2013, the fair value of these contracts was in a net liability position totaling $42.9 million.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$5,427	$12,311
Other assets	1,498	13,770

Total asset derivatives	$6,925	$26,081

Accounts payable	$15,539	$3,604
Other liabilities	34,278	1,043

Total liability derivatives	$49,817	$4,647

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Derivatives Designated as Hedges:
Amount of loss recognized in other comprehensive income (loss)	$(55,563)	$(18,164)	$(71,013)	$(24,204)
Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$(2,845)	$676	$(831)	$1,970
Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain on foreign currency—net	$7,291	$9,115	$4,442	$11,465

NOTE 6—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	Total at June 30, 2013	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Mutual funds(1)	$2,058	$—	$2,058	$—
Commercial paper	9,893	—	9,893	—
Asset-backed securities and collateralized mortgage obligations(2)	8,092	—	2,190	5,902
Corporate notes and bonds(3)	1,001	—	1,001	—

Total	$21,044	$—	$15,142	$5,902

	Total at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,023	$—	$2,023	$—
Commercial paper	29,737	—	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	—	2,134	6,343
Corporate notes and bonds	5,755	—	5,755	—

Total	$45,992	$—	$39,649	$6,343

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Balance at beginning of period	$6,157	$6,177	$6,343	$6,030
Total realized and unrealized gains	18	456	228	898
Principal repayments	(273)	(295)	(669)	(590)

Balance at end of period	$5,902	$6,338	$5,902	$6,338

Unrealized Losses on Investments

Our net unrealized loss on investments was $1.9 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively. The investments in an unrealized loss position for twelve months or longer are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend and continue to perform, and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of June 30, 2013. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented. The following is a summary of our available-for-sale securities:

	Twelve Months or Greater
	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
June 30, 2013
Mutual funds	$2,058	$—
Commercial paper	9,893	—
Asset-backed securities and collateralized mortgage obligations	8,092	(1,659)
Corporate notes and bonds	1,001	—

Total	$21,044	$(1,659)

	Twelve Months or Greater
	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
December 31, 2012
Mutual funds	$2,023	$—
Commercial paper	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	(2,376)
Corporate notes and bonds	5,755	—

Total	$45,992	$(2,376)

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

The estimated fair values of certain of our financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$427,711	$427,711	$640,147	$640,147
Restricted cash and cash equivalents	$24,486	$24,486	$18,116	$18,116
Investments	$21,044	$21,044	$45,992	$45,992
Debt	$(95,635)	$(98,640)	$(102,708)	$(106,324)
Forward contracts	$(42,892)	$(42,892)	$21,434	$21,434

NOTE 7—STOCK-BASED COMPENSATION

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

We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price. Total stock-based compensation expense, net recognized for the three months and six months ended June 30, 2013 and June 30, 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Stock Options	$1,170	$1,023	$2,200	$2,017
Restricted Stock and Restricted Stock Units	3,250	2,258	4,987	3,718
Performance Shares and Deferred Stock Units	1,767	1,235	2,923	2,075

Total	$6,187	$4,516	$10,110	$7,810

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Income (loss) from continuing operations less noncontrolling interests	$(149,423)	$52,739	$(128,870)	$112,000
Income from discontinued operations, net of tax	—	—	—	3,497

Net income (loss) attributable to McDermott International, Inc.	$(149,423)	$52,739	$(128,870)	$115,497

Weighted average common shares (basic)	236,199,438	235,681,213	236,070,311	235,444,733
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	—	1,779,552	—	1,951,964

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	236,199,438	237,460,765	236,070,311	237,396,697

Basic earnings (loss) per share
Income (loss) from continuing operations less noncontrolling interests	(0.63)	0.22	(0.55)	0.48
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.63)	0.22	(0.55)	0.49
Diluted earnings (loss) per share:
Income (loss) from continuing operations less noncontrolling interests	(0.63)	0.22	(0.55)	0.47
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.63)	0.22	(0.55)	0.49

(1)	Approximately 2.9 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three months and six months ended June 30, 2013. Approximately 1.8 million and 3.6 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three months and six months ended June 30, 2012, respectively.

NOTE 9—SEGMENT REPORTING

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Revenues(1):
Asia Pacific	$229,829	$338,464	$555,891	$635,499
Atlantic	186,554	110,304	334,738	209,908
Middle East	230,867	440,480	564,109	771,519

Total revenues	$647,250	$889,248	$1,454,738	$1,616,926

Operating income (loss):
Asia Pacific	$(32,395)	$46,605	$55,557	$104,039
Atlantic	(48,651)	(14,042)	(65,061)	(26,035)
Middle East	(68,490)	46,819	(86,999)	81,554

Total operating income (loss)	$(149,536)	$79,382	$(96,503)	$159,558

Capital expenditures(2):
Asia Pacific	$41,430	$21,666	$45,185	$38,231
Atlantic	34,303	52,615	56,313	64,490
Middle East	27,391	10,935	37,943	26,711
Corporate and Other	3,702	1,694	5,034	2,229

Total capital expenditures	$106,826	$86,910	$144,475	$131,661

Depreciation and amortization:
Asia Pacific	$4,507	$5,235	$9,537	$10,092
Atlantic	5,181	6,111	11,986	13,295
Middle East	7,516	7,554	14,026	15,048
Corporate and Other	1,892	3,698	3,769	7,439

Total depreciation and amortization	$19,096	$22,598	$39,318	$45,874

Drydock amortization:
Asia Pacific	$2,088	$2,997	$5,049	$5,989
Atlantic	1,908	2,877	3,816	6,313
Middle East	385	621	1,066	1,305

Total drydock amortization	$4,381	$6,495	$9,931	$13,607

(1)	Intersegment transactions included in revenues were not significant for any of the periods presented.
(2)

Total capital expenditures presents expenditures for which cash payments were made during the period. These amounts exclude approximately $10.8 million and $1.3 million in accrued capital expenditures for the six months ended June 30, 2013 and 2012, respectively.

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$1,176,446	$1,402,923
Atlantic	561,633	536,734
Middle East	1,262,792	1,006,284
Corporate and other	195,076	387,686

Total assets	$3,195,947	$3,333,627

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

At June 30, 2013 we had total environmental reserves of $0.6 million, all of which was included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2013, it is possible that we may incur liabilities for liquidated damages aggregating approximately $153.8 million, of which approximately $24.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to November 2013. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

Contractual Obligations

At June 30, 2013, we had outstanding obligations related to our new vessel construction contracts on the LV 108 and DLV 2000 of $418.6 million in the aggregate, with $98.0 million, $124.5 million and $196.1 million due in the years ending December 31, 2013, 2014 and 2015, respectively.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;

•	anticipated levels of demand for our products and services;

•	market outlook for the EPCI market, including deepwater;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	the effectiveness of our derivative contracts in mitigating foreign currency risk;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the restructuring of Atlantic operations, including the expected range of costs and timing of cost recognition;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the capital investment required to maintain and/or upgrade our fleet of vessels;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key information technology systems;

•	social, political and economic situations in foreign countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	interference from adverse weather conditions;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Recent Developments

Atlantic Restructuring

We previously implemented various cost reduction measures to better align our Atlantic operations with anticipated business levels. However, due to the continued decline and recurring operating losses experienced in our Atlantic segment, during the quarter ended June 30, 2013, the Company has commenced restructuring the Atlantic operations, which include the Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the second quarter of 2014). Future fabrication and marine operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have decided to exit a joint venture. Costs associated with the restructuring primarily include severance and other personnel-related costs, asset impairment and relocation costs and future unutilized lease costs. These costs are expected to range between $45 million to $60 million in the aggregate, and the majority of these costs are expected to be recognized over four quarters beginning with the quarter ended June 30, 2013. Of the total anticipated costs, we incurred approximately $15.5 million during the quarter ended June 30, 2013.

Acquisition

During the quarter ended March 31, 2013, we entered into a share purchase agreement to acquire all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. Total consideration was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury). The transaction is being accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed are recorded at their respective fair values. The preliminary purchase price allocation has not been completed and is subject to change for a period of one year following the acquisition. Results of operations and pro forma results of operations have not been presented, as the effects of this transaction were not material to our condensed consolidated financial statements.

Assets Held for Sale

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. Assets classified as held for sale are no longer depreciated. During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with interested parties to sell the DLB KP1 and DB 16.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2013, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $153.8 million, of which approximately $24.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to November 2013. We believe we will be successful in obtaining schedule extensions or other customer-

agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2012. See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on recently issued accounting standards.

Business Segments and Results of Operations

Business Segments

Our business segments consist of Asia Pacific, Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. Accordingly, we report our financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. The following is a discussion of our segments. For financial information about our segments, see Note 9 to our unaudited condensed consolidated financial statements included in this report.

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

Atlantic Segment

Through our Atlantic segment, we serve the needs of customers, primarily in the United States, Brazil, Mexico, Trinidad and Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office. The primary fabrication facilities for this segment are located in Altamira, Mexico and Morgan City, Louisiana.

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

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Asia Pacific	$229,829	$338,464	$555,891	$635,499
Atlantic	186,554	110,304	334,738	209,908
Middle East	230,867	440,480	564,109	771,519

Total revenues	$647,250	$889,248	$1,454,738	$1,616,926

Operating income (loss):
Asia Pacific	$(32,395)	$46,605	$55,557	$104,039
Atlantic	(48,651)	(14,042)	(65,061)	(26,035)
Middle East	(68,490)	46,819	(86,999)	81,554

Total operating income (loss)	$(149,536)	$79,382	$(96,503)	$159,558

Other income (expense):
Interest income, net	$428	$1,585	$770	$3,219
Gain on foreign currency—net	8,904	1,256	6,378	10,697
Other income (expense)—net	(31)	51	751	(530)

Total other income (expense)	$9,301	$2,892	$7,899	$13,386

Provision for Income Taxes	$5,902	$28,345	$33,215	$57,088

Total income from discontinued operations, net of tax	$—	$—	$—	$3,497

Net Income Attributable to Noncontrolling Interests	$3,286	$1,190	$7,051	$3,856

Three months ended June 30, 2013

Revenues decreased approximately 27%, or $242.0 million, to $647.3 million in the three months ended June 30, 2013 compared to $889.3 million for the corresponding prior-year period, due to decreases in our Middle East and Asia Pacific segments.

Revenues in our Middle East segment decreased approximately 48%, or $209.6 million, to $230.9 million in the three months ended June 30, 2013 from $440.5 million in the corresponding prior-year period, driven primarily by delays in project execution discussed below and by several projects that had significantly higher marine activities and, to a lesser extent, higher fabrication during the three months ended June 30, 2012, as compared to the three months ended June 30, 2013. The decline was partially offset by increased activity on new and other existing projects, primarily in Saudi Arabia and the Caspian Sea.

Revenues in our Asia Pacific segment decreased approximately 32%, or $108.7 million, to $229.8 million in the three months ended June 30, 2013 from $338.5 million in the corresponding prior-year period. The revenue decline in the Asia Pacific segment was primarily influenced by delays in project execution discussed below and by lower marine activity resulting from the completion of one of our significant EPCI projects that was ongoing during the quarter ended June 30, 2012, but was completed prior to the quarter ended June 30, 2013. The decrease in revenue was partially offset by increased activity on existing and newly awarded projects.

Revenues in our Atlantic segment increased approximately 69%, or $76.3 million, to $186.6 million in the three months ended June 30, 2013 compared to $110.3 million in the three months ended June 30, 2012, influenced primarily by increased fabrication activity on newly awarded projects in Mexico, partially offset by lower fabrication activity at our Morgan City fabrication facility.

Cost of Operations

Cost of operations decreased approximately 5%, or $36.4 million, to $723.3 million in the three months ended June 30, 2013 compared to $759.7 million for the corresponding prior-year period, attributable to decreases in our Middle East and Asia Pacific segments, partially offset by an increase in our Atlantic segment. Cost of operations in the Middle East segment decreased $94.8 million, primarily as a result of reduced marine activities on one of our EPCI projects, partially offset by increased activity on new and other existing projects, primarily in Saudi Arabia and the Caspian Sea. The decrease in costs of operations in our Asia Pacific segment of $26.6 million was primarily attributable to lower marine activity on one of our EPCI projects, partially offset by increased activity on existing and newly awarded projects. Cost of operations in both the Middle East and Asia Pacific segments was significantly influenced by project charges associated with changes in estimates on certain projects, which significantly offset the decline in cost of operations. Cost of operations in our Atlantic segment increased $85.0 million, primarily due to increased fabrication activities associated with new projects in Mexico and cost overruns on certain projects in our Morgan City fabrication facility, due to lower labor productivity. These cost of operations variances are discussed in more detail below in the discussion regarding operating income.

Operating Income

Operating income decreased approximately $228.9 million to an operating loss of $149.5 million in the three months ended June 30, 2013, compared to operating income of $79.4 million for the corresponding prior-year period, attributable to operating losses across each segment.

The Middle East segment reported an operating loss of $68.5 million in the three months ended June 30, 2013, as compared to operating income of $46.8 million for the corresponding prior-year period, resulting in a decrease of $115.3 million. The decrease was primarily attributable to changes in estimates on one of our EPCI projects in Saudi Arabia. On that project, we increased our estimated cost at completion by approximately $38 million in the three months ended June 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the three months ended June 30, 2013, it remains in an overall profitable position and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence on execution plans.

In addition, two other Middle East projects had significantly higher fabrication and marine activity in the prior-year period, resulting in a $35.0 million decline in operating income in the three months ended June 30, 2013 as compared to the corresponding prior-year period. One of those projects was completed prior to the quarter ended June 30, 2013, while the other project is expected to be completed by the middle of 2014.

The Asia Pacific segment reported an operating loss of $32.4 million in the three months ended June 30, 2013, as compared to operating income of $46.6 million for the corresponding prior-year period, resulting in a decrease of $79.0 million. The decrease in operating income was primarily due to project delays on a project in Malaysia related to the availability of marine vessels, specifically the marine vessel scheduled for this project, which required certain vessel upgrades. Marine campaign activities are now planned to occur in two phases to avoid anticipated adverse weather periods. As a result, the project will require two vessel mobilizations, resulting in increases to the estimated costs to complete, including those associated with forecasted liquidated damages. The marine campaign has also been impacted by third-party vessel mechanical downtime. In addition, one of our EPCI projects that had significantly higher marine activity in the three months ended June 30, 2012 was completed prior to the three months ended June 30, 2013, resulting in a decline of approximately $45 million in operating income recognized in the Asia Pacific segment in the three months ended June 30, 2013 as compared to the corresponding prior-year period.

The Atlantic segment recognized an operating loss of $48.7 million in the three months ended June 30, 2013, compared to an operating loss of $14.0 million in the three months ended June 30, 2012. This change was primarily due to changes in estimates on two projects and restructuring charges. On one of those projects, we recognized approximately $7.0 million of incremental project losses in the three months ended June 30, 2013, primarily due to lower than expected labor productivity. That project is currently in a loss position and is expected to be completed by the end of 2013. We also recognized project losses of approximately $3.0 million in the three months ended June 30, 2013 on a fabrication project in Morgan City, which was completed during the quarter ended June 30, 2013.

During the quarter ended June 30, 2013, we commenced restructuring the Atlantic operations. Costs associated with the restructuring primarily include severance and other personnel costs, asset impairment and relocation costs and future unutilized lease costs. These costs are expected to range between $45 million to $60 million and the majority of these costs are expected to be recognized over the four quarters beginning with the quarter ended June 30, 2013. Of the total anticipated costs, the Atlantic segment recognized approximately $15.5 million during the quarter ended June 30, 2013.

The results of the Atlantic segment also includes two projects in Brazil that contributed revenues but no income in the three months ended June 30, 2013. One of those projects is a five-year charter that began in early 2012. We are accounting for the other project under our deferred profit recognition policy, due to the “first of a kind” nature of the project, and we expect to recognize profit attributable to this contract by the end of 2013. These projects contain significant levels of uncertainty and, as a result, we can provide no assurance as to the expected operating margins for the year ending December 31, 2013.

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

Other Items in Operating Income

Selling, general and administrative expenses increased $5.1 million to $52.6 million in the three months ended June 30, 2013 as compared to $47.5 million in the three months ended June 30, 2012, as a result of stock-based compensation and, to a lesser extent, costs associated with our bids and proposals.

Equity in loss of unconsolidated affiliates changed $2.8 million to a loss of $5.5 million for the three months ended June 30, 2013, as compared to a loss of $2.7 million in the three months ended June 30, 2012, primarily attributable to increased equity losses from two of our unconsolidated joint ventures.

Other Items

Results for the quarters ended June 30, 2013 and 2012 were not significantly impacted by interest income, net or other income (expense), net, due primarily to lower cash and cash equivalents balances, the continuation of low interest rates in general and the capitalization of interest expense on capital projects.

Gain on foreign currency—net increased by $7.6 million to $8.9 million in the three months ended June 30, 2013 from $1.3 million in the three months ended June 30, 2012, primarily due to foreign currency gains of $1.6 million and gains related to derivative instruments and hedging activities of $7.3 million recognized during the three months ended June 30, 2013, as compared to foreign currency losses of approximately $7.9 million and gains related to derivative instruments and hedging activities of $9.1 million recognized during the three months ended June 30, 2012.

Provision for Income Taxes

For the three months ended June 30, 2013, we recognized a loss before provision for income taxes of $140.2 million, compared to income of $82.3 million in the three months ended June 30, 2012. In the aggregate, the provision for income taxes was $5.9 million and $28.3 million for the three months ended June 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, the United Arab Emirates and Malaysia).

Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $2.1 million to $3.3 million in the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012, primarily due to increased activity at one of our consolidated joint ventures.

Six months ended June 30, 2013

Revenues

Revenues decreased approximately 10%, or $162.2 million, to approximately $1.5 billion in the six months ended June 30, 2013 compared to $1.6 billion for the corresponding prior-year period, due to decreases in our Middle East and Asia Pacific segments.

Revenues in our Middle East segment decreased approximately 27%, or $207.4 million, to $564.1 million in the six months ended June 30, 2013 from $771.5 million in the corresponding prior-year period, driven primarily by delays in project execution discussed below and by several projects that had significantly higher marine activities during the six months ended June 30, 2012, as compared to the six months ended June 30, 2013. The decline was partially offset by increased activity on new and other existing projects, primarily in Saudi Arabia and the Caspian Sea.

Revenues in our Asia Pacific segment decreased approximately 13%, or $79.6 million, to $555.9 million in the six months ended June 30, 2013 from $635.5 million in the corresponding prior-year period. The revenue decline in the Asia Pacific segment was primarily influenced by delays in project execution discussed below and by lower marine activity resulting from the completion of one of our significant EPCI projects that was ongoing during the six months ended June 30, 2012 but was completed prior to the six months ended June 30, 2013. The decrease in revenue was partially offset by increased activity on existing and, to a lesser extent, newly awarded projects.

Revenues in our Atlantic segment increased approximately 59%, or $124.8 million, to $334.7 million in the six months ended June 30, 2013 compared to $209.9 million in the six months ended June 30, 2012, influenced primarily by increased fabrication activity on newly awarded projects in Mexico, which was partially offset by lower fabrication activity at our Morgan City fabrication facility.

Cost of Operations

Cost of operations increased approximately 6%, or $78.9 million, to $1.4 billion in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, attributable to an increase in our Atlantic segment, partially offset by decreases in our Middle East and Asia Pacific segments. Cost of operations in our Atlantic segment increased $135.1 million, primarily due to increased fabrication activities associated with new projects in Mexico and cost overruns on certain projects at our Morgan City fabrication facility. Costs of operations in the Middle East segment decreased $40.4 million, primarily as a result of reduced marine activities on one of our EPCI projects, partially offset by increased activity on new and other existing projects, primarily in Saudi Arabia and the Caspian Sea. The decrease in costs of operations in our Asia Pacific segment of $15.8 million was primarily due to lower marine activity on one of our significant EPCI projects that was ongoing during the six months ended June 30, 2012, but was nearing completion during the six months ended June 30, 2013. These cost of operations variances are discussed in more detail below in the discussion regarding operating income.

Operating Income

Operating income decreased $256.1 million to an operating loss of $96.5 million in the six months ended June 30, 2013 from operating income of $159.6 million in the six months ended June 30, 2012, attributable to declines experienced in each segment.

The Middle East segment reported an operating loss of $87.0 million in the six months ended June 30, 2013, as compared to operating income of $81.6 million for the corresponding prior-year period, a decrease of $168.6 million. The decrease was primarily attributable to changes in estimates on one of our EPCI projects in Saudi Arabia that resulted in a project loss of approximately $43 million in the six months ended June 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in estimated costs to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the six months ended June 30, 2013, it remains in an overall profitable position and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence on execution plans.

In addition, two other Middle East projects, which had significantly higher fabrication and marine activity in the prior-year period, contributed approximately $67 million to the decline in operating results recognized in the Middle East segment. One of those projects was completed prior to the six months ended June 30, 2013, while the other project is expected to be completed by the middle of 2014.

The Asia Pacific segment reported operating income of $55.6 million in the six months ended June 30, 2013, as compared to operating income of $104.0 million for the corresponding prior-year period, resulting in a decrease of $48.4 million. The decrease in operating income was primarily attributable to project charges of approximately $66.0 million on one of our subsea projects (the project in Malaysia discussed above). These charges were primarily due to project delays related to the availability of the marine vessel dedicated for this project, which required certain vessel upgrades. Marine campaign activities are now planned to occur in two phases to avoid anticipated adverse weather periods. As a result, the project will require two vessel mobilizations, resulting in increases to the estimated costs to complete, including costs associated with forecasted liquidated damages. The marine campaign has also been impacted by third-party vessel mechanical downtime. In addition, one of our major EPCI projects that had significantly higher marine activity in the six months ended June 30, 2012 and was substantially complete prior to the six months ended June 30, 2013 contributed approximately $34 million to the decline in operating income recognized in the Asia Pacific segment. The decrease in operating income was partially offset by increased activity on existing and newly awarded projects.

The Atlantic segment recognized an operating loss of $65.1 million in the six months ended June 30, 2013, compared to an operating loss of $26.0 million in the six months ended June 30, 2012. This change was primarily due to increased cost overruns on certain projects and restructuring charges. The Atlantic segment recognized approximately $14.0 million of incremental project losses on one project in the six months ended June 30, 2013, primarily due to lower than expected labor productivity. That project is currently in a loss position and is expected to be completed by the end of 2013. The results of the Atlantic segment also include two projects in Brazil that contributed revenues but no income in the six months ended June 30, 2013. One of those projects is a five-year charter that began in early 2012. We are accounting for the other project under our deferred profit recognition policy, due to the “first of a kind” nature of the project.

As discussed above, we commenced restructuring the Atlantic operations during the three months ended June 30, 2013.

Other Items in Operating Income

Selling, general and administrative expenses increased $10.7 million to $104.8 million in the six months ended June 30, 2013 as compared to $94.1 million in the six months ended June 30, 2012. The increase was primarily due to increased bid and proposal costs and, to a lesser extent, costs incurred in connection with the Deepsea acquisition and costs associated with stock-based compensation.

Equity in income (loss) of unconsolidated affiliates increased $3.3 million to a loss of $9.6 million in the six months ended June 30, 2013 as compared to a loss of $6.3 million in the six months ended June 30, 2012, primarily attributable to increased equity losses from two of our unconsolidated joint ventures.

Other Items

Results for the six months ended June 30, 2013 and 2012 were not significantly impacted by interest income, net or other income (expense).

Gain on foreign currency—net decreased by $4.3 million to income of $6.4 million in the six months ended June 30, 2013 from income of $10.7 million in the six months ended June 30, 2012, primarily due to gains related to derivative instruments and hedging activities of approximately $4.4 million recognized during the 2013 period, as compared to gains related to derivative instruments and hedging activities of approximately $12.0 million recognized during the 2012 period.

Provision for Income Taxes

For the six months ended June 30, 2013, we recognized a loss before provision for income taxes of $88.6 million, compared to income of $172.9 million in the six months ended June 30, 2012. In the aggregate, the provision for income taxes was $33.2 million and $57.1 million for the six months ended June 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, the United Arab Emirates and Malaysia).

At June 30, 2013, we had foreign net operating loss carryforwards available to offset future taxable income in foreign jurisdictions with a valuation allowance of $69 million against $78 million of the related deferred taxes. The remaining $9 million of foreign deferred taxes is expected to be realized through future foreign taxable income. At June 30, 2013, we had U.S. federal net operating loss carryforwards but had fully reserved the $133 million deferred tax asset.

Discontinued Operations

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61 million, resulting in a gain on the sale of approximately $0.3 million. Total income from discontinued operations, net of tax was income of $3.5 million for the six months ended June 30, 2012.

Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $3.2 million to $7.1 million in the six months ended June 30, 2013 from $3.9 million in the six months ended June 30, 2012, primarily due to increased activity at two of our consolidated joint ventures.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and those that are in progress. These amounts are presented in U.S. dollars and are based on rates that we have contractually agreed to with our customers. Currency risk associated with backlog contracts that is not naturally mitigated within the contract is generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against our customers. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog, except to the extent of any contract awards we may receive from those joint ventures.

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts management expects to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. The total unapproved change orders included in our estimates at completion aggregated approximately $445 million, of which approximately $170 million was included in backlog at June 30, 2013. If an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

For amounts included in backlog that are attributable to claims, we include those claims in backlog when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts management expects to recover or associated costs incurred. Total claims revenue included in backlog at June 30, 2013 and December 31, 2012 was approximately $58 million and $85 million, respectively. See Note 1 to our unaudited condensed consolidated financial statements included in this report for a discussion of claims revenue included in our estimates at completion as of June 30, 2013.

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

Of the June 30, 2013 backlog amount of $5.1 billion, approximately $375.1 million relates to three active projects that are in loss positions, whereby future revenues are expected to be equal to costs when recognized. In addition, approximately $187.2 million of such backlog is associated with a marine project in our Asia Pacific segment, which we expect to complete by the middle of 2014, and approximately $180.8 million pertains to a five-year charter in Brazil, which we began in early 2012 in our Atlantic segment. Additionally, we have a project in the Atlantic segment that we are accounting for under our deferred profit recognition policy, representing $211.9 million of the June 30, 2013 backlog.

The following table summarizes changes to our backlog:

(In thousands)
Backlog at December 31, 2012	$5,067,164
Bookings from new awards	992,479
Additions and reductions on existing contracts	485,963
Less: Amounts recognized in revenues	1,454,738

Backlog at June 30, 2013	$5,090,868

Our backlog by segment was as follows:

	June 30, 2013		December 31, 2012
	(In thousands)
Asia Pacific	$2,646,123	52%	$3,003,358	59%
Atlantic	920,144	18%	978,853	20%
Middle East	1,524,601	30%	1,084,953	21%

Total Backlog	$5,090,868	100%	$5,067,164	100%

Of the June 30, 2013 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter
	(In thousands)
Total Backlog	$1,461,976	$2,218,299	$1,410,593

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as amended in August 2011, and March 2013 and August 2013 (the “Credit Agreement”), provide an additional resource to fund our operating and investing activities. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months.

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

Capital expenditures for the six months ended June 30, 2013 were $144.5 million, as compared to $131.7 million for the six months ended June 30, 2012. Capital expenditures for the six months ended June 30, 2013 were primarily attributable to the construction of the Lay Vessel 108 (“LV 108”) and upgrades to the Lay Vessel North Ocean 105 (“NO 105”) and DB 32, as well as costs associated with upgrading the capabilities of other marine vessels. The NO 105 was placed into service in 2012. Capital expenditures in the six months ended June 30, 2012 were primarily attributable to the construction of the NO 105 and an upgrade of the capabilities of the North Ocean 102 (“NO 102”), as well as other upgrades to other marine vessels in our fleet.

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

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $231.1 million to $473.2 million at June 30, 2013 from $704.3 million at December 31, 2012.

At June 30, 2013, we had current restricted cash and cash equivalents totaling $24.5 million, all of which was held in restricted foreign-entity accounts.

At June 30, 2013, we had investments with a fair value of $21.0 million. Our investment portfolio consists of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $1.9 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash decreased by $120.9 million to a liability position of $102.4 million at June 30, 2013 from an $18.5 million asset position at December 31, 2012, primarily due to decreases in receivables and short-term investments and, to a lesser extent, increases in short-term notes payable and accounts payable.

Contracts in Progress and Advanced Billings on Contracts

Our net contracts in progress and advanced billings on contracts increased by $4.0 million to $322.5 million at June 30, 2013 from $318.5 million at December 31, 2012.

Cash Flow Activities—Continuing Operations

Operating activities. Our net cash used in operating activities was $96.5 million in the six months ended June 30, 2013, compared to net cash provided by operating activities of $91.2 million in the six months ended June 30, 2012. This change was primarily attributable to the operating loss in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Investing activities. Our net cash used in investing activities was $96.7 million in the six months ended June 30, 2013, compared to cash used in investing activities of $76.2 million in the three months ended June 30, 2012. This change was primarily attributable to a decrease in the sales and purchases of available-for-sale securities and an increase in the purchases of plant, property and equipment, partially offset by proceeds associated with vessel sales.

Financing activities. Our net cash used in financing activities was $19.4. million in the six months ended June 30, 2013 as compared to net cash used in financing activities of $2.3 million in the six months ended June 30, 2012. The change was primarily attributable to increased payments related to the financing for the NO 105 and NO 102.

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

On August 2, 2013, we amended the Credit Agreement to, among other things: (1) add certain amounts to EBITDA (as defined in the Credit Agreement) for the fiscal quarters ended December 31, 2012, March 31, 2013 and June 30, 2013; (2) permit us to add to EBITDA certain cash expenses related to the Atlantic segment restructuring for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014; and (3) increase the maximum permitted leverage ratio of total indebtedness to EBITDA from 3.00:1.00 to 3.75:1.00 for the quarters ending September 30, 2013, December 31, 2013 and March 31, 2014. The August amendment to the Credit Agreement also provides that if we issue senior unsecured notes with a principal amount of at least $300 million, from the date of such issuance until March 31, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 5.00:1.00 and we will have to comply with a maximum permitted secured leverage ratio of total secured indebtedness to EBITDA of 2.00:1.00. The maximum leverage ratio and the minimum interest coverage ratio as defined in the Credit Agreement may differ in the method of calculation from similarly titled measures used by other companies or in other agreements. The Credit Agreement also contains covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement by generating sufficient income from operations. At June 30, 2013, we were in compliance with our covenant requirements. A comparison of the key financial covenants and compliance (prior to the amendment to the credit Agreement effected in August 2013) is as follows:

	Required	Actual
Maximum leverage ratio	3.00	0.92
Minimum interest coverage ratio	4.00	17.19

Loans outstanding under the Credit Agreement bear interest at the borrower’s option at either the Eurodollar rate plus a margin ranging from 1.50% to 2.50% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.50% to 1.50% per year. The applicable margin for revolving loans varies depending on the credit ratings of the Credit Agreement. We are charged a commitment fee on the unused portions of the Credit Agreement, and that fee varies between 0.200% and 0.450% per year depending on the credit ratings of the Credit Agreement. Additionally, we are charged a letter of credit fee of between 1.50% and 2.50% per year with respect to the amount of each financial letter of credit issued under the Credit Agreement and a letter of credit fee of between 0.75% and 1.25% per year with respect to the amount of each performance letter of credit issued under the Credit Agreement, in each case depending on the credit ratings of the Credit Agreement. Under the Credit Agreement, we also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement. In connection with entering into the Credit Agreement and certain amendments to the Credit Agreement, we paid certain fees to the lenders thereunder, and certain arrangement and other fees to the arrangers and agents for the Credit Agreement, which are being amortized to interest expense over the term of the Credit Agreement.

At June 30, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $265.8 million. At June 30, 2013, there was $684.2 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. There were no borrowings under the Credit Agreement during the quarter ended June 30, 2013. Had there been any such borrowings at June 30, 2013, the applicable base interest rate would have been approximately 4.0% per annum. In addition, we had $116.4 million in outstanding unsecured bilateral letters of credit at June 30, 2013.

At June 30, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we had consolidated notes payable of $34.4 million and $37.3 million on our consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, of which $34.4 million and $6.0 million was classified as current notes payable at June 30, 2013 and December 31, 2012, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.315% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. There was $61.3 million and $65.4 million in borrowings outstanding under this agreement on our balance sheets at June 30, 2013 and December 31, 2012, respectively, of which $8.2 million was classified as current notes payable at June 30, 2013 and December 31, 2012.

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

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of June 30, 2013, the aggregate principal amount of bonds issued under these arrangements totaled $46.2 million.

Derivative Contracts

We previously entered into derivative contracts to mitigate currency exchange movements primarily associated with certain firm purchase commitments and various foreign currency expenditures we expect to incur on one of our Asia Pacific segment’s EPCI projects through 2017. While we currently believe that these contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the project may cause reduced effectiveness of these derivative contracts. Therefore, we may experience larger gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts.

At June 30, 2013, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.5 billion at June 30, 2013, with maturities extending through 2017. Of this amount, approximately $815.9 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 10 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2013, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1—April 30, 2013	—	$—	not applicable	not applicable
May 1—May 31, 2013	5,151	8.88	not applicable	not applicable
June 1—June 30, 2013	214	8.96	not applicable	not applicable

Total	5,365	$8.99	not applicable	not applicable

Item 5. Other Information

Pending Retirement of Chief Operating Officer

Mr. John T. McCormack, our Executive Vice President and Chief Operating Officer, informed the Company that he intends to retire effective in the fourth quarter of 2013.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Amendment No. 3 to Credit Agreement, dated as of August 2, 2013, the parties to which include McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

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

McDERMOTT INTERNATIONAL, INC.

By:	/s/ PERRY L. ELDERS
Perry L. Elders Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 5, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Amendment No. 3 to Credit Agreement, dated as of August 2, 2013, the parties to which include McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document