Form 10-Q
period 2013-09-30
MCDERMOTT INTERNATIONAL INC
filed 2013-11-04
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding at October 28, 2013 was 236,584,459.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$686,856	$1,028,745	$2,141,594	$2,645,671

Costs and Expenses:
Cost of operations	686,415	889,823	2,122,488	2,246,961
Selling, general and administrative expenses	46,443	51,834	151,286	145,927
Gain on asset disposals	(763)	(85)	(15,492)	(282)
Restructuring charges	4,040	—	19,502	—

Total costs and expenses	736,135	941,572	2,277,784	2,392,606

Equity in Loss of Unconsolidated Affiliates	(3,375)	(4,692)	(12,967)	(11,026)

Operating Income (Loss)	(52,654)	82,481	(149,157)	242,039

Other Income:
Interest income, net	363	996	1,133	4,215
Gain on foreign currency—net	4,460	488	10,838	11,185
Other income (expense)—net	1,062	242	1,813	(288)

Total other income	5,885	1,726	13,784	15,112

Income (loss) from continuing operations before provision for income taxes and noncontrolling interests	(46,769)	84,207	(135,373)	257,151

Provision for Income Taxes	12,278	29,916	45,493	87,004

Income (loss) from continuing operations before noncontrolling interests	(59,047)	54,291	(180,866)	170,147

Total income from discontinued operations, net of tax	—	—	—	3,497

Net Income (Loss)	(59,047)	54,291	(180,866)	173,644

Less: Net Income Attributable to Noncontrolling Interests	5,023	3,679	12,074	7,535

Net Income (Loss) Attributable to McDermott International, Inc.	$(64,070)	$50,612	$(192,940)	$166,109

Earnings (Loss) per Common Share:
Basic:
Income (loss) from continuing operations, less noncontrolling interests	(0.27)	0.21	(0.82)	0.69
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.27)	0.21	(0.82)	0.70
Diluted:
Income (loss) from continuing operations, less noncontrolling interests	(0.27)	0.21	(0.82)	0.68
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.27)	0.21	(0.82)	0.69
Shares used in the computation of earnings per share:
Basic	236,257,920	235,817,203	236,132,847	235,568,889
Diluted	236,257,920	237,867,000	236,132,847	237,553,463

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Net Income (Loss)	$(59,047)	$54,291	$(180,866)	$173,644

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,438	2,864	10,308	8,590
Unrealized gain on investments	158	580	599	1,708
Translation adjustments	(1,245)	4,286	(765)	10,725
Unrealized gain (loss) on derivatives	24,770	19,324	(46,270)	(4,779)
Realized loss on derivatives	320	2,978	1,282	5,379

Other comprehensive income (loss), net of tax(1)	27,441	30,032	(34,846)	21,623

Total Comprehensive Income (Loss)	$(31,606)	$84,323	$(215,712)	$195,267

Less: Comprehensive Income Attributable to Noncontrolling Interests.	5,026	3,679	12,050	7,636

Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$(36,632)	$80,644	$(227,762)	$187,631

(1)	The tax impacts on amounts presented in other comprehensive income (loss) are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$282,370	$640,147
Restricted cash and cash equivalents	18,488	18,116
Accounts receivable—trade, net	341,458	428,800
Accounts receivable—other	110,252	75,461
Contracts in progress	586,120	560,154
Deferred income taxes	11,184	9,765
Assets held for sale	1,396	2,679
Other current assets	40,959	54,667

Total Current Assets	1,392,227	1,789,789

Property, Plant and Equipment	2,337,706	2,115,176
Less accumulated depreciation	(865,897)	(833,385)

Net Property, Plant and Equipment	1,471,809	1,281,791
Investments	17,282	26,750
Goodwill	41,202	41,202
Investments in Unconsolidated Affiliates	26,753	37,435
Assets Held for Sale	12,243	26,758
Other Assets	195,765	129,902

Total Assets	$3,157,281	$3,333,627

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$41,037	$14,146
Accounts payable	371,674	400,007
Accrued liabilities	393,024	369,418
Advance billings on contracts	312,268	241,696
Deferred income taxes	18,119	10,758
Income taxes payable	29,530	76,986

Total Current Liabilities	1,165,652	1,113,011

Long-Term Debt	53,104	88,562
Self-Insurance	26,696	22,641
Pension Liability	24,057	25,069
Other Liabilities	149,320	132,239
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 243,941,008 and 243,442,156 shares at September 30, 2013 and December 31, 2012, respectively	243,941	243,442
Capital in excess of par value	1,405,289	1,391,271
Retained earnings	252,816	445,756
Treasury stock, at cost, 7,665,632 and 7,574,903 shares at September 30, 2013 and December 31, 2012, respectively	(98,690)	(98,725)
Accumulated other comprehensive loss	(129,235)	(94,413)

Stockholders’ Equity—McDermott International, Inc.	1,674,121	1,887,331
Noncontrolling Interests	64,331	64,774

Total Equity	1,738,452	1,952,105

Total Liabilities and Equity	$3,157,281	$3,333,627

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(180,866)	$173,644
Less: Income from discontinued operations, net of tax	—	3,497

Income (loss) from continuing operations	$(180,866)	$170,147
Non-cash items included in net income:
Depreciation and amortization	60,114	65,956
Drydock amortization	14,179	21,606
Equity in loss of unconsolidated affiliates	12,967	11,026
Gain on asset disposals and impairments—net	(15,492)	(282)
Restructuring charges	12,940	—
Provision (benefit) from deferred taxes	(3,761)	3,929
Other non-cash items	14,817	17,779
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	50,206	(113,460)
Net contracts in progress and advance billings on contracts	44,601	(225,340)
Accounts payable	(27,953)	58,675
Accrued and other current liabilities	3,038	66,125
Pension liability and accrued postretirement and employee benefits	(29,196)	17,322
Derivative instruments and hedging activities	(46,270)	(4,880)
Other assets and liabilities	(77,434)	21,046

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	(168,110)	109,649

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(225,397)	(179,284)
Increase in restricted cash and cash equivalents	(372)	(1,112)
Purchases of available-for-sale securities	(9,886)	(82,735)
Sales and maturities of available-for-sale securities	39,210	164,807
Proceeds from the sale and disposal of assets	37,189	405
Other investing activities, net	(8,503)	(2,305)

Net Cash Used In Investing Activities—Continuing Operations	(167,759)	(100,224)
Net Cash Provided By Investing Activities—Discontinued Operations	—	60,671

Total Cash Used In Investing Activities	(167,759)	(39,553)

Cash Flows From Financing Activities:
Increase in debt	80,000	19,033
Payment of debt	(88,567)	(4,482)
Noncontrolling interests distributions and other	(12,493)	(15,728)
Other financing activities, net	(1,033)	(2,642)

Net Cash Used In Financing Activities—Continuing Operations	(22,093)	(3,819)

Effects of exchange rate changes on cash and cash equivalents	185	1,663

Net increase (decrease) in cash and cash equivalents	(357,777)	67,940
Cash and cash equivalents at beginning of period	640,147	570,854

Cash and cash equivalents at end of period—Continuing Operations	$282,370	$638,794

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$90,462	$58,157

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712
Net income	—	—	—	166,109	—	—	166,109	7,535	173,644
Other comprehensive income, net of tax	—	—	—	—	—	21,522	21,522	101	21,623
Exercise of stock options	191,984	192	697	—	—	—	889	—	889
Share vesting	810,786	811	(811)	—	(36)	—	(36)	—	(36)
Purchase of treasury shares	—	—	—	—	(2,862)	—	(2,862)	—	(2,862)
Stock-based compensation charges	—	—	11,449	—	—	—	11,449	—	11,449
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,728)	(15,728)

Balance September 30, 2012	243,419,194	$243,419	$1,387,311	$405,212	$(98,725)	$(80,508)	$1,856,709	$65,982	$1,922,691

Balance December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105
Net income	—	—	—	(192,940)	—	—	(192,940)	12,074	(180,866)
Other comprehensive income, net of tax	—	—	—	—	—	(34,822)	(34,822)	(24)	(34,846)
Exercise of stock options	54,454	55	93	—	—	—	148	—	148
Share vesting	444,398	444	(444)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)
Stock-based compensation charges	—	—	14,369	—	1,123	—	15,492	—	15,492
Noncontrolling interests distributions and other	—	—	—	—	—	—	—	(12,493)	(12,493)

Balance September 30, 2013	243,941,008	$243,941	$1,405,289	$252,816	$(98,690)	$(129,235)	$1,674,121	$64,331	$1,738,452

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

During the quarter ended March 31, 2013, we acquired Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. During the quarter ended June 30, 2013, we commenced a restructuring of our Atlantic segment. See Note 2 for information relating to our acquisition and disposition-related activities.

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

In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts management expects to recover or costs incurred. The total unapproved change orders included in our estimates at completion aggregated approximately $468 million, of which approximately $138 million was included in backlog at September 30, 2013. Unapproved change orders that are disputed by the customer are treated as claims.

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

We currently account for an Atlantic segment project under our deferred profit recognition policy. This project was awarded to one of our joint ventures, and the Atlantic segment’s backlog includes a subcontract from that joint venture, of which $151.3 million relating to this project remains in backlog at September 30, 2013. This project contributed revenues and costs equally, totaling approximately $36.0 million and $16.0 million for the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $79.0 million and $29.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

Claims Revenue

Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the claims at September 30, 2013 were involved in litigation.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $186.3 million and $78.6 million as of September 30, 2013 and 2012, respectively. Approximately 41%, 8% and 51% of those claim amounts at September 30, 2013 were related to our Asia Pacific, Atlantic and Middle East segments, respectively. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the three months ended September 30, 2013 and 2012, $17.6 million and $7.0 million, respectively, of revenues and costs are included in our financial statements pertaining to claims. For the nine months ended September 30, 2013 and 2012, $56.9 million and $45.0 million, respectively, of revenues and costs are reflected in our financial statements pertaining to claims. Approximately 10%, 11% and 79% of those claim amounts are related to our Asia Pacific, Atlantic and Middle East segments, respectively.

Our unconsolidated joint ventures also included an aggregate of $3.7 million of claims revenue and costs in their financial results for the nine months ended September 30, 2013, with no amounts recognized during the three months ended September 30, 2013. For the three months and nine months ended September 30, 2012, our joint ventures included approximately $9.0 million and $14.0 million, respectively of claims revenue and costs in their financial results.

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

As of September 30, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

We currently have four active projects in our backlog that are in loss positions at September 30, 2013, whereby future revenues are expected to equal costs when recognized. Included in these projects are a marine project in our Asia Pacific segment, which we began in 2012 and expect to complete by mid-2014, and a five-year charter in Brazil, which we began in early 2012 and we are conducting through our Atlantic segment.

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

The following is a discussion of our most significant changes in estimates, which impacted operating income in each of our segments for the three and nine months ended September 30, 2013 and 2012.

Three months ended September 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on one subsea project in Malaysia. On that project, we increased our estimated cost at completion by approximately $66.0 million in the three months ended September 30, 2013. The changes in estimates experienced on this project were primarily due to further delays in vessel availability related to downtime for the North Ocean 105 (“NO 105”) resulting from mechanical issues. The changes in estimates on this project were partially offset by approximately $33.0 million of improvements related to arrangements with our customer, resulting in a net decline recognized in the three months ended September 30, 2013 of approximately $33.0 million. This project is currently in a loss position and is expected to be completed by mid-2014.

The Atlantic segment was impacted by changes in estimates on one project in Mexico. On that project, we recognized approximately $9.0 million of project losses in the three months ended September 30, 2013, primarily due to increased fabrication costs associated with increases to the scope of the project and incremental costs associated with productivity. The project is currently in a loss position and is expected to be completed during the second half of 2015.

The Middle East segment was not significantly impacted by changes in estimates during the quarter ended September 30, 2013.

Nine months ended September 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on the project in Malaysia described above. On that project, we increased our estimated cost at completion by approximately $132.0 million in the nine months ended September 30, 2013. The changes in estimates experienced on this project were primarily due to delays in vessel availability related to downtime for the NO 105 resulting from mechanical issues. The changes in estimates on this project were partially offset by approximately $33.0 million of improvements related to arrangements with our customer, resulting in a net decline recognized in the nine months ended September 30, 2013 of approximately $99.0 million. This project is currently in a loss position and is expected to be completed by mid-2014.

The Middle East segment was impacted by changes in estimates on an EPCI project in Saudi Arabia. On that project, we increased our estimated cost at completion by approximately $38.0 million in the nine months ended September 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the nine months ended September 30, 2013, it remains in an overall profitable position and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence on execution plans.

The Atlantic segment was impacted by changes in estimates on two projects. On those projects, we recognized approximately $21.0 million of incremental project losses in the nine months ended September 30, 2013, primarily due to lower than expected labor productivity and incremental fabrication costs. Both projects are currently in loss positions. One project that experienced lower labor productivity is expected to be completed by the end of 2013, while the other project that recognized additional costs associated with fabrication activities is expected to be completed by the third quarter of 2015.

2012 Periods

Operating income for each of the three-month and nine-month periods ended September 30, 2012 was not significantly affected by changes in estimates.

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

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At September 30, 2013, all of our restricted cash was held in restricted foreign-entity accounts.

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

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$159,768	$273,729
Completed contracts	104,397	38,858
Retainages	95,283	133,619
Unbilled	4,325	4,710
Less allowances	(22,315)	(22,116)

Accounts receivable—trade, net	$341,458	$428,800

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

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$95,283	$133,619
Retainages expected to be collected after one year	83,652	32,085

Total retainages	$178,935	$165,704

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Accounts Receivable—Other

Accounts receivable—other was $110.3 million and $75.5 million at September 30, 2013 and December 31, 2012, respectively. The balance primarily relates to transactions with unconsolidated affiliates, accrued but unbilled revenues, receivables associated with value-added taxes and hedging activities. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of September 30, 2013 and December 31, 2012, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress were $586.1 million and $560.1 million at September 30, 2013 and December 31, 2012, respectively. Advance billings on contracts were $312.3 million and $241.7 million at September 30, 2013 and December 31, 2012, respectively. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Costs incurred less costs of revenue recognized	$91,401	$65,321
Revenues recognized less billings to customers	494,719	494,833

Contracts in Progress	$586,120	$560,154

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Billings to customers less revenue recognized	$476,747	$394,352
Costs incurred less costs of revenue recognized	(164,479)	(152,656)

Advance Billings on Contracts	$312,268	$241,696

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

Accumulated Other Comprehensive Loss

The components of AOCI included in stockholders’ equity are as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(4,131)	$(3,366)
Net loss on investments	(1,717)	(2,316)
Net gain (loss) on derivative financial instruments	(33,229)	11,735
Unrecognized losses on benefit obligations	(90,158)	(100,466)

Accumulated other comprehensive loss	$(129,235)	$(94,413)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

For the three months ended September 30, 2013	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited)
	(In thousands)
Balance, June 30, 2013	$(1,875)	$(58,316)	$(2,886)	$(93,596)	$(156,673)
Other comprehensive income (loss)	158	24,767	(1,245)	—	23,680
Amounts reclassified from AOCI	—	320 (3)	—	3,438 (4)	3,758

Net current period other comprehensive income (loss)	158	25,087	(1,245)	3,438	27,438

Balance, September 30, 2013	$(1,717)	$(33,229)	$(4,131)	$(90,158)	$(129,235)

For the nine months ended September 30, 2013	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited)
	(In thousands)
Balance, December 31, 2012	$(2,316)	$11,735	$(3,366)	$(100,466)	$(94,413)
Other comprehensive income (loss)	599	(46,246)	(765)	—	(46,412)
Amounts reclassified from AOCI	—	1,282 (3)	—	10,308 (4)	11,590

Net current period other comprehensive income (loss)	599	(44,964)	(765)	10,308	(34,822)

Balance, September 30, 2013	$(1,717)	$(33,229)	$(4,131)	$(90,158)	$(129,235)

(1)	Refer to Note 5 for additional details
(2)	Refer to Note 4 for additional details
(3)	Reclassified to cost of operations
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

Three months ended September 30, 2013

For the three months ended September 30, 2013, we recognized a loss before provision for income taxes of $46.8 million, compared to income of $84.2 million in the three months ended September 30, 2012. In the aggregate, the provision for income taxes was $12.3 million and $29.9 million for the three months ended September 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, Mexico and Malaysia).

Nine months ended September 30, 2013

For the nine months ended September 30, 2013, we recognized a loss before provision for income taxes of $135.4 million, compared to income of $257.2 million in the nine months ended September 30, 2012. In the aggregate, the provision for income taxes was $45.5 million and $87.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, the United Arab Emirates and Malaysia).

At September 30, 2013, we had foreign net operating loss carryforwards available to offset future taxable income in foreign jurisdictions with a valuation allowance of $76.0 million against $85.0 million of the related deferred taxes. The remaining $9.0 million of foreign deferred taxes is expected to be realized through future foreign taxable income. At September 30, 2013, we had U.S. federal net operating loss carryforwards but had fully reserved the $135.0 million deferred tax asset.

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

Nine Months Ended September 30, 2012
(Unaudited)
(In thousands)
Revenues	$8,184

Gain on disposal of discontinued operations	257
Income before provision for income taxes	3,240

Income from discontinued operations, net of tax	$3,497

Restructuring and Management Charges

We commenced a restructuring of our Atlantic operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the second quarter of 2014). Future fabrication operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have reached an agreement in principle to exit our joint venture operation in Brazil, which was specifically formed to construct and integrate floating, production, storage, off-loading (“FPSO”) modules.

In addition, in October 2013, we announced certain executive management changes that will become effective during the quarter ending December 31, 2013.

Costs associated with our restructuring activities and the management changes will primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs and future unutilized lease costs. The total costs are expected to range between $55 million to $65 million in the aggregate. Of the total anticipated costs, we incurred approximately $4.0 million during the quarter ended September 30, 2013 and had incurred an aggregate of $19.5 million as of September 30, 2013. We expect to recognize the majority of these costs during the quarters ending December 31, 2013 and March 31, 2014.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

Credit Facility

In May 2010, we entered into a credit agreement with a syndicate of lenders and letter of credit issuers (as last amended in August 2013, the “Credit Agreement”). The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder.

In August 2013, we amended the Credit Agreement to, among other things: (1) add certain amounts to EBITDA (as defined in the Credit Agreement) for the fiscal quarters ended December 31, 2012, March 31, 2013 and June 30, 2013; (2) permit us to add to EBITDA certain cash expenses related to the Atlantic segment restructuring for the quarters ended or ending September 30, 2013, December 31, 2013 and March 31, 2014; and (3) increase the maximum permitted leverage ratio of total indebtedness to EBITDA from 3.00:1.00 to 3.75:1.00 for the quarters ended or ending September 30, 2013, December 31, 2013 and March 31, 2014. The August amendment to the Credit Agreement also provides that if we issue senior unsecured notes with a principal amount of at least $300 million, from the date of such issuance until March 31, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 5.00:1.00 and we will have to comply with a maximum permitted secured leverage ratio of total secured indebtedness to EBITDA of 2.00:1.00. The maximum leverage ratio and the minimum interest coverage ratio as defined in the Credit Agreement may differ in the method of calculation from similarly titled measures used by other companies or in other agreements. The Credit Agreement also contains covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement by generating sufficient income from operations. At September 30, 2013, we were in compliance with our covenant requirements. A comparison of the key financial covenants and compliance is as follows:

	Required	Actual
Maximum leverage ratio	3.75	0.90
Minimum interest coverage ratio	4.00	20.63

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

At September 30, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $237.0 million. At September 30, 2013, there was $713.0 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. During the quarter ended September 30, 2013, our outstanding borrowings under the Credit Agreement did not exceed $80.0 million, and our average outstanding borrowings under the Credit Agreement during the period from July 1, 2013 through September 30, 2013 was approximately $40.0 million with an average interest rate of 2.16%. In addition, we had $82.6 million in outstanding unsecured bilateral letters of credit as of September 30, 2013.

At September 30, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we had consolidated notes payable of $32.9 million and $37.3 million on our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, of which $32.9 million and $6.0 million was classified as current notes payable at September 30, 2013 and December 31, 2012, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.315% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. There was $61.3 million and $65.4 million in borrowings outstanding under this agreement on our balance sheets at September 30, 2013 and December 31, 2012, respectively, of which $8.2 million was classified as current notes payable at September 30, 2013 and December 31, 2012.

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

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of September 30, 2013, the aggregate principal amount of bonds issued under these arrangements totaled $46.5 million.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Long-term debt consists of:
North Ocean 102 Construction Financing	$32,867	$37,349
North Ocean 105 Construction Financing	61,274	65,359

	94,141	102,708
Less: Amounts due within one year	41,037	14,146

Total long-term debt	$53,104	$88,562

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

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)
Interest cost	$5,999	$6,631	$17,997	$19,893
Expected return on plan assets	(9,577)	(8,952)	(28,730)	(26,857)
Recognized net actuarial loss and other	2,932	2,409	8,798	7,227

Net periodic benefit cost	$(646)	$88	$(1,935)	$263

	TCN Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)
Interest cost	$466	$460	$1,400	$1,382
Expected return on plan assets	(651)	(610)	(1,952)	(1,832)
Recognized net actuarial loss	507	446	1,522	1,339

Net periodic benefit cost	$322	$296	$970	$889

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

At September 30, 2013, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $33.2 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $10.2 million of deferred losses out of AOCI by September 30, 2014, as hedged items are recognized in earnings.

The notional value of our outstanding derivative contracts totaled $1.3 billion at September 30, 2013, with maturities extending through 2017. Of this amount, approximately $721.6 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At September 30, 2013, the fair value of these contracts was in a net liability position totaling $17.6 million.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$11,270	$12,311
Other assets	1,349	13,770

Total asset derivatives	$12,619	$26,081

Accounts payable	$13,145	$3,604
Other liabilities	17,043	1,043

Total liability derivatives	$30,188	$4,647

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Amount of loss recognized in other comprehensive income (loss)	$24,743	$19,324	$(46,270)	$(4,880)
Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$(270)	$2,867	$(1,101)	$4,837
Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain on foreign currency—net	$3,136	$3,546	$7,578	$15,011

NOTE 6—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	Total at September 30, 2013	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Mutual funds(1)	$2,115	$—	$2,115	$—
Commercial paper	7,397	—	7,397	—
Asset-backed securities and collateralized mortgage obligations(2)	7,770	—	2,115	5,655

Total	$17,282	$—	$11,627	$5,655

	Total at December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$2,023	$—	$2,023	$—
Commercial paper	29,737	—	29,737	—
Asset-backed securities and collateralized mortgage obligations(2)	8,477	—	2,134	6,343
Corporate notes and bonds(3)	5,755	—	5,755	—

Total	$45,992	$—	$39,649	$6,343

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Balance at beginning of period	$5,902	$6,338	$6,343	$6,030
Total realized and unrealized gains	79	459	307	1,357
Principal repayments	(326)	(340)	(995)	(930)

Balance at end of period	$5,655	$6,457	$5,655	$6,457

Unrealized Losses on Investments

Our net unrealized loss on investments was $1.7 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively. The investments in an unrealized loss position for twelve months or longer are asset-backed and mortgage-backed obligations. These investments have generally shown a positive trend and continue to perform, and we currently do not have the intent to sell these securities before their anticipated recovery. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired as of September 30, 2013. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented. The following is a summary of our available-for-sale securities:

	Twelve Months or Greater
	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
September 30, 2013
Mutual funds	$2,115	$—
Commercial paper	7,397	—
Asset-backed securities and collateralized mortgage obligations	7,770	(1,857)

Total	$17,282	$(1,857)

	Twelve Months or Greater
	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
December 31, 2012
Mutual funds	$2,023	$—
Commercial paper	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	(2,376)
Corporate notes and bonds	5,755	—

Total	$45,992	$(2,376)

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

The estimated fair values of certain of our financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$282,370	$282,370	$640,147	$640,147
Restricted cash and cash equivalents	$18,488	$18,488	$18,116	$18,116
Investments	$17,282	$17,282	$45,992	$45,992
Debt	$(94,141)	$(95,919)	$(102,708)	$(106,324)
Forward contracts	$(17,569)	$(17,569)	$21,434	$21,434

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

We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price. Total stock-based compensation expense, net recognized for the three months and nine months ended September 30, 2013 and September 30, 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Stock Options	$1,050	$982	$3,250	$2,999
Restricted Stock and Restricted Stock Units	2,702	1,446	7,689	5,164
Performance Shares and Deferred Stock Units	1,630	1,211	4,553	3,286

Total	$5,382	$3,639	$15,492	$11,449

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Income (loss) from continuing operations less noncontrolling interests	$(64,070)	$50,612	$(192,940)	$162,612
Income from discontinued operations, net of tax	—	—	—	3,497

Net income (loss) attributable to McDermott International, Inc.	$(64,070)	$50,612	$(192,940)	$166,109

Weighted average common shares (basic)	236,257,920	235,817,203	236,132,847	235,568,889
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	—	2,049,797	—	1,984,574

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	236,257,920	237,867,000	236,132,847	237,553,463

Basic earnings (loss) per share
Income (loss) from continuing operations less noncontrolling interests	(0.27)	0.21	(0.82)	0.69
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.27)	0.21	(0.82)	0.70
Diluted earnings (loss) per share:
Income (loss) from continuing operations less noncontrolling interests	(0.27)	0.21	(0.82)	0.68
Income from discontinued operations, net of tax	—	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.27)	0.21	(0.82)	0.69

(1)	Approximately 3.1 million and 2.9 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three months and nine months ended September 30, 2013. Approximately 1.7 million and 1.8 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three months and nine months ended September 30, 2012, respectively.

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands)
Revenues(1):
Asia Pacific	$190,231	$468,200	$746,122	$1,103,699
Atlantic	116,871	125,317	451,609	335,225
Middle East	379,754	435,228	943,863	1,206,747

Total revenues	$686,856	$1,028,745	$2,141,594	$2,645,671

Operating income (loss):
Asia Pacific	$(37,663)	$52,192	$17,894	$156,231
Atlantic	(32,390)	(10,714)	(97,451)	(36,749)
Middle East	17,399	41,003	(69,600)	122,557

Total operating income (loss)	$(52,654)	$82,481	$(149,157)	$242,039

Capital expenditures(2):
Asia Pacific	$42,568	$14,908	$87,753	$53,139
Atlantic	4,023	16,454	60,336	80,944
Middle East	25,516	15,286	63,459	41,997
Corporate and Other	8,815	975	13,849	3,204

Total capital expenditures	$80,922	$47,623	$225,397	$179,284

Depreciation and amortization:
Asia Pacific	$4,667	$5,375	$14,204	$15,467
Atlantic	5,999	3,554	17,985	16,849
Middle East	8,293	6,929	22,319	21,977
Corporate and Other	1,837	4,224	5,606	11,663

Total depreciation and amortization	$20,796	$20,082	$60,114	$65,956

Drydock amortization:
Asia Pacific	$1,927	$2,241	$6,976	$8,230
Atlantic	1,801	4,971	5,617	11,284
Middle East	520	787	1,586	2,092

Total drydock amortization	$4,248	$7,999	$14,179	$21,606

(1)	Intersegment transactions included in revenues were not significant for any of the periods presented.
(2)	Total capital expenditures represent expenditures for which cash payments were made during the period. These amounts exclude approximately $38.1 million and $1.2 million in accrued capital expenditures for the nine months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$1,171,837	$1,402,923
Atlantic	611,111	536,734
Middle East	1,228,812	1,006,284
Corporate and other	145,521	387,686

Total assets	$3,157,281	$3,333,627

NOTE 10—COMMITMENTS AND CONTINGENCIES

Previously Pending Litigation

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

Other Litigation

On August 15, 2013 and August 20, 2013, two separate alleged purchasers of our common stock filed purported class action complaints against MII, Stephen M. Johnson and Perry L. Elders in the United States District Court for the Southern District of Texas. Both of the complaints seek to represent a class of purchasers of our stock between November 6, 2012 and August 5, 2013, and allege, among other things, that the defendants violated federal securities laws by disseminating materially false and misleading information and failing to disclose material information relating to weaknesses in project bidding and execution, poor risk evaluation, poor project management and losses in each of MII’s reporting segments. Each complaint seeks relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. On October 15, 2013, an alleged purchaser of common stock during the relevant time period filed a motion for consolidation of the two actions, appointment as lead plaintiff, and approval of his choice of lead counsel and liaison counsel. We believe the substantive allegations contained in the complaints are without merit, and we intend to defend against these claims vigorously.

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

At September 30, 2013 we had no material amounts accrued for environmental reserves. Inherent in our estimates of reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2013, it is possible that we may incur liabilities for liquidated damages aggregating approximately $137.0 million, of which approximately

$11.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues.

Contractual Obligations

At September 30, 2013, we had outstanding obligations related to our new vessel construction contracts on the Lay Vessel 108 and Deepwater Lay Vessel 2000 of $382.4 million in the aggregate, with $41.6 million, $136.5 million and $204.3 million due in the years ending December 31, 2013, 2014 and 2015, respectively.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;

•	anticipated levels of demand for our products and services;

•	market outlook for the EPCI market, including subsea;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	potential additional financing arrangements;

•	the effectiveness of our derivative contracts in mitigating foreign currency risk;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the restructuring of Atlantic operations, including the expected range of costs and timing of cost recognition;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

Restructuring and Management Charges

We commenced a restructuring of our Atlantic operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the second quarter of 2014). Future fabrication operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have reached an agreement in principle to exit our joint venture operation in Brazil, which was specifically formed to construct and integrate floating, production, storage, off-loading (“FPSO”) modules.

In addition, in October 2013, we announced certain executive management changes that will become effective during the quarter ending December 31, 2013.

Costs associated with our restructuring activities and the management changes will primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs and future unutilized lease costs. The total costs are expected to range between $55 million to $65 million in the aggregate. Of the total anticipated costs, we incurred approximately $4.0 million during the quarter ended September 30, 2013 and had incurred an aggregate of $19.5 million as of September 30, 2013. We expect to recognize the majority of these costs during the quarters ending December 31, 2013 and March 31, 2014.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2013, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $137.0 million, of which approximately $11.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Atlantic Segment

Through our Atlantic segment, we serve the needs of customers, primarily in the United States, Brazil, Mexico, Trinidad and Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are provided by our Houston office. The primary fabrication facilities for this segment are located in Altamira, Mexico.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia and the North Sea. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India, Al Khobar, Saudi Arabia and United Kingdom offices and are supported by additional resources from our Houston, Texas and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Results of Operations

Selected Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Asia Pacific	$190,231	$468,200	$746,122	$1,103,699
Atlantic	116,871	125,317	451,609	335,225
Middle East	379,754	435,228	943,863	1,206,747

Total revenues	$686,856	$1,028,745	$2,141,594	$2,645,671

Operating income (loss):
Asia Pacific	$(37,663)	$52,192	$17,894	$156,231
Atlantic	(32,390)	(10,714)	(97,451)	(36,749)
Middle East	17,399	41,003	(69,600)	122,557

Total operating income (loss)	$(52,654)	$82,481	$(149,157)	$242,039

Other income (expense):
Interest income, net	$363	$996	$1,133	$4,215
Gain on foreign currency—net	4,460	488	10,838	11,185
Other income (expense)—net	1,062	242	1,813	(288)

Total other income	$5,885	$1,726	$13,784	$15,112

Provision for Income Taxes	$12,278	$29,916	$45,493	$87,004

Total income from discontinued operations, net of tax	$—	$—	$—	$3,497

Net Income Attributable to Noncontrolling Interests	$5,023	$3,679	$12,074	$7,535

Three Months ended September 30, 2013 Compared to Three Months ended September 30, 2012

Revenues

Revenues decreased approximately $341.9 million, or 33% due to decreases in each of our segments. Revenues in our Asia Pacific segment decreased $278.0 million, or approximately 59%, to $190.2 million in the three months ended September 30, 2013 from $468.2 million in the corresponding prior-year period. This decrease was driven primarily by lower marine activity on two of our EPCI projects in Australia that had significantly higher marine activity in the three months ended September 30, 2012 but were completed prior to the three months ended September 30, 2013. The decrease was partially offset by increased fabrication and marine activity on continuing and recently commenced projects in Malaysia, Indonesia and Australia.

Revenues in our Middle East segment decreased approximately $55.5 million, or 13%, driven primarily by lower activity on a significant EPCI project in Saudi Arabia for which the primary marine campaign was substantially completed prior to the quarter ended September 30, 2013. In addition, several other projects (including projects in India and Saudi Arabia) had significantly higher marine and fabrication activity during the three months ended September 30, 2012. Those declines were partially offset by increased activity on new and other existing projects, primarily in Saudi Arabia and, to a lesser extent, the Caspian Sea.

Revenues in our Atlantic segment decreased approximately $8.4 million, or 7%, due to lower fabrication activity at our Morgan City fabrication facility, partially offset by increased fabrication activity on projects in Mexico.

Cost of Operations

Cost of operations decreased approximately $203.4 million, or 23%, primarily due to decreases in our Asia Pacific and Middle East segments. Cost of operations in our Asia Pacific segment decreased by $181.1 million, driven primarily by lower marine activity on two of our EPCI projects in Australia. This decrease was partially offset by increased activity on other existing and newly awarded projects. The decrease in our Middle East segment of $34.2 million was primarily attributable to lower marine activity on the EPCI project in Saudi Arabia mentioned above, partially offset by increased activity on other recently awarded and existing projects, primarily in Saudi Arabia and the Caspian Sea. Cost of operations in our Atlantic segment increased $11.9 million, primarily due to increased fabrication activities associated with certain projects in Mexico and cost overruns on certain projects at our Morgan City fabrication facility, driven by lower labor productivity. These cost of operations variances are discussed in more detail below in the discussion regarding operating income (loss).

Operating Income (Loss)

Operating income (loss) decreased approximately $135.2 million to an operating loss of $52.7 million in the quarter ended September 30, 2013 from operating income of $82.5 million in the quarter ended September 30, 2012, attributable to declines experienced in each segment.

The Asia Pacific segment reported an operating loss of $37.7 million in the three months ended September 30, 2013, as compared to operating income of $52.2 million for the corresponding prior-year period. The decrease was primarily due to an approximate $96.0 million decline in operating income associated with two of our EPCI projects in Australia. Those projects had significant marine activity in the three months ended September 30, 2012 and were completed prior to the three months ended September 30, 2013. In addition, we experienced $66.0 million of increased cost estimates on a project in Malaysia, primarily due to mechanical downtime on the Lay Vessel North Ocean 105 (“NO 105”). This was partially offset by approximately $33.0 million of commercial improvements reached with our customer, resulting in a net decline recognized in three months ended September 30, 2013 of approximately $33.0 million from this loss project, which is expected to be completed by mid-2014. The decline in our Asia Pacific segment was partially offset by increased activity on several newly awarded and recently commenced projects.

The Atlantic segment reported an operating loss of $32.4 million in the three months ended September 30, 2103, as compared to an operating loss of $10.7 million for the corresponding prior-year period. We recognized approximately $11.0 million of costs for lower than anticipated marine-asset utilization and labor productivity. We also incurred approximately $9.0 million for scope and productivity cost increases on a loss project in Mexico, which is expected to be completed during the second half of 2015. Also, two projects in Brazil contributed revenues but no income in the three months ended September 30, 2013. One of those projects is a five-year charter that began in early 2012. We are accounting for the other project under our deferred profit recognition policy, due to the “first of a kind” nature of the project. We also recognized $4.0 million in restructuring charges in the three months ended September 30, 2013, as discussed previously.

The Middle East segment reported operating income of $17.4 million in the three months ended September 30, 2013, as compared to $41.0 million for the corresponding prior-year period. The decrease was primarily attributable to declines of approximately $54.0 million on two projects that experienced lower fabrication and marine activity. On one of those projects in Saudi Arabia, we experienced lower activity due to the substantial completion of the primary marine campaign. The project remains profitable and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence with execution plans. On the other project, we experienced significantly higher fabrication and marine activity in the prior-year period. The decrease in operating income was partially offset by increased activity on existing and recently awarded projects.

Operating income is frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized, as these items generally contribute higher operating margins. Although we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Other Items in Operating Income

Selling, general and administrative expenses decreased $5.4 million, largely as a result of our Atlantic segment restructuring efforts, partially offset by costs associated with our bids and proposals.

Equity in loss of unconsolidated affiliates changed $1.3 million to a loss of $3.4 million for the three months ended September 30, 2013, as compared to a loss of $4.7 million in the three months ended September 30, 2012, primarily attributable to a reduction in equity losses from two of our unconsolidated joint ventures in Brazil and the United States.

Other Items

Results for the quarters ended September 30, 2013 and 2012 were not significantly impacted by interest or other income (expense), due primarily to lower cash and cash equivalents balances, the continuation of low interest rates and the capitalization of interest expense on capital projects.

The net gain on foreign currency increased by $4.0 million, primarily due to foreign currency gains of $1.3 million and gains related to derivative instruments and hedging activities of $3.1 million recognized during the three months ended September 30, 2013, as compared to foreign currency losses of approximately $3.0 million and gains related to derivative instruments and hedging activities of $3.5 million recognized during the three months ended September 30, 2012.

Provision for Income Taxes

For the three months ended September 30, 2013, we recognized a loss before provision for income taxes of $46.8 million, compared to income of $84.2 million in the three months ended September 30, 2012. In the aggregate, the provision for income taxes was $12.3 million and $29.9 million for the three months ended September 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, Mexico and Malaysia).

Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $1.3 million to $5.0 million in the three months ended September 30, 2013 compared to $3.7 million for the three months ended September 30, 2012, primarily due to increased activity at one of our consolidated joint ventures.

Nine Months ended September 30, 2013 Compared to Nine Months ended September 30, 2012

Revenues

Revenues decreased approximately 19%, or $504.1 million, due to decreases in our Asia Pacific and Middle East segments.

Revenues in our Asia Pacific segment decreased $357.6 million, or approximately 32%, driven primarily by lower marine activity on two of our significant EPCI projects in Australia that had significantly higher marine activity during the nine months ended September 30, 2012 but were at or near completion prior to the nine months ended September 30, 2013 (approximately $593.0 million). Those decreases were partially offset by increased fabrication and marine activity on existing and recently commenced projects in Malaysia, Indonesia and Australia.

Revenues in our Middle East segment decreased $262.9 million, or approximately 22%, driven primarily by lower activity on a significant EPCI project in Saudi Arabia for which the primary marine campaign was substantially completed prior to the nine months ended September 30, 2013. Also contributing to the decrease were several other projects (including projects in India and Saudi Arabia) that had significantly higher marine activities and, to a lesser extent, higher fabrication activities during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2013. The decline was partially offset by increased activity on continuing and other existing projects, primarily in Saudi Arabia and the Caspian Sea.

Revenues in our Atlantic segment increased approximately $116.4 million, or 35%, primarily due to increased fabrication activity on newly awarded projects in Mexico, partially offset by lower fabrication activity at our Morgan City fabrication facility.

Cost of Operations

Cost of operations decreased approximately 6%, or $124.5 million, primarily attributable to decreases in our Asia Pacific and Middle East segments, partially offset by an increase in our Atlantic segment. Cost of operations in our Asia Pacific segment decreased by $196.9 million, primarily driven by lower marine activity on two of our significant EPCI projects in Australia that were ongoing during the nine months ended September 30, 2012 but were at or near completion during the nine months ended September 30, 2013. The decrease in our Middle East segment of $74.5 million was primarily attributable to reduced marine activities on one of our EPCI projects in Saudi Arabia, partially offset by increased activity on recently awarded and other existing projects, primarily in Saudi Arabia and the Caspian Sea. Cost of operations in our Atlantic segment increased $146.9 million, primarily due to increased fabrication activities associated with certain projects in Mexico and cost overruns on certain projects at our Morgan City fabrication facility. These cost of operations variances are discussed in more detail below in the discussion regarding operating income.

Operating Income (Loss)

Operating income (loss) decreased approximately $391.2 million to an operating loss of $149.2 million in the nine months ended September 30, 2013 from operating income of $242.0 million in the nine months ended September 30, 2012, primarily attributable to profitability declines in each segment.

The Middle East segment reported an operating loss of $69.6 million in the nine months ended September 30, 2013, as compared to operating income of $122.6 million for the corresponding prior-year period. The decrease was primarily attributable to changes in estimates on one of our EPCI projects in Saudi Arabia that resulted in a project loss of approximately $38.4 million in the nine months ended September 30, 2013, execution plan changes, an extended offshore hookup campaign and delays in the completion of onshore activities. While that project recognized losses in the nine months ended September 30, 2013 it remains profitable and is expected to be completed during the first half of 2014, subject to customer deliverables and concurrence with execution plans. In addition, two other Middle East projects, which had significantly higher fabrication and marine activity in the prior-year period, resulted in approximately $84.0 million of the decline in operating results. One of those projects (in Saudi Arabia) was completed prior to the nine months ended September 30, 2013, while the other project (near Saudi Arabia) is expected to be completed by the middle of 2014.

The Asia Pacific operating income declined by $138.3 million primarily due to an approximate $118.0 million decline on one of our EPCI projects in Australia, which had significantly higher marine activity in the nine months ended September 30, 2012 and was completed prior to September 30, 2013. In addition, we experienced $132.0 million of increases in cost on a project in Malaysia primarily due to mechanical downtime on the NO 105, partially offset by approximately $33.0 million of improvements related to arrangements reached with our customer, resulting in a net decline recognized in the nine months ended September 30, 2013 of approximately $99.0 million. This project is currently in a loss position and is expected to be completed by mid 2014. The declines in our Asia Pacific segment were partially offset by increased activity on certain newly awarded and recently commenced projects.

The Atlantic segment reported an operating loss of $97.4 million in the nine months ended September 30, 2013, as compared to an operating loss of $36.7 million for the corresponding prior-year period. We recognized approximately $25.0 million of costs for lower than anticipated marine-asset utilization and labor productivity. We also incurred approximately $9.0 million related to changes in estimates on one project in Mexico that experienced increased fabrication costs associated with increases to the scope of the project and incremental costs associated with productivity. This segment also includes two projects in Brazil that contributed revenues but no income in the nine months ended September 30, 2013. One of those projects is a five-year charter that began in early 2012. We are accounting for the other project under our deferred profit recognition policy, due to the “first of a kind” nature of the project. We also recognized $19.5 million in restructuring charges in the nine months ended September 30, 2013.

Other Items in Operating Income

Selling, general and administrative expenses increased $5.4 million primarily due to increased bid and proposal costs in the period and, to a lesser extent, costs incurred in connection with the Deepsea acquisition and costs associated with stock-based compensation.

Equity in loss of unconsolidated affiliates changed $2.0 million to a loss of $13.0 million in the nine months ended September 30, 2013 as compared to a loss of $11.0 million in the nine months ended September 30, 2012, primarily attributable to increased equity losses from two of our unconsolidated joint ventures.

Other Items

Results for the nine months ended September 30, 2013 and 2012 were not significantly impacted by interest or other income (expense).

Gain on foreign currency—net decreased by $0.4 million to income of $10.8 million in the nine months ended September 30, 2013 from income of $11.2 million in the nine months ended September 30, 2012, primarily due to gains related to derivative instruments and hedging activities of approximately $7.6 million recognized during the 2013 period, as compared to gains related to derivative instruments and hedging activities of approximately $15.0 million recognized during the 2012 period.

Provision for Income Taxes

For the nine months ended September 30, 2013, we recognized a loss before provision for income taxes of $135.4 million, compared to income of $257.2 million in the nine months ended September 30, 2012. In the aggregate, the provision for income taxes was $45.5 million and $87.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, the United Arab Emirates and Malaysia).

At September 30, 2013, we had foreign net operating loss carryforwards available to offset future taxable income in foreign jurisdictions with a valuation allowance of $76.0 million against $85.0 million of the related deferred taxes. The remaining $9.0 million of foreign deferred taxes is expected to be realized through future foreign taxable income. At September 30, 2013, we had U.S. federal net operating loss carryforwards but had fully reserved the $135.0 million deferred tax asset.

Discontinued Operations

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61.0 million, resulting in a gain on the sale of approximately $0.3 million. Total income from discontinued operations, net of tax was $3.3 million for the nine months ended September 30, 2012.

Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $4.6 million to $12.1 million in the nine months ended September 30, 2013 from $7.5 million in the nine months ended September 30, 2012, primarily due to increased activity at two of our consolidated joint ventures.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts management expects to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. The total unapproved change orders included in our estimates at completion aggregated approximately $468 million, of which approximately $138 million was included in backlog at September 30, 2013. If an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

For amounts included in backlog that are attributable to claims, we include those claims in backlog when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts management expects to recover or associated costs incurred. Total claims revenue included in backlog at September 30, 2013 and December 31, 2012 was approximately $46 million and $85 million, respectively. See Note 1 to our unaudited condensed consolidated financial statements included in this report for a discussion of claims revenue included in our estimates at completion as of September 30, 2013.

Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog. It is possible that our estimates of profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. Our backlog currently includes one project that has been placed on hold pending resolution of scope definition and represents approximately 2% of our consolidated backlog. That project is 14% complete and there have been no profits recognized as of September 30, 2013.

Of the September 30, 2013 backlog amount of $4.6 billion, approximately $564.6 million relates to four active projects that are in loss positions, whereby future revenues are expected to be equal to costs when recognized. Approximately $172.9 million of such backlog is associated with a marine project in our Asia Pacific segment, which we expect to complete by the middle of 2014, and approximately $168.8 million pertains to a five-year charter in Brazil, which we began in early 2012 in our Atlantic segment. Additionally, we have a project in the Atlantic segment that we are accounting for under our deferred profit recognition policy, representing $151.3 million of the September 30, 2013 backlog.

The following table summarizes changes to our backlog:

(In thousands)
Backlog at December 31, 2012	$5,067,164
Bookings from new awards	1,043,062
Additions and reductions on existing contracts	642,043
Less: Amounts recognized in revenues	2,141,594

Backlog at September 30, 2013	$4,610,675

Our backlog by segment was as follows:

	September 30, 2013		December 31, 2012
	(In thousands)
Asia Pacific	$2,564,822	55%	$3,003,358	59%
Atlantic	816,076	18%	978,853	20%
Middle East	1,229,777	27%	1,084,953	21%

Total Backlog	$4,610,675	100%	$5,067,164	100%

Of the September 30, 2013 backlog, we expect to recognize revenues as follows:

	2013	2014	Thereafter
	(In thousands)
Total Backlog	$798,384	$2,146,288	$1,666,003

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement we entered into with a syndicate of lenders and letter of credit issuers in May 2010, as last amended in August 2013 (the “Credit Agreement”), provide an additional resource to fund our operating and investing activities. Management believes the sources of liquidity and capital resources described above will be sufficient to fund our liquidity requirements for the next twelve months. However, in consideration of our planned strategic growth initiatives, as discussed below, the favorable interest rate environment and our desire to maintain the financing flexibility provided by the access to funds under our credit facility, we are currently considering additional financing arrangements, which could include a term loan or a long-term debt financing. However, we may not be able to obtain such a new financing on terms we determine to be acceptable.

Capital Expenditures

As part of our strategic growth program, our management regularly evaluates our marine vessel fleet and our fabrication yard construction capacity to ensure our fleet and construction capabilities are adequately aligned with our overall growth strategy. These assessments may result in capital expenditures to upgrade, acquire or operate vessels or upgrade fabrication yards that would enhance or grow our technical capabilities, or may involve engaging in discussions to dispose of certain marine vessels or fabrication yards.

Capital expenditures for the nine months ended September 30, 2013 were $225.4 million, as compared to $179.3 million for the nine months ended September 30, 2012. Capital expenditures for the nine months ended September 30, 2013 were primarily attributable to the construction of the Lay Vessel 108 (“LV 108”), and upgrades to the North Ocean 102 (“NO 102”), the NO 105 and DB 32, as well as costs associated with upgrading the capabilities of other marine vessels. The NO 105 was placed into service in 2012. Capital expenditures in the nine months ended September 30, 2012 were primarily attributable to the construction of the NO 105 and an upgrade of the capabilities of the NO 102, as well as other upgrades to other marine vessels in our fleet.

In addition, based on our expectations relating to the demand in the deepwater market, in December 2012, we entered into a contract to construct another vessel—the Deepwater Lay Vessel 2000 (“DLV 2000”). Like the LV 108, the DLV 2000 is designed for advanced deepwater subsea and marine construction operations. Over the next two years, we expect to incur capital expenditures ranging from approximately $500.0 million to $600.0 million associated with the construction of the LV 108 and DLV 2000 vessels.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments decreased by $386.2 million to $318.1 million at September 30, 2013 from $704.3 million at December 31, 2012.

At September 30, 2013, we had current restricted cash and cash equivalents totaling $18.5 million, all of which was held in restricted foreign-entity accounts.

At September 30, 2013, we had investments with a fair value of $17.3 million. Our investment portfolio consists of commercial paper, corporate notes and bonds, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized loss on investments was $1.7 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash decreased by $92.8 million to a liability position of $74.3 million at September 30, 2013 from an $18.5 million asset position at December 31, 2012, primarily due to decreases in receivables and short-term investments and, to a lesser extent, increases in short-term notes payable and accounts payable.

Contracts in Progress and Advanced Billings on Contracts

Our net contracts in progress and advanced billings on contracts decreased by $44.6 million to $273.9 million at September 30, 2013 from $318.5 million at December 31, 2012.

Cash Flow Activities—Continuing Operations

Operating activities. Our net cash used in operating activities was $168.1 million in the nine months ended September 30, 2013, compared to net cash provided by operating activities of $109.6 million in the nine months ended September 30, 2012. This change was primarily attributable to the operating loss in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Investing activities. Our net cash used in investing activities was $167.8 million in the nine months ended September 30, 2013, compared to cash used in investing activities of $100.2 million in the nine months ended September 30, 2012. This change was primarily attributable to a decrease in the sales and purchases of available-for-sale securities and an increase in the purchases of plant, property and equipment, partially offset by proceeds associated with vessel sales.

Financing activities. Our net cash used in financing activities was $22.1 million in the nine months ended September 30, 2013 as compared to net cash used in financing activities of $3.8 million in the nine months ended September 30, 2012. The change was primarily attributable to increased payments related to the financing for the NO 105 and NO 102.

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

On August 2, 2013, we amended the Credit Agreement to, among other things: (1) add certain amounts to EBITDA (as defined in the Credit Agreement) for the fiscal quarters ended December 31, 2012, March 31, 2013 and June 30, 2013; (2) permit us to add to EBITDA certain cash expenses related to the Atlantic segment restructuring for the quarters ended or ending September 30, 2013, December 31, 2013 and March 31, 2014; and (3) increase the maximum permitted leverage ratio of total indebtedness to EBITDA from 3.00:1.00 to 3.75:1.00 for the quarters ended or ending September 30, 2013, December 31, 2013 and March 31, 2014. The August amendment to the Credit Agreement also provides that if we issue senior unsecured notes with a principal amount of at least $300 million, from the date of such issuance until March 31, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 5.00:1.00 and we will have to comply with a maximum permitted secured leverage ratio of total secured indebtedness to EBITDA of 2.00:1.00. The maximum leverage ratio and the minimum interest coverage ratio as defined in the Credit Agreement may differ in the method of calculation from similarly titled measures used by other companies or in other agreements. The Credit Agreement also contains covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers and capital expenditures.

Other than customary mandatory prepayments in connection with casualty events, the Credit Agreement requires only interest payments on a quarterly basis until maturity. We may prepay all loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Our overall borrowing capacity is in large part dependent on maintaining compliance with covenants under the Credit Agreement by generating sufficient income from operations. At September 30, 2013, we were in compliance with our covenant requirements. A comparison of the key financial covenants and compliance is as follows:

	Required	Actual
Maximum leverage ratio	3.75	0.90
Minimum interest coverage ratio	4.00	20.63

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

At September 30, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $237.0 million. At September 30, 2013, there was $713.0 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. During the quarter ended September 30, 2013, our outstanding borrowings under the Credit Agreement did not exceed $80.0 million, and our average outstanding borrowings under the Credit Agreement during the period from July 1, 2013 through September 30, 2013 was approximately $40.0 million with an average interest rate of 2.16%. In addition, we had $82.6 million in outstanding unsecured bilateral letters of credit as of September 30, 2013.

At September 30, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 1.75%, the applicable margin for base-rate loans was 0.75%, the letter of credit fee for financial letters of credit was 1.75%, the letter of credit fee for performance letters of credit was 0.875%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we had consolidated notes payable of $32.9 million and $37.3 million on our consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, of which $32.9 million and $6.0 million was classified as current notes payable at September 30, 2013 and December 31, 2012, respectively. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bears interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.315% and matures in January 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. There was $61.3 million and $65.4 million in borrowings outstanding under this agreement on our balance sheets at September 30, 2013 and December 31, 2012, respectively, of which $8.2 million was classified as current notes payable at September 30, 2013 and December 31, 2012.

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

Surety Bonds

In 2012 and 2007, JRMSA executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of September 30, 2013, the aggregate principal amount of bonds issued under these arrangements totaled $46.5 million.

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

At September 30, 2013, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.3 billion at September 30, 2013, with maturities extending through 2017. Of this amount, approximately $721.7 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 10 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2013, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1—July 31, 2013	—	$—	not applicable	not applicable
August 1—August 31, 2013	703	14.22	not applicable	not applicable
September 1—September 30, 2013	—	—	not applicable	not applicable

Total	703	$14.22	not applicable	not applicable

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Amendment No. 3 to Credit Agreement, dated as of August 2, 2013, the parties to which include McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-08430)).

10.1	Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson.

10.2	Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson.

10.3	Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson.

10.4	Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees.

10.5	Separation Agreement dated as of October 29, 2013 between McDermott, Inc. and John T. McCormack.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

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

McDERMOTT INTERNATIONAL, INC.

By:	/s/ PERRY L. ELDERS
Perry L. Elders Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 4, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Amendment No. 3 to Credit Agreement, dated as of August 2, 2013, the parties to which include McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-08430)).

10.1	Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson.

10.2	Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson.

10.3	Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson.

10.4	Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees.

10.5	Separation Agreement dated as of October 29, 2013 between McDermott, Inc. and John T. McCormack.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document