Form 10-K
period 2013-12-31
MCDERMOTT INTERNATIONAL INC
filed 2014-03-03
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 28, 2013) was approximately $1.9 billion.

The number of shares of the registrant’s common stock outstanding at February 17, 2014 was 237,146,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. We are one of the largest U.S.-based engineering and construction (“E&C”) companies principally focused on the upstream offshore oil and gas sector. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Our customers include national, major integrated and other oil and gas companies. Operating in approximately 20 countries across the Atlantic, Middle East and Asia Pacific, our integrated resources include approximately 14,000 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services. We have fully integrated capabilities in both shallow water and deepwater construction. We believe we are among the few offshore construction contractors globally capable of providing this wide range of services in many of the larger offshore oil and gas producing regions in the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries. MII’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Segments

Our operating segments consist of Asia Pacific, the Atlantic, Caspian and the Middle East. The Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. Accordingly, we report our financial results under reporting segments consisting of Asia Pacific, Atlantic and the Middle East. For financial information about our segments, see Note 11 to our consolidated financial statements included in this annual report.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of customers primarily in Australia, Indonesia, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate joint ventures, we have access to fabrication capacity in China and Malaysia. At December 31, 2013 and 2012, our Asia Pacific segment employed approximately 5,100 and 5, 300 employees, respectively.

Atlantic Segment

Through our Atlantic segment, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad and Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Dubai and Chennai. The primary fabrication facility for this segment is located in Altamira, Mexico. We are in the process of preparing for the discontinued utilization of the Morgan City fabrication facility, as further discussed below under the caption “Atlantic and Corporate Restructuring.” Our Atlantic segment employed approximately 2,200 and 1,700 employees at December 31, 2013 and 2012, respectively.

Middle East Segment

Through our Middle East segment, which includes the Caspian region, we serve the needs of customers primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia, and the North Sea. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India, Al Khobar, Saudi Arabia and United Kingdom offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E. At December 31, 2013 and 2012, our Middle East segment employed approximately 6,700 and 7,000 employees, respectively.

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

Atlantic and Corporate Restructuring

We commenced a restructuring of our Atlantic operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. Our Morgan City, Louisiana location was one of our principal fabrication facilities prior to the restructuring. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have reached an agreement to exit our joint venture operation in Brazil. Costs associated with our Atlantic restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs. The total costs are expected to range between $55 million to $60 million in the aggregate. Of the total anticipated costs, we incurred approximately $14.6 million during the quarter ended December 31, 2013 and had incurred an aggregate of $34.1 million as of December 31, 2013.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. We also expect to implement changes to our organizational structure during the first half of 2014. These structure-related changes are expected to orient the Company around offshore and subsea business lines supported by four geographic regions. We are also reevaluating and deferring capital expenditures, reducing our fixed-cost structure and seeking to divest certain non-core assets. Costs associated with our corporate reorganization activities will primarily include severance, relocation and other personnel-related costs and costs for advisors. The total of these costs is expected to range between $35 million to $40 million and to be incurred during 2014 and early 2015. Of the total anticipated costs, we incurred approximately $1.6 million during the quarter ended December 31, 2013.

Dispositions and Other Items

2013

Assets Held for Sale

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. Assets classified as held for sale are no longer depreciated. During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with interested parties to sell the DB 16 and DLB KP1.

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

2011

Vessel Sale

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our consolidated statement of operations for the year ended December 31, 2011 for the Atlantic segment.

Our results of operations for the periods presented in this annual report reflect the operations of the charter fleet business as discontinued operations.

Acquisitions

During the year ended December 31, 2013, we acquired all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. The total consideration we paid for the acquisition was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury).

During the year ended December 31, 2013, we formalized two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. See the discussion below under the caption “Joint Ventures” for more information regarding these joint ventures.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, for each contract, we regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit proportionate to the percentage of completion of the related project in the period when we revise those estimates. To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically, there have been no material payments to our customers under these arrangements.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2013, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $103.0 million, of which approximately $19.2 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts management expects to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. The total unapproved change orders included in our estimates at completion aggregated approximately $514.2 million, of which approximately $112.3 million was included in backlog at December 31, 2013. If an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

For amounts included in backlog that are attributable to claims, we include those claims in backlog when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts management expects to recover or associated costs incurred. Total claims revenue included in backlog at December 31, 2013 and December 31, 2012 was approximately $17.2 million and $187.6 million, respectively. See Note 1 for a discussion of claims revenue included in our estimates at completion as of December 31, 2013.

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

Of the December 31, 2013 backlog amount of $4.8 billion, approximately $712.4 million relates to nine active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized.

Included in this amount are $204.0 million associated with a recently commenced EPCI project in Altamira which is expected to be completed in the third quarter of 2015, $156.3 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $67.7 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Atlantic segment. The amount also includes $91.6 million relating to an EPCI project in Saudi Arabia which is expected to be completed by mid-2015 and $53.4 million relating to a pipelay project in the Middle East segment scheduled for completion by mid-2014. These five projects represent 80% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. The following table summarizes changes to our backlog:

(In thousands)
Backlog at December 31, 2012	$5,067,164
Bookings from new awards	1,781,204
Additions and reductions on existing contracts	612,787
Less: Amounts recognized in revenues	2,658,932

Backlog at December 31, 2013	$4,802,223

Our backlog at December 31, 2013 and 2012 was as follows:

	December 31, 2013		December 31, 2012
	(Dollars in approximate millions)
Asia Pacific	$2,365	49%	$3,003	59%
Atlantic	784	16%	979	20%
Middle East	1,653	35%	1,085	21%

Total Backlog	$4,802	100%	$5,067	100%

Of the December 31, 2013 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter
	(In approximate millions)
Total Backlog(1)	$2,572	$1,991	$239

(1)	Backlog revenue expected to be recognized on loss projects is approximately $394.6 million and $261.4 million for 2014 and 2015, respectively.

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

Atlantic

Our Atlantic segment’s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Heerema Group; EMAS Offshore Pte Ltd.; KBR, Inc.; Kiewit Corporation; Saipem S.P.A.; Subsea 7 S.A.; and Technip S.A.

Middle East

Our Middle East segment’s key competitors include: Hyundai Heavy Industrial Co. Ltd.; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.P.A.; Technip S.A.; Valentine Maritime (Gulf) L.L.C. and Petrofac International Ltd.

Joint Ventures

We participate in the ownership of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we sometimes refer to as “joint ventures” or, when we refer to only those that are not consolidated, as “unconsolidated affiliates.” We generally account for our investments in joint ventures under the equity method of accounting. Our more substantial unconsolidated joint ventures are described below.

Asia Pacific

Qingdao McDermott Wuchang Offshore Engineering Company Ltd. We co-own this entity with Qingdao Wuchang Heavy Industry Co. Ltd., a leading shipbuilder in China. This joint venture provides procurement and construction services to the oil and gas industry, including floating, production, storage, off-loading (“FPSO”) vessel construction and integration.

THHE Fabricators Sdn. Bhd. We acquired a 30% interest in this entity from THHE during the quarter ended December 2013. This joint venture will specifically focus on meeting the increasing needs of energy clients in Malaysia for EPCI services.

Middle East

McDermott Engineering L.L.C. and Khalid Suhail Al Shoaibi for Engineering Consultancy. We co-own this entity with Mr. Khalid Suhail Al Shoabi, a Saudi Arabian citizen. This joint venture provides various engineering services to the oil and gas industry in Saudi Arabia.

Atlantic

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

Customers

Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2013, 2012 and 2011 were as follows:

Year Ended December 31, 2013:
Saudi Aramco	25%
Azerbaijan International Oil Company	13%
Murphy Oil Company	*
Exxon Mobil Corporation	*
Inpex Operations Australia Pty Ltd.	*

Year Ended December 31, 2012:
Exxon Mobil Corporation	24%
Saudi Aramco	22%
BHP Billiton Petroleum Pty Ltd	10%
Al Khafji Joint Operations	*
Azerbaijan International Oil Company	*

Year Ended December 31, 2011:
Exxon Mobil Corporation	36%
Saudi Aramco	24%
Chevron Corporation	10%
Abu Dhabi Marine Operating Company	*
Al Khafji Joint Operations	*

*	Less than 10% of consolidated revenues

Customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in other years.

Financial Information About Geographic Areas

See Note 11—“Segment Reporting” for financial information about our revenues and assets.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components for assembly. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials.

Employees

We employed approximately 14,000 persons worldwide at December 31, 2013 and 2012. Approximately 4,400 of our current employees were members of labor unions at December 31, 2013, compared with approximately 3,800 at December 31, 2012. Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

Patents and Licenses

We currently hold a number of U.S. and foreign patents and also have certain patent applications pending. We also acquire patents and grant licenses to others when we consider it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities, skilled personnel, construction and management systems, and the application of know-how, rather than patents and licenses, in the conduct of our business.

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

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automotive liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to historic losses, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover losses in our captive insurance programs. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable. Claims as a result of our operations could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented.

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

Governmental Regulations and Environmental Matters

General

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping offshore production platforms and other offshore facilities;

•	marine vessel safety;

•	the operation of foreign-flagged vessels in the coastal trade;

•	workplace health and safety;

•	the Foreign Corrupt Practices Act and similar anti-corruption laws;

•	currency conversions and repatriation;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	protecting the environment.

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

These laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges and hazardous substances and waste management and disposal, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, including, in the United States, the Occupational Safety and Health Act and regulations promulgated thereunder.

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

At December 31, 2013 and 2012, we had total environmental reserves of $6.3 million and $0.6 million, respectively. Of our total environmental reserves at December 31, 2013, $6.3 million was included in noncurrent liabilities. We established an environmental reserve of $5.9 million in connection with our plan to discontinue the utilization of the Morgan City fabrication facility. Of our total environmental reserves at December 31, 2012 and 2011, $0.6 million and $1.3 million, respectively, were included in current liabilities. Inherent in our estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;

•	future project activities, including the commencement and subsequent timing of marine or installation campaigns on specific projects;

•	estimates of percentage of completion and contract profits or losses;

•	anticipated levels of demand for our products and services;

•	global demand for oil and gas and fundamentals of the oil and gas industry;

•	expectations regarding trends towards offshore development of oil and gas;

•	market outlook for the EPCI market, including subsea;

•	expectations regarding backlog;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	potential financing arrangements;

•	the effectiveness of our derivative contracts in mitigating foreign currency risk;

•	results of our capital investment program;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the restructuring of our Atlantic operations, including the expected range of costs and timing of cost recognition;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	changes in project design or schedule;

•	changes in scope or timing of work to be completed under contracts;

•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;

•	the capital investment required to maintain and/or upgrade our fleet of vessels;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;

•	equipment failure;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current key information technology;

•	social, political and economic situations in countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	interference from adverse weather or sea conditions;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Risk Factors Relating to our Business Operations

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

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer additional losses.

We are engaged in a highly competitive industry, and we have contracted for a substantial number of projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods, sometimes in remote locations. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. Several of these factors contributed to the substantial operating losses we incurred in the year ended December 31, 2013. In the future, these factors and other risks generally inherent in the industry in which we operate may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

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

We recognize revenues and profits from our long-term contracts using the percentage-of-completion basis of accounting. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenues and profits could be material in future periods. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits that otherwise would be recognized to date. Additionally, to the extent that claims included in backlog, including those which arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in, or reversals of previously reported amounts of, revenues and profits, and charges against current earnings, which could be material.

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

As a result of a reorganization completed in 1982, MII is a corporation organized under the laws of the Republic of Panama. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have been introduced in the U.S. Congress in recent years. Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. In addition, Panama enacted a law in 2013 that would have introduced a worldwide income tax on Panamanian tax residents, such as MII. The law was subsequently repealed with retroactive effect. Nonetheless, Panama could introduce similar legislation in the future. It is possible that, if legislation were to be enacted in these areas, we could be subject to a substantial increase in our corporate income taxes and, consequently, a decrease in our future net income and an increase in our future cash outlays for taxes. We are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments.

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

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, coverage for costs incurred for investigations related to breaches of laws or regulations, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity is insufficient could have a material adverse effect on us.

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

Our failure to successfully defend against claims made against us by customers, suppliers or subcontractors, or our failure to recover adequately on claims made by us against customers, suppliers or subcontractors, could materially adversely affect our business, financial condition, results of operations and cash flows.

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in design or engineering, equipment or supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete projects in accordance with the original delivery schedules or to meet other contractual performance obligations. We occasionally bring claims against customers for additional costs exceeding contract prices or for amounts not included in original contract prices. These types of claims may arise due to matters such as customer-caused delays or changes from the initial project scope, which may result in additional costs, both direct and indirect. From time to time, claims are the subject of lengthy and expensive arbitration or litigation proceedings, and it is often difficult to accurately predict when those claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the claims. In addition, claims may be brought against us by customers in connection with our contracts. Claims brought against us may include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the work and claims for cancelled projects. The claims can involve actual damages, as well as contractually agreed-upon liquidated sums. Claims among us and our suppliers and subcontractors include claims similar to those described above. These claims, if not resolved through negotiation, may also become subject to lengthy and expensive arbitration or litigation proceedings. Claims among us, our customers, suppliers and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flows.

We depend on a relatively small number of customers.

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our inability to continue to perform services for a number of these large existing customers, if not offset by contracts with new or other existing customers, or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations. Our significant customers include major integrated and national oil and gas companies.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with regulations on lobbying or similar activities, regulations pertaining to the internal control over financial reporting and various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective. Our failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, lead to the suspension of operations and result in reduced revenues and profits.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, other applicable worldwide anti-corruption laws or our 1976 Consent Decree.

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

Governmental requirements relating to the protection of the environment, including those requirements relating to solid waste management, air quality, water quality and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change as well as new restrictions. For example, because of concerns that carbon dioxide, methane and certain other so-called “greenhouse gases” in the Earth’s atmosphere may produce climate changes that have significant adverse impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which adoption in areas where we conduct business could require us or our customers to incur added costs to comply, may result in delays in pursuit of regulated activities and could adversely affect demand for the oil and natural gas that our customers produce, thereby potentially limiting the demand for our services. Failure to comply with these requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of orders enjoining performance of some or all of our operations. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. See “Governmental Regulations and Environmental Matters—Environmental” in Item 1 above for further information.

Our businesses require us to obtain, and to comply with, government permits and approvals.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping of production platforms and other offshore facilities;

•	marine vessel safety;

•	the operation of foreign-flagged vessels in the coastal trade;

•	currency conversions and repatriation;

•	oil exploration and development;

•	clean air and other environmental protection legislation;

•	taxation of foreign earnings and earnings of expatriate personnel;

•	required use of local employees and suppliers by foreign contractors; and

•	requirements relating to local ownership.

In addition, we depend on the demand for our services from the oil and gas industry and, therefore, we are generally affected by changing taxes and price controls, as well as new or amendments to existing laws, regulations, or other government controls imposed on the oil and gas industry generally, whether due to a particular incident or because of shifts in political decision making. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting the demand for our services. In the U.S. Gulf of Mexico, there have been a series of recent regulatory initiatives developed and implemented at the federal level, imposing more stringent safety, permitting and certification requirements on oil and gas companies pursuing exploration, development and production activities, which have resulted in increased compliance costs, added delays in drilling and a more aggressive enforcement regimen by regulators.

Additionally, certain ancillary activities related to the offshore construction industry, including the transportation of personnel and equipment between U.S. ports and the field of work in U.S. waters, may constitute “coastwise trade” within the meaning of certain U.S. federal laws and regulations. Under these laws and regulations, including the cabotage law generally referred to as the “Jones Act,” only vessels (1) owned by a certain percentage of U.S. citizens that are built and registered under the laws of the U.S. or (2) which are subject to an exception or exemption may engage in such “coastwise trade.” When we operate our foreign-flagged vessels in the U.S. Gulf of Mexico, we operate within the current interpretation of the Jones Act with respect to permitted activities for foreign-flagged vessels. Significant changes to the interpretation of the Jones Act and ruling letters regarding the Jones Act could affect our ability to operate, or competitively operate, our foreign-flagged vessels in the U.S. Gulf of Mexico or other U.S. waters. We are also subject to the risk of the enactment or amendment of cabotage laws in other jurisdictions in which we operate, which could negatively impact our operations in those jurisdictions.

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

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel at a competitive cost, or decreased productivity of such personnel could disrupt our operations and result in loss of revenues.

Our success depends on the continued active participation of our executive officers and key operating personnel. The unexpected loss of the services of any one of these persons could adversely affect our operations. We also expect to implement changes to our organizational structure during the first half of 2014. These structure-related changes are expected to orient the Company around offshore and subsea business lines supported by four geographic regions. If we are unable to implement these changes as expected, it may significantly affect our business and results of operations in the future.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability and productivity of such personnel. If we should suffer any material loss of personnel to competitors , have decreased labor productivity of employed personnel for any reason, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Our industry is currently experiencing high demand for the services of employees and escalating wage rates. If any of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

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

Our operations are also subject to the risk of cyber attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data, having our business operations interrupted, and increased costs to prevent, respond to, or mitigate cybersecurity attacks. These risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

Acquisitions may be funded by the issuance of additional equity or new debt financing, which may not be available on attractive terms, particularly given our recent operating losses. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on potential credit and bonding capacity.

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced.

Our results of operations could be affected by natural disasters in locations in which we and our customers and suppliers operate.

Our customers and suppliers have operations in locations that are subject to natural disasters, such as flooding, hurricanes, tsunamis, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination of such disasters, such as the events experienced in Japan in 2011. The occurrence of any of these events and the impacts of such events could disrupt and adversely affect the operations of our customers and suppliers as well as our operations in the areas in which these types of events occur.

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

Risk Factors Relating to Our Financial Condition and Markets

Volatility and uncertainty of the financial markets may negatively impact us.

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents, investments, cash flows from operations, and borrowings under our revolving credit facility. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and institutions represented in our revolving credit facility, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. During the global economic downturn that began in 2007, the financial markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. If national and international economic conditions deteriorate, it is possible that we may not be able to fully draw upon our existing revolving credit facility and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

Our primary credit agreement imposes restrictions that could limit our operating and investment flexibility.

We maintain a revolving credit facility under a credit agreement that permits borrowings for working capital and other needs, as well as letters of credit for projects. The terms of that credit agreement impose various restrictions and covenants on us that could have adverse consequences, including:

•	limiting our ability to react to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to pay dividends to our stockholders; and

•	limiting our ability to borrow additional funds.

In March 2014, we obtained a commitment letter from Goldman Sachs Lending Partners LLC for new senior secured financing. For more information regarding the commitment letter, see the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Credit Agreement” and “—Anticipated Refinancing.”

Maintaining adequate letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit to customers. These letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. We have limited capacity for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Letters of credit may not continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Risk Factors Relating to our Common Stock

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

Risk Factors Relating to the B&W Spin-off

In connection with the spin-off of B&W, B&W agreed to indemnify us for certain liabilities. However, the indemnity from B&W may not be sufficient to protect us against the full amount of such liabilities, and B&W’s ability to satisfy its indemnification obligations may be impaired in the future.

In 2010, we completed a spinoff of The Babcock & Wilcox Company (“B&W”) to our stockholders through a distribution of all of the outstanding common stock of B&W. Pursuant to the master separation agreement we entered into with B&W, B&W agreed to indemnify us from certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that B&W assumed. In addition, the indemnity may not be sufficient to protect us against the full amount of such liabilities, and B&W may not be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from B&W any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could adversely affect our business, results of operations and financial condition.

The spin-off of B&W could result in substantial tax liability.

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

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2013 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
ASIA PACIFIC
Singapore, Singapore	Operations/engineering/administrative office	Leased
Batam Island, Indonesia	Fabrication facility	Leased
Jakarta, Indonesia	Engineering office	Leased
Perth, Australia	Operations/administrative	Leased
Kuala Lumpur, Malaysia	Operations	Leased

ATLANTIC
Morgan City, Louisiana	Fabrication facility	Leased
Altamira, Mexico	Fabrication facility	Owned/Leased
Houston, Texas	Operations/engineering/administrative office	Leased
Rio de Janeiro, Brazil	Operations/administrative	Leased

MIDDLE EAST
Dubai (Jebel Ali), U.A.E.	Operations/engineering/fabrication/administrative office	Leased
Chennai, India	Engineering office	Leased
Al Khobar, Saudi Arabia	Operations/engineering office	Leased
Baku, Azerbaijan	Operations/administrative office	Leased
London, United Kingdom	Engineering/administrative office	Leased

CORPORATE
Houston, Texas	Administrative office	Leased

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including their location at December 31, 2013:

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
ATLANTIC
Agile(1)(3)	Multi-Service Vessel	1978/2011	100	—
DB 16(1)(2)(3)	Pipelay/Derrick	1967/2000	860	30
DB 50(1)(3)	Pipelay/Derrick	1988/2012	4,400	20
Intermac 600(4)	Launch/Cargo Barge	1973	—	—
MIDDLE EAST
DB 27(3)	Pipelay/Derrick	1974/1984	2,400	60
DB 32(3)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(3)	Multi-Service Vessel	1999/2010	100	—
LV 108(4)	Multi-Service Vessel	Under Construction
ASIA PACIFIC
DB 30 (4)(5)	Pipelay/Derrick	1975/1999	3,080	60
DB 101(3)	Pipelay/Derrick	1978/1984	3,500	—
DLB KP1(2) (3)	Pipelay/Derrick	1974	660	60
Emerald Sea(1) (3)	Multi-Service Vessel	1996/2007	100	—
Intermac 650(3)	Launch/Cargo Barge	1980/2006	—	—
North Ocean 102(1)(4)(5)	Multi-Service Vessel	2009	275	—
North Ocean 105(1)(4)(5)	Multi-Service Vessel	2012	440	16
DLV 2000(4)	Pipelay/Derrick	Under Construction

(1)	Vessel with dynamic positioning capability.
(2)	Currently classified as held for sale.
(3)	Vessels subject to mortgages securing indebtedness under our primary credit agreement.
(4)	Vessels not subject to mortgages securing indebtedness under our primary credit agreement.
(5)	Vessels owned through joint ventures. Our ownership percentages are: DB 30 (70%), North Ocean 102 (50%) and North Ocean 105 (75%). The North Ocean 105 is currently subject to a mortgage securing indebtedness of the joint venture that owns that vessel.

The estimated aggregate fair market value of vessels securing the revolving credit facility is approximately $648.0 million, based on independent third-party appraisals obtained during the period between April 2011 and February 2014. The estimated aggregate fair market value of vessels which are not subject to mortgages securing that indebtedness is approximately $491.0 million, (net of the portion of value attributable to minority ownership interests), based on independent third-party appraisals obtained during the period between September 2012 and February 2014 and costs incurred through December 31, 2013. As security for the indebtedness under our primary credit agreement, we have pledged all of the capital stock of our subsidiaries that own the vessels that are mortgaged to secure that indebtedness.

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

High and low stock prices by quarter for the years ended December 31, 2013 and 2012:

YEAR ENDED DECEMBER 31, 2013

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2013	$13.47	$10.50
June 30, 2013	$11.03	$8.18
September 30, 2013	$8.93	$6.73
December 31, 2013	$9.16	$6.93

YEAR ENDED DECEMBER 31, 2012

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2012	$15.35	$11.34
June 30, 2012	$13.25	$9.04
September 30, 2012	$13.56	$10.73
December 31, 2012	$12.45	$9.66

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of February 17, 2014, there were approximately 2,421 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,761,574	$11.78	2,954,521

The following graph provides a comparison of our five-year, cumulative total shareholder return(1) from December 2008 through December 2013 to the return of S&P 500 and our custom peer group.

(1)	Total shareholder return assuming $100 invested on December 31, 2008 and reinvestment of dividends on daily basis, as adjusted for the July 30, 2010 spin-off of B&W.

The peer group used for the five-year comparison was comprised of the following companies:

• Baker Hughes Incorporated	• Helix Energy Solutions Group, Inc.

• Cal Dive International, Inc.	• Jacobs Engineering Group Inc.

• Cameron International Corporation	• KBR, Inc.

• Chicago Bridge & Iron Company N.V.	• National Oilwell Varco, Inc.

• Dresser-Rand Group, Inc.	• Noble Corporation plc

• FMC Technologies, Inc.	• Oceaneering International, Inc.

• Foster Wheeler AG	• Oil States International, Inc.

• Halliburton Company	• Tidewater Inc.

The peer group also included The Shaw Group, Inc. until it was acquired by Chicago Bridge & Iron Company N.V on February 13, 2013.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2013	2012	2011	2010	2009
	(In thousands, except for per share amounts)
Statement of Operations Data(1):
Revenues	$2,658,932	$3,641,624	$3,445,110	$2,403,743	$3,281,790
Operating Income (Loss)	$(464,790)	$319,327	$250,723	$314,905	$279,349
Income (Loss) from Continuing Operations	$(516,913)	$203,156	$151,542	$236,566	$206,158
Income (Loss) from Discontinued Operations	$—	$3,497	$(12,812)	$(34,900)	$180,898
Net Income (Loss) Attributable to McDermott International, Inc.	$(516,913)	$206,653	$138,730	$201,666	$387,056
Basic Earnings per Common Share:
Income (Loss) from Continuing Operations	(2.19)	0.86	0.65	1.02	0.90
Income (Loss) from Discontinued Operations	—	0.01	(0.05)	(0.15)	0.79
Diluted Earnings per Common Share:
Income (Loss) from Continuing Operations	(2.19)	0.86	0.64	1.00	0.88
Income (Loss) from Discontinued Operations	—	0.01	(0.05)	(0.15)	0.78
Balance Sheet Data(2):
Total Assets	$2,807,371	$3,333,627	$2,992,814	$2,598,688	$4,849,110
Current Maturities of Long-Term Debt	$39,543	$14,146	$8,941	$8,547	$16,270
Long-Term Debt	$49,019	$88,562	$84,794	$46,748	$56,714
Total Equity	$1,440,344	$1,952,105	$1,733,712	$1,512,267	$1,833,100

(1)	Statement of operations data prior to December 31, 2010 have been restated to reflect the discontinuance of our charter fleet business and the July 30, 2010 spin-off of B&W.
(2)	Balance sheet data presented prior to December 31, 2011 includes the historical information of the charter fleet business and B&W.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

MII is a leading EPCI company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services for offshore oil and gas field developments, we deliver fixed and floating production facilities, pipeline and subsea systems from concept to commissioning. We support these activities with comprehensive project management and procurement services. Our reporting segments consist of Asia Pacific, Atlantic and the Middle East. Our Caspian and Middle East operating segments are aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities.

We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. See Note 11 to our consolidated financial statements included in this annual report for summarized financial information on our segments.

Our business activity depends mainly on capital expenditures for offshore construction services of major integrated oil and gas companies and national oil companies for the construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues.

The results of operations for the years presented reflect the historical operations of the charter fleet business as discontinued operations. The discussions of our business and results of operations in this annual report are presented on the basis of continuing operations, unless otherwise stated.

Overview of 2013 Results

As discussed in more detail below, the financial results for the year ended December 31, 2013 included an operating loss of $464.8 million. The operating loss was a result of a combination of operational matters and commercial issues with customers that impacted, among other things, our estimates of our costs at completion for various projects. These operational matters and commercial issues included, the following:

Of the $315.6 million fourth quarter 2013 operating loss, approximately $134.0 million was related to commercial issues, approximately $80.0 million was related to operational matters, approximately $86.0 million was related to impairment of balance sheet assets and approximately $16.0 million was related to restructuring charges in the Atlantic segment and corporate reorganization.

Of the approximate $134.0 million of fourth quarter 2013 operating losses related to commercial issues, key drivers included changes to recovery estimates on projects with unapproved change orders or claims outstanding with customers. Specifically, we recorded approximately $91.0 million of losses related to unapproved claims on two projects.

Of the approximate $80 million of fourth quarter 2013 operating losses related to projects with operational matters, approximately $50.0 million related to our typical selling, general and administrative costs. In addition, a key driver was a $28.0 million loss related to a subsea project in Malaysia due primarily to mechanical downtime on the North Ocean 105. The vessel has since resumed work and the project is expected to be completed in March 2014.

As a result of the anticipated future impact of several project issues described above on our cash flows, and although we were in compliance at December 31, 2013 with the financial covenants under the Credit

Agreement described below, we entered into discussions with the lenders under the Credit Agreement concerning a potential amendment to the Credit Agreement that would, among other things, amend the financial covenants and potentially restructure the form and amount of borrowing limits. In addition, in February 2014, we engaged Goldman, Sachs & Co. to assist us in exploring future financing alternatives, including potential secured financing. On March 2, 2014, we entered into a commitment letter with Goldman Sachs Lending Partners, LLC, under which they have committed, subject to the terms and conditions set forth in the commitment letter, to provide us with $950 million aggregate principal amount of new senior secured financing. For additional information concerning the commitment letter, see “—Liquidity and Capital Resources—Anticipated Refinancing.”

Business Outlook

Even though we generated substantial operating losses in 2013, we have a positive view of the future for our business due, in large part, to recent and ongoing organizational changes and our business model, which is heavily concentrated in international markets where demand for offshore oil and gas services and construction remains strongest. We generated more than 95% of our 2013 consolidated revenues from projects outside the U.S. Over the past three years we have generated an average of 97% of our revenues outside the U.S.

Our worldwide operations are heavily influenced by the worldwide demand for oil and gas. Oil prices have remained strong over the past 12 months, which has led to increased levels of capital expenditures by the major integrated and national oil and gas companies. As a result, we have a significant number of bids outstanding for new projects. However, any significant future economic contraction could reduce worldwide demand for oil and gas and negatively impact oil and gas prices, leading our customers to defer major capital projects, which would result in a decline in the demand for our services.

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

We expect the offshore EPCI market to remain strong, and we expect continued growth in deepwater developments. As a result, we have entered into contracts for the construction of two vessels, the LV 108 and DLV 2000, with deepwater capabilities for subsea and marine construction operations. The DLV 2000 is designed with deepwater S-Lay capabilities. Over the next two years, we expect to incur capital expenditures ranging from approximately $450 million to $500 million associated with the construction of those vessels.

Backlog is not a measure defined by GAAP and is not a measure of contract profitability. However, we use backlog information internally to evaluate our operations for the purpose of planning, forecasting and evaluating performance. Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. We expect our backlog of approximately $4.8 billion at December 31, 2013 to produce revenues of approximately $2.6 billion in 2014, not including the effects of any change orders or new contracts that may be awarded during the year. We are actively bidding on projects that we expect will be awarded to us in 2014, subject to successful contract negotiations. Those projects are not included in our December 31, 2013 backlog.

Our Atlantic segment continues to be challenged and, as a result, incurred operating losses of approximately $67.0 million in 2012 and $178.2 million in 2013. The segment has two projects in Brazil that contributed revenues but no income in 2012 and 2013. We currently expect a marine project in Brazil to be near breakeven at completion and that future revenues for this project will approximately equal costs when recognized. We expect this project will be completed during the second quarter of 2014. On the other project in Brazil, which is a five-year charter of the Agile that began in early 2012, we recognized a loss due to substantial cost overruns for the year ended December 31, 2011 and an additional loss in 2013 due to revised cost estimates to complete the project. We experienced losses in 2012 and 2013 on several projects, in large part due to increased costs and low fabrication productivity in the United States and Mexico. During 2012, we began ramping up our Altamira, Mexico fabrication facility, primarily with work on small projects, and we were awarded a larger project that commenced during 2013, increasing our utilization of that facility. Until the uncertainties surrounding the projects in Brazil are clarified, and we successfully execute and complete the U.S. and Mexico projects, short-term operating performance could be negatively impacted.

We commenced a restructuring of our Atlantic segment during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. Our Morgan City, Louisiana location was one of our principal fabrication facilities prior to the restructuring. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have reached an agreement to exit our joint venture operation in Brazil. Costs associated with our Atlantic restructuring activities will primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs. The total costs are expected to range between $55 million to $60 million in the aggregate. Of the total anticipated costs, we incurred approximately $14.6 million during quarter ended December 31, 2013 and had incurred an aggregate of $34.1 million as of December 31, 2013.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. We also expect to implement changes to our organizational structure during the first half of 2014. These structure-related changes are expected to orient the Company around offshore and subsea business lines supported by four geographic regions. We are also reevaluating and deferring capital expenditures, reducing our fixed-cost structure and seeking to divest certain non-core assets. Costs associated with our corporate reorganization activities will primarily include severance, relocation and other personnel-related costs and costs for advisors. The total of these costs is expected to range between $35 million to $40 million and to be incurred during 2014 and early 2015. Of the total anticipated costs, we incurred approximately $1.6 million during the quarter ended December 31, 2013.

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

Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers and collect all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and third-party subcontractors. Costs incurred prior to a project award are generally expensed during the period in which they are incurred. Total estimated project costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts management expects to recover or costs incurred. Additionally, to the extent that claims included in backlog, including those which arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in, or reversals of previously reported amounts of, revenues and profits, and charges against current earnings, which could be material.

As of December 31, 2013, the total unapproved change orders included in our estimates at completion aggregated approximately $514.2 million, of which approximately $112.3 million was included in backlog at December 31, 2013. Unapproved change orders that are disputed by the customer are treated as claims.

Claims Revenue. Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather or sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the claims at December 31, 2013 were involved in litigation.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $17.2 million and $187.6 million as of December 31, 2013 and December 31, 2012, respectively. All of those claim amounts at December 31, 2013 were related to our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the years ended December 31, 2013 and 2012, $11.7 million and $78.6 million, respectively, of revenues and costs are included in our consolidated financial statements pertaining to claims. All of those revenues and costs included in our consolidated financial statements at December 31, 2013 were related to our Middle East segment.

Our unconsolidated joint ventures did not include any claims revenue or associated cost in their financial results for the year ended December 31, 2013. For the year ended December 31, 2012, our unconsolidated joint ventures included $9.2 million of claims revenue and associated costs in their financial results.

Deferred Profit Recognition. For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines. Prior to the fourth quarter of 2013, we accounted for an Atlantic segment project under our deferred profit recognition policy. However, we currently expect that project to be near breakeven at completion and are no longer accounting for it under the deferred profit recognition policy

Completed Contract Method. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project, we could lose the ability to adequately forecast costs to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2013, 2012 or 2011.

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

As of December 31, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the December 31, 2013 backlog amount of $4.8 billion, approximately $712.4 million relates to nine active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount are $204.0 million associated with a recently commenced EPCI project in Altamira which is expected to be completed in the third quarter of 2015, $156.3 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $67.7 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Atlantic segment. The amount also includes $91.6 million relating to an EPCI project in Saudi Arabia which is expected to be completed by mid-2015 and $53.4 million relating to a pipelay project scheduled for completion by mid-2014, both being conducted in our Middle East segment. These five projects represent 80% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Use of Estimates. We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer and vendor delays and other costs. We generally expect to experience a variety of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates, which impacted operating income in each of our segments for the years ended December 31, 2013 and 2012.

Year ended December 31, 2013

For the year ended December 31, 2013, we recognized net project losses of approximately $315.1 million due to changes in estimates across all three of our operating segments.

The Asia Pacific segment was negatively impacted by net losses of approximately $62.2 million due to changes in estimates on four projects. On a subsea project in Malaysia, we increased our estimated cost at completion by approximately $126.9 million primarily due to downtime on the North Ocean 105 resulting from mechanical and offshore productivity issues. This project is in a loss position and is expected to be completed by mid-2014. On an EPCI project in Australia we completed a settlement with the customer which resulted in lower-than-expected recoveries. This project was completed in the first quarter of 2013 and the settlement documents were executed on February 5, 2014. These deteriorations were partially offset by improvements on two projects. On another EPCI project in Australia, we reduced estimated costs to complete the project by approximately $64.1 million as a result of efficiencies and productivity improvements related to offshore hookup activities. This project was completed in early 2013. On a fabrication project in Australia, we increased our change order recovery and bonuses recognized by approximately $14.7 million resulting from settlements and achieved milestones. This project is expected to be completed in early 2014.

The Middle East segment was negatively impacted by losses of $174.4 million due to changes in estimates on four projects. On a pipelay project, we reduced the cost recovery estimate as a result of ongoing negotiations with the customer, although we believe we have a substantial basis for our claims. This project is currently in a loss position and is expected to be completed during the second quarter of 2014. On an EPCI project in Saudi Arabia, we increased our estimated cost at completion by approximately $62.5 million primarily as a result of revisions to the project’s execution plans, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and delays in completion of onshore activities. Although the project recognized a loss in the year ended December 31, 2013, it remains in an overall profitable position and is expected to be completed during 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.5 million, primarily due to weather downtime and revisions to our estimated cost to complete the hookup campaign. This project remains profitable and is expected to be completed during 2014. On a third EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.4 million due to procurement and design issues which were settled on less favorable terms than previously expected. This project is currently in a loss position and is expected to be completed during the first half of 2015.

The Atlantic segment was negatively impacted by changes in estimates on six projects resulting in approximately $78.5 million of project losses. In Morgan City, we incurred additional costs of approximately $9.3 million to complete a fabrication project, primarily due to poor labor productivity. That project was completed during the fourth quarter of 2013. On a marine project in Mexico completed during 2012, we reversed previously recognized claim revenue by approximately $10.0 million due to unsuccessful claim resolution efforts. On the five-year charter of the Agile in Brazil, we increased the estimated cost to complete the project by approximately $8.6 million. The completion of this charter is expected during the first quarter of 2017. On two EPCI projects in Altamira, we increased our estimated costs at completion by approximately $40.9 million, primarily due to higher procurement costs, reduced labor productivity, and reduced utilization of the fabrication facility. Both of these projects are in a loss position. One is expected to be completed during the second quarter of 2014 and the other is expected to be completed by the third quarter of 2015. On a subsea project in the U.S. Gulf of Mexico, we recognized a loss of approximately $9.7 million, primarily driven by the recognition of liquidated damages due to the anticipated late arrival of vessels currently engaged on projects in Brazil and Malaysia. This project is scheduled for completion during 2014.

Year ended December 31, 2012

Operating income for the year ended December 31, 2012 in our Asia Pacific segment benefited significantly from certain changes in estimates, which resulted in a reduction of remaining costs as a result of efficiencies and productivity improvements related to offshore hook-up activities on one of our EPCI projects, which was completed in early 2013. Excluding those cost savings, our costs increased by approximately 8% for the year ended December 31, 2012. These benefits were partially offset by certain project charges of approximately $23.0 million associated with anticipated productivity changes and project delays on one of our subsea projects, which is expected to be completed by mid 2014. In addition, our Atlantic segment was impacted by project charges of approximately $16.0 million relating to two projects, which were completed in 2013, primarily due to lower than expected fabrication productivity. In our Middle East segment, we experienced project charges of approximately $13.0 million associated with increased cost estimates resulting from fabrication productivity and, to a lesser extent, higher than expected marine costs on a project, which was completed in early 2013.

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

Insurance and Self-Insurance. We have a wholly owned insurance subsidiary that provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits to our companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover losses in our captive insurance programs. These accruals are based on assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented. We reduced our self-insurance accruals, in part due to improved safety performance, by $7.2 million, $6.8 million and $17.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, and recognized these reductions in cost of operations in our consolidated statements of operations.

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

Loss Contingencies. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 12 to our consolidated financial statements included in this annual report. We have accrued our estimates of the probable losses associated with these matters, and associated legal costs are generally recognized in selling, general and administrative expenses as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

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

Impairment. The annual impairment review involves a two-step process. The first step involves comparing the book value of a reporting segment to its adjusted fair value. To determine the fair value of a reporting segment’s net assets, we use the weighted average of two valuation techniques: one based on market earnings multiples of peer companies identified for each business unit (the market approach); and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of free cash flows over a five-year period plus a terminal value period (the income approach).

If the adjusted fair value of the reporting segment is greater than its calculated book value, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, the second step of the impairment review process involves additional steps to determine the fair market value of the net assets.

Testing under the first step in 2013 indicated that the fair values of both Middle East and Asia Pacific segments were below their respective book values. The second step of the goodwill impairment testing also indicated that the enterprise fair value was lower than the fair market value of the net assets. Based on the results of the two-step process, we recorded a goodwill impairment charge of approximately $46.7 million in the fourth quarter of 2013 in our consolidated statements of operations. This amount represents the total amount of our goodwill, which was primarily related to a 2007 acquisition.

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

Based on market conditions and expected future utilization of our entire marine fleet, we recognized impairment charges totaling approximately $37.8 million during the year ended December 31, 2013 in our consolidated statements of operations related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction. We used appraised values and undiscounted future cash flows associated with the assets to determine the impairment amounts. Appraised values and undiscounted cash flows involve significant management judgments.

We did not recognize any impairment for the year ended December 31, 2012. For the year ended December 31, 2011, we recognized $5.5 million of impairment charges on certain vessels.

Deferred Taxes. We believe that our deferred tax assets recorded as of December 31, 2013 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 9 to our consolidated financial statements included in this annual report for information on our deferred taxes.

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

Segment Operations

Our segment revenues, net of intersegment revenues, as well as the approximate percentages of our total consolidated revenues, operating income (loss) and operating margin, for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income (Loss)
	Amount	Percent of Consolidated Revenues	Amount	Operating Margin
December 31, 2013:
Asia Pacific	$953,838	36%	$(75,513)	*
Atlantic	534,431	20%	(177,025)	*
Middle East	1,170,663	44%	(212,252)	*

Consolidated	$2,658,932	100%	$(464,790)	*
December 31, 2012:
Asia Pacific	$1,575,682	43%	$242,148	15%
Atlantic	474,061	13%	(66,883)	*
Middle East	1,591,881	44%	144,062	9%

Consolidated	$3,641,624	100%	$319,327	9%
December 31, 2011:
Asia Pacific	$1,898,033	55%	$202,969	11%
Atlantic	267,019	8%	(174,152)	*
Middle East	1,280,058	37%	221,906	17%

Consolidated	$3,445,110	100%	$250,723	7%

*	Not meaningful

For additional information on the geographic distribution of our revenues, see Note 11 to our consolidated financial statements included in this annual report.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Revenues

Revenues decreased approximately 28%, or $1.0 billion, to $2.7 billion in the year ended December 31, 2013 compared to $3.6 billion for the year ended December 31, 2012. The decline in revenues was attributable to our Asia Pacific and Middle East segments.

Revenues in the Asia Pacific segment decreased by approximately 39%, or $621.9 million, to $953.8 million in the year ended December 31, 2013, compared to $1.6 billion in the year ended December 31, 2012. The decline in revenues in the Asia Pacific segment was primarily due to lower marine activity on two of our EPCI projects in Australia that had significantly higher marine activity during the year ended December 31, 2012 and were near completion at the beginning of 2013. Those decreases were partially offset by increased revenues associated with fabrication and marine activities on existing projects in Indonesia, Australia and Malaysia.

Revenues in the Middle East segment decreased by approximately 26%, or $421.2 million, to $1.2 billion in the year ended December 31, 2013, compared to $1.6 billion in the year ended December 31, 2012. This decline was driven primarily by lower activity on an EPCI project in Saudi Arabia that had significant marine and fabrication activity during the year ended December 31, 2012 but was near completion at the beginning of 2013.

The revenue declines in our Asia Pacific and Middle East segments were partially offset by improvements in our Atlantic segment, where revenues increased by approximately 13%, or $60.3 million, to $534.4 million in the year ended December 31, 2013 compared to $474.1 million in the year ended December 31, 2012, primarily due to increased fabrication activity in Mexico and increased marine activity in Brazil, partially offset by lower Morgan City fabrication activity on projects that were near completion at the beginning of 2013 and lower marine activity in Mexico on a project completed in 2012.

Cost of Operations

Cost of operations decreased approximately 10%, or $298.6 million, to $2.8 billion in the year ended December 31, 2013 compared to $3.1 billion for the year ended December 31, 2012, primarily driven by reduced activity in our Asia Pacific segment.

Cost of operations in our Asia Pacific segment decreased by approximately 26%, or $317.2 million, to $904.8 million in the year ended December 31, 2013, compared to $1.2 billion in the year ended December 31, 2012. The cost of operations decline was primarily influenced by lower marine activity on two of our EPCI projects in Australia that had significantly higher marine activity during the year ended December 31, 2012 and were near completion at the beginning of 2013. Partially offsetting those cost reductions were the recognition of a loss and related marine activity on a subsea project in Malaysia and increased activity on projects in Indonesia and Australia.

Cost of operations in our Middle East segment decreased by approximately 8%, or $103.0 million, to $1.3 billion in the year ended December 31, 2013, compared to approximately $1.4 billion in the year ended December 31, 2012. This decline was driven primarily by lower activity on an EPCI project in Saudi Arabia that had significant marine and fabrication activity during the year ended December 31, 2012 but was near completion at the beginning of 2013. Partially offsetting those cost reductions were the recognition of losses on three EPCI projects in Saudi Arabia due to the increased at-completion cost estimates discussed above under “– Critical Accounting Policies and Estimates – Use of Estimates – Year Ended December 31, 2013” and increased activity on recently commenced projects.

Cost of operations in the Atlantic segment increased 24%, or $122.3 million, to $625.5 million in the year ended December 31, 2013, compared to $503.2 million in the year ended December 31, 2012, partially offsetting the cost of operations decreases in our Asia Pacific and Middle East segments. The main drivers of higher cost of operations in the Atlantic segment were increased marine activity in Brazil, increased fabrication activity at our Altamira facility, and the recognition of losses on two EPCI projects in Altamira, partially offset by reduced fabrication activity at our Morgan City facility and no marine activity in Mexico.

Operating Income (Loss)

Operating results decreased $784.1 million to an operating loss of $464.8 million in the year ended December 31, 2013 from operating income of $319.3 million in the year ended December 31, 2012, attributable to declines experienced in each segment.

Our Asia Pacific segment reported an operating loss of $75.5 million in the year ended December 31, 2013, as compared to operating income of $242.1 million in the year ended December 31, 2012. The decline was primarily due to an approximate $254.2 million decline in operating income from one of our EPCI projects in Australia, which had significantly higher marine activity in the year ended December 31, 2012 and was near completion at the beginning of 2013. In addition, we experienced $127.0 million of net losses on a project in Malaysia, primarily due to mechanical downtime on the North Ocean 105 and offshore productivity issues. The project is in a loss position and is expected to be completed by mid 2014. Asset impairment charges of approximately $40.8 million resulting from the impairment of segment goodwill and carrying cost of vessel upgrades under construction also had a negative impact. The declines in our Asia Pacific segment were partially offset by increased activity on projects in Indonesia, Australia and Malaysia.

Our Middle East segment reported an operating loss of $212.3 million in the year ended December 31, 2013 as compared to operating income of $144.1 million in the year ended December 31, 2012. The decrease was primarily attributable to an approximate $230.2 million decline in operating income from two EPCI projects in Saudi Arabia due to significantly lower marine and fabrication activity as compared to the year ended December 31, 2012 and increased estimates of costs to complete driven by execution plan changes, extended offshore hookup campaigns and delays in the completion of onshore activities during the year ended December 31, 2013. For further discussion of these increases in estimates of costs to complete, see “– Critical Accounting Policies and Estimates – Use of Estimates – Year Ended December 31, 2013”. While these two EPCI projects in Saudi Arabia recognized losses in the year ended December 31, 2013, both contracts remain profitable and are expected to be completed during 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.4 million due to procurement and design issues, which were settled on less favorable terms than previously expected. Although we believe we have substantial basis for our claims, reduced estimate of cost recoveries related to a pipelay project that is expected to be completed during the second quarter of 2014, had a negative impact. Asset impairment charges of approximately $21.4 million, resulting from the impairment of segment goodwill, also had a negative impact. These declines in our Middle East segment were partially offset by increased activity on certain newly awarded and recently commenced projects.

The operating loss recognized in our Atlantic segment increased by $110.1 million, resulting in an operating loss of $177.0 million for the year ended December 31, 2013, compared to an operating loss of $66.9 million in the year ended December 31, 2012. In Morgan City, we incurred additional losses of approximately $9.3 million to complete the last fabrication project at the facility due to poor labor productivity. The five-year Agile charter in Brazil generated an additional loss of $8.6 million during the year ended December 31, 2013 due to increased cost estimates to complete the project. All of the previously estimated losses on that project were recognized in the year ended December 31, 2011. Another marine project in Brazil contributed revenue but no income during the year ended December 31, 2013, as we currently expect the project to be near breakeven at completion. This project is expected to be completed during the second quarter of 2014. On a marine project in Mexico completed during 2012, we recognized a loss of approximately $10.0 million due to unsuccessful claim resolution efforts. On a subsea project in the U.S. Gulf of Mexico, we recognized a loss reserve of approximately $9.5 million, primarily driven by the recognition of liquidated damages due to the late arrival of vessels currently engaged on projects in Brazil and Malaysia. This project is scheduled for completion during 2014.

On two EPCI projects at Altamira, we increased our aggregate estimated costs at completion by approximately $40.9 million, primarily due to higher procurement costs, labor productivity and reduced utilization of the fabrication facility. Both of these projects are in loss positions. One is expected to be completed during the second quarter of 2014 and the other by the third quarter of 2015. On two fabrication projects at Altamira, we recognized aggregate losses of approximately $7.1 million due to write-downs of unpaid customer receivables, placing both projects in a loss position with no further work planned for either project. Other negative impacts included are asset impairment charges of $22.3 million resulting from the carrying costs of vessel upgrades under construction and approximately $35.7 million of restructuring charges in the year ended December 31, 2013.

Operating Margins

Operating income is frequently influenced by the resolution of change orders, project close-outs and settlements. Although we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Other Items in Operating Income

Selling, general and administrative expenses decreased by $4.8 million to $201.2 million for the year ended December 31, 2013 as compared to $206.0 million in 2012, primarily due to lower pension, equity compensation and other general corporate costs, partially offset by increased employee benefit costs.

Equity in loss of unconsolidated affiliates increased by $0.6 million to $16.1 million for the year ended December 31, 2013, compared to $16.7 million in 2012, primarily attributable to decreased losses in our FloaTEC joint venture.

Other Items

Interest income was $1.4 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively, primarily as a result of lower cash and cash equivalents balances in interest-bearing accounts. Results for the years ended December 31, 2013 and 2012 were not significantly impacted by interest expense.

Gain (loss) on foreign currency – net decreased by $3.2 million to income of $16.9 million in the year ended December 31, 2013 from income of $20.1 million in the year ended December 31, 2012, primarily due to lower gains related to derivative instruments and hedging activities of approximately $13.3 million recognized during the year ended December 31, 2013, as compared to gains related to derivative instruments and hedging activities of approximately $23.1 million recognized during the year ended December 31, 2012. The foreign currency exchange gains were $3.6 million for the year ended December 31, 2013 as compared to foreign currency exchange losses of $3.0 million for the year ended December 31, 2012.

At December 31, 2013, our derivative financial instruments consisted of foreign currency forward contracts. Our derivative activity substantially increased in 2012 related to the hedging program required for a large EPCI project award at the beginning of 2012. While we currently believe that our currency forward contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore we may continue to experience large gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts. The notional value of our outstanding derivative contracts totaled $1.1 billion at December 31, 2013, with maturities extending through 2017. Of this amount, $660.4 million is associated with various foreign currency expenditures we expect to incur on this EPCI project.

Other expense—net increased by $1.3 million to expense of $2.3 million in the year ended December 31, 2013 compared to expense of $1.0 million in the year ended December 31, 2012.

Provision for Income Taxes

For the year ended December 31, 2013, we recognized a loss before provision for income taxes of $448.9 million, compared to income before provision for income taxes of $343.1 million for the year ended December 31, 2012. In the aggregate, the provision for income taxes was $49.1 million and $129.2 million for the years ended December 31, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, Mexico, Malaysia and Singapore). As a result of losses with no corresponding tax benefit, our effective tax rate for the year ended December 31, 2013 was negative, as compared to 38.0% for the year ended December 31, 2012.

Discontinued Operations and Noncontrolling Interests

On March 19, 2012, we completed the sale of our former charter fleet business for cash consideration of approximately $61.0 million, resulting in a gain on the sale of approximately $0.3 million. Total income from discontinued operations, net of tax was $3.5 million for the year ended December 31, 2012.

Net income attributable to noncontrolling interests increased by $8.2 million to $19.0 million in the year ended December 31, 2013 from $10.8 million for the year ended December  31, 2012, primarily due to increased activity and higher net income at a joint venture during 2013.

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

Cost of Operations

Cost of operations increased approximately 4%, or $119.6 million, to $3.1 billion in the year ended December 31, 2012 compared to $3.0 billion for the year ended December 31, 2011. Despite the increase in costs, we experienced significant cost savings, driven by certain operational and productivity improvements related to offshore hook-up activities on a marine campaign in our Asia Pacific segment, which mitigated the overall increase. Excluding these cost savings, we believe our costs would have increased by 8% for the year ended December 31, 2012. The increase in cost of operations was primarily attributable to our Middle East segment and, to a lesser extent, our Atlantic segment, partially offset by a decrease in related project costs in the Asia Pacific segment. The increases in project costs in the Middle East and Atlantic segments were primarily driven by higher levels of project activity involving increased fabrication and, to a lesser extent, increased marine activity. In addition, our Atlantic segment was impacted by project charges of approximately $16.0 million relating to two projects, one of which was completed during the first half of 2013 and the other of which was completed in December 2013, primarily due to lower than expected fabrication productivity. In our Middle East segment, we experienced project charges of approximately $13.0 million associated with increased cost estimates resulting from fabrication productivity and, to a lesser extent, higher than expected marine costs on a project, which was completed during early 2013. Cost of operations in Asia Pacific decreased, in large part as a result of cost savings and certain operational improvements experienced on an EPCI project and, to a lesser extent lower marine activity. These decreases were partially offset by project charges of approximately $23.0 million associated with anticipated productivity changes and project delays on one of our subsea projects, which is expected to be completed in mid-2014.

Operating Income

Operating income increased $68.6 million to $319.3 million in the year ended December 31, 2012 from $250.7 million in the year ended December 31, 2011, primarily due to improvements in our Asia Pacific segment, where we experienced cost savings on marine installation activities on an EPCI project, and, to a lesser extent, improvements from project close-outs and two large settlements in 2012 related to an EPCI project and a pipeline project. The operating improvements experienced in the Asia Pacific segment were partially offset by project losses of approximately $23.0 million.

Operating income in the Middle East segment declined $77.8 million to $144.1 million, primarily attributable to project close-outs and settlements, which were recognized on certain projects during the year ended December 31, 2011, but were not experienced to the same extent in the year ended December 31, 2012. Project close-outs and settlements in 2011 related to projects in Qatar, India and Saudi Arabia. The number and value of close-outs and settlements in 2012 were lower as compared to 2011. Additionally, the Middle East segment decline was influenced by project charges of approximately $13.0 million.

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

Total operating margins were approximately 9% in the year ended December 31, 2012 compared to 7% for the year ended December 31, 2011. We experienced increased operating margins in our Asia Pacific segment in the year ended December 31, 2012, largely as a result of cost savings on marine installation activities on one of our EPCI projects, partially offset by increased operating costs associated with anticipated productivity and project delays on a marine project. Conversely, we experienced a decline in our Middle East segment operating margins in the year ended December 31, 2012, primarily due to lower project close-outs and settlements recognized in the year ended December 31, 2012 as compared to the year ended December 31, 2011, increased costs associated with declines in fabrication productivity and increases in estimated costs associated with marine activities on one of our EPCI projects.

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

Gain (loss) on foreign currency – net improved by $18.9 million to income of $20.1 million in the year ended December 31, 2012 from income of $1.2 million in the year ended December 31, 2011, primarily due to gains related to derivative instruments and hedging activities of approximately $23.1 million recognized during the year ended December 31, 2012, as compared to losses related to derivative instruments and hedging activities of approximately $2.5 million recognized during the year ended December 31, 2011. These gains were partially offset by approximately $6.7 million of increased foreign currency exchange losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is cash flows generated from operations. Revolving borrowings under the credit agreement that we originally entered into with a syndicate of lenders in May 2010 (as last amended in November 2013, the “Credit Agreement”) has provided an additional resource to fund our operating and investing activities.

Credit Agreement

The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes.

In August and November 2013, we amended the Credit Agreement to, among other things: (1) add certain amounts to EBITDA (as defined in the Credit Agreement) for the fiscal quarters ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013; (2) permit us to add to EBITDA certain cash expenses related to the Atlantic segment restructuring for the quarters ended or ending September 30, 2013, December 31, 2013 and March 31, 2014; (3) increase the maximum permitted leverage ratio of total indebtedness to EBITDA from 3.00:1.00 to 3.75:1.00 for the quarters ended or ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014; and (4) increase the maximum permitted leverage ratio from 3.00:1.00 to 3.50:1.00 for the quarter ending September 30, 2014. The amendments to the Credit Agreement also provide that if we either issue senior unsecured notes with a principal amount of at least $300 million or incur certain types of second lien secured indebtedness: (1) from the date of such issuance or incurrence until March 31, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 5.00:1.00; (2) for the fiscal quarter ending June 30, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 4.00:1.00; and (3) from the date of such issuance or incurrence until September 30, 2014, we will have to comply with a maximum permitted secured leverage ratio of total indebtedness outstanding under the Credit Agreement to EBITDA of 2.00:1.00. The maximum leverage ratio and the minimum interest coverage ratio as defined in the Credit Agreement may differ in the method of calculation from similarly titled measures used by other companies or in other agreements. The Credit Agreement also contains covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and second lien debt, mergers and capital expenditures. We were in compliance with the covenants under the Credit Agreement as of December 31, 2013.

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

At December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $214.3 million. At December 31, 2013, there was $735.7 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. During the year ended December 31, 2013, our outstanding borrowings under the Credit Agreement did not exceed $80.0 million, and we had average outstanding borrowings under the Credit Agreement of approximately $23.5 million, with an average interest rate of 2.28%. At December 31, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $267.3 million. In addition, we had $96.9 million and $117.6 million in outstanding unsecured bilateral letters of credit at December 31, 2013 and 2012, respectively.

As of February 28, 2014, we had $250 million of borrowings outstanding and had approximately $306.0 million of outstanding letters of credit issued under the Credit Agreement, including letters of credit in the aggregate amount of $109.0 million issued in February 2014 to replace the letters of credit issued by Australia and New Zealand Banking Group Limited discussed below. At February 28, 2014, we had approximately $394.0 million remaining available under the Credit Agreement for borrowings or to meet letter of credit requirements.

At December 31, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

Obligations under the Credit Agreement are secured on a first-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) all of our personal property and substantially all of the personal property of our wholly owned subsidiaries, subject to exceptions for bank accounts, equipment and certain other assets, and (2) certain of our marine vessels.

Anticipated Refinancing

As discussed above under “—Overview of 2013 Results,” due to the anticipated future impact on our cash flows from various operating and commercial issues that contributed to our operating loss for the year ended December 31, 2013, and, although we were in compliance with the financial covenants under the Credit Agreement, we began discussions with the lenders under the Credit Agreement concerning a potential amendment to the Credit Agreement that would, among other things, amend the financial covenants and potentially restructure the form and amount of borrowing limits. We also engaged Goldman, Sachs & Co. to assist us in exploring future financing alternatives, including potential secured financing.

On March 2, 2014, we entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Lending Partners LLC (“Goldman Sachs”), under which Goldman Sachs has committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with $950 million aggregate principal amount of new senior secured financing. Such new financing is expected to be available to us during the time period which we expect to negotiate an amendment to the Credit Agreement. Upon completion of the Credit Agreement amendment, we would expect to terminate the new financing commitment. The new senior secured financing contemplated by the Commitment Letter would have a term of five years, and the proceeds thereof would provide funded capacity for letters of credit, as well as funding for working capital needs and general corporate purposes.

The indebtedness under the new senior secured financing would be secured on a first-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering all the assets that are currently collateralizing the indebtedness under the Credit Agreement.

Goldman Sachs’ commitment to provide the new senior secured financing is subject to, among other things, the execution of definitive loan documentation and the satisfaction of other customary conditions precedent for financings of this type. However, if the Credit Agreement is not amended as currently contemplated, our management believes that the new financing commitment, taken together with our cash flows from operations, will be sufficient to fund our liquidity and letter of credit requirements for at least the next 12 months.

The Commitment Letter extends until April 25, 2014. Depending on the developments relating to the contemplated amendment to the Credit Agreement, it is possible that the refinancing transactions we ultimately enter into will differ from those described above. In connection with the Commitment Letter, we paid Goldman Sachs an up-front commitment fee. In the event we utilize the new committed financing, we would pay Goldman Sachs funding and other customary fees.

The foregoing description of the Commitment Letter is a summary and is qualified in its entirety by reference to the complete Commitment Letter, which is filed as an exhibit to this annual report on Form 10-K.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of that transaction, we had consolidated notes payable of approximately $31.4 million and $37.3 million on our consolidated balance sheets at December 31, 2013 and 2012, respectively, of which approximately $31.4 million and $6.0 million was classified as current notes payable at December 31, 2013 and 2012, respectively. JRMSA guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The debt bore interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.557% and matured in January 2014. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At December 31, 2013, there was $57.2 million in borrowings outstanding under this agreement, of which approximately $8.2 million was classified as current notes payable. At December 31, 2012, there was $65.4 million in borrowings outstanding, of which $8.2 million was classified as current notes payable.

ANZ Reimbursement Agreement

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During February 2014, we replaced these letters of credit with letters of credit issued under the Credit Agreement.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc, both subsidiaries of MII. As of December 31, 2013 and 2012, bonds issued under these arrangements totaled $43.5 million and $50.1 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The bonds issued under these arrangements totaled $106.3 million as of December 31, 2013.

Cash, Cash Equivalents and Investments

In the aggregate, our cash, cash equivalents, restricted cash and investments decreased by $548.3 million to $155.9 million at December 31, 2013 from $704.2 million at December 31, 2012, primarily due to the operating loss in the year ended December 31, 2013 as compared to operating income in the year ended December 31, 2012. At February 28, 2014, our cash, cash equivalents and restricted cash and investments totaled approximately $334.8 million.

At December 31, 2013, we had restricted cash and cash equivalents totaling $23.7 million, all of which was held in restricted foreign-entity accounts.

At December 31, 2013, we had investments with a fair value of $13.5 million. Our investment portfolio consists primarily of investments in commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income. During the year ended December 31, 2013, we recognized an other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain (loss) on investments was a gain of $0.2 million as of December 31, 2013 and a loss of $2.4 million as of December 31, 2012. The major components of our investments in an unrealized loss position are asset-backed and mortgage-backed obligations. In February 2014 we sold all of our asset-backed and mortgage-backed obligations for approximately the same amount as our carrying value for those obligations at December 31, 2013.

Our current assets, less current liabilities, excluding cash, cash equivalents and restricted cash, declined by $201.6 million to a negative $183.1 million at December 31, 2013 from a positive $18.5 million at December 31, 2012, primarily due to decreases in receivables and short-term investments and, to a lesser extent, increases in short-term notes payable.

Cash Flow Activities

Operating activities. Our net cash used in operating activities was $256.6 million in the year ended December 31, 2013, compared to net cash provided by operating activities of $209.8 million in the year ended December 31, 2012. This change was primarily due to the operating loss in the year ended December 31, 2013 as compared to the operating income in the year ended December 31, 2012.

Our net cash provided by operating activities was $209.8 million in the year ended December 31, 2012, compared to $97.4 million in the year ended December 31, 2011. This difference was primarily attributable to changes in accounts receivable—trade and certain employee-related benefits, partially offset by the change in net contracts in progress and advance billings.

Investing activities. Our net cash used in investing activities was $231.2 million in the year ended December 31, 2013, compared to cash used in investing activities of $188.9 million in the year ended December 31, 2012. The change in net cash used in investing activities was primarily due to lower net sales and maturities of available-for-sale securities. Our net cash provided by (used in) investing activities changed by $237.7 million to net cash used in investing activities of $188.9 million in the year ended December 31, 2012 from net cash provided by investing activities of $48.8 million in the year ended December 31, 2011. The change in net cash used in investing activities was primarily due to a reduction in the amount of restricted cash and lower net sales and maturities of available-for-sale securities.

Financing activities. Our net cash used in financing activities was $33.8 million in the year ended December 31, 2013, compared to cash used in financing activities of $13.8 million in 2012, primarily due to increased debt repayments in 2013 and increased debt issuance costs.

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

Capital expenditures for the years ended December 31, 2013, 2012 and 2011 were $284.0 million, $286.3 million and $282.6 million, respectively. Capital expenditures for all periods were primarily attributable to construction of the North Ocean 105 vessel, upgrading the capabilities of the DB 50 and North Ocean 102 vessels and certain upgrades and equipment expenditures associated with other vessels in our marine fleet. In 2009, we acquired a 50% interest in an entity that owns the North Ocean 102 and a 75% interest in an entity that constructed and now owns the North Ocean 105. The North Ocean 102 was added to our marine fleet in 2009.

The North Ocean 105 was placed into service in 2012. Both vessels are intended to serve the deepwater markets by offering flexible and rigid pipe installation capabilities, among other things. In addition, based on our expectations of the demand in the deepwater market, we entered into contracts to construct two additional vessels – the LV 108 and the DLV 2000, with deepwater capabilities for subsea and marine construction operations. The DLV 2000 is also designed with deepwater S-Lay capabilities. Over the next two years, we expect to incur capital expenditures ranging from approximately $450.0 million to $500.0 million associated with the construction of those vessels.

On December 5, 2012, we modified our existing vessel operating agreement for the North Ocean 102, with our joint venture partner, Oceanteam Shipping ASA, to allow us greater flexibility to operate and modify this vessel to meet the demands of the offshore market and our customers. In addition, this modification effectively converted our partner’s economic benefits (our costs) into a fixed commercial arrangement, while retaining our option to purchase our partner’s interest in the North Ocean 102 in 2014. In December 2014, we expect to exercise our option to purchase Oceanteam’s interest in the North Ocean 102 vessel-owning entities at a net cost of approximately $33.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2013 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt principal	$88,562	$39,543	$16,339	$16,340	$16,340
Operating leases	$248,511	$25,331	$53,208	$13,045	$156,927
LV108 and DLV 2000	$485,200	$90,900	$394,300	$—	$—
Vessel charters	$11,319	$11,319	$—	$—	$—

We have interest payments on our long-term debt obligations as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$6,291	$1,828	$2,409	$1,482	$572

These obligations are based on the debt outstanding at December 31, 2013 and the stated interest rates.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$570,377	$275,650	$117,751	$103,461	$73,515

We have recorded a $56.0 million liability as of December 31, 2013 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in currency exchange rates and interest rate risk. Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in commercial paper and other highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. All of our investments in debt securities are classified as available-for-sale.

We have operations in many locations around the world, and, as a result, our financial results could be significantly affected by factors such as changes in currency exchange rates or weak economic conditions in foreign markets. In order to manage the risks associated with currency exchange rate fluctuations, we attempt to hedge those risks with foreign currency derivative instruments. Historically, we have hedged those risks with foreign currency forward contracts. In certain cases, contracts with our customers may contain provisions under which payments from our customers are denominated in U.S. Dollars and in a foreign currency. The payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

We have exposure to changes in interest rates on our credit facility (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). At December 31, 2013, we had no outstanding borrowings under our credit facility. We have no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations have fixed interest rates.

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

At December 31, 2013:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$—	$—	$—	$—	$—	$15,106	$15,106	$13,511
Average Interest Rate	—					0.80%
Long-term Debt	$39,543	$8,170	$8,170	$8,170	$8,170	$16,339	$88,562	$90,005
Average Interest Rate(1)	2.93%	2.76%	2.76%	2.76%	2.76%	2.76%

At December 31, 2012:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total
Investments	$23,987	$—	$—	$—	$—	$22,345	$46,332	$45,992
Average Interest Rate	0.38%					0.68%
Long-term Debt	$14,146	$39,543	$8,170	$8,170	$8,170	$24,509	$102,708	$106,324
Average Interest Rate(1)	2.93%	2.93%	2.76%	2.76%	2.76%	2.76%

(1)	Fixed and floating interest rates through the year ending December 31, 2014 and fixed interest rates thereafter.

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2013 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2014	Fair Value at December 31, 2013	Average Contractual Exchange Rate
Australian Dollar	$122,077	$(11,285)	0.9751
Danish Krone	$23,664	$525	5.5256
Euros	$225,576	$8,422	1.3316
Pound Sterling	$81,156	$1,670	1.6053
Japanese Yen	$170	$(10)	98.8572
Mexican Peso	$28,222	$(3)	13.1182
Norwegian Kroner	$144,771	$(1,450)	6.0331
Singapore Dollar	$186,450	$(6,437)	1.2184

Foreign Currency	Year Ending December 31, 2015	Fair Value at December 31, 2013	Average Contractual Exchange Rate
Australian Dollar	$112,778	$(10,281)	0.9479
Danish Krone	$26,578	$1,126	5.6226
Euros	$2,020	$80	1.3272
Pound Sterling	$2,900	$50	1.5922
Norwegian Kroner	$9,046	$(398)	5.8860
Singapore Dollars	$67,849	$(2,478)	1.2139

Foreign Currency	Year Ending December 31, 2016	Fair Value at December 31, 2013	Average Contractual Exchange Rate
Australian Dollar	$77,104	$(7,057)	0.9349
Danish Krone	$6,654	$283	5.6143
Euros	$961	$41	1.3312
Pound Sterling	$834	$13	1.5917

Foreign Currency	Year Ending December 31, 2017	Fair Value at December 31, 2013	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(1,600)	0.9062
Euros	$458	$22	1.3348

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 3, 2014

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$2,658,932	$3,641,624	$3,445,110

Costs and Expenses:
Cost of operations	2,801,426	3,100,009	2,980,390
Selling, general and administrative expenses	201,171	205,974	212,002
Loss on asset impairments	84,482	—	5,488
Gain on asset disposals	(15,200)	(405)	(8,478)
Restructuring charges	35,727	—	—

Total Costs and Expenses	3,107,606	3,305,578	3,189,402

Equity in Loss of Unconsolidated Affiliates	(16,116)	(16,719)	(4,985)

Operating Income (Loss)	(464,790)	319,327	250,723

Other Income (Expense):
Interest income—net	1,353	4,656	1,319
Gain (loss) on foreign currency—net	16,872	20,142	1,234
Other income (expense)—net	(2,339)	(995)	(1,985)

Total Other Income (Expense)	15,886	23,803	568

Income (loss) from continuing operations before provision for income taxes, discontinued operations and noncontrolling interest	(448,904)	343,130	251,291
Provision for Income Taxes	49,051	129,204	87,124

Income (loss) from continuing operations before discontinued operations and noncontrolling interest	(497,955)	213,926	164,167

Gain (loss) on disposal of discontinued operations	—	257	(21,934)
Income from discontinued operations, net of tax	—	3,240	9,122

Total income (loss) from discontinued operations, net of tax	—	3,497	(12,812)

Net Income (Loss)	(497,955)	217,423	151,355

Less: net income attributable to noncontrolling interests	18,958	10,770	12,625

Net Income (Loss) Attributable to McDermott International, Inc.	$(516,913)	$206,653	$138,730

Earnings per Common Share:
Basic:
Income (loss) from continuing operations, less noncontrolling interest	(2.19)	0.86	0.65
Income (loss) from discontinued operations, net of tax	—	0.01	(0.05)
Net Income	(2.19)	0.88	0.59
Diluted:
Income (loss) from continuing operations, less noncontrolling interest	(2.19)	0.86	0.64
Income (loss) from discontinued operations, net of tax	—	0.01	(0.05)
Net Income (Loss)	(2.19)	0.87	0.59
Shares Used in the Computation of Earnings per Share:
Basic	236,514,584	235,638,422	234,598,901
Diluted	236,514,584	237,619,688	237,040,507

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net Income (Loss)	$(497,955)	$217,423	$151,355

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	17,587	11,633	18,538
Unrealized gain (loss) on benefit plan revaluation	(9,542)	(23,821)	44,828
Unrealized gain (loss) on investments	920	2,087	(93)
Realized loss on investments	1,634	—	20
Translation adjustments	804	9,072	(5,550)
Unrealized (loss) gain on derivatives	(52,836)	1,576	4,505
Realized (loss) gain on derivatives	(4,340)	7,135	171

Other comprehensive income, net of tax(1)	(45,773)	7,682	62,419

Total Comprehensive Income (Loss)	$(543,728)	$225,105	$213,774

Less: Comprehensive Income Attributable to Noncontrolling Interests	18,903	10,835	13,357

Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$(562,631)	$214,270	$200,417

(1)	The tax impact on amounts presented in other comprehensive income are not significant.

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$118,702	$640,147
Restricted cash and cash equivalents	23,652	18,116
Investments	—	19,242
Accounts receivable—trade, net	381,858	428,800
Accounts receivable—other	89,273	75,461
Contracts in progress	425,986	560,154
Deferred income taxes	7,091	9,765
Assets held for sale	1,396	2,679
Other current assets	32,242	35,425

Total Current Assets	1,080,200	1,789,789

Property, Plant and Equipment	2,367,686	2,115,176
Less accumulated depreciation	(889,009)	(833,385)

Net Property, Plant and Equipment	1,478,677	1,281,791
Assets Held for Sale	12,243	26,758
Investments	13,511	26,750
Goodwill	—	41,202
Investments in Unconsolidated Affiliates	50,536	37,435
Other Assets	172,204	129,902

Total Assets	$2,807,371	$3,333,627

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$39,543	$14,146
Accounts payable	398,739	400,007
Accrued liabilities	138,482	108,963
Accrued employee-related benefits	36,933	57,391
Accrued contract costs	189,809	203,064
Advance billings on contracts	278,929	241,696
Deferred income taxes	17,892	10,758
Income taxes payable	20,657	76,986

Total Current Liabilities	1,120,984	1,113,011

Long-Term Debt	49,019	88,562
Self-Insurance	20,531	22,641
Pension Liability	15,681	25,069
Income taxes payable	56,042	55,857
Other Liabilities	104,770	76,382
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued and outstanding 244,271,365 and 243,442,156 shares at December 31, 2013 and December 31, 2012, respectively	244,271	243,442
Capital in excess of par value	1,414,457	1,391,271
Retained earnings	(71,157)	445,756
Treasury stock, at cost, 7,130,294 and 7,574,903 shares at December 31, 2013 and December 31, 2012, respectively	(97,926)	(98,725)
Accumulated other comprehensive loss	(140,131)	(94,413)

Stockholders’ Equity—McDermott International, Inc.	1,349,514	1,887,331
Noncontrolling Interests	90,830	64,774

Total Equity	1,440,344	1,952,105

Total Liabilities and Equity	$2,807,371	$3,333,627

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(497,955)	$217,423	$151,355
(Income) loss from discontinued operations, net of tax	—	(3,497)	12,812

Income (loss) from continuing operations	(497,955)	213,926	164,167
Non-cash items included in net income:
Depreciation and amortization	84,580	86,440	82,391
Drydock amortization	18,467	25,545	24,567
Equity in loss of unconsolidated affiliates	16,116	16,719	4,985
Gains on asset disposals	(15,200)	(405)	(8,478)
Loss on asset impairments	84,482	—	5,488
Provision for deferred taxes	(5,359)	3,847	1,650
Stock-based compensation charges	21,100	15,369	17,825
Restructuring charges	18,044	—	—
Other non-cash items	(3,463)	8,367	18,096
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	30,156	(5,920)	(152,840)
Net contracts in progress and advance billings on contracts	171,397	(351,604)	(151,157)
Accounts payable	(17,493)	84,430	71,291
Accrued and other current liabilities	(22,155)	36,922	56,049
Income taxes	(54,431)	22,832	17,138
Pension liability and accrued postretirement and employee benefits	(30,828)	36,897	(83,263)
Other	(54,069)	16,419	29,537

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	(256,611)	209,784	97,446
NET CASH USED IN OPERATING ACTIVITIES—DISCONTINUED OPERATIONS	—	—	(1,426)

TOTAL CASH PROVIDED BY OPERATING ACTIVITIES	(256,611)	209,784	96,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(283,962)	(286,310)	(282,621)
(Increase) decrease in restricted cash and cash equivalents	(5,536)	3,846	175,899
Purchases of available-for-sale securities	(10,535)	(95,964)	(546,822)
Sales and maturities of available-for-sale securities	43,959	191,298	693,424
Investments in unconsolidated affiliates	(9,354)	(5,084)	(1,058)
Proceeds from asset dispositions and other investing activities	34,273	3,291	9,943

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUING OPERATIONS	(231,155)	(188,923)	48,765
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	60,671	—

TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(231,155)	(128,252)	48,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	296,000	19,034	46,987
Payment of debt	(310,146)	(10,061)	(8,606)
Purchase of treasury shares	(1,106)	(2,898)	(10,092)
Distributions to noncontrolling interests	(13,743)	(20,135)	(2,524)
Debt issuance costs and other financing activities	(4,837)	267	(4,476)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—CONTINUING OPERATIONS	(33,832)	(13,793)	21,289
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—DISCONTINUED OPERATIONS	—	—	1,426

TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(33,832)	(13,793)	22,715

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	153	1,554	(109)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(521,445)	69,293	167,391
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	640,147	570,854	403,463

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,702	$640,147	$570,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Income taxes (net of refunds)	$105,444	$89,451	$67,970

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Loss	Stockholders’ Equity	Non- Controlling Interest (NCI)	Total Equity
	Shares	Par Value
	(In thousands, except share amounts)
Balance at January 1, 2011	240,791,473	$240,791	$1,357,316	$100,373	$(85,735)	$(163,717)	$1,449,028	$63,239	$1,512,267
Net Income	—	—	—	138,730	—	—	138,730	12,625	151,355
Other Comprehensive Income, net of tax	—	—	—	—	—	61,687	61,687	732	62,419
Exercise of stock options	466,954	467	1,993	—	—	—	2,460	—	2,460
Share vesting	1,157,997	1,158	(1,158)	—	—	—	—	—	—
Stock-based compensation charges	—	—	17,825	—	—	—	17,825	—	17,825
Purchase of treasury shares	—	—	—	—	(10,092)	—	(10,092)	—	(10,092)
Distributions to NCI	—	—	—	—	—	—	—	(2,522)	(2,522)

Balance at December 31, 2011	242,416,424	$242,416	$1,375,976	$239,103	$(95,827)	$(102,030)	$1,659,638	$74,074	$1,733,712

Net income	—	—	—	206,653	—	—	206,653	10,770	217,423
Other Comprehensive Income, net of tax	—	—	—	—	—	7,617	7,617	65	7,682
Exercise of stock options	214,946	215	737	—	—	—	952	—	952
Share vesting	810,786	811	(811)	—	—	—	—	—	—
Stock-based compensation charges	—	—	15,369	—	—	—	15,369	—	15,369
Purchase of treasury shares	—	—	—	—	(2,898)	—	(2,898)	—	(2,898)
Distributions to NCI	—	—	—	—	—	—	—	(20,135)	(20,135)

Balance at December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105

Net income	—	—	—	(516,913)	—	—	(516,913)	18,958	(497,955)
Other Comprehensive Income, net of tax	—	—	—	—	—	(45,718)	(45,718)	(55)	(45,773)
Exercise of stock options	68,285	68	139	—	—	—	207	—	207
Share vesting	460,923	461	(461)	—	—	—	—	—	—
Stock-based compensation charges	—	—	18,936	—	2,164	—	21,100	—	21,100
Purchase of treasury shares	—	—	—	—	(1,106)	—	(1,106)	—	(1,106)
Sales of subsidiary shares to NCI	—	—	4,613	—	—	—	4,613	20,896	25,509
Distributions to NCI	—	—	—	—	—	—	—	(13,743)	(13,743)
Other	300,001	300	(41)		(259)		—	—	—

Balance at December 31, 2013	244,271,365	$244,271	$1,414,457	$(71,157)	$(97,926)	$(140,131)	$1,349,514	$90,830	$1,440,344

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Basis of Presentation

In March 2013, we acquired Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. During the quarter ended June 30, 2013, we commenced a restructuring of our Atlantic segment. Additionally, on March 19, 2012, we completed the sale of our former charter fleet business which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The consolidated statements of operations and the consolidated statements of cash flows for the periods presented have been retrospectively recasted to reflect the historical operations of the charter fleet business as discontinued operations. Accordingly, we have presented the notes to our consolidated financial statements on the basis of continuing operations.

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

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates, which impacted operating income for the years ended December 31, 2013, 2012 and 2011.

2013

For the year ended December 31, 2013, we recognized net project losses of approximately $315.1 million due to changes in estimates across all three of our operating segments.

The Asia Pacific segment was negatively impacted by net losses of approximately $62.2 million due to changes in estimates on four projects. On a subsea project in Malaysia, we increased our estimated cost at completion by approximately $ 126.9 million primarily due to downtime on the North Ocean 105 resulting from mechanical and offshore productivity issues. This project is in a loss position and is expected to be completed by mid-2014. On an EPCI project in Australia we completed a settlement with the customer which resulted in lower-than-expected recoveries. This project was completed in the first quarter of 2013 and the settlement documents were executed on February 5, 2014. These deteriorations were partially offset by improvements on two projects. On another EPCI project in Australia, we reduced estimated costs to complete the project by approximately $64.1 million as a result of efficiencies and productivity improvements related to offshore hookup activities. This project was completed in early 2013. On a fabrication project in Australia, we increased our change order recovery and bonuses recognized by approximately $14.7 million resulting from settlements and achieved milestones. This project is expected to be completed in early 2014.

The Middle East segment was negatively impacted by losses of $174.4 million due to changes in estimates on four projects. On a pipelay project, we reduced the estimate of cost recovery as a result of ongoing negotiations with the customer, although we believe we have a substantial basis for our claims. This project is currently in a loss position and is expected to be completed during the second quarter of 2014. On an EPCI project in Saudi Arabia, we increased our estimated cost at completion by approximately $62.5 million primarily as a result of revisions to the project’s execution plans, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and delays in completion of onshore activities. Although the project recognized a loss in the year ended December 31, 2013, it remains in an overall profitable position and is expected to be completed during 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.5 million, primarily due to weather downtime and revisions to our estimated cost to complete the hookup campaign. This project remains profitable and is expected to be completed during 2014. On a third EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.4 million due to procurement and design issues which were settled on less favorable terms than previously expected. This project is currently in a loss position and is expected to be completed during the first half of 2015.

The Atlantic segment was negatively impacted by changes in estimates on six projects resulting in approximately $78.5 million of project losses. In Morgan City, we incurred additional costs of approximately $9.3 million to complete a fabrication project, primarily due to poor labor productivity. That project was completed during the fourth quarter of 2013. On a marine project in Mexico completed during 2012, we reversed previously recognized claim revenue by approximately $10.0 million due to unsuccessful claim resolution efforts. On the five-year charter of the Agile in Brazil, we increased the estimated cost to complete the project by approximately $8.6 million. The completion of this charter is expected during the first quarter of 2017. On two

EPCI projects in Altamira, we increased our estimated costs at completion by approximately $40.9 million, primarily due to higher procurement costs, reduced labor productivity, and reduced utilization of the fabrication facility. Both of these projects are in a loss position. One is expected to be completed during the second quarter of 2014 and the other is expected to be completed by the third quarter of 2015. On a subsea project in the U.S. Gulf of Mexico, we recognized a loss of approximately $9.7 million, primarily driven by the recognition of liquidated damages due to the anticipated late arrival of vessels currently engaged on projects in Brazil and Malaysia. This project is scheduled for completion during 2014.

2012

Operating income for the year ended December 31, 2012 in our Asia Pacific segment benefited significantly from certain changes in estimates, which resulted in a reduction of remaining costs as a result of efficiencies and productivity improvements related to offshore hook-up activities on one of our EPCI projects, which was completed in early 2013. Excluding those cost savings, our costs increased by approximately 8% for the year ended December 31, 2012. These benefits were partially offset by certain project charges of approximately $23.0 million associated with anticipated productivity changes and project delays on one of our subsea projects, which is expected to be completed by mid 2014. In addition, our Atlantic segment was impacted by project charges of approximately $16.0 million relating to two projects, which were completed in 2013 primarily due to lower than expected fabrication productivity. In our Middle East segment, we experienced project charges of approximately $13.0 million associated with increased cost estimates resulting from fabrication productivity and, to a lesser extent, higher than expected marine costs on a project, which was completed in early 2013.

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

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and third-party subcontractors. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts management expects to recover or costs incurred. Additionally, to the extent that claims included in backlog, including those which arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in or reversals of previously reported, revenues and profits, and charges against current earnings, which could be material.

Claims Revenue

We include certain unapproved claims in the applicable contract value when we have a legal basis to do so, consider collection to be probable and the value can be reliably estimated. Claim revenue, when recorded, is only recorded to the extent of associated costs in our consolidated financial statements. The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $17.2 million and $187.6 million as of December 31, 2013 and December 31, 2012, respectively. All of those claim amounts at December 31, 2013 were related to our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. For the consolidated years ended December 31, 2013 and 2012, $11.7 million and $78.6 million, respectively, of revenues and costs are included in our consolidated financial statements pertaining to claims. All of those revenues and costs included in our consolidated financial statements at December 31, 2013 were related to our Middle East segment. Our unconsolidated joint ventures did not include any claims of revenue and cost in their financial results for the year ended December 31, 2013. For the year ended December 31, 2012, our unconsolidated joint ventures included $9.2 million of claims revenue and costs in their financial results.

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

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2013, 2012 or 2011.

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

As of December 31, 2013, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

We currently have nine active projects in our backlog that are in loss positions at December 31, 2013, whereby future revenues are expected to equal costs when recognized. Included in this amount are $204.0 million associated with a recently commenced EPCI project in Altamira which is expected to be completed in the third quarter of 2015, $156.3 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $67.7 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Atlantic segment. The amount also includes $91.6 million relating to an EPCI project in Saudi Arabia which is expected to be completed by mid-2015 and $53.4 million relating to a pipelay project in the Middle East segment scheduled for completion by mid-2014, both being conducted in our Middle East segment. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

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

We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2013, we had restricted cash and cash equivalents totaling $23.7 million, all of which was held in restricted foreign-entity accounts.

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

Investments in Unconsolidated Affiliates

We generally use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50% and over which we exercise significant influence. Currently, most of our significant investments in affiliates that are not consolidated are recorded using the equity method.

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	December 31,
	2013	2012
	(In thousands)
Contract receivables:
Contracts in progress	$192,745	$273,729
Completed contracts	77,248	38,858
Retainages	127,698	133,619
Unbilled	14,571	4,710
Less allowances	(30,404)	(22,116)

Accounts receivable—trade, net	$381,858	$428,800

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	December 31,
	2013	2012
	(In thousands)
Retainages expected to be collected within one year	$127,698	$133,619
Retainages expected to be collected after one year	65,365	32,085

Total retainages	$193,063	$165,704

We have included in accounts receivable—trade, net, retainages expected to be collected in 2014. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2013, we expect to collect $36.9 million in 2015 and $28.5 million in 2016.

Accounts Receivable—Other

Accounts receivable—other was $89.3 million and $75.5 million at December 31, 2013 and December 31, 2012, respectively. The balance primarily relates to transactions with unconsolidated affiliates, receivables associated with our hedging activities, value-added tax, other items and employee receivables. Employee receivables were $4.5 million and $6.8 million as of December 31, 2013 and 2012, respectively. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of December 31, 2013 and 2012, respectively, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress were $426.0 million and $560.2 million at December 31, 2013 and December 31, 2012, respectively. Advance billings on contracts were $278.9 million and $241.7 million at December 31, 2013 and December 31, 2012, respectively. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Costs incurred less costs of revenue recognized	$65,113	$65,321
Revenues recognized less billings to customers	360,873	494,833

Contracts in Progress	$425,986	$560,154

	December 31, 2013	December 31, 2012
	(In thousands)
Billings to customers less revenue recognized	$466,205	$394,352
Costs incurred less costs of revenue recognized	(187,276)	(152,656)

Advance Billings on Contracts	$278,929	$241,696

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

Capitalization of Interest Cost

We incurred and capitalized total interest of $8.9 million in the year ended December 31, 2013. We incurred interest of $8.6 million and $9.3 million in the years ended December 31, 2012 and 2011, respectively. Of these amounts, we capitalized $8.6 million and $8.8 million of interest cost in the years ended December 31, 2012 and 2011, respectively.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 10—“Earnings Per Share,” for our earnings per share computations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) (“AOCI”) included in stockholders’ equity are as follows:

	December 31,
	2013	2012
	(In thousands)
Foreign currency translation adjustments	$(2,562)	$(3,366)
Net loss on investments	238	(2,316)
Net gain on derivative financial instruments	(45,386)	11,735
Unrecognized losses on benefit obligations	(92,421)	(100,466)

Accumulated other comprehensive loss(1)	$(140,131)	$(94,413)

(1)	The tax impact on amounts presented in AOCI are not significant.

The following tables present the components of AOCI and the amounts that were reclassified during the period:

For the year ended December 31, 2013	Unrealized holding gain (loss) on investment	Deferred gain (loss) on derivatives(1)		Foreign currency gain (loss)	Defined benefit pension plans gain (loss)(2)	Total
	(Unaudited)
	(In thousands)
Balance, January 1, 2013	$(2,316)	$11,735		$(3,366)	$(100,466)	$(94,413)
Other comprehensive income (loss)	920	(52,781)		804	(9,542)	(60,599)
Amounts reclassified from AOCI	1,634	(4,340	)(3)	—	17,587 (4)	14,881

Net current period other comprehensive income (loss)	2,554	(57,121)		804	8,045	(45,718)

Balance, December 31, 2013	$238	$(45,386)		$(2,562)	$(92,421)	$(140,131)

(1)	Refer to Note 5 for additional details
(2)	Refer to Note 4 for additional details
(3)	Reclassified to cost of operations and gain on foreign currency, net
(4)	Reclassified to selling, general and administrative expenses

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

Our depreciation expense was $84.6 million, $86.4 million and $82.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of property, plant and equipment by asset category is as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Marine Vessels	$1,089,121	$882,921
Construction Equipment	576,855	546,305
Construction in Progress	408,705	395,949
Buildings	161,407	165,853
All other	131,598	124,148

Total Cost	2,367,686	2,115,176
Accumulated Depreciation	(889,009)	(833,385)

Net Book Value	$1,478,677	$1,281,791

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

The following summarizes the carrying amount of goodwill by segment at December 31, 2013 and 2012:

	Asia Pacific	Middle East	Total
December 31, 2013	—	—	—
December 31, 2012	$19,777	$21,425	$41,202

We completed our annual impairment review of goodwill for the year ended December 31, 2013. The annual impairment review involves a two-step process. The first step involves comparing the book value of a reporting segment to its adjusted fair value. To determine the fair value of a reporting segment’s net assets, we use the weighted average of two valuation techniques: one based on market earnings multiples of peer companies identified for each business unit (the market approach); and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of free cash flows over a five-year period plus a terminal value period (the income approach).

If the adjusted fair value of the reporting segment is greater than its calculated book value, goodwill is deemed not to be impaired and no further testing is required. If the adjusted fair value is less than the calculated book value, the second step of the impairment review process involves additional steps to determine the fair market value of the net assets.

Testing under the first step in 2013 indicated that the fair values of both Middle East and Asia Pacific segments were below their respective book values. The second step of the goodwill impairment testing also indicated that the enterprise fair value was lower than the fair market value of the net assets. Based on the results of the two-step process, we recorded a goodwill impairment charge of approximately $46.7 million in the fourth quarter of 2013 in our consolidated statements of operations. This amount represents the total amount of our goodwill, which was primarily related to a 2007 acquisition.

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

Based on market conditions and expected future utilization of our entire marine fleet, we recognized impairment charges totaling approximately $37.8 million during the year ended December 31, 2013 in our consolidated statements of operations related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction. We used appraised values and undiscounted future cash flows associated with the assets to determine the impairment amounts. Appraised values and undiscounted cash flows involve significant management judgments.

We did not recognize any impairment for the year ended December 31, 2012. For the year ended December 31, 2011, we recognized $5.5 million of impairment charges on certain vessels.

Other Non-Current Assets

We have included debt issuance costs in other assets. We amortize debt issuance costs as interest expense on a straight-line basis over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$13,761	$17,125
Debt issuance costs and performance guarantees	4,905	—
Amortization of interest expense	(3,715)	(3,364)

Balance at end of period	$14,951	$13,761

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

We believe that our deferred tax assets recorded as of December 31, 2013 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

Insurance and Self-Insurance

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. We reduced our self-insurance accruals in our wholly owned captive insurance subsidiary by $7.2 million, $6.8 million and $17.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, and recognized these reductions in cost of operations in our consolidated statements of operations.

Recently Issued Accounting Standards

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Income Taxes. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if settlement is required or expected in the event the uncertain tax position is disallowed. In situations where these items are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update is effective for reporting periods beginning after December 15, 2013, and the adoption of this update does not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued an update to the topic Comprehensive Income. The update requires companies to provide additional information about the nature and amount of certain reclassifications out of AOCI, which impact the income statement. While the amendment does not change current reporting requirements, companies are required to provide information about the amounts reclassified out of AOCI by the respective line item. The update is effective for reporting periods beginning after December 15, 2012, and the adoption of this update did not have a material impact on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS, DISPOSITIONS AND ATLANTIC AND CORPORATE RESTRUCTURING

Acquisitions

During the quarter ended March 31, 2013, we entered into a share purchase agreement to acquire all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. The total consideration we paid for the acquisition was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury). The transaction is being accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed are recorded at their respective fair values. Subsequent to the acquisition, the purchase price allocation was performed and, as a result, goodwill of $5.5 million was recognized.

During the quarter ended December 31, 2013, we entered into two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. Accounting for these transactions is preliminary at December 31, 2013 and is pending finalization of these transactions during early 2014. As of December 31, 2013, we recorded an equity method investment of approximately $25.5 million, a non-controlling interest of approximately $20.9 million and an increase in capital in excess of par value of approximately $4.6 million arising from these transactions.

Assets Held for Sale

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. Assets classified as held for sale are no longer depreciated. During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with interested parties to sell the DB 16 and DLB KP1.

On August 26, 2011, we completed the sale of the DB 23 marine vessel. Cash consideration received from the vessel sale was approximately $8.0 million, resulting in a pre-tax gain of $7.7 million that is included in our consolidated statements of operations for the year ended December 31, 2011 for the Atlantic segment.

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

	Year Ended December 31,
	2012	2011
	(In thousands)
Revenues	$8,184	$44,849

Loss on disposal of discontinued operations, before taxes	257	(21,934)
Income before provision for income taxes	3,240	10,030

	3,497	(11,904)
Provision for income taxes	—	(2,908)

Income (loss) from discontinued operations, net of tax	$3,497	$(14,812)

The following table presents the carrying values of the major classes of assets and liabilities attributable to our former charter fleet business that are included in our consolidated balance sheet:

December 31, 2011
(In thousands)
Other current assets	$3,197

Property, plant and equipment—net	45,892
Other long-term assets	9,679

Total long-term assets held for sale	$55,571

Atlantic and Corporate Restructuring

We commenced a restructuring of our Atlantic operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Atlantic segment are expected to be executed using the Altamira, Mexico facility for the foreseeable future. In addition, we have reached an agreement to exit our joint venture operation in Brazil. Costs associated with our Atlantic restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs. The total costs are expected to range between $55 million to $60 million in the aggregate. Of the total anticipated costs, we incurred approximately $14.6 million during the quarter ended December 31, 2013 and had incurred an aggregate of $34.1 million as of December 31, 2013.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. We also expect to implement changes to our organizational structure during the first half of 2014. These structure-related changes are expected to orient the Company around offshore and subsea business lines supported by four geographic regions. Costs associated with our corporate reorganization activities will primarily include severance, relocation and other personnel-related costs and costs for advisors. The total of these costs is expected to range between $35 million to $40 million and to be incurred during 2014 and early 2015. Of the total anticipated costs, we incurred approximately $1.6 million during the quarter ended December 31, 2013.

The following table presents total amounts incurred during the year ended December 31, 2013 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred as of December 31, 2013	Expected to be incurred	Total
	(In thousands)
Atlantic segment related charges
Impairments and write offs	$14,163	$87	$14,250
Severance and other personnel-related costs	9,645	2,397	12,042
Morgan City environmental reserve	5,925	—	5,925
Morgan City yard-related expenses	4,175	11,032	15,207
Other, including contingency	158	7,418	7,576

	$34,066	$20,934	$55,000
Corporate segment related charges
Severance and other personnel-related costs	$1,661	$—	$1,661
Reorganization	—	32,500	32,500
Other, including contingency	—	839	839

	$1,661	$33,339	$35,000

Total	$35,727	$54,273	$90,000

Included in restructuring costs were $18,044 of non-cash expenses, consisting of impairments and write offs, as well as curtailment costs.

Accrued liabilities associated with restructuring activities were approximately $8.0 million as of December 31, 2013. Included in this amount was a $5.9 million environmental reserve established in connection with our plan to discontinue utilization of the Morgan City fabrication facility.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

Credit Facility

In May 2010, we entered into a credit agreement with a syndicate of lenders and letter of credit issuers (as last amended in November 2013, the “Credit Agreement”). The Credit Agreement provides for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million and is scheduled to mature on August 19, 2016. Proceeds from borrowings under the Credit Agreement are available for working capital needs and other general corporate purposes.

In August and November 2013, we amended the Credit Agreement to, among other things: (1) add certain amounts to EBITDA (as defined in the Credit Agreement) for the fiscal quarters ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013; (2) permit us to add to EBITDA certain cash expenses related to the Atlantic segment restructuring for the quarters ended or ending September 30, 2013, December 31, 2013 and March 31, 2014; (3) increase the maximum permitted leverage ratio of total indebtedness to EBITDA from 3.00:1.00 to 3.75:1.00 for the quarters ended or ending September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014; and (4) increase the maximum permitted leverage ratio from 3.00:1.00 to 3.50:1.00 for the quarter ending September 30, 2014. The amendments to the Credit Agreement also provide that if we either issue senior unsecured notes with a principal amount of at least $300 million or incur certain types of second lien secured indebtedness: (1) from the date of such issuance or incurrence until March 31, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 5.00:1.00; (2) for the fiscal quarter ending June 30, 2014, the maximum permitted leverage ratio will increase from 3.75:1.00 to 4.00:1.00; and (3) from the date of such issuance or incurrence until September 30, 2014, we will have to comply with a maximum permitted secured leverage ratio of total indebtedness outstanding under the Credit Agreement to EBITDA of 2.00:1.00. The maximum leverage ratio and the minimum interest coverage ratio as defined in the Credit Agreement may differ in the method of calculation from similarly titled measures used by other companies or in other agreements. The Credit Agreement also contains covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt and second lien debt, mergers and capital expenditures. We were in compliance with the covenants under the Credit Agreement as of December 31, 2013.

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

At December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $214.3 million. At December 31, 2013, there was $735.7 million available for borrowings or to meet letter of credit requirements under the Credit Agreement. During the year ended December 31, 2013, our outstanding borrowings under the Credit Agreement did not exceed $80.0 million, and we had average outstanding borrowings under the Credit Agreement of approximately $23.5 million, with an average interest rate of 2.28%. At December 31, 2012, there were no borrowings outstanding, and letters of credit issued under the Credit Agreement totaled $267.3 million. In addition, we had $96.9 million and $117.6 million in outstanding unsecured bilateral letters of credit at December 31, 2013 and 2012, respectively.

At December 31, 2013, based on the credit ratings applicable to the Credit Agreement, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Credit Agreement was 0.25%. The Credit Agreement does not have a floor for the base rate or the Eurodollar rate.

Obligations under the Credit Agreement are secured on a first-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) all of our personal property and substantially all of the personal property of our wholly owned subsidiaries, subject to exceptions for bank accounts, equipment and certain other assets, and (2) certain of our marine vessels.

Anticipated Refinancing

Due to the anticipated future impact on our cash flows from various operating and commercial issues that contributed to our operating loss for the year ended December 31, 2013, and, although we were in compliance with the financial covenants under the Credit Agreement we began discussions with the lenders under the Credit Agreement concerning a potential amendment to the Credit Agreement that would, among other things, amend the financial covenants and potentially restructure the form and amount of borrowing limits. We also engaged Goldman, Sachs & Co. to assist us in exploring future financing alternatives, including potential secured financing.

On March 2, 2014, we entered into a commitment letter (the “Commitment Letter”) with Goldman Sachs Lending Partners LLC (“Goldman Sachs”), under which Goldman Sachs has committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with $950 million aggregate principal amount of new senior secured financing. Such new financing is expected to be available to us during the time period which we expect to negotiate an amendment to the Credit Agreement. Upon completion of the Credit Agreement amendment, we would expect to terminate the new financing commitment. The new senior secured financing contemplated by the Commitment Letter would have a term of five years, and the proceeds thereof would provide funded capacity for letters of credit, as well as funding for working capital needs and general corporate purposes.

The indebtedness under the new senior secured financing would be secured on a first-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering all the assets that are currently collateralizing the indebtedness under the Credit Agreement.

Goldman Sachs’ commitment to provide the new senior secured financing is subject to, among other things, the execution of definitive loan documentation and the satisfaction of other customary conditions precedent for financings of this type. However, if the Credit Agreement is not amended as currently contemplated, our management believes that the new financing commitment, taken together with our cash flows from operations, will be sufficient to fund our liquidity and letter of credit requirements for at least the next 12 months.

The Commitment Letter extends until April 25, 2014. Depending on the developments relating to the contemplated amendment to the Credit Agreement, it is possible that the refinancing transactions we ultimately enter into will differ from those described above. In connection with the Commitment Letter, we paid Goldman Sachs an up-front commitment fee. In the event we utilize the new committed financing, we would pay Goldman Sachs funding and other customary fees.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of that transaction, we had consolidated notes payable of approximately $31.4 million and $37.3 million on our consolidated balance sheets at December 31, 2013 and 2012, respectively, of which approximately $31.4 million and $6.0 million was classified as current notes payable at December 31, 2013 and 2012, respectively. JRMSA guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The debt bore interest at a rate equal to the three-month LIBOR (which resets every three months) plus a margin of 3.557% and matured in January 2014. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At December 31, 2013, there was $57.2 million in borrowings outstanding under this agreement, of which approximately $8.2 million was classified as current notes payable. At December 31, 2012, there was $65.4 million in borrowings outstanding, of which $8.2 million was classified as current notes payable.

ANZ Reimbursement Agreement

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During February 2014, we replaced these letters of credit with letters of credit issued under the Credit Agreement.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc, both subsidiaries of MII. As of December 31, 2013 and 2012, bonds issued under these arrangements totaled $43.5 million and $50.1 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The bonds issued under these arrangements totaled $106.3 million as of December 31, 2013.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	December 31,
	2013	2012
	(In thousands)
Long-term debt consists of:
North Ocean 102 Construction Financing	$31,373	$37,349
North Ocean 105 Construction Financing	57,189	65,359

	88,562	102,708
Less: Amounts due within one year	39,543	14,146

Total long-term debt	$49,019	$88,562

Maturities of long-term debt during the five years subsequent to December 31, 2013 are as follows:

(In thousands)
2014	$39,543
2015	8,170
2016	8,170
2017	8,170
2018	8,170
Thereafter	16,339

Total	$88,562

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

Obligations and Funded Status

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$615,361	$568,243	$48,009	$40,147
Interest cost	23,996	26,522	1,867	1,843
Actuarial loss	(25,137)	54,885	(5,860)	6,441
Curtailments and other adjustments	3,850	—	(621)	—
Benefits paid	(34,649)	(34,289)	(2,999)	(422)

Benefit obligation at end of year	$583,421	$615,361	$40,396	$48,009

Change in plan assets:
Fair value of plan assets at beginning of year	$605,892	$567,373	$39,039	$34,075
Actual return on plan assets	(4,982)	71,182	6,943	4,886
Company contributions	1,540	1,626	500	500
Benefits paid	(34,649)	(34,289)	(2,999)	(422)

Fair value of plan assets at end of year	567,801	605,892	43,483	39,039

Funded status	$(15,620)	$(9,469)	$3,087	$(8,970)

Amounts recognized in balance sheet consist of:
Other Assets	$598	$7,981	$3,087	$—

Accrued pension liability—current	(1,519)	(1,574)	—	(500)
Pension liability	(14,699)	(15,876)	—	(8,470)

Accrued benefit liability	(16,218)	(17,450)	—	(8,970)

Net (Liability)/ Asset	$(15,620)	$(9,469)	$3,087	$(8,970)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss/ (gain)	$92,407	$85,984	$(6,113)	$6,738

Total before taxes	$92,407	$85,984	$(6,113)	$6,738

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(In thousands)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$583,421	$615,361	$40,396	$48,009
Accumulated benefit obligation	$583,421	$615,361	$40,396	$48,009
Fair value of plan assets	$567,801	$605,892	$43,483	$39,039

We have recognized in 2013, and expect to recognize in 2014, the following  amounts in other comprehensive loss as a component of net periodic benefit cost.

	Recognized in 2013		To Be Recognized in 2014
	Domestic Plans	TCN Plan	Domestic Plans	TCN Plan
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss	$11,728	$2,029	$13,194	$(295)

Assumptions

	Domestic Plans		TCN Plan
	2013	2012	2013	2012
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.8%	4.00%	4.8%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Domestic Plans			TCN Plan
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In thousands)
Supplemental information:
Components of periodic benefit cost:
Service cost	$—	$—	$—	$—	$—	$2,740
Interest cost	23,995	26,522	28,454	1,867	1,843	2,379
Expected return on plan assets	(38,305)	(35,811)	(30,216)	(2,602)	(2,443)	(2,450)
Amortization of net loss	11,675	9,725	15,842	2,029	1,785	2,736
Amortization of prior service cost (credit)	—	—	—	—	—	16
Recognized (gain) loss due to curtailments and other adjustments	3,907	(91)	(24)	—	—	15

Net periodic benefit cost	$1,272	$345	$14,056	$1,294	$1,185	$5,436

Increase (decrease) in accumulated other comprehensive loss due to actuarial losses—before taxes	$18,151	$19,580	$(37,973)	$(10,822)	$3,998	$10,008
Decrease in accumulated other comprehensive loss due to curtailment gain	—	—	—	—	—	(17,267)

Net periodic benefit cost	$18,151	$19,580	$(37,973)	$(10,822)	$3,998	$(7,259)
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.00%	4.80%	5.75%	4.0%	4.8%	5.75%
Expected return on plan assets	6.50%	6.50%	5.75%	6.90%	6.90%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	4.50%

During the year ended December 31, 2011, the Investment Committee of the McDermott Plan changed the investment strategy for the assets in the McDermott Master Trust (“McDermott Trust”), the funding vehicle underlying the McDermott Plan. The investment strategy change resulted in the portfolio of assets moving from a dollar-duration-matched-fixed-income asset mix to more of a return-seeking asset mix under which assets would be allocated predominantly to dollar-duration-matched-fixed-income investments with a long credit tilt, but also apportioned to high-yield fixed income and global equity investments. This change in investment strategy caused us to remeasure the McDermott Plan’s assets and benefit obligations as of April 30, 2011. In connection with the investment strategy change, we increased the expected rate of return on plan assets assumption for the McDermott Plan to 6.50% from 5.30% as of the remeasurement date. This assumption is consistent with the long-term asset returns expected at that time from the McDermott Trust after the investment strategy change.

As of December 31, 2013, we reassessed the assumptions for expected rates of return on plan assets based on current conditions and our investment strategies, resulting in a reduction of the rate of return to 5.0% for the Domestic Plans with no change to the 6.9% rate of return for the TCN Plan. The expected rate of return is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the McDermott Trust and TCN Trust investment portfolios. In setting these rates, we used a building-block approach. Historic real return trends for the various asset classes in both investment portfolios were combined with anticipated future market conditions to estimate the real rate of return for each class. These rates were then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

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

The following is a summary of the asset allocations at December 31, 2013 and 2012 by asset category. The estimated allocation for 2014, by asset class, is expected to remain the same as the year ended December 31, 2013.

	Domestic Plan		TCN Plan
	2013	2012	2013	2012
Asset Category:
Fixed Income	85%	85%	25%	30%
Equity Securities	15%	15%	75%	70%

Total	100%	100%	100%	100%

Fair Value

The following is a summary of total investments for our plans, measured at fair value at December 31, 2013 and 2012.

	12/31/13	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$479,529	$58,556	$417,204	$3,769
Equities	119,669	31,687	87,982	—
Cash and Accrued Items	12,086	12,086	—	—

Total Investments	$611,284	$102,329	$505,186	$3,769

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$516,428	$82,390	$432,462	$1,576
Equities	116,198	27,337	88,861	—
Cash and Accrued Items	12,305	12,305	—	—

Total Investments	$644,931	$122,032	$521,323	$1,576

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 fixed income instruments measured on a recurring basis for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$1,576	$—
Purchases, net	2,120	1,532
Total unrealized gains	73	44

Balance at end of period	$3,769	$1,576

Cash Flows

	Domestic Plans	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2014	$1,555	$—
Expected benefit payments:
2014	$37,729	$1,629
2015	$37,917	$2,053
2016	$38,167	$3,587
2017	$38,261	$3,959
2018	$38,587	$3,891
2019-2023	$194,222	$14,041

The expected employer contributions to trusts for 2014 are included in current liabilities at December 31, 2013.

Defined Contribution Plans

We provide retirement benefits for most of our U.S. employees through the McDermott Thrift Plan, a qualified defined contribution plan with a Code section 401(k) feature (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation and unmatched employer cash contributions equal to 3% of participants’ base pay, plus overtime pay, expatriate pay and commissions, which we refer to collectively as “thriftable earnings.” Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $6.4 million, $6.8 million and $6.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

We provide retirement benefits for some of our international employees through the McDermott Global Defined Contribution Plan (the “Global Thrift Plan”), a defined contribution plan established on January 1, 2012 and operated under Luxembourg law. The Global Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of base salary and unmatched employer cash contributions equal to 3% of participants’ base salary. Amounts charged to expense for employer contributions under the Global Thrift Plan totaled approximately $1.6 million in the year ended December 31, 2013.

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to the consolidated financial statements for the years presented.

NOTE 5—INVESTMENTS

At December 31, 2013, we had investments with a fair value of $13.5 million. Our investment portfolio consists primarily of investments in commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2013, and our unrealized loss on investments was $2.4 million as of December 31, 2012. The following is a summary of our available-for-sale securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Mutual funds(1)	$1,975	$198	$—	$2,173
Commercial paper(2)	3,699	—	—	3,699
Asset-backed securities and collateralized mortgage obligations(3)(4)(5)	7,599	40	—	7,639
Corporate notes and bonds(6)	—	—	—	—

Total	$13,273	$238	$—	$13,511

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Commercial paper with maturities less than one year.
(3)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $5.6 million of commercial paper secured by mortgaged-backed securities.
(4)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.
(5)	Asset-backed and mortgage-backed securities and collateralized mortgage obligations contains a $1.6 million impairment that was recognized in the year ended December 31, 2013.
(6)	Corporate notes and bonds with maturities of three years or less.

The following is a summary of our available-for-sale securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Mutual funds(1)	$1,975	$48	$—	$2,023
Commercial paper(2)	29,728	9	—	29,737
Asset-backed securities and collateralized mortgage obligations(3)(4)	10,853	—	(2,376)	8,477
Corporate notes and bonds(5)	5,750	5	—	5,755

Total	$48,306	$62	$(2,376)	$45,992

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Commercial paper with maturities less than one year.
(3)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $6.3 million of commercial paper secured by mortgaged-backed securities.
(4)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.
(5)	Corporate notes and bonds with maturities of three years or less.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2013	$43,959	$—	$—
Year Ended December 31, 2012	$191,298	$—	$—
Year Ended December 31, 2011	$693,424	$—	$20

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase, sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency-net in our consolidated statements of operations. At December 31, 2013, we had designated the majority of our foreign currency forward contracts as cash flow hedging instruments.

At December 31, 2013, we had deferred approximately $45.4 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $18.2 million of the net deferred losses out of AOCI by December 31, 2014.

At December 31, 2013, the majority of our derivative financial instruments consisted of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled $1.1 billion at December 31,

2013, with maturities extending to October 2017. Of this amount, approximately $660.4 million is associated with various foreign currency expenditures we expect to incur on one of our EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At December 31, 2013, the fair value of these contracts was in a net liability position totaling $28.8 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	December 31, 2013	December 31, 2012
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$11,641	$12,311
Other assets	1,647	13,770

Total asset derivatives	$13,288	$26,081

Accounts payable	$20,209	$3,604
Other liabilities	21,846	1,043

Total liability derivatives	$42,055	$4,647

The Effects of Derivative Instruments on our Financial Statements

	December 31,
	2013	2012
	(In thousands)
Derivatives Designated as Hedges:
Amount of (loss)/ gain recognized in other comprehensive loss attributable to MII	$(52,780)	$1,576
Income reclassified from AOCI into income: effective portion attributable to MII
Location
Cost of operations	$1,715	$6,213
Gain recognized in income: ineffective portion and amount excluded from effectiveness testing attributable to MII
Location
Gain on foreign currency—net	$13,247	$23,116

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

At December 31, 2013, we had forward contracts outstanding to purchase or sell foreign currencies with a total notional value of $1.1 billion and a total liability position fair value of $28.8 million.

Available-for-Sale Securities

The following is a summary of our available-for-sale securities measured at fair value:

	12/31/13	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,173	$—	$2,173	$—
Commercial paper	3,699	—	3,699	—
Asset-backed securities and collateralized mortgage obligations	7,639	—	2,082	5,557

Total	$13,511	$—	$7,954	$5,557

	12/31/12	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$2,023	$—	$2,023	$—
U.S. Government and agency securities	29,737	—	29,737	—
Asset-backed securities and collateralized mortgage obligations	8,477	—	2,134	6,343
Corporate notes and bonds	5,755	—	5,755	—

Total	$45,992	$—	$39,649	$6,343

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$6,343	$6,030
Total realized and unrealized gains	484	1,674
Principal repayments	(1,270)	(1,361)

Balance at end of period	$5,557	$6,343

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

The estimated fair values of certain of our financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$118,702	$118,702	$640,147	$640,147
Restricted cash and cash equivalents	$23,652	$23,652	$18,116	$18,116
Investments	$13,511	$13,511	$45,992	$45,992
Debt	$(88,562)	$(90,005)	$(102,708)	$(106,324)
Derivative contracts	$(28,767)	$(28,767)	$21,434	$21,434

See Note 1 “Basis of Presentation and Significant Accounting Policies—Impairment Review,” for a description of significant Level 3 inputs used in development of fair value of nonfinancial assets during the year ended December 31, 2013.

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

Total compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Stock options	$4,321	$3,984	$3,845
Restricted stock and restricted stock units	12,326	6,880	11,939
Performance and deferred stock units	4,453	4,505	2,041

Total	$21,100	$15,369	$17,825

As of December 31, 2013, total unrecognized estimated compensation expense related to nonvested awards was $33.2 million. The components of the total gross unrecognized estimated compensation expense and their expected remaining weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted- Average Period
Stock options	$4.7	1.8
Restricted stock and restricted stock units	$23.3	3.0
Performance shares	$5.2	1.6

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

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. Those employer matching contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, involuntary termination of employment due to reduction in force or approved disability. Effective June 2010, we began making employer matching contributions in cash, in lieu of shares of common stock. Accordingly, there were no shares issued under the Thrift Plan during the years ended December 31, 2013, 2012 and 2011.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse with respect to restricted stock units and accelerate the exercisability of outstanding options.

Stock Options

The fair value of each option grant was estimated with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.68%	0.77%	2.26%
Expected volatility	56%	59%	41%
Expected life of the option in years	4.60	4.60	4.60
Expected dividend yield	0.0%	0.0%	0.0%

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

The following table summarizes activity for our stock options for the year ended December 31, 2013 (share data in thousands):

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,728	$12.24
Granted	1,230	10.39
Exercised	(68)	2.51
Cancelled/expired/forfeited	(128)	13.37

Outstanding at end of period(1)	3,762	$11.78	4.2 Years	$3.5

Exercisable at end of period	2,040	$11.28	2.9 Years	$3.4

(1)	Of the remaining shares subject to outstanding options, we expect approximately 1.7 million shares to vest at a weighted-average exercise price of $12.40.

The aggregate intrinsic value included in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock.

During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $0.5 million, $1.9 million, and $8.4 million, respectively. We recorded cash received in the years ended December 31, 2013, 2012 and 2011 from the exercise of these stock options totaling $0.3 million, $1.4 million and $4.8 million, respectively. The weighted-average fair value of the stock options granted in the years ended December 31, 2013, 2012 and 2011 was $4.78, $6.93 and $9.53, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $3.6 million and $3.2 million, respectively.

There were no tax benefits realized related to stock options exercised during the years ended December 31, 2013, 2012 and 2011.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock units and changes during the year ended December 31, 2013 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	918	$14.80
Granted	3,484	8.40
Vested	(461)	14.05
Cancelled/forfeited	(174)	10.29

Nonvested at end of period	3,767	$9.18

There were no tax benefits realized related to restricted stock and restricted stock units lapsed during the years ended December 31, 2013 and 2012.

Performance Shares

Nonvested performance share awards and changes during the year ended December 31, 2013 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	528	$29.19
Granted	664	10.42
Vested	—	—
Cancelled/forfeited	(24)	15.66

Nonvested at end of period	1,168	$13.70

NOTE 9—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Other than U.S.:
Current	$54,410	$125,402	$85,474
Deferred	(5,359)	3,802	1,650

Total provision for income taxes	$49,051	$129,204	$87,124

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$(147,098)	$(82,035)	$(187,426)
Other than U.S.	(301,806)	425,165	438,717

Income before provision for income taxes	$(448,904)	$343,130	$251,291

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2013	2012	2011
Panama federal statutory rate	25.0%	25.0%	25.0%
Non-Panama operations	(16.6)	(5.2)	(24.7)
Valuation allowance for deferred tax assets	(18.8)	14.2	30.7
Audit settlements and reserves	(0.8)	2.9	0.7
Other	0.3	0.8	3.0

Effective tax rate attributable to continuing operations	(10.9%)	37.7%	34.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Pension liability	$16,658	$5,779
Accrued liabilities for incentive compensation	15,032	13,630
Net operating loss carryforward	259,600	172,073
State net operating loss carryforward	24,679	23,231
Long-term contracts	13,504	10,791
Other	4,936	8,606

Total deferred tax assets	334,409	234,110
Valuation allowance for deferred tax assets	(292,388)	(208,061)

Deferred tax assets	$42,021	$26,049

	December 31,
	2013	2012
	(In thousands)
Deferred tax liabilities:
Property, plant and equipment	$19,115	$14,072
Prepaid drydock	13,025	6,633
Investments in joint ventures and affiliated companies	8,354	8,988
Unrealized exchange gains and other	3,236	3,424

Total deferred tax liabilities	$43,730	$33,117

Net deferred tax liability	$(1,709)	$(7,068)

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets and liabilities in the accompanying consolidated balance sheets include:
Current deferred tax assets	$7,091	$9,765
Noncurrent deferred tax assets	$16,766	$4,180

Total	$23,857	$13,945

Current deferred tax liabilities	$17,892	$10,758
Noncurrent deferred tax liabilities	7,674	10,255

Total	$25,566	$21,013

Net deferred tax liability	$(1,709)	$(7,068)

At December 31, 2013, we had a valuation allowance of $292.4 million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $448.5 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $11.0 million is scheduled to expire in years 2014 to 2016. The foreign net operating losses have a valuation allowance of $95.7 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $450.8 million, which includes $16.2 million for which the benefit will be recorded in APIC when realized, and carry a $157.8 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in years 2023 to 2033. We have state net operating losses of $474.6 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards are scheduled to expire in years 2014 to 2028. We are carrying a valuation allowance of $24.7 million against the deferred tax asset related to the state loss carryforwards. We also have an approximate $19.9 million valuation allowance against other deferred tax assets.

We have provided $11.7 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2013, the undistributed earnings of these subsidiaries were $195.6 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $4.2 million would be payable upon distribution of these earnings.

Panama enacted a law in 2013 that would have introduced a worldwide income tax on Panamanian tax residents, such as MII. The law, which was issued without detailed guidance being given as to how it would have been implemented or applied, was subsequently repealed in 2014 with retroactive effect. Therefore no tax impact with respect to that law was recorded in the consolidated financial statements.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, Qatar, Azerbaijan and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2009.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$40,516	$31,664	$26,412
Increases based on tax positions taken in the current year	539	10,830	8,197
Increases based on tax positions taken in prior years	3,831	158	2,590
Decreases based on tax positions taken in prior years	(3,688)	(1,465)	(473)
Decreases due to settlements with tax authorities	—	—	(2,697)
Decreases due to lapse of applicable statute of limitation	(585)	(671)	(2,365)

Balance at end of period	$40,613	$40,516	$31,664

The entire balance of unrecognized tax benefits at December 31, 2013 would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2013, we had recorded liabilities of approximately $15.4 million for the payment of tax-related interest and penalties. At December 31, 2012 and 2011 each, we had recorded liabilities of approximately $15.3 million for the payment of tax-related interest and penalties.

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

The diluted earnings per share calculation excludes 3.2 million, 1.8 million and 0.5 million shares underlying outstanding stock-based awards for the years ended December 31, 2013, 2012 and 2011, respectively, as they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except shares and per share amounts)
Income from continuing operations less noncontrolling interest	$(516,913)	$203,156	$151,542
Income (loss) from discontinued operations, net of tax	—	3,497	(12,812)

Net income attributable to McDermott International, Inc.	$(516,913)	$206,653	$138,730

Weighted average common shares (basic)	236,514,584	235,638,422	234,598,901
Effect of dilutive securities: Stock options, restricted stock and performance shares	—	1,981,266	2,441,606

Adjusted weighted average common shares (diluted)	236,514,584	237,619,688	237,040,507
Basic earnings per common share:
Income from continuing operations less noncontrolling interest	(2.19)	0.86	0.65
Income (loss) from discontinued operations, net of tax	—	0.01	(0.05)
Net income attributable to McDermott International, Inc.	(2.19)	0.88	0.59
Diluted earnings per common share:
Income from continuing operations less noncontrolling interest	(2.19)	0.86	0.64
Income (loss) from discontinued operations, net of tax	—	0.01	(0.05)
Net income attributable to McDermott International, Inc.	(2.19)	0.87	0.59

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

1. Information about Operations:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Asia Pacific	$953,838	$1,575,682	$1,898,033
Atlantic	534,431	474,061	267,019
Middle East	1,170,663	1,591,881	1,280,058

Total revenues(1)	$2,658,932	$3,641,624	$3,445,110

Operating income:
Asia Pacific	$(75,513)	$242,148	$202,969
Atlantic	(177,025)	(66,883)	(174,152)
Middle East	(212,252)	144,062	221,906

Total operating income	$(464,790)	$319,327	$250,723

Capital expenditures:
Asia Pacific	$117,060	$219,920	$86,081
Atlantic	21,757	32,699	147,062
Middle East	127,918	29,736	35,762
Corporate and Other	17,227	3,955	13,716

Total capital expenditures	$283,962	$286,310	$282,621

Depreciation and amortization:
Asia Pacific	$18,693	$23,797	$25,698
Atlantic	26,674	24,589	15,348
Middle East	31,813	31,119	28,740
Corporate and Other	7,400	6,935	12,605

Total depreciation and amortization	$84,580	$86,440	$82,391

Drydock amortization:
Asia Pacific	$8,917	$9,487	$10,831
Atlantic	7,417	13,569	11,165
Middle East	2,133	2,489	2,571

Total drydock amortization	$18,467	$25,545	$24,567

(1)	Intercompany transactions were not significant for the years ended December 31, 2013, 2012 and 2011.
(2)	Total capital expenditures represent expenditures for which cash payments were made during the period. These amounts exclude approximately $48.3 million in accrued capital expenditures for the year ended December 31, 2013. There were no accrued capital expenditures for the year ended December 31, 2012.

2. Information about our most significant Customers

Our customers, which significantly impacted our segments during the years ended December 31, 2013, 2012 and 2011 were as follows:

	% of Consolidated Revenues	Reportable Segment
Year Ended December 31, 2013:
Saudi Aramco	25%	Middle East
Azerbaijan International Oil Company	13%	Middle East
Year Ended December 31, 2012:
Exxon Mobil Corporation	24%	Asia Pacific
Saudi Aramco	22%	Middle East
BHP Billiton Petroleum Pty Ltd.	10%	Asia Pacific
Year Ended December 31, 2011:
Exxon Mobil Corporation	36%	Asia Pacific
Saudi Aramco	24%	Middle East
Chevron Corporation	10%	Asia Pacific

3. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Service line revenues:
Installation Operations	$1,155,516	$1,885,143	$1,907,512
Fabrication Operations	370,854	487,215	446,426
Project Services and Engineering Operations	341,084	337,774	343,357
Procurement Activities	791,478	931,492	747,815

	$2,658,932	$3,641,624	$3,445,110

Geographic revenues:
Saudi Arabia	$720,879	$1,057,930	$955,929
Australia	481,123	1,485,503	1,398,868
Azerbaijan	345,742	268,419	5,022
Malaysia	329,689	67,553	2,876
Brazil	176,475	87,597	53,263
Indonesia	144,538	—	—
United States	126,986	119,785	57,472
Mexico	117,813	55,974	52,350
India	73,867	98,305	94,503
Trinidad	65,917	63,367	24,863
Equatorial Guinea	22,561	146,912	80,196
United Arab Emirates	19,528	156,395	139,400
Qatar	6,798	9,910	83,028
Thailand	248	7,580	261,040
Vietnam	—	11,771	127,954
Other Countries	26,768	4,623	108,346

	$2,658,932	$3,641,624	$3,445,110

4. Information about our Segment Assets and Property, Plant and Equipment by Country:

	December 31,
	2013	2012	2011
	(In thousands)
Segment assets:
Asia Pacific	$1,030,823	$1,402,923	$934,134
Atlantic	522,713	536,734	419,258
Middle East	1,129,529	1,006,284	1,065,478
Corporate and Other	124,306	387,686	515,176

Total continuing operations	2,807,371	3,333,627	2,934,046
Total assets attributable to discontinued operations	—	—	58,768

Total assets	$2,807,371	$3,333,627	$2,992,814

Property, plant and equipment, net(1):
Singapore	$306,948	$324,106
Malaysia	240,042	—
Brazil	192,101	52,955
Saudi Arabia	191,400	102,334
Indonesia	154,630	144,322
United Arab Emirates	145,635	110,292
Mexico	96,830	61,390
Spain	94,917	15,159
United States	54,647	201,815
Australia	14	212,955
Other Countries	1,513	56,463

Total property, plant and equipment, net	$1,478,677	$1,281,791

(1)	Our marine vessels are included in the country in which they were located as of year-end.

5. Information about our Unconsolidated Affiliates:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Equity in loss of unconsolidated affiliates:
Asia Pacific	$(10,738)	$(10,123)	$(4,432)
Atlantic	(4,275)	(6,016)	(23)
Corporate and Other	(1,103)	(580)	(530)

Total Equity in loss of unconsolidated affiliates	$(16,116)	$(16,719)	$(4,985)

Investments in unconsolidated affiliates:
Asia Pacific	$49,423	$31,377
Atlantic	120	3,909
Corporate and Other	993	2,149

Total Investments in unconsolidated affiliates	$50,536	$37,435

Our consolidated balance sheets include accounts receivables attributable to our unconsolidated affiliates of approximately $36.2 million and $15.2 million as of December 31, 2013 and 2012, respectively.

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

On August 15, 2013 and August 20, 2013, two separate alleged purchasers of our common stock filed purported class action complaints against us, Stephen M. Johnson and Perry L. Elders in the United States District Court for the Southern District of Texas. Both of the complaints sought to represent a class of purchasers of our stock between November 6, 2012 and August 5, 2013, and alleged, among other things, that the defendants violated federal securities laws by disseminating materially false and misleading information and failing to disclose material information relating to weaknesses in project bidding and execution, poor risk evaluation, poor project management and losses in each of our reporting segments. Each complaint sought relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. By order dated December 5, 2013, the District Court consolidated the two cases and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed a consolidated amended complaint on February 6, 2014. The consolidated amended complaint asserts substantially the same claims as were made in the two original complaints, with some additional factual allegations, and purports to extend the class period to August 6, 2013. It also seeks relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. We intend to file a motion to dismiss the case. We believe the substantive allegations contained in the complaints on file are without merit, and we intend to defend against these claims vigorously.

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

At December 31, 2013 and 2012, we had total environmental reserves of $6.3 million and $0.6 million, respectively. Of our total environmental reserves at December 31, 2013, $6.3 million was included in noncurrent liabilities. We established an environmental reserve of $5.9 million in connection with our plan to discontinue the utilization of our Morgan City fabrication facility. Of our total environmental reserves at December 31, 2012 and 2011, $0.6 million and $1.3 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

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

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2013, it is possible that we may incur liabilities for liquidated damages aggregating approximately $103.0 million, of which approximately $19.2 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

At December 31, 2013, we had outstanding obligations related to our vessel construction contracts on the LV 108 and DLV 2000 of approximately $485.2 million, with approximately $90.9 million and $394.3 million due in the years 2014 and 2015, respectively.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2014	$25,331
2015	$20,922
2016	$16,669
2017	$15,617
2018	$13,045
Thereafter	$156,927

Total rental expense for the years ended December 31, 2013, 2012 and 2011 was $116.6 million, $60.7 million and $53.9 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	Quarter Ended
	March 31, 2013	June 30, 2013(1)	September 30, 2013(2)	December 31, 2013(3)
	(In thousands, except per share amounts)
Revenues	$807,488	$647,250	$686,856	$517,338
Operating income (loss)	$53,033	$(149,536)	$(52,654)	$(315,633)
Income from continuing operations, less noncontrolling interest	$20,553	$(149,423)	$(64,070)	$(323,973)
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income	$20,553	$(149,423)	$(64,070)	$(323,973)

	Per Share Data Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	0.09	(0.63)	(0.27)	(1.37)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	0.09	(0.63)	(0.27)	(1.37)
Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	0.09	(0.63)	(0.27)	(1.37)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	0.09	(0.63)	(0.27)	(1.37)

(1)	Operating income for the quarter ended June 30, 2013 was influenced by increased cost estimates on projects in our Middle East and Asia Pacific segments, as well as restructuring charges.
(2)	Operating income for the quarter ended September 30, 2013 was influenced by increased project losses.
(3)	Operating income for the quarter ended December 31, 2013 was influenced by increased cost estimates, impairment losses and restructuring charges.

	Quarter Ended
	March 31, 2012	June 30, 2012(1)	September 30, 2012(2)	December 31, 2012(3)
	(In thousands, except per share amounts)
Revenues	$727,678	$889,248	$1,028,745	$995,953
Operating income	$80,176	$79,382	$82,481	$77,288
Income from continuing operations, less noncontrolling interest	$59,261	$52,739	$50,612	$40,544
Income (loss) from discontinued operations, net of tax(1)	3,497	—	—	—

Net income	$62,758	$52,739	$50,612	$40,544

	Per Share Data Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Basic earnings per common share:
Income from continuing operations, less noncontrolling interest	0.25	0.22	0.21	0.17
Income (loss) from discontinued operations, net of tax	0.01	—	—	—
Net income	0.27	0.22	0.21	0.17
Diluted earnings per common share:
Income from continuing operations, less noncontrolling interest	0.25	0.22	0.21	0.17
Income (loss) from discontinued operations, net of tax	0.01	—	—	—
Net income	0.26	0.22	0.21	0.17

(1)	Operating income for the quarter ended June 30 2012 was influenced by increased fabrication activities, partially offset by lower project close-outs and settlements.
(2)	Revenues for the quarter ended September 30, 2012 were influenced by increased marine activity on certain of our Asia Pacific projects.
(3)	Operating income for the quarter ended December 31, 2012 was influenced by significant cost savings on marine installation activities on an EPCI project, partially offset by project losses of approximately $52.0 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2013, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 3, 2014

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2014 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2014 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5—“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2014” in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II is filed with this annual report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

III.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

4.4	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

4.5	Amendment No. 2 and Consent, dated as of March 25, 2013, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 25, 2013 (file No. 1-08430)).

4.6	Amendment No. 3 to Credit Agreement, dated as of August 2, 2013, the parties to which include McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-08430)).

4.7	Amendment No. 4, dated as of November 15, 2013, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on November 21, 2013 (File No. 1-08430)).

4.8	Commitment Letter dated as of March 2, 2014 entered into by and between McDermott International, Inc. and Goldman Sachs Lending Partners LLC.

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 31, 2006 (File No. 1-08430)).

10.2*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.3*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.4*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.5	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.6	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.7	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.8	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.9	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.10	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.11	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.12*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.13*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.14*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.16	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

Exhibit Number	Description

10.17*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1. 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.18*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.19*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.20*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.21*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (file No. 1-08430)).

10.22*	Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.23*	Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International , Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.24*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.25*	Summary of Named Executive Officer 2013 Salaries and Target EICP Compensation (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.26*	Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.27*	Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.28*	Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.29*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.30*	Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

Exhibit Number	Description

10.31*	Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.32*	Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.33*	Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.34*	Separation Agreement dated as of October 29, 2013 between McDermott, Inc. and John T. McCormack (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.35*	Separation Agreement dated as of December 16, 2013 between McDermott, Inc. and Stephen M. Johnson.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ David Dickson
David Dickson
March 3, 2014		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ DAVID DICKSON David Dickson	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ PERRY L. ELDERS Perry L. Elders	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director

/s/ ROGER A. BROWN Roger A. Brown	Director

/s/ STEPHEN G. HANKS Stephen G. Hanks	Director

/s/ GARY P. LUQUETTE Gary P. Luquette	Director

/s/ D. BRADLEY MCWILLIAMS D. Bradley McWilliams	Director, Chairman of the Board

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ MARY L. SHAFER-MALICKI Mary L. Shafer-Malicki	Director

/s/ DAVID A. TRICE David A. Trice	Director

March 3, 2014

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions		Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets(2)
Year Ended December 31, 2013	$208,061	$84,213	$114	$292,388
Year Ended December 31, 2012	$160,266	$48,711	$(916)	$208,061
Year Ended December 31, 2011	$95,734	$72,502	$(7,970)	$160,266

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2)	Amounts charged to other accounts included in other comprehensive loss

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2013	$21,116	$11,674	$(3,386)	$—	$30,404
Year Ended December 31, 2012	$24,682	$—	$(2,558)	$(8)	$22,116
Year Ended December 31, 2011	$29,561	$31,897	$(1,757)	$(35,019)	$24,682

INDEX TO EXHIBITS

3. EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Credit Agreement dated as of May 3, 2010, among J. Ray McDermott, S.A., McDermott International, Inc., the lenders and issuers party thereto, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.2	Pledge and Security Agreement dated as of May 3, 2010, by McDermott International, Inc., J. Ray McDermott, S.A. and certain of their subsidiaries in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral Agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 7, 2010 (File No. 1-08430)).

4.3	New Borrower Joinder Agreement dated as of August 6, 2010, among McDermott International, Inc., J. Ray McDermott, S.A., and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

4.4	Amendment No. 1 and Consent, dated as of August 19, 2011, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed August 25, 2011 (File No. 1-08430)).

4.5	Amendment No. 2 and Consent, dated as of March 25, 2013, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 25, 2013 (file No. 1-08430)).

4.6	Amendment No. 3 to Credit Agreement, dated as of August 2, 2013, the parties to which include McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-08430)).

Exhibit Number	Description

4.7	Amendment No. 4, dated as of November 15, 2013, entered into by and among McDermott International, Inc., as borrower, certain of its wholly owned subsidiaries, as guarantors, certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on November 21, 2013 (File No. 1-08430)).

4.8	Commitment Letter dated as of March 2, 2014 entered into by and between McDermott International, Inc. and Goldman Sachs Lending Partners LLC.

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 31, 2006 (File No. 1-08430)).

10.2*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on May 18, 2005 (File No. 1-08430)).

10.3*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.4*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-08430)).

10.5	Assumption and Loss Allocation Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), McDermott International, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.6 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.6	Novation and Assumption Agreement dated as of May 18, 2010 by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company, Ltd. and Boudin Insurance Company, Ltd. (incorporated by reference to Exhibit 10.7 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.7	Novation and Assumption Agreement dated as of May 18, 2010 by and among McDermott International, Inc., Babcock & Wilcox Holdings, Inc., Boudin Insurance Company, Ltd. and Creole Insurance Company, Ltd. (incorporated by reference to Exhibit 10.8 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.8	Tax Sharing Agreement dated as of June 7, 2010 between J. Ray Holdings, Inc. and Babcock & Wilcox Holdings, Inc. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description

10.9	Employee Matters Agreement, dated as of July 2, 2010, among McDermott International, Inc., McDermott Investments LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 2, 2010 (File No. 1-08430)).

10.10	Amendment to Employee Matters Agreement, dated as of August 3, 2010, among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.11	Amendment No. 2 to Employee Matters Agreement, dated as of August 10, 2010 among McDermott International, Inc., McDermott Investments, LLC, The Babcock & Wilcox Company and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-08430)).

10.12*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.9 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.13*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and each of Perry L. Elders and certain other officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.14*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.15*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.16	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.17*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1. 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.18*	Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.19*	Form of 2009 LTIP 2011 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.47 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.20*	Form of 2009 LTIP 2011 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.48 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.21*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated November 8, 2011 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (file No. 1-08430)).

Exhibit Number	Description

10.22*	Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.23*	Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International , Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.24*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.25*	Summary of Named Executive Officer 2013 Salaries and Target EICP Compensation (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.26*	Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.27*	Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.28*	Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.29*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.30*	Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.31*	Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.32*	Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.33*	Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.34*	Separation Agreement dated as of October 29, 2013 between McDermott, Inc. and John T. McCormack (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

Exhibit Number	Description

10.35*	Separation Agreement dated as of December 16, 2013 between McDermott, Inc. and Stephen M. Johnson.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document