Form 10-Q
period 2014-03-31
MCDERMOTT INTERNATIONAL INC
filed 2014-05-07
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding at May 1, 2014 was 237,544,687.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$603,811	$807,488

Costs and Expenses:
Cost of operations	591,493	712,814
Selling, general and administrative expenses	55,397	52,226
Gain on asset disposals	(6,439)	(14,716)
Restructuring charges	6,125	—

Total costs and expenses	646,576	750,324

Equity in Earnings (Loss) of Unconsolidated Affiliates	1,123	(4,131)

Operating Income (Loss)	(41,642)	53,033

Other Income (Expense):
Interest income	61	342
Loss on foreign currency—net	(4,082)	(2,526)
Other income (expense)—net	(265)	782

Total other income (expense)	(4,286)	(1,402)

Income (loss) before provision for income taxes and noncontrolling interests	(45,928)	51,631
Provision for Income Taxes	3,489	27,313

Net Income (Loss)	(49,417)	24,318
Less: Net Income Attributable to Noncontrolling Interests	536	3,765

Net Income (Loss) Attributable to McDermott International, Inc.	$(49,953)	$20,553

Earnings per Common Share:
Basic:
Income (loss) from operations, less noncontrolling interests	(0.21)	0.09
Net income (loss) attributable to McDermott International, Inc.	(0.21)	0.09
Diluted:
Income (loss) from operations, less noncontrolling interests	(0.21)	0.09
Net income (loss) attributable to McDermott International, Inc.	(0.21)	0.09

Shares used in the computation of earnings per share:
Basic	236,961,158	235,941,185
Diluted	236,961,158	239,199,881

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
Net Income (Loss)	$(49,417)	$24,318

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,171	3,655
Unrealized gain on investments	(24)	401
Translation adjustments	(320)	7,214
Gain (loss) on derivatives	14,529	(17,566)

Other comprehensive income, net of tax(1)	17,356	(6,296)

Total Comprehensive Income (Loss)	$(32,061)	$18,022

Less: Comprehensive Income Attributable to Noncontrolling Interests	$503	3,753

Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$(32,564)	$14,269

(1)	The tax impacts on amounts presented in other comprehensive income are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$268,130	$118,702
Restricted cash and cash equivalents	43,286	23,652
Accounts receivable—trade, net	332,062	381,858
Accounts receivable—other	109,330	89,273
Contracts in progress	431,893	425,986
Deferred income taxes	7,092	7,091
Investments	3,248	—
Assets held for sale	1,396	1,396
Other current assets	61,353	32,242

Total Current Assets	1,257,790	1,080,200

Property, Plant and Equipment	2,397,254	2,367,686
Less accumulated depreciation	(913,650)	(889,009)

Net Property, Plant and Equipment	1,483,604	1,478,677
Investments	2,189	13,511
Investments in Unconsolidated Affiliates	48,897	50,536
Assets held for sale	10,121	12,243
Other Assets	221,328	172,204

Total Assets	$3,023,929	$2,807,371

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$258,417	$39,543
Accounts payable	423,166	398,739
Accrued liabilities	383,401	365,224
Advance billings on contracts	278,881	278,929
Deferred income taxes	20,257	17,892
Income taxes payable	16,656	20,657

Total Current Liabilities	1,380,778	1,120,984

Long-Term Debt	49,761	49,019
Self-Insurance	21,715	20,531
Pension Liability	15,516	15,681
Non-current Income Taxes	55,455	56,042
Other Liabilities	89,019	104,770
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 244,739,400 and 244,271,365 shares at March 31, 2014 and December 31, 2013, respectively	244,739	244,271
Capital in excess of par value	1,417,374	1,414,457
Retained earnings	(121,110)	(71,157)
Treasury stock, at cost, 7,231,536 and 7,130,294 shares at March 31, 2014 and December 31, 2013, respectively	(97,407)	(97,926)
Accumulated other comprehensive loss	(122,742)	(140,131)

Stockholders’ Equity—McDermott International, Inc.	1,320,854	1,349,514
Noncontrolling Interests	90,831	90,830

Total Equity	1,411,685	1,440,344

Total Liabilities and Equity	$3,023,929	$2,807,371

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49,417)	$24,318
Non-cash items included in net income (loss):
Depreciation and amortization	24,602	20,222
Drydock amortization	6,946	5,550
Restructuring charges	675	—
Equity in (earnings) loss of unconsolidated affiliates	(1,123)	4,131
Gain on asset disposals	(6,439)	(14,716)
Benefit for deferred taxes	(2,628)	5,332
Stock-based compensation charges	4,387	3,923
Net periodic pension benefit cost	2,854	642
Other non-cash items	2,331	1,749
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	26,365	(6,573)
Net contracts in progress and advance billings on contracts	(5,974)	(19,935)
Accounts payable	32,727	(125,234)
Accrued and other current liabilities	15,046	(20,774)
Pension liability and accrued postretirement and employee benefits	5,880	(19,657)
Other assets and liabilities	(78,560)	(46,093)

TOTAL CASH USED IN OPERATING ACTIVITIES	(22,328)	(187,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,893)	(37,649)
Increase in restricted cash and cash equivalents	(19,634)	(3,826)
Purchases of available-for-sale securities	(1,997)	(3,744)
Sales and maturities of available-for-sale securities	10,055	31,193
Proceeds from the sale and disposal of assets	8,370	35,621
Other investing activities	(1,950)	(4,596)

TOTAL CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(43,049)	16,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term debt	250,000	—
Payment of debt	(31,373)	(1,494)
Distributions to noncontrolling interests	(502)	(6,200)
Debt issuance cost and other financing activities	(3,356)	(1,015)

TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	214,769	(8,709)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	36	213

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149,428	(178,612)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,702	640,147

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,130	$461,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$11,668	$25,916

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105
Net income	—	—	—	20,553	—	—	20,553	3,765	24,318
Other comprehensive income, net of tax	—	—	—	—	—	(6,284)	(6,284)	(12)	(6,296)
Exercise of stock options	18,549	18	54	—	—	—	72	—	72
Share vesting	317,664	318	(318)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(1,034)	—	(1,034)	—	(1,034)
Stock-based compensation charges	—	—	3,852	—	71	—	3,923	—	3,923
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,200)	(6,200)

Balance March 31, 2013	243,778,369	$243,778	$1,394,859	$466,309	$(99,688)	$(100,697)	$1,904,561	$62,327	$1,966,888

Balance December 31, 2013	244,271,365	$244,271	$1,414,457	$(71,157)	$(97,926)	$(140,131)	$1,349,514	$90,830	$1,440,344
Net loss	—	—	—	(49,953)	—	—	(49,953)	536	(49,417)
Other comprehensive income, net of tax	—	—	—	—	—	17,389	17,389	(33)	17,356
Exercise of stock options	118,410	118	147	—	—	—	265	—	265
Share vesting	349,625	350	(350)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(748)	—	(748)	—	(748)
Stock-based compensation charges	—	—	3,120	—	1,267	—	4,387	—	4,387
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(502)	(502)

Balance March 31, 2014	244,739,400	$244,739	$1,417,374	$(121,110)	$(97,407)	$(122,742)	$1,320,854	$90,831	$1,411,685

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Middle East and Asia Pacific, our integrated resources include approximately 14,000 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these notes to our unaudited condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

We have presented our unaudited condensed consolidated financial statements in U.S. Dollars, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the accompanying notes in our annual report on Form 10-K for the year ended December 31, 2013.

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

Certain 2013 amounts in the condensed consolidated balance sheet and statement of cash flows have been reclassified to conform to the 2014 presentation.

Business Segments

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas (previously Atlantic), Middle East and North Sea and Africa. The Caspian is no longer considered an operating segment and will continue to be aggregated in the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we continue to report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other”. “Corporate and other” primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization. See Note 9 for summarized financial information on our segments.

Revenue Recognition

We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for and collect all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant procurement costs for materials and third-party subcontractors. Total estimated project costs, and resulting income, are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition.

In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts management expects to recover or costs incurred. Additionally, to the extent that claims included in backlog, including those that arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in or reversals of previously reported, revenues and profits, and charges against current earnings, which could be material.

Claims Revenue

Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather or sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the claims as of March 31, 2014 were involved in litigation.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $6.5 million and $225.8 million as of March 31, 2014 and March 31, 2013, respectively. All of those claim amounts at March 31, 2014 were related to our Middle East segment. For the three months ended March 31, 2014, no revenues and costs pertaining to claims were included in our condensed consolidated financial statements. For the three months ended March 31, 2013, $29.0 million of revenues and costs pertaining to claims were included in our condensed consolidated financial statements.

Our unconsolidated joint ventures did not include any claims revenue or associated cost in their financial results for the period ended March 31, 2014. For the period ended March 31, 2013, our unconsolidated joint ventures included $3.7 million of claims revenue and associated costs in their financial results.

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines. At March 31, 2014, no projects were accounted for under our deferred profit recognition policy.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during the quarters ended March 31, 2014 and March 31, 2013.

Loss Recognition

A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor and vessel productivity, vessel repair requirements, weather downtime, subcontractor or supplier performance, pipeline lay rates or steel and other raw material prices. Increases in costs associated with our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

As of March 31, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the March 31, 2014 backlog amount of $4.4 billion, approximately $550.7 million relates to nine active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $191.6 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the third quarter of 2015, $144.6 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $65.9 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Americas segment. The amount also includes $91.5 million of backlog relating to an EPCI project in Saudi Arabia, in our Middle East segment, which is expected to be completed by the end of 2015. These four projects represent approximately 90% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of March 31, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three months ended March 31, 2014 and 2013.

2014 Period

Operating income for the three months ended March 31, 2014 was impacted by changes in cost estimates relating to projects in each of our segments.

The Asia Pacific segment experienced an improvement of approximately $20.6 million mostly due to changes in estimates on a subsea project in Malaysia during the quarter ended March 31, 2014, primarily due to productivity improvements on our marine vessels as well as offshore support activities.

The Middle East segment was negatively impacted by losses of approximately $31.9 million, mostly due to changes in estimates on three projects in Saudi Arabia during the three months ended March 31, 2014. On two EPCI projects in Saudi Arabia, we increased our estimated cost at completion by approximately $24.3 million, primarily as a result of vessel downtime due to weather and standby delays (which may be recoverable from the customer, but which were not recognizable at March 31, 2014), and reduced productivity on fabrication and engineering activities. Both projects remain in a profitable position at March 31, 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $7.6 million, primarily due to increases in our cost estimates for the completion of onshore activities on the project.

The Americas segment was negatively impacted by changes in estimates of approximately $35.4 million on an EPCI project in Altamira during the quarter ended March 31, 2014. The estimated cost at completion on this project increased primarily due to expected delays in final project delivery, resulting in a revised execution plan, increased fabrication labor costs and recognition of liquidated damages.

2013 Period

Operating income for the three months ended March 31, 2013 was impacted by changes in cost estimates relating to projects in each of our segments.

The Middle East segment was impacted by changes in estimates on five projects. In total, those five projects recognized approximately $7.7 million in project losses in the three months ended March 31, 2013, as a result of increases to the estimated costs to complete those projects of approximately $38.0 million. On one of those projects, we increased our estimated cost at completion by $17.5 million, which resulted in the recognition of a $5.4 million loss in the three months ended March 31, 2013, primarily due to changes in the project’s execution plan, which resulted in additional third-party construction vessel usage and marine downtime, cost overruns on offshore hook-up activities, and additional costs for project management-related activities. This project remained in a profitable position at March 31, 2014.

On three projects in the Middle East segment, we increased our estimated cost at completion by $16.7 million, which resulted in the recognition of only $1.8 million of project income in the three months ended March 31, 2013. The changes in estimated cost at completion were principally driven by cost overruns associated with marine equipment downtime, including productivity, hook-up and project management-related activities. Each of those projects was in a profitable position at March 31, 2013. One of those projects was completed in the third quarter of 2013, and the remaining two projects are expected to be completed during 2014. On the remaining project in the Middle East segment, we recognized incremental costs of $4.1 million in the three months ended March 31, 2013, primarily due to cost overruns on marine installation activities. That project was in a loss position at March 31, 2013 and was completed in the second quarter of 2013.

The Americas segment was impacted by changes in estimates on two projects. On one of those projects, we recognized approximately $6.9 million of incremental project losses in the three months ended March 31, 2013, primarily due to declines in fabrication productivity. That project remained in a loss position through its completion in the fourth quarter of 2013. The other project was completed in the first quarter of 2013 and recognized $2.4 million of cost savings as a result of efficiencies associated with fabrication activities.

The Asia Pacific segment benefited from certain changes in estimates, which resulted in a reduction of estimated costs at completion in the three months ended March 31, 2013 of approximately $14.0 million, primarily due to efficiencies associated with the marine campaigns on two of our EPCI projects, both of which were completed in 2013. These benefits were partially offset by project charges recognized in the three months ended March 31, 2013 of approximately $4.1 million associated with cost overruns on support vessels on one of our subsea projects, which remains in a loss position and is expected to be completed in the second quarter of 2014.

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

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At March 31, 2014, all of our restricted cash was held in restricted foreign-entity accounts.

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

Investments in Unconsolidated Affiliates

We generally use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%, and in which we do not exercise control over the entity. Currently, most of our investments in affiliates that are not consolidated are recorded using the equity method.

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Contract receivables:
Contracts in progress	$189,044	$192,745
Completed contracts	55,880	77,248
Retainages	110,718	127,698
Unbilled	4,325	14,571
Less allowances	(27,905)	(30,404)

Accounts receivable—trade, net	$332,062	$381,858

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

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Retainages expected to be collected within one year	$110,718	$127,698
Retainages expected to be collected after one year	107,315	65,365

Total retainages	$218,033	$193,063

We have included in accounts receivable—trade, net, retainages expected to be collected within one year. Retainages expected to be collected after one year are included in other assets.

Accounts Receivable—Other

Accounts receivable—other was $109.3 million and $89.3 million at March 31, 2014 and December 31, 2013, respectively. The balance primarily relates to transactions with unconsolidated affiliates, receivables associated with our hedging activities, value-added tax, other items and employee receivables. Employee receivables were $4.2 million and $4.5 million as of March 31, 2014 and December 31, 2013, respectively. These amounts are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of March 31, 2014 and December 31, 2013, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress were $431.9 million and $426.0 million at March 31, 2014 and December 31, 2013, respectively. Advance billings on contracts were $278.9 million at both March 31, 2014 and December 31, 2013. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Costs incurred less costs of revenue recognized	$127,773	$65,113
Revenues recognized less billings to customers	304,120	360,873

Contracts in Progress	$431,893	$425,986

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Billings to customers less revenue recognized	$496,040	$466,205
Costs incurred less costs of revenue recognized	(217,159)	(187,276)

Advance Billings on Contracts	$278,881	$278,929

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

Accumulated Other Comprehensive Loss

The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Foreign currency translation adjustments	$(2,882)	$(2,562)
Net gain on investments	214	238
Net loss on derivative financial instruments	(30,824)	(45,386)
Unrecognized losses on benefit obligations	(89,250)	(92,421)

Accumulated other comprehensive loss	$(122,742)	$(140,131)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

For the three months ended March 31, 2014	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Foreign currency gain (loss)	Defined benefit pension plans loss(2)	TOTAL
	(Unaudited)
	(In thousands)
Balance, December 31, 2013	$238	$(45,386)	$(2,562)	$(92,421)	$(140,131)
Other comprehensive income (loss) before reclassification	(24)	12,358	(320)	—	12,014
Amounts reclassified from AOCI	—	2,204 (3)	—	3,171 (4)	5,375

Net current period other comprehensive income (loss)	(24)	14,562	(320)	3,171	17,389

Balance, March 31, 2014	$214	$(30,824)	$(2,882)	$(89,250)	$(122,742)

For the three months ended March 31, 2013	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)		Foreign currency gain (loss)	Defined benefit pension plans loss(2)	TOTAL
	(Unaudited)
	(In thousands)
Balance, December 31, 2012	$(2,315)	$11,734		$(3,366)	$(100,466)	$(94,413)
Other comprehensive income before reclassification	401	(15,450)		7,214	—	(7,835)
Amounts reclassified from AOCI	—	(2,104	)(3)	—	3,655 (4)	1,551

Net current period other comprehensive income	401	(17,554)		7,214	3,655	(6,284)

Balance, March 31, 2013	$(1,914)	$(5,820)		$3,848	$(96,811)	$(100,697)

(1)	Refer to Note 5 for additional details.
(2)	Refer to Note 4 for additional details.
(3)	Reclassified to cost of operations and gain on foreign currency, net.
(4)	Reclassified to selling, general and administrative expenses.

Recently Issued Accounting Standards

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the topic Income Taxes. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if settlement is required or expected in the event the uncertain tax position is disallowed. In situations where these items are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update is effective for reporting periods beginning after December 15, 2013, and the adoption of this update does not have a material impact on our condensed consolidated financial statements.

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

During the quarter ended December 31, 2013, we entered into two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. Accounting for these transactions is preliminary at March 31, 2014 and is pending finalization of these transactions by mid-2014. As of March 31, 2014, we recorded an equity method investment of approximately $25.5 million, a non-controlling interest of approximately $20.9 million and an increase in capital in excess of par value of approximately $4.6 million arising from these transactions.

Non-Core Asset Sales

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. Assets classified as held for sale are no longer depreciated. During the quarter ended March 31, 2014, we completed the sale of the DLB KP1 for aggregate cash proceeds of approximately $8.4 million, resulting in a gain of approximately $6.4 million recognized in our Middle East segment. During the quarter ended March 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in active discussions with interested parties to sell the DB 16.

Americas and Corporate Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we have reached an agreement to exit our joint venture operation in Brazil. Costs associated with our Americas restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs. The total costs are expected to range between $55.0 and $60.0 million in the aggregate. Of the total anticipated costs, we incurred approximately $3.6 million during the quarter ended March 31, 2014 and had incurred an aggregate of $37.7 million through March 31, 2014.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. In March 2014, we changed our organizational structure to orient around offshore and subsea business activities through four primary geographic regions. Costs associated with our corporate reorganization activities will primarily include severance, relocation and other personnel-related costs and costs for advisors. The total of these costs is expected to range between $20.0 million and $25.0 million and to be incurred by the end of 2014. Of the total anticipated costs, we incurred approximately $2.5 million during the quarter ended March 31, 2014 and had incurred an aggregate of $4.2 million as of March 31, 2014.

The following table presents total amounts incurred during the quarter ended March 31, 2014, as well as amounts incurred from inception of restructuring efforts up to March 31, 2014 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred for three months ended March 31, 2014	Incurred from restructuring inception to March 31, 2014	Remaining to be incurred	Total
	(In thousands)
Americas
Impairments and write offs	$—	$14,138	$112	$14,250
Severance and other personnel-related costs	2,029	11,676	1,324	13,000
Morgan City environmental reserve (accrued)	—	5,925	—	5,925
Morgan City yard-related expenses	1,602	5,800	9,450	15,250
Other	—	158	6,417	6,575

	$3,631	$37,697	$17,303	$55,000
Corporate
Severance and other personnel-related costs	$908	$2,569	$6,931	$9,500
Legal and other advisor fees	1,586	1,586	8,914	10,500

	$2,494	$4,155	$15,845	$20,000

Total	$6,125	$41,852	$33,148	$75,000

Accrued liabilities associated with restructuring activities were approximately $7.9 million and $8.0 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

During April 2014, we refinanced our existing obligations, and replaced in its entirety, our then existing $950.0 million credit agreement (the “Former Credit Agreement”) with a new credit agreement (the “New Credit Agreement”), which provides for:

•	a $400.0 million first-lien, first-out three-year letter of credit facility (the “LC Facility”); and

•	a $300.0 million first-lien, second-out five-year term loan (the “Term Loan”).

As of March 31, 2014 we had $250.0 million of revolving credit borrowings outstanding and approximately $376.0 million of letters of credit outstanding under the Former Credit Agreement.

Additionally, during April 2014, we completed the following new financing transactions:

•	the issuance of $500.0 million of second-lien seven-year senior secured notes (the “Notes”).

•	the issuance of $287.5 million of tangible equity units (“Units”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $47.5 million, and (2) prepaid common stock purchase contracts.

With the completion of these financing transactions in April 2014, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment will be recognized as interest expense in the second quarter of 2014. Due to the replacement of the Former Credit Agreement, the unamortized issuance fees related to the Former Credit Agreement will also be recognized as interest expense in the second quarter of 2014. The total additional interest expense related to these items is expected to be approximately $28.0 million in the quarter ending June 30, 2014.

The Former Credit Agreement provided for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million.

At March 31, 2014, there was $250.0 million of revolving credit borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled approximately $376.0 million, including letters of credit in the aggregate amount of $109.0 million issued in February 2014 to replace the letters of credit issued by Australia and New Zealand Banking Group Limited discussed below. During the quarter ended March 31, 2014, our outstanding borrowings under the Former Credit Agreement did not exceed $250.0 million, and we had average outstanding borrowings under the Former Credit Agreement of approximately $165.0 million, with an average interest rate of 3.45%. At December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled approximately $214.3 million.

At March 31, 2014, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Former Credit Agreement was 0.3%. The Former Credit Agreement did not have a floor for the base rate or the Eurodollar rate.

Obligations under the Former Credit Agreement were secured on a first-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) all of our personal property and substantially all of the personal property of our wholly owned subsidiaries, subject to exceptions for bank accounts, equipment and certain other assets, and (2) certain of our marine vessels.

New Credit Facilities

During April 2014 we entered into the New Credit Agreement, which provides for the LC Facility and the Term Loan.

The New Credit Agreement includes the $400.0 million first-lien, first-out LC Facility, which is scheduled to mature on April 16, 2017, and the $300.0 million first-lien, second-out Term Loan, which is scheduled to mature April 16, 2019. The indebtedness and other obligations under the New Credit Agreement are guaranteed by substantially all of our material, wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”).

In connection with the New Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the New Credit Facilities, which we intend to amortize to interest expense over the respective terms of the LC Facility and the Term Loan.

LC Facility

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility.

The LC Facility is secured on a first-lien, first-out basis (with relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all the tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The LC Facility contains various customary affirmative covenants, as well as specific affirmative covenants, including specific reporting requirements and a requirement for ongoing periodic financial reviews by a financial advisor. The LC Facility also requires compliance with various negative covenants, including limitations with respect to the incurrence of other indebtedness and liens, restrictions on acquisitions, capital expenditures and other investments, restrictions on sale/leaseback transactions and restrictions on prepayments of other indebtedness.

The LC Facility requires us to meet a minimum EBITDA (as defined) covenant, which requires that we generate consolidated EBITDA of at least certain specified amounts for different periods over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also requires us to maintain at least $200.0 million of minimum available cash, excluding restricted cash, at the end of each quarter.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The Term Loan requires mandatory prepayments from: (1) the proceeds from the sale of assets, as well as insurance proceeds, in each case subject to certain exceptions, to the extent such proceeds are not reinvested in our business within 365 days of receipt; (2) net cash proceeds from the incurrence of indebtedness not otherwise permitted by the New Credit Facilities; and (3) 50% of amounts deemed to be “excess cash flow,” subject to specified adjustments. The Term Loan also requires quarterly amortization payments equal to $750,000. The Term Loan also provides for a prepayment premium if we prepay or re-price the Term Loan prior to April 16, 2016.

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021.

The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second—lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.

At any time or from time to time on or after May 1, 2017, at our option, we may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning May 1 of the years indicated:

Year	Percentage
2017	104%
2018	102%
2019 and thereafter	100%

The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on capital stock or purchase or redeem subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Many of those covenants would become suspended if the Notes were to attain an investment grade rating from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and no default has occurred. The covenants mentioned above are subject to a number of important exceptions and limitations.

Units

During April 2014, we issued 11,500,000 6.25% tangible equity units, each with a stated amount of $25.00. Each Unit consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note, bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017. Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per unit, subject to adjustment.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014. As of December 31, 2013 we reported a consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At March 31, 2014 and December 31, 2013, there was $57.2 million in borrowings outstanding under this agreement, of which approximately $8.2 million was classified as current notes payable.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc, and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of March 31, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $56.2 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of two institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities primarily in Asia and the Middle East. The letters of credit issued under these arrangements totaled $23.3 million and $26.0 million as of March 31, 2014 and December 31, 2013, respectively.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During February 2014, we replaced these letters of credit with letters of credit issued under the Former Credit Agreement and subsequently replaced those letters of credit with letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc, both subsidiaries of MII. As of March 31, 2014 and December 31, 2013, bonds issued under these arrangements totaled $42.1 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The bonds issued under these arrangements totaled $111.2 million and $106.3 million as of March 31, 2014 and December 31, 2013, respectively.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Long-term debt consists of:
Former Credit Agreement	$250,000	$—
North Ocean 102 Construction Financing	—	31,373
North Ocean 105 Construction Financing	57,189	57,189
Other financing	989	—

	308,178	88,562
Less: Amounts due within one year	258,417	39,543

Total long-term debt	$49,761	$49,019

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

Net periodic benefit cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Interest cost	$6,778	$167	$475	$467
Expected return on plan assets	(6,875)	(3,000)	(740)	(651)
Recognized net actuarial loss and other	3,290	3,152	(74)	507

Net periodic benefit cost (gain)	$3,193	$319	$(339)	$323

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency-net in our condensed consolidated statements of operations.

At March 31, 2014, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $30.8 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $22.0 million of deferred losses out of AOCI by March 31, 2015, as hedged items are recognized in earnings. The notional value of our outstanding derivative contracts totaled $1.0 billion at March 31, 2014, with maturities extending through 2017. Of this amount, approximately $635.3 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. At March 31, 2014, the fair value of these contracts was in a net liability position totaling $15.0 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$8,258	$11,641
Other assets	964	1,647

Total asset derivatives	$9,222	$13,288

Accounts payable	$11,781	$20,209
Other liabilities	12,436	21,846

Total liability derivatives	$24,217	$42,055

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Derivatives Designated as Hedges:
Amount of gain/ (loss) recognized in other comprehensive income	$12,358	$(15,450)
Income reclassified from AOCI into income: effective portion
Location
Cost of operations	$202	$2,014
Gain (loss) recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency—net	$(847)	$(2,849)

NOTE 6—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	Total at March 31, 2014	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Mutual funds(1)	$2,189	$—	$2,189	$—
Commercial paper	3,248	—	3,248	—

Total	$5,437	$—	$5,437	$—

	Total at December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$2,173	$—	$2,173	$—
Commercial paper	3,699	—	3,699	—
Asset-backed securities and collateralized mortgage obligations(2)	7,639	—	2,082	5,557

Total	$13,511	$—	$7,954	$5,557

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Balance at beginning of period	$5,557	$6,343
Total realized and unrealized gains	1,248	210
Sales/ principal repayments	(6,805)	(396)

Balance at end of period	$—	$6,157

Unrealized Gains and Losses on Investments

Our net unrealized gain on investments was $0.2 million at March 31, 2014. During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2013. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented.

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

Forward contracts. The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value forward contracts, which discounts future cash flows based on current market expectations and credit risk.

The estimated fair values of certain of our financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$268,130	$268,130	$118,702	$118,702
Restricted cash and cash equivalents	$43,286	$43,286	$23,652	$23,652
Investments	$5,437	$5,437	$13,511	$13,511
Debt	$(308,178)	$(309,430)	$(88,562)	$(90,005)
Forward contracts	$(14,995)	$(14,995)	$(28,767)	$(28,767)

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

Total stock-based compensation expense, net recognized for the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Stock Options	$680	$1,030
Restricted Stock Units	3,379	1,737
Performance Shares	328	1,156

Total	$4,387	$3,923

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Income from operations less noncontrolling interests	$(49,953)	$20,553

Net income attributable to McDermott International, Inc.	$(49,953)	$20,553

Weighted average common shares (basic)	236,961,158	235,941,185
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units(1)	—	3,258,696

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	236,961,158	239,199,881

Basic earnings per share:
Income (loss) from operations less noncontrolling interests	(0.21)	0.09
Net income (loss) attributable to McDermott International, Inc.	(0.21)	0.09
Diluted earnings per share:
Income (loss) from operations less noncontrolling interests	(0.21)	0.09
Net income (loss) attributable to McDermott International, Inc	(021)	0.09

(1)	Approximately 3.0 million and 2.9 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were antidilutive for the three months ended March 31, 2014 and 2013, respectively.

NOTE 9—SEGMENT REPORTING

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas, Middle East, and North Sea and Africa. The Caspian is no longer considered an operating segment and will continue to be aggregated in the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we continue to report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other.” “Corporate and other” primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization.

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Revenues(1):
Asia Pacific	$161,825	$326,062
Americas	181,625	148,184
Middle East	260,361	333,242

Total revenues	$603,811	$807,488

Operating income:
Asia Pacific	$2,091	$87,952
Americas	(31,811)	(16,410)
Middle East	(9,428)	(18,509)
Corporate	(2,494)	—

Total operating income	$(41,642)	$53,033

Capital expenditures(2):
Asia Pacific	$4,068	$3,755
Americas	7,405	22,010
Middle East	22,579	10,552
Corporate and other	3,841	1,332

Total capital expenditures	$37,893	$37,649

Depreciation and amortization:
Asia Pacific	$5,032	$5,030
Americas	8,297	6,805
Middle East	9,575	6,510
Corporate and Other	1,698	1,877

Total depreciation and amortization	$24,602	$20,222

Drydock amortization:
Asia Pacific	$1,955	$2,961
Americas	4,562	1,908
Middle East	429	681

Total drydock amortization	$6,946	$5,550

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Total capital expenditures presents expenditures for which cash payments were made during the period. Capital expenditures for the three months ended March 31, 2014 include $8.3 million of cash payments for accrued capital expenditures outstanding as of December 31, 2013. Capital expenditures for the three months ended March 31, 2013 exclude approximately $34.0 million in accrued liabilities related to capital expenditures.

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Segment assets:
Asia Pacific	$740,507	$1,030,823
Americas	795,598	522,713
Middle East	1,148,041	1,129,529
Corporate and other	339,783	124,306

Total assets	$3,023,929	$2,807,371

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al. (“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as JRMI and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. The New Antoine Suit plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. On April 4, 2014, 20 of the plaintiffs in the

New Antoine Suit voluntarily dismissed their claims against McDermott without prejudice to re-filing. The remaining plaintiffs seek monetary damages in an unspecified amount in both the Boudreaux Suit and New Antoine Suit cases and attorneys’ fees in the New Antoine Suit. We cannot reasonably estimate the extent of a potential judgment against us, if any, and we intend to vigorously defend these suits.

On August 15, 2013 and August 20, 2013, two separate alleged purchasers of our common stock filed purported class action complaints against us, Stephen M. Johnson and Perry L. Elders in the United States District Court for the Southern District of Texas. Both of the complaints sought to represent a class of purchasers of our stock between November 6, 2012 and August 5, 2013, and alleged, among other things, that the defendants violated federal securities laws by disseminating materially false and misleading information and failing to disclose material information relating to weaknesses in project bidding and execution, poor risk evaluation, poor project management and losses in each of our reporting segments. Each complaint sought relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. By order dated December 5, 2013, the District Court consolidated the two cases and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed a consolidated amended complaint on February 6, 2014. The consolidated amended complaint asserts substantially the same claims as were made in the two original complaints, with some additional factual allegations, and purports to extend the class period to August 6, 2013. It also seeks relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. On April 7, 2014, MII and the other defendants filed a motion to dismiss the case, which motion is still pending before the court. We believe the substantive allegations contained in the complaints on file are without merit, and we intend to defend against these claims vigorously.

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

At March 31, 2014, we had total environmental reserves of $6.3 million, all of which was included in noncurrent liabilities. We established an environmental reserve of $5.9 million in connection with our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2014, it is possible that we may incur liabilities for liquidated damages aggregating approximately $56.9 million, of which approximately $37.9 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

At March 31, 2014, we had outstanding obligations related to our new vessel construction contracts on the LV 108 and DLV 2000 of $325.6 million in the aggregate, with $132.4 million and $193.2 million due in the years ending December 31, 2014 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2013.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;

•	future project activities, including the commencement and subsequent timing of marine or installation campaigns on specific projects;

•	estimates of percentage of completion and contract profits or losses;

•	anticipated levels of demand for our products and services;

•	global demand for oil and gas and fundamentals of the oil and gas industry;

•	expectations regarding the trend towards offshore development of oil and gas;

•	market outlook for the EPCI market, including subsea;

•	expectations regarding backlog;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the adequacy of our sources of liquidity and capital resources;

•	interest expense;

•	the effectiveness of our derivative contracts in mitigating foreign currency risk;

•	results of our capital investment program;

•	expectations regarding the acquisition or divestiture of assets;

•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;

•	the restructuring of our Americas operations, including the expected costs and timing of cost recognition;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our industry;

•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;

•	changes in project design or schedule;

•	changes in scope or timing of work to be completed under contracts;

•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;

•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;

•	the capital investment required to maintain and/or upgrade our fleet of vessels;

•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;

•	equipment failure;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	changes in tax laws;

•	rapid technological changes;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	the risk we may not be successful in updating and replacing current information technology;

•	social, political and economic situations in countries where we do business;

•	the risks associated with our international operations, including local content requirements;

•	interference from adverse weather or sea conditions;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims and the extent of available insurance coverages;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiary; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this quarterly report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2013. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Recent Developments

Refinancing Transactions

During April 2014, we refinanced our existing obligations, and replaced in its entirety, our then existing $950.0 million credit agreement (the “Former Credit Agreement”) with a new credit agreement (the “New Credit Agreement”), which provides for:

•	a $400.0 million first-lien, first-out three-year letter of credit facility (the “LC Facility”); and

•	a $300.0 million first-lien, second-out five-year term loan (the “Term Loan”).

As of March 31, 2014 we had $250.0 million of revolving credit borrowings outstanding and approximately $376.0 million of letters of credit outstanding under the Former Credit Facility.

Additionally, during April 2014, we completed the following new financing transactions:

•	the issuance of $500.0 million of second-lien seven-year senior secured notes (the “Notes”).

•	the issuance of $287.5 million of tangible equity units (“Units”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $47.5 million, and (2) prepaid common stock purchase contracts.

With the completion of these financing transactions in April 2014, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment will be recognized as interest expense in the second quarter of 2014. Due to the replacement of the Former Credit Agreement, the unamortized issuance fees related to the Former Credit Agreement will also be recognized as interest expense in the second quarter of 2014. The total additional interest expense related to these items is expected to be approximately $28.0 million in the quarter ending June 30, 2014.

Non-Core Asset Sales

During the quarter ended March 31, 2014, we completed the sale of the DLB KP1 for aggregate cash proceeds of approximately $8.4 million, resulting in a gain of approximately $6.4 million recognized in our Middle East segment. In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million and a gain of approximately $25.0 million, which will be recognized in our Americas segment.

Americas and Corporate Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and a plan to discontinue utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we have reached an agreement to exit our joint venture operation in Brazil. Costs associated with our Americas restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs. The total costs are expected to range between $55 million to $60 million in the aggregate. Of the total anticipated costs, we incurred approximately $3.6 million during the quarter ended March 31, 2014 and had incurred an aggregate of $37.7 million as of March 31, 2014.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. In March 2014, we changed our organizational structure to orient around offshore and subsea business activities through four primary geographic regions. The four geographic regions consist of Asia Pacific, Americas (previously Atlantic), Middle East and North Sea and Africa. Costs associated with our corporate reorganization activities will primarily include severance, relocation and other personnel-related costs and costs for advisors. The total of these costs is expected to range between $20 million to $25 million and to be incurred by the end of 2014. Of the total anticipated costs, we incurred approximately $2.5 million during the quarter ended March 31, 2014 and had incurred an aggregate of $4.2 million as of March 31, 2014.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2014, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $56.9 million, of which approximately $37.9 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2013. See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on recently adopted accounting standards.

Business Segments and Results of Operations

Business Segments

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas, Middle East, and North Sea and Africa. The Caspian is no longer considered an operating segment and will continue aggregated in the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we continue to report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other.” “Corporate and other” primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The only Corporate costs currently not be allocated to our operating segments are the restructuring costs associated with our corporate reorganization. See Note 9 for summarized financial information on our segments.

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

Americas Segment

Through our Americas segment, we serve the needs of customers primarily in the United States, Brazil, Mexico and Trinidad. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E. and Houston. The primary fabrication facility for this segment is located in Altamira, Mexico. We are in the process of preparing for the discontinued utilization of the Morgan City fabrication facility, as further discussed below under the caption “Americas and Corporate Restructuring.”

Middle East Segment

Through our Middle East segment, which includes the Caspian region, the North Sea and Africa, we serve the needs of customers in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia, the North Sea, West Africa, and East Africa. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India, Al Khobar, Saudi Arabia and United Kingdom offices and are supported by additional resources from our Houston office. The primary fabrication facility for this segment is located in Dubai, U.A.E.

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

Results of Operations

Selected Financial Data:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues:
Asia Pacific	$161,825	$326,062
Americas	181,625	148,184
Middle East	260,361	333,242

Total Revenues	$603,811	$807,488

Cost of Operations	591,493	712,814
Selling, general and administrative expenses	55,397	52,226
Restructuring charges	6,125	—
Gain on asset disposals	(6,439)	(14,716)

Total costs and expenses	646,576	750,324

Equity in Loss of Unconsolidated Affiliates	1,123	(4,131)

Operating Income (Loss):
Asia Pacific	$2,091	$87,952
Americas	(31,811)	(16,410)
Middle East	(9,428)	(18,509)
Corporate	(2,494)	—

Total Operating Income	$(41,642)	$53,033

Other Income (Expense):
Interest income	61	342
Gain (loss) on foreign currency—net	(4,082)	(2,526)
Other income (expense)—net	(265)	782

Total Other Income (Expense)	(4,286)	(1,402)

Income before provision for income taxes and noncontrolling interests	(45,928)	51,631

Provision for Income Taxes	3,489	27,313
Net Income Attributable to Noncontrolling Interests	536	3,765

Net Income Attributable to McDermott International, Inc.	$(49,953)	$20,553

Three months ended March 31, 2014 vs. three months ended March 31, 2013

Revenues

Revenues declined approximately 25%, or $203.7 million, to $603.8 million in the three months ended March 31, 2014 compared to $807.5 million for the corresponding prior-year period, primarily attributable to decreases in our Asia Pacific and Middle East segments.

Revenues in our Asia Pacific segment declined approximately 50%, or $164.3 million, to $161.8 million in the three months ended March 31, 2014 from $326.1 million in the corresponding prior-year period, largely due to the absence of marine activity on two of our EPCI projects in Australia that had significant marine activity during the three months ended March 31, 2013 and were completed during the year ended December 31, 2013.

Revenues in our Middle East segment declined approximately 22%, or $72.8 million, to $260.4 million in the three months ended March 31, 2014 from $333.2 million in the corresponding prior-year period, largely due to the substantial completion of activities on multiple EPCI projects in Saudi Arabia and India and a pipelay project in the Caspian. These projects had significantly higher marine activity during the three months ended March 31, 2013 and were substantially completed during the year ended December 31, 2013. These decreases were partially offset by increased activity on an EPCI project in Saudi Arabia.

The revenue declines in our Asia Pacific and Middle East segments were partially offset by improvements in our Americas segment. In this segment revenues increased approximately 23%, or $33.4 million, to $181.6 million in the three months ended March 31, 2014 compared to $148.2 million in the three months ended March 31, 2013, primarily due to increased marine activity in Brazil and the U.S. Gulf of Mexico during the three months ended March 31, 2014, partially offset by lower Morgan City fabrication activity on projects that were completed during the year ended December 31, 2013.

Cost of Operations

Cost of operations decreased approximately 17%, or $121.3 million, primarily due to decreases in our Asia Pacific and Middle East segments. Cost of operations in our Asia Pacific segment decreased by $89.8 million, driven primarily by the absence of marine activity on two of our EPCI projects in Australia that had significant marine activity during the three months ended March 31, 2013 and were completed during the year ended December 31, 2013. The decrease in our Middle East segment of $79.9 million was primarily attributable to the substantial completion of activities on multiple EPCI projects in Saudi Arabia, India and a pipelay project in the Caspian. These projects had significant marine activity during the three months ended March 31, 2013 and were substantially completed during the year ended December 31, 2013. These decreases were partially offset by increased activity on an EPCI project in Saudi Arabia. Cost of operations in our Americas segment increased by $48.4 million, primarily due to increased marine activity in Brazil and the U.S. Gulf of Mexico and increased fabrication activity at the Altamira fabrication facility during the three months ended March 31, 2014, partially offset by lower Morgan City fabrication activity on projects that were completed during the year ended December 31, 2013.

Operating Income (Loss)

Operating results decreased approximately $94.6 million to an operating loss of $41.6 million in the three months ended March 31, 2014 compared to operating income of $53.0 million for the corresponding prior-year period, attributable to declines in the Asia Pacific and Americas segments.

Operating income in our Asia Pacific segment declined $85.9 million to $2.1 million in the three months ended March 31, 2014 compared to $88.0 million for the corresponding prior-year period. The decrease was primarily due to an approximate $91.2 million decline in operating income from two of our EPCI projects in Australia, which had significant marine activity in the three months ended March 31, 2013 and were completed during the year ended December 31, 2013. The decline in operating income was partly offset by an improvement of approximately $27.8 million on a subsea project in Malaysia, primarily driven by changes to the estimated costs at completion due to favorable productivity on our marine vessels as well as offshore support activities and recognition of approved change orders.

Operating results at our Middle East segment improved by approximately $9.1 million to an operating loss of $9.4 million in the three months ended March 31, 2014 compared to an operating loss of $18.5 million for the corresponding prior-year period. An improvement of $12.3 million was driven primarily by recognition of approved change orders on a pipe lay project in the Caspian. Recognition of the gain on the sale of the DLB KP1 resulted in an improvement of $6.4 million during the three months ended March 31, 2014. The improvements were partially offset by declines in two EPCI projects in Saudi Arabia aggregating approximately $12.9 million, primarily attributable to an increase in estimated costs to complete as a result of vessel downtime due to weather and standby delays and adverse productivity on fabrication and engineering activities. Both projects remained in a profitable position at March 31, 2014.

The Americas segment recognized an operating loss of $31.8 million in the three months ended March 31, 2014 compared to an operating loss of $16.4 million in the three months ended March 31, 2013. On an EPCI project in Altamira, we increased our estimated cost at completion by approximately $36.8 million, primarily due to expected delays in final project delivery, resulting in a revised execution plan, increased fabrication labor costs and recognition of liquidated damages. The decline was partially offset by an improvement of approximately $17.2 million related to increased marine activity in the U.S. Gulf of Mexico and increased utilization of the Altamira fabrication facility.

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

Other Items in Operating Income

Selling, general and administrative expenses increased $3.2 million to $55.4 million in the three months ended March 31, 2014 as compared to $52.2 million in the three months ended March 31, 2013, primarily as a result of increased amortization of deferred non-cash benefit plan losses.

Equity in earnings of unconsolidated affiliates improved approximately $5.2 million, primarily due to profit recognized from our FloaTEC joint venture.

Operating loss was further impacted by restructuring expense of approximately $6.1 million incurred in the three months ended March 31, 2014 as discussed above under “Recent Developments-Americas and Corporate Restructuring.”

Other Items

Results for the quarters ended March 31, 2014 and 2013 were not significantly impacted by interest income, expense or other expense, due primarily to lower cash and cash equivalents balances, the continuation of low interest rates in general and the capitalization of interest expense on capital projects.

Loss on foreign currency—net increased by $1.6 million to a loss of $4.1 million in the three months ended March 31, 2014 from a loss of $2.5 million in the three months ended March 31, 2013, primarily due to foreign currency losses of $3.2 million and losses related to derivative instruments and hedging activities of $0.9 million recognized during the three months ended March 31, 2014, as compared to foreign currency gains of $0.3 million and losses related to derivative instruments and hedging activities of $2.8 million recognized during the three months ended March 31, 2013.

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

At March 31, 2014, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.0 billion at March 31, 2014, with maturities extending through 2017. Of this amount, approximately $635.3 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment EPCI project.

Provision for Income Taxes

For the three months ended March 31, 2014, we recognized a loss before provision for income taxes of $45.9 million, compared to income of $51.6 million in the three months ended March 31, 2013. In the aggregate, the provision for income taxes was $3.5 million and $27.3 million for the three months ended March 31, 2014 and 2013, respectively.

The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we did not recognize a tax benefit.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $3.3 million to $0.5 million in the three months ended March 31, 2014 compared to $3.8 million for the three months ended March 31, 2013, primarily due to decreased activity and lower net income at our joint ventures.

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

Of the March 31, 2014 backlog amount of $4.4 billion, approximately $550.7 million relates to nine active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $191.6 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the third quarter of 2015, $144.6 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $65.9 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Americas segment. The amount also includes $91.5 million of backlog relating to an EPCI project in Saudi Arabia, in our Middle East segment, which is expected to be completed by the end of 2015. These four projects represent approximately 90% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

	March 31, 2014		December 31, 2013
	(Dollars in millions)
Asia Pacific	$2,232	51%	$2,365	49%
Middle East	1,437	33%	1,653	35%
Americas	695	16%	784	16%

Total Backlog	$4,364	100%	$4,802	100%

Of the March 31, 2014 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter
	(In millions)
Total Backlog	$2,040	$2,095	$229

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from operations and cash from the refinancing transactions we completed during April 2014. Management believes that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

Due to our recent refinancing transactions, we estimate that the average interest rate on our borrowings increased from 2.76% as at March 31, 2014 to 7.2% as at April 30, 2014.

Former Credit Agreement

The Former Credit Agreement provided for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million. Proceeds from borrowings under the Former Credit Agreement were available for working capital needs and other general corporate purposes.

At March 31, 2014, there was $250.0 million of revolving credit borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled approximately $376.0 million, including letters of credit in the aggregate amount of $109.0 million issued in February 2014 to replace the letters of credit issued by Australia and New Zealand Banking Group Limited discussed below. During the quarter ended March 31, 2014, our outstanding borrowings under the Former Credit Agreement did not exceed $250.0 million, and we had average outstanding borrowings under the Former Credit Agreement of approximately $165.0 million, with an average interest rate of 3.45%. At December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled approximately $214.3 million.

At March 31, 2014, the applicable margin for Eurodollar-rate loans was 2.00%, the applicable margin for base-rate loans was 1.00%, the letter of credit fee for financial letters of credit was 2.00%, the letter of credit fee for performance letters of credit was 1.00%, and the commitment fee for unused portions of the Former Credit Agreement was 0.3%. The Former Credit Agreement did not have a floor for the base rate or the Eurodollar rate.

Obligations under the Former Credit Agreement were secured on a first-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) all of our personal property and substantially all of the personal property of our wholly owned subsidiaries, subject to exceptions for bank accounts, equipment and certain other assets, and (2) certain of our marine vessels.

New Credit Facilities

During April 2014 we entered into the New Credit Agreement, which provides for the LC Facility and the Term Loan.

The New Credit Agreement includes the $400.0 million first-lien, first-out LC Facility, which is scheduled to mature on April 16, 2017, and the $300.0 million first-lien, second-out Term Loan, which is scheduled to mature April 16, 2019. The indebtedness and other obligations under the New Credit Agreement are guaranteed by substantially all of our material, wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”).

In connection with the New Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the New Credit Facilities, which we intend to amortize to interest expense over the respective terms of the LC Facility and the Term Loan.

LC Facility

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility.

The LC Facility is secured on a first-lien, first-out basis (with relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all the tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The LC Facility contains various customary affirmative covenants, as well as specific affirmative covenants, including specific reporting requirements and a requirement for ongoing periodic financial reviews by a financial advisor. The LC Facility also requires compliance with various negative covenants, including limitations with respect to the incurrence of other indebtedness and liens, restrictions on acquisitions, capital expenditures and other investments, restrictions on sale/leaseback transactions and restrictions on prepayments of other indebtedness.

The LC Facility requires us to meet a minimum EBITDA (as defined) covenant, which requires that we generate consolidated EBITDA of at least certain specified amounts for different periods over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also requires us to maintain at least $200.0 million of minimum available cash, excluding restricted cash, at the end of each quarter.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The Term Loan requires mandatory prepayments from: (1) the proceeds from the sale of assets, as well as insurance proceeds, in each case subject to certain exceptions, to the extent such proceeds are not reinvested in our business within 365 days of receipt; (2) net cash proceeds from the incurrence of indebtedness not otherwise permitted by the New Credit Facilities; and (3) 50% of amounts deemed to be “excess cash flow,” subject to specified adjustments. The Term Loan also requires quarterly amortization payments equal to $750,000. The Term Loan also provides for a prepayment premium if we prepay or re-price the Term Loan prior to April 16, 2016.

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021.

The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second—lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.

At any time or from time to time on or after May 1, 2017, at our option, we may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning May 1 of the years indicated:

Year	Percentage
2017	104%
2018	102%
2019 and thereafter	100%

The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue preferred stock;

(2) make investments or certain other restricted payments; (3) pay dividends or distributions on capital stock or purchase or redeem subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Many of those covenants would become suspended if the Notes were to attain an investment grade rating from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and no default has occurred. The covenants mentioned above are subject to a number of important exceptions and limitations.

Units

During April 2014, we issued 11,500,000 6.25% tangible equity units, each with a stated amount of $25.00. Each Unit consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note, bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017. Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per unit, subject to adjustment.

North Ocean Financing

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014. As of December 31, 2013 we reported a consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable.

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. At March 31, 2014 and December 31, 2013, there was $57.2 million in borrowings outstanding under this agreement, of which approximately $8.2 million was classified as current notes payable.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc, and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of March 31, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $56.2 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of two institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities primarily in Asia and the Middle East. The letters of credit issued under these arrangements totaled $23.3 million and $26.0 million as of March 31, 2014 and December 31, 2013, respectively.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During February 2014, we replaced these letters of credit with letters of credit issued under the Former Credit Agreement and subsequently replaced those letters of credit with letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc, both subsidiaries of MII. As of March 31, 2014 and December 31, 2013, bonds issued under these arrangements totaled $42.1 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The bonds issued under these arrangements totaled $111.2 million and $106.3 million as of March 31, 2014 and December 31, 2013, respectively.

Cash, Cash Equivalents and Investments

At March 31, 2014, we had cash and cash equivalents, restricted cash and investments of $316.9 million. In the aggregate, our cash and cash equivalents, restricted cash and investments increased by $783.1 million to $1.1 billion at April 30, 2014, primarily due to the refinancing transactions.

At March 31, 2014, we had current restricted cash and cash equivalents totaling $43.3 million, all of which was held in restricted foreign-entity accounts.

At March 31, 2014, we had investments with a fair value of $5.4 million. Our investment portfolio consists of commercial paper and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized gain on investments was $0.2 million at March 31, 2014. During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2013.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash, declined by $251.3 million to a negative $434.4 million at March 31, 2014 from a negative $183.1 million at December 31, 2013, primarily due to the increases in short term notes payables and accounts payable.

Cash Flow Activities—Continuing Operations

Operating activities. Our net cash used in operating activities was $22.3 million in the three months ended March 31, 2014, compared to $187.1 million in the three months ended March 31, 2013. This reduction was primarily attributable to an increase in our accounts payable and accrued liabilities balances and higher accounts receivable collections.

Investing activities. Our net cash used in investing activities was $43.0 million in the three months ended March 31, 2014, compared to cash provided by investing activities of $17.0 million in the three months ended March 31, 2013. This change was primarily attributable to proceeds associated with vessel sales that occurred during the three months ended March 31, 2013, an increase in restricted cash balances and a decrease in the sales and purchases of available-for-sale securities.

Financing activities. Our net cash provided by financing activities was $214.8 million in the three months ended March 31, 2014 as compared to net cash used in financing activities of $8.7 million in the three months ended March 31, 2013. The change was primarily attributable to borrowings under the Former Credit Agreement, partially offset by repayment of the debt associated with the North Ocean 102.

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

Capital expenditures for the three months ended March 31, 2014 were $37.9 million, as compared to $37.7 million for the three months ended March 31, 2013. Capital expenditures for the three months ended March 31, 2014 were primarily attributable to the construction of the Lay Vessel 108 (“LV 108”) and the continued development of our Altamira Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. Capital expenditures for the three months ended March 31, 2013 were primarily attributable to the construction of the LV 108 and the North Ocean 105, as well as costs associated with upgrading the capabilities of other marine vessels.

In addition, based, in December 2012, we entered into a contract to construct another vessel—the Deepwater Lay Vessel 2000 (“DLV 2000”). Like the LV 108, the DLV 2000 is designed for advanced deepwater subsea and marine construction operations. Prior to December 31, 2015, we expect to incur capital expenditures ranging from approximately $325.0 million to $350.0 million associated with the construction of the LV 108 and DLV 2000 vessels.

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

At March 31, 2014, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.0 billion at March 31, 2014, with maturities extending through 2017. Of this amount, approximately $635.3 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment EPCI project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We have exposure to changes in interest rates under our credit facilities (see Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). At March 31, 2014, we had $250.0 million of outstanding borrowings under the Former Credit Agreement. We had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations had fixed interest rates.

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

At March 31, 2014:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at March 31, 2014
	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$3,248	$—	$—	$—	$—	$1,975	$5,223	$5,437
Average Interest Rate	0.22%					—
Long-term Debt (including current maturities)	$8,417	$8,417	$8,417	$8,417	$8,170	$16,340	$58,178	$59,234
Average Interest Rate	2.76%	2.76%	2.76%	2.76%	2.76%	2.76%

At December 31, 2013:	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$—	$—	$—	$—	$—	$14,908	$14,908	$13,511
Average Interest Rate						1.02%
Long-term Debt (including current maturities)	$39,543	$8,170	$8,170	$8,170	$8,170	$16,339	$88,562	$90,005
Average Interest Rate(1)	2.78%	2.76%	2.76%	2.76%	2.76%	2.76%

(1)	Fixed and floating interest rates through the year ending December 31, 2014 and fixed interest rates thereafter.

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at March 31, 2014 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2014	Fair Value at March 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$115,079	$(6,548)	0.9776
Danish Krone	$20,960	$420	5.5255
Euros	$162,298	$4,214	1.3447
Pound Sterling	$51,798	$623	1.6195
Indonesian Rupiah	$5,201	$201	64.0225
Norwegian Kroner	$158,128	$170	6.0228
Singapore Dollar	$180,504	$(2,511)	1.2404

Foreign Currency	Year Ending December 31, 2015	Fair Value at March 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$112,778	$(5,866)	0.9479
Danish Krone	$26,578	$1,061	5.6226
Euros	$2,020	$76	1.3272
Pound Sterling	$2,900	$51	1.5922
Norwegian Kroner	$17,541	$(22)	6.0553
Singapore Dollars	$67,849	$(2,317)	1.2139

Foreign Currency	Year Ending December 31, 2016	Fair Value at March 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$77,104	$(4,071)	0.9349
Danish Krone	$6,654	$273	5.6143
Euros	$961	$41	1.3312
Pound Sterling	$834	$13	1.5917

Foreign Currency	Year Ending December 31, 2017	Fair Value at March 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(827)	0.9062
Euros	$458	$24	1.3348

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 10 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

The following discussion updates the risk factor disclosure in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our debt and funded debt levels have increased significantly as a result of our recently completed refinancing transactions.

Our debt and funded debt obligations have increased significantly as a result of our recently completed financing transactions. Our significant debt and funded debt levels and related debt service obligations could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures and acquisitions;

•	making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•	making us more vulnerable in the event of a downturn in our business; and

•	exposing us to increased interest rate risk given that a portion of our debt obligations are at variable interest rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2014, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1—January 31, 2014	414	$9.05	not applicable	not applicable
February 1—February 28, 2014	4,719	8.58	not applicable	not applicable
March 1—March 31, 2014	100,828	7.38	not applicable	not applicable

Total	105,961	$7.43	not applicable	not applicable

Item 5. Other Information

On May 6, 2014, our Board of Directors (the “Board”) approved the amended and restated McDermott International, Inc. Director and Executive Deferred Compensation Plan (the “DCP”). The amendment to the DCP revised the definition of a “Change in Control” under the DCP. The DCP is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Additionally, on May 5, 2014, the Compensation Committee of the Board approved discretionary bonus awards for Perry L. Elders, our Senior Vice President and Chief Financial Officer, and Liane K. Hinrichs, our Senior Vice President, General Counsel and Corporate Secretary, in the amount of $50,000 each, in recognition of their respective contributions to and results achieved in connection with our recent refinancing transactions.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Indenture, dated April 16, 2014, by and among McDermott International, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.2*	Form of 8.000% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.3*	Credit Agreement, dated April 16, 2014, by and among McDermott International, Inc., McDermott Finance L.L.C., a syndicate of lenders and letter of credit issuers, Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan and as joint lead arranger and joint bookrunner for the LC Facility, Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner for the LC Facility, Wells Fargo Bank, N.A., as syndication agent for the LC Facility, and Goldman Sachs Lending Partners LLC, as sole lead arranger, sole bookrunner and sole syndication agent for the Term Loan (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.4*	Intercreditor Agreement, dated April 16, 2014, by and among McDermott International, Inc., McDermott Finance L.L.C., the other Guarantors party thereto, Crédit Agricole Corporate and Investment Bank, as first priority agent, and Wells Fargo Bank, National Association, as second priority agent (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.5*	Form of First Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.6*	Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.7*	Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

Exhibit Number	Description

4.8*	First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.9*	Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.10*	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.11*	Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.12*	Form of Amortizing Note, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

10.1*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014).

10.2*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014).

10.3	Separation Agreement dated February 27, 2014 between J. Ray McDermott, S.A. and Stewart A. Mitchell.

10.4	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014.

10.5	Form of 2014 Non-Executive Director Restricted Stock Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

By:	/s/ PERRY L. ELDERS
Perry L. Elders Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 7, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1*	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Indenture, dated April 16, 2014, by and among McDermott International, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.2*	Form of 8.000% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.3*	Credit Agreement, dated April 16, 2014, by and among McDermott International, Inc., McDermott Finance L.L.C., a syndicate of lenders and letter of credit issuers, Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan and as joint lead arranger and joint bookrunner for the LC Facility, Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner for the LC Facility, Wells Fargo Bank, N.A., as syndication agent for the LC Facility, and Goldman Sachs Lending Partners LLC, as sole lead arranger, sole bookrunner and sole syndication agent for the Term Loan (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.4*	Intercreditor Agreement, dated April 16, 2014, by and among McDermott International, Inc., McDermott Finance L.L.C., the other Guarantors party thereto, Crédit Agricole Corporate and Investment Bank, as first priority agent, and Wells Fargo Bank, National Association, as second priority agent (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.5*	Form of First Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.6*	Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.7*	Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.8*	First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

Exhibit Number	Description

4.9*	Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.10*	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.11*	Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.12*	Form of Amortizing Note, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

10.1*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014).

10.2*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014).

10.3	Separation Agreement dated February 27, 2014 between J. Ray McDermott, S.A. and Stewart A. Mitchell.

10.4	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014.

10.5	Form of 2014 Non-Executive Director Restricted Stock Grant Letter.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.