Form 10-Q
period 2014-06-30
MCDERMOTT INTERNATIONAL INC
filed 2014-08-04
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding at July 28, 2014 was 237,633,925.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except share and per share amounts)
Revenues	$476,083	$647,250	$1,079,894	$1,454,738

Costs and Expenses:
Cost of operations	432,298	723,259	1,023,791	1,436,073
Selling, general and administrative expenses	56,877	52,617	112,274	104,843
Gain on asset disposals	(45,769)	(13)	(52,208)	(14,729)
Restructuring expenses	1,263	15,462	7,388	15,462

Total costs and expenses	444,669	791,325	1,091,245	1,541,649

Equity in Loss of Unconsolidated Affiliates	(3,322)	(5,461)	(2,199)	(9,592)

Operating Income (Loss)	28,092	(149,536)	(13,550)	(96,503)

Other Income (Expense):
Interest income (expense)—net	(38,745)	428	(38,684)	770
Gain on foreign currency—net	6,622	8,904	2,540	6,378
Other income (expense)—net	(312)	(31)	(577)	751

Total other income (expense)	(32,435)	9,301	(36,721)	7,899

Loss before provision for income taxes and noncontrolling interests	(4,343)	(140,235)	(50,271)	(88,604)

Provision for Income Taxes	4,788	5,902	8,277	33,215

Net Loss	(9,131)	(146,137)	(58,548)	(121,819)

Less: Net Income Attributable to Noncontrolling Interests	1,699	3,286	2,235	7,051

Net Loss Attributable to McDermott International, Inc.	$(10,830)	$(149,423)	$(60,783)	$(128,870)

Loss per Common Share:
Basic:
Loss from operations, less noncontrolling interests	(0.05)	(0.63)	(0.26)	(0.55)
Net loss attributable to McDermott International, Inc.	(0.05)	(0.63)	(0.26)	(0.55)
Diluted:
Loss from operations, less noncontrolling interests	(0.05)	(0.63)	(0.26)	(0.55)
Net loss attributable to McDermott International, Inc.	(0.05)	(0.63)	(0.26)	(0.55)
Shares used in the computation of earnings per share:
Basic	237,395,580	236,199,438	237,178,369	236,070,311
Diluted	237,395,580	236,199,438	237,178,369	236,070,311

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands)
Net Loss	$(9,131)	$(146,137)	$(58,548)	$(121,819)

Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,695	3,215	6,866	6,870
Unrealized gain on investments	31	40	7	441
Translation adjustments	(939)	(6,734)	(1,259)	480
Gain (loss) on derivatives	737	(52,512)	15,266	(70,078)

Other comprehensive income (loss), net of tax(1)	3,524	(55,991)	20,880	(62,287)

Total Comprehensive Loss	$(5,607)	$(202,128)	$(37,668)	$(184,106)

Less: Comprehensive Income Attributable to Noncontrolling Interests.	1,701	3,271	2,204	7,024

Comprehensive Loss Attributable to McDermott International, Inc.	$(7,308)	$(205,399)	$(39,872)	$(191,130)

(1)	The tax impacts on amounts presented in other comprehensive income are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited) (In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$764,034	$118,702
Restricted cash and cash equivalents	189,871	23,652
Accounts receivable—trade, net	225,459	381,858
Accounts receivable—other	72,347	89,273
Contracts in progress	440,345	425,986
Deferred income taxes	9,092	7,091
Assets held for sale	1,396	1,396
Other current assets	43,339	32,242

Total Current Assets	1,745,883	1,080,200

Property, Plant and Equipment	2,343,876	2,367,686
Less accumulated depreciation	(790,871)	(889,009)

Net Property, Plant and Equipment	1,553,005	1,478,677
Accounts receivable—long-term retainages	145,883	65,365
Investments in Unconsolidated Affiliates	46,111	50,536
Deferred income taxes	18,220	16,766
Assets held for sale	10,121	12,243
Investments	4,219	13,511
Other Assets	119,757	90,073

Total Assets	$3,643,199	$2,807,371

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$26,285	$39,543
Accounts payable	347,910	398,739
Accrued liabilities	326,573	365,224
Advance billings on contracts	204,536	278,929
Deferred income taxes	19,564	17,892
Income taxes payable	15,660	20,657

Total Current Liabilities	940,528	1,120,984

Long-Term Debt	878,090	49,019
Self-Insurance	22,625	20,531
Pension Liability	15,320	15,681
Non-current Income Taxes	57,084	56,042
Other Liabilities	82,009	104,770
Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 244,950,464 and 244,271,365 shares at June 30, 2014 and December 31, 2013, respectively	244,950	244,271
Capital in excess of par value (including prepaid common stock purchase contracts)	1,661,543	1,414,457
Retained earnings	(131,940)	(71,157)
Treasury stock, at cost, 7,316,539 and 7,130,294 shares at June 30, 2014 and December 31, 2013, respectively	(97,069)	(97,926)
Accumulated other comprehensive loss	(119,221)	(140,131)

Stockholders’ Equity—McDermott International, Inc.	1,558,263	1,349,514
Noncontrolling Interests	89,280	90,830

Total Equity	1,647,543	1,440,344

Total Liabilities and Equity	$3,643,199	$2,807,371

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,548)	$(121,819)
Non-cash items included in net loss:
Depreciation and amortization	46,247	39,318
Drydock amortization	9,966	9,931
Stock-based compensation charges	10,352	10,110
Net periodic pension benefit cost	6,164	(641)
Equity in loss of unconsolidated affiliates	2,199	9,592
Restructuring activity	(982)	12,104
Gain on asset disposals	(52,208)	(14,729)
Benefit for deferred taxes	(4,375)	(4,314)
Gain on foreign currency	(2,540)	(6,378)
Other non-cash items	374	321
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	86,305	54,106
Net contracts in progress and advance billings on contracts	(88,771)	(4,051)
Accounts payable	(31,756)	24,413
Accrued and other current liabilities	(9,706)	(23,299)
Pension liability and accrued postretirement and employee benefits	9,563	(25,973)
Derivative instruments and hedging activities	(26,153)	(71,013)
Other assets and liabilities	10,958	15,840

TOTAL CASH USED IN OPERATING ACTIVITIES	(92,911)	(96,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(154,957)	(144,475)
Increase in restricted cash and cash equivalents	(166,219)	(6,370)
Purchases of available-for-sale securities	(1,997)	(8,637)
Sales and maturities of available-for-sale securities	11,303	34,031
Proceeds from the sale and disposal of assets	53,704	35,672
Other investing activities	(5,076)	(6,939)

TOTAL CASH USED IN INVESTING ACTIVITIES	(263,242)	(96,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 8% senior Notes	500,000	—
Proceeds from term Loan	300,000	—
Proceeds from prepaid common stock purchase contracts issuance	240,044	—
Proceeds from amortizing notes issuance	47,456	—
Issuance of common stock	169	45
Payments - long term debt	(35,705)	(7,073)
Borrowings - short term debt	250,000	—
Payments - short term debt	(250,000)	—
Debt issuance costs	(45,521)	—
Distributions to noncontrolling interests	(3,754)	(11,243)
Other financing activities	(1,413)	(1,083)

TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,001,276	(19,354)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	209	118

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	645,332	(212,436)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,702	640,147

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$764,034	$427,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$17,162	$72,363
Interest expense (net of amount capitalized)	$10,884	—

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Non- Controlling Interests	Total Equity
	Shares	Par Value
	(Unaudited) (In thousands, except share amounts)
Balance December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(98,725)	$(94,413)	$1,887,331	$64,774	$1,952,105
Net loss	—	—	—	(128,870)	—	—	(128,870)	7,051	(121,819)
Other comprehensive loss, net of tax	—	—	—	—	—	(62,260)	(62,260)	(27)	(62,287)
Exercise of stock options	44,862	45	71	—	—	—	116	—	116
Share vesting	441,554	442	(442)	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(1,083)	—	(1,083)	—	(1,083)
Stock-based compensation charges	—	—	9,486	—	624	—	10,110	—	10,110
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,243)	(11,243)

Balance June 30, 2013	243,928,572	$243,929	$1,400,386	$316,886	$(99,184)	$(156,673)	$1,705,344	$60,555	$1,765,899

Balance December 31, 2013	244,271,365	$244,271	$1,414,457	$(71,157)	$(97,926)	$(140,131)	$1,349,514	$90,830	$1,440,344
Net loss	0	0	0	(60,783)	0	0	(60,783)	2,235	(58,548)
Other comprehensive income, net of tax	0	0	0	0	0	20,910	20,910	(31)	20,879
Exercise of stock options	169,322	169	193	0	0	0	362	0	362
Share vesting	509,777	510	(510)	0	0	0	0	0	0
Purchase of treasury shares	0	0	0	0	(1,415)	0	(1,415)	0	(1,415)
Stock-based compensation charges	0	0	7,359	0	2,272	0	9,631	0	9,631
Issuance of tangible equity units	0	0	240,044	0	0	0	240,044	0	240,044
Distributions to noncontrolling interests	0	0	0	0	0	0	0	(3,754)	(3,754)

Balance June 30, 2014	244,950,464	$244,950	$1,661,543	$(131,940)	$(97,069)	$(119,221)	$1,558,263	$89,280	$1,647,543

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Middle East, Asia Pacific, the North Sea and Africa, our integrated resources include approximately 14,000 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these notes to our unaudited condensed consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

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

Certain 2013 amounts in the condensed consolidated balance sheet and statement of cash flows, reflecting the non cash impacts on gain of foreign exchange, have been reclassified to conform to the 2014 presentation.

Business Segments

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas (previously Atlantic), Middle East and North Sea and Africa. The Caspian is no longer considered an operating segment and will continue to be aggregated in the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we continue to report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. The only corporate costs not allocated to our operating segments are the restructuring costs associated with our corporate reorganization. See Note 9 for summarized financial information on our segments.

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

In addition, change orders, which are a normal and recurring part of our business, can increase (sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period when those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts we expect to recover or costs incurred. Additionally, to the extent that claims included in backlog, including those that arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in or reversals of previously reported revenues and profits, and charges against current earnings, which could be material. Unapproved change orders that are disputed by the customer are treated as claims.

As of June 30, 2014, total unapproved change orders included in our estimates at completion aggregated approximately $297.0 million, of which approximately $44.0 million was included in backlog. As of June 30, 2013, total unapproved change orders included in our estimates at completion aggregated approximately $445.0 million, of which approximately $170.0 million was included in backlog.

Claims Revenue

Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather or sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts we expect to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims unless and until they are disputed by the customer. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the pending claims as of June 30, 2014 were the subject of any litigation proceedings.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $6.5 million and $173.4 million as of June 30, 2014 and June 30, 2013, respectively. All of these claim amounts at June 30, 2014 were related to our Middle East segment. Approximately 44%, 10% and 46% of these claim amounts as of June 30, 2013 were related to our Asia Pacific, Americas and Middle East segments, respectively. For the three- and six-month periods ended June 30, 2014, no revenues or costs pertaining to claims were included in our condensed consolidated financial statements. For the three- and six-month periods ended June 30, 2013, $11.0 million and $39.4 million of revenues and costs pertaining to claims were included in our condensed consolidated financial statements, respectively.

Our unconsolidated joint ventures did not include any claims revenue or associated cost in their financial results for the three- and six-month period ended June 30, 2014. For the three- and six-month periods ended June 30, 2013, our unconsolidated joint ventures included nil and $3.7 million, respectively, of claims and associated costs in their financial results.

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines. At June 30, 2014, no projects were accounted for under our deferred profit recognition policy.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be reasonable. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during the quarters ended June 30, 2014 and June 30, 2013.

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

As of June 30, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the June 30, 2014 backlog, approximately $426.4 million relates to four active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $169.7 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the fourth quarter of 2015, $133.0 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $33.1 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Americas segment. The amount also includes $90.6 million of backlog relating to an EPCI project in Saudi Arabia, in our Middle East segment, which is expected to be completed by early 2016. These four projects represent approximately 100% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of June 30, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three months and six months ended June 30, 2014 and 2013.

Three months ended June 30, 2014

Operating income for the three months ended June 30, 2014 was impacted by changes in cost estimates relating to projects in each of our segments.

The Asia Pacific segment was positively impacted by net favorable changes in/variances from estimates aggregating approximately $15.8 million, mostly due to reduced cost estimates on a subsea project in Malaysia, which was completed earlier in 2014, of approximately $10.2 million during the three months ended June 30, 2014. Those reduced cost estimates were primarily related to project close-out savings on marine spread and procurement costs. In addition, completion of three smaller projects resulted in project close-out savings of approximately $5.6 million.

The Middle East segment experienced net favorable changes in estimates aggregating approximately $22.0 million, primarily due to increased cost recovery estimates of approximately $29.2 million on a pipelay project in the Caspian, which was completed earlier in 2014. The increased cost recovery estimates were based on positive developments during the three months ended June 30, 2014 from the ongoing project close-out process with the customer. This improvement was partially offset by $7.2 million of increased estimated costs to complete an EPCI project in Saudi Arabia, mainly for the onshore scope on the project.

The Americas segment deteriorated by a net $13.4 million from changes in estimates on three projects. On an EPCI project in Altamira, we increased our estimated costs to complete by approximately $20.0 million, primarily due to projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On a subsea project in the US Gulf of Mexico, we increased our estimated costs to complete by approximately $23.3 million, primarily due to equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project. This project is in a loss position and is estimated to be completed in the third quarter of 2014. These negative impacts were partly offset by approximately $30.0 million of project close-out improvements on an EPCI project in Brazil, which was completed earlier in 2014, from marine cost reductions and increased recoveries due to successful developments from ongoing approval process for additional weather-related compensation.

Six months ended June 30, 2014

Operating income for the six months ended June 30, 2014 was impacted by changes in cost estimates relating to projects in each of our segments.

The Asia Pacific segment experienced net favorable changes in estimates aggregating approximately $30.8 million, mostly due to changes in estimates on a subsea project in Malaysia during the six months ended June 30, 2014. Those changes were primarily related to productivity improvements on our marine vessels and offshore support activities, as well as project close-out savings.

The Middle East segment was negatively impacted by net unfavorable changes aggregating approximately $12.7 million, due to changes in five projects in the region. On three EPCI projects in Saudi Arabia, we increased our estimated cost at completion by approximately $35.3 million, primarily as a result of vessel downtime due to weather and standby delays (which may be recoverable from the customer, but which were not recognizable at June 30, 2014), reduced productivity levels and increased cost estimates to complete the onshore scope of one of the projects. On an EPCI project in Saudi Arabia, we increased our overall estimated costs to complete by approximately $6.6 million of cost overruns related to (1) the onshore work which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to limited access to the project site, which is caused by schedule conflicts with another contractor. These negative changes were partly offset by approximately $29.1 million of increased cost recovery estimates on a pipelay project in the Caspian, based on positive developments during the three months ended June 30, 2014 from the ongoing project close-out process with the customer.

The Americas segment was negatively impacted by net unfavorable changes in estimates aggregating approximately $39.3 million associated with four projects. On an EPCI project in Altamira, we increased our estimated costs to complete by approximately $55.4 million, due to liquidated damages and extended project management costs arising from expected project delays, projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On a subsea project in the US Gulf of Mexico, we increased our estimated costs to complete by approximately $22.5 million, primarily due to equipment downtime issues on the NO 102, our primary vessel working on the project. This project is in a loss position and is estimated to be completed in the third quarter of 2014. These negative impacts were partly offset by $33.7 million of project close out improvements on an EPCI project in Brazil from marine cost reductions upon completion of activities and increased recoveries due to successful developments from ongoing approval process for additional weather related compensation. We also recognized $4.9 million cost reductions, mainly due to project close-out improvements, on a marine installation project in the US Gulf of Mexico.

Three months ended June 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on one subsea project in Malaysia. On that project, we increased our estimated cost at completion by approximately $62.0 million in the three months ended June 30, 2013, primarily due to delays resulting from direct and indirect impacts of equipment modification problems during the final commissioning stage of a major pipe-lay systems upgrade to the North Ocean 105 (the “NO 105”), which was required to execute the project scope. As a result of these delays the as-bid project execution plan was no longer achievable. As a result, the revised project execution plan required a split marine campaign in order to avoid working in adverse weather periods. Mechanical downtime of a third-party support vessel also contributed to project delays. In consideration of these factors, the expected completion date for the project was extended from the fourth quarter 2013 to the middle of 2014. In addition, the extended schedule resulted in forecasted liquidated damages under the contract terms with the customer. This project was completed during the three months ended June 30, 2014.

The Middle East segment was impacted by changes in estimates on one of our EPCI projects in Saudi Arabia. On that project, we increased our estimated cost at completion by approximately $38.0 million in the three months ended June 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the three months ended June 30, 2013, it remains in an overall profitable position.

The Americas segment was impacted by changes in estimates on two projects. On one of those projects, we recognized approximately $7.0 million of incremental project losses in the three months ended June 30, 2013, primarily due to lower than expected labor productivity on a fabrication project in Morgan City. This project was completed during the year ended December 31, 2013. We also recognized project losses of approximately $3.0 million in the three months ended June 30, 2013 on another fabrication project in Morgan City, which was completed during the quarter ended June 30, 2013.

Six months ended June 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on three projects. On one project (the project in Malaysia described above), we increased our estimated cost at completion by approximately $66.0 million in the six months ended June 30, 2013, primarily due to delays resulting from direct and indirect impacts of the equipment modification problems during the final commissioning stage of the major pipe-lay systems upgrade to the NO 105 and the other factors described above. We also benefited from reduced estimated costs during contract close-out of approximately $14 million during the three-month period ended March 31, 2013, primarily due to efficiencies associated with marine campaigns on two our EPCI projects, both of which were completed in the six-month period ended June 30, 2013.

The Middle East segment was impacted by changes in estimates on the EPCI project in Saudi Arabia discussed above. On that project, we increased our estimated cost at completion by approximately $43.0 million in the six months ended June 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the three months ended June 30, 2013, it remains in an overall profitable position.

The Americas segment was impacted by changes in estimates on one fabrication project in Morgan City. On that project, we recognized approximately $14.0 million of incremental project losses in the six months ended June 30, 2013, primarily due to lower than expected labor productivity. This project was completed during the year ended December 31, 2013.

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

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. A majority of our restricted cash and cash equivalents represents collateralizing letters of credit as further discussed in Note 3.

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

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Contract receivables:
Contracts in progress	$121,920	$192,745
Completed contracts	42,743	77,248
Retainages	85,587	127,698
Unbilled	4,303	14,571
Less allowances	(29,094)	(30,404)

Accounts receivable—trade, net	$225,459	$381,858

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

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	June 30, 2014	December 31, 2013
	(In thousands)
Retainages expected to be collected within one year	$85,587	$127,698
Retainages expected to be collected after one year	145,883	65,365

Total retainages	$231,470	$193,063

We have included in accounts receivable—trade, net, retainages expected to be collected within one year.

Accounts Receivable—Other

A summary of accounts receivable— other is as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Receivables from unconsolidated affiliates	$18,207	$36,181
Other taxes receivable	23,678	14,934
Accrued unbilled revenue	13,219	15,696
Asset derivatives	5,055	11,641
Employee receivables	3,973	4,532
Other	8,215	6,289

Accounts receivables – other	$72,347	$89,273

Employee receivables are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of June 30, 2014 and December 31, 2013, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress were $440.3 million and $426.0 million at June 30, 2014 and December 31, 2013, respectively. Advance billings on contracts were $204.5 million at June 30, 2014 and $278.9 million at December 31, 2013. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Costs incurred less costs of revenue recognized	$94,167	$65,113
Revenues recognized less billings to customers	346,178	360,873

Contracts in Progress	$440,345	$425,986

	June 30, 2014	December 31, 2013
	(In thousands)
Billings to customers less revenue recognized	$590,072	$466,205
Costs incurred less costs of revenue recognized	(385,536)	(187,276)

Advance Billings on Contracts	$204,536	$278,929

Other Non-Current Assets

We have included debt issuance costs in other assets. We amortize debt issuance costs as interest expense on a straight-line basis over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Six months ended June 30, 2014	Year ended December 31, 2013
	(In thousands)
Balance at beginning of period	$14,951	$13,761
Debt issuance costs	45,521	4,905
Former Credit Agreement debt issuance cost write off	(11,913)	—
Amortization of interest expense	(4,315)	(3,715)

Balance at end of period	$44,244	$14,951

Also included in other non-current assets is long-term deferred drydock expenses, long-term prepaid rent and other prepaid expenses.

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

Accumulated Other Comprehensive Loss

The components of AOCI included in stockholders’ equity are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Foreign currency translation adjustments	$(3,821)	$(2,562)
Net gain on investments	245	238
Net loss on derivative financial instruments	(30,090)	(45,386)
Unrecognized losses on benefit obligations	(85,555)	(92,421)

Accumulated other comprehensive loss	$(119,221)	$(140,131)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

2014 period

For the three months ended June 30, 2014	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Defined benefit pension plans loss(2)	TOTAL
	(In thousands)
Balance, March 31, 2014	$(2,882)	$214	$(30,824)	$(89,250)	$(122,742)
Other comprehensive income (loss) before reclassification	(939)	31	441	0	(467)
Amounts reclassified from AOCI	0	0	293 (3)	3,695 (4)	3,988

Net current period other comprehensive income (loss)	(939)	31	734	3,695	3,521

Balance, June 30, 2014	$(3,821)	$245	$(30,090)	$(85,555)	$(119,221)

For the six months ended June 30, 2014
Balance, December 31, 2013	$(2,562)	$238	$(45,386)	$(92,421)	$(140,131)
Other comprehensive income (loss) before reclassification	(1,259)	7	12,799	0	11,547
Amounts reclassified from AOCI	0	0	2,497 (3)	6,866 (4)	9,363

Net current period other comprehensive income (loss)	(1,259)	7	15,296	6,866	20,910

Balance, June 30, 2014	$(3,821)	$245	$(30,090)	$(85,555)	$(119,221)

2013 period

For the three months ended June 30, 2013	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Defined benefit pension plans loss(2)	TOTAL
	(In thousands)
Balance, March 31, 2013	$3,848	$(1,915)	$(5,819)	$(96,811)	$(100,697)
Other comprehensive income (loss) before reclassification	(6,734)	40	(55,563)	—	(62,257)
Amounts reclassified from AOCI	—	—	3,066 (3)	3,215 (4)	6,281

Net current period other comprehensive income (loss)	(6,734)	40	(52,497)	3,215	(55,976)

Balance, June 30, 2013	$(2,886)	$(1,875)	$(58,316)	$(93,596)	$(156,673)

For the six months ended June 30, 2013
	(In thousands)
Balance, December 31, 2012	$(3,366)	$(2,316)	$11,735	$(100,466)	$(94,413)
Other comprehensive income (loss) before reclassification	480	441	(71,013)	—	(70,092)
Amounts reclassified from AOCI	—	—	962 (3)	6,870 (4)	7,832

Net current period other comprehensive income (loss)	480	441	(70,051)	6,870	(62,260)

Balance, June 30, 2013	$(2,886)	$(1,875)	$(58,316)	$(93,596)	$(156,673)

(1)	Refer to Note 5 for additional details.
(2)	Refer to Note 4 for additional details.
(3)	Reclassified to cost of operations and gain on foreign currency, net.
(4)	Reclassified to selling, general and administrative expenses.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for us for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. We have the choice to apply it either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (January 1, 2017) and not adjusting comparative information. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In July 2013, FASB issued an update to the topic Income Taxes. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if settlement is required or expected in the event the uncertain tax position is disallowed. In situations where these items are not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update is effective for 2014, and the adoption of this update did not have a material impact on our condensed consolidated financial statements.

NOTE 2—ACQUISITION AND DISPOSITIONS

Acquisition

During the quarter ended March 31, 2013, we entered into a share purchase agreement to acquire all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. Total consideration was approximately $9.0 million, which includes cash ($6.0 million) and the delivery of 313,580 restricted shares of MII common stock (out of treasury). The transaction was accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed were recorded at their respective fair values.

During the quarter ended December 31, 2013, we entered into two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. Accounting for these transactions is preliminary at June 30, 2014 and is pending finalization of these transactions by the end of 2014. As of June 30, 2014, we recorded an equity method investment of approximately $25.5 million, a non-controlling interest of approximately $20.9 million and an increase in capital in excess of par value of approximately $4.6 million arising from these transactions.

Non-Core Asset Sales

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. Assets classified as held for sale are no longer depreciated. During the six months ended June 30, 2014, we completed the sale of the DLB KP1 for aggregate cash proceeds of approximately $8.4 million, resulting in a gain of approximately $6.4 million recognized in our Middle East segment. During the six months ended June 30, 2013 we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in discussions with interested parties to sell the DB 16.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million and a gain of approximately $25.0 million, which has been recognized in our Americas segment.

In June 2014, as part of our plan to discontinue utilization of Morgan City facility we disposed of several assets, including certain equipment, for aggregate cash proceeds of approximately $13.6 million, resulting in an aggregate gain of approximately $11.4 million, of which approximately $1.3 million was recorded in connection with our Americas restructuring, discussed below. This portion of the gain pertained to impairments previously recorded in the period ended June 30, 2013 in connection with the Americas restructuring.

Also in June 2014, we cancelled a pipelay system originally intended for the Lay Vessel 108 (“LV 108”), which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel impairment charges recognized during the quarter ended December 31, 2013.

Americas and Corporate Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and discontinued utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we exited our joint venture operation in Brazil. Costs associated with our Americas restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs.

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

The following table presents total amounts incurred during six months ended June 30, 2014, as well as amounts incurred from the inception of our restructuring efforts up to June 30, 2014 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred in three months ended June 30, 2014	Incurred in six months ended June 30, 2014	Incurred from restructuring inception to June 30, 2014	Estimate of Remaining Amounts to be incurred	Total
	(In thousands)
Americas
Impairments and write offs	$(1,340)	$(1,340)	$12,823	$677	$13,500
Severance and other personnel-related costs	1,225	3,254	12,899	601	13,500
Morgan City environmental reserve	0	0	5,925	—	5,925
Morgan City yard-related expenses	1,047	2,649	6,824	8,426	15,250
Other	0	0	158	4,667	4,825

	$932	$4,563	$38,629	$14,371	$53,000

Corporate
Severance and other personnel-related costs	$0	$908	$2,569	$1,931	$4,500
Legal and other advisor fees	331	1,917	1,917	5,583	7,500

	$331	$2,825	$4,486	$7,514	$12,000

Total	$1,263	$7,388	$43,115	$21,885	$65,000

Accrued liabilities associated with restructuring activities were approximately $6.9 million and $8.0 million as of June 30, 2014 and December 31, 2013, respectively.

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

During April 2014, we refinanced our existing obligations, and replaced in its entirety, our then existing $950.0 million credit agreement (the “Former Credit Agreement”) with a new credit agreement (the “New Credit Agreement”), which provides for:

•	a $400.0 million first-lien, first-out three-year letter of credit facility (the “LC Facility”); and

•	a $300.0 million first-lien, second-out five-year term loan (the “Term Loan”).

Additionally, during April 2014, we completed the following new financing transactions:

•	the issuance of $500.0 million of second-lien seven-year senior secured notes.

•	the issuance of $287.5 million of tangible equity units composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $47.5 million, and (2) prepaid common stock purchase contracts.

With the completion of these financing transactions in April 2014, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment was recognized as interest expense in the quarter ended June 30, 2014. Due to the replacement of the Former Credit Agreement, the unamortized issuance fees related to the Former Credit Agreement were also recognized as interest expense in the quarter ended June 30, 2014. The total additional interest expense related to these items was approximately $28.0 million in the quarter ended June 30, 2014.

The Former Credit Agreement provided for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million. Proceeds from borrowings under the Former Credit Agreement were available for working capital needs and other general corporate purposes. At December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled $214.3 million. At December 31, 2013, there was $735.7 million available for borrowings or to meet letter of credit requirements under the Former Credit Agreement. During the year ended December 31, 2013, our outstanding borrowings under the Former Credit Agreement did not exceed $80.0 million, and we had average outstanding borrowings under the Former Credit Agreement of approximately $23.5 million, with an average interest rate of 2.28%. In addition, at December 31, 2013, we had $96.9 million in outstanding unsecured bilateral letters of credit. At March 31, 2014, there was $250.0 million of revolving credit borrowings outstanding under the Former Credit Agreement, all of which were repaid during April 2014.

New Credit Facilities

The indebtedness and other obligations under the New Credit Agreement are guaranteed by substantially all of our material, wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). In connection with the New Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the New Credit Agreement, which we have capitalized and are amortizing to interest expense over the respective terms of the LC Facility and the Term Loan. We also paid certain fees to the initial purchasers of the senior secured notes and to the underwriter of the tangible equity units referred to below, which we have capitalized and are amortizing to interest expense over the respective terms of the related indebtedness.

LC Facility

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility. As of June 30, 2014, letters of credit issued under the LC Facility totaled $225.3 million, including financial letters of credit of $3.2 million.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least certain specified amounts over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200.0 million of minimum available cash, at the end of each quarter. We were in compliance with the covenants under the LC Facility as of June 30, 2014.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

In addition, the LC Facility permits us to deposit up to $300.0 million with letter of credit issuers to cash collateralize letters of credit. As of June 30, 2014, we had approximately $163.4 million of letters of credit supported by cash collateral that was included in restricted cash and cash equivalents.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. As of June 30, 2014, there was $300.0 million in borrowings outstanding under the Term Loan agreement, of which $3.0 million was classified as current notes payable.

The Term Loan requires mandatory prepayments from: (1) the proceeds from the sale of assets, as well as insurance proceeds, in each case subject to certain exceptions, to the extent such proceeds are not reinvested in our business within 365 days of receipt; (2) net cash proceeds from the incurrence of indebtedness not otherwise permitted under the New Credit Agreement; and (3) 50% of amounts deemed to be “excess cash flow,” subject to specified adjustments. The Term Loan also requires quarterly amortization payments equal to $750,000. The Term Loan also provides for a prepayment premium if we prepay or re-price the Term Loan prior to April 16, 2015.

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of June 30, 2014, we were in compliance with all the covenants under the Term Loan.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of June 30, 2014, there was $500.0 million of Senior Notes outstanding.

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

Tangible Equity Units

During April 2014, we issued 11,500,000 6.25% tangible equity units (“Units”), each with a stated amount of $25.00. Each Unit consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note, bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017.

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240.0 million. The Amortizing Notes were recorded as long-term debt totaling $47.5 million, of which $14.5 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares for the settlement of the common stock purchase contracts totaled 40.9 million at June 30, 2014, based on that maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of June 30, 2014 and December 31, 2013, there was $53.1 million and $57.2 million, respectively, in borrowings outstanding under this agreement, of which (as of each date) approximately $8.2 million was classified as current notes payable.

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. JRMSA had guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014. As of December 31, 2013 we reported a consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable and paid in full in early 2014.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc, and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of June 30, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $50.4 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of three institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities, primarily in Asia and the Middle East. Letters of credit issued under two of these arrangements have either been replaced by letters of credit under the LC Facility or cash collateralized. The letters of credit issued under these arrangements totaled $12.0 million and $39.8 million as of June 30, 2014 and December 31, 2013, respectively.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During six months ended June 30, 2014, we replaced these letters of credit with letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc, both subsidiaries of MII. As of June 30, 2014 and December 31, 2013, bonds issued under these arrangements totaled $42.1 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The project requiring these bonds was completed during the quarter allowing us to cancel the outstanding bonds. Accordingly, as of June 30, 2014, there were no bonds issued under these arrangements. As of December 31, 2013, the bonds issued under these arrangements totaled $106.3 million.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Long-term debt consists of:
Senior Notes	$500,000	$—
Term Loan	300,000	—
North Ocean 105 Construction Financing	53,104	57,189
Amortizing Notes	47,456	—
Capital lease obligation	3,073	—
Other financing	742	—
North Ocean 102 Construction Financing	0	31,373

	904,375	88,562
Less: Amounts due within one year	26,285	39,543

Total long-term debt	$878,090	$49,019

NOTE 4—PENSION PLANS

Although we currently provide retirement benefits for most of our U.S. employees through sponsorship of the McDermott Thrift Plan, some of our longer-term U.S. employees and former employees are entitled to retirement benefits under the McDermott (U.S.) Retirement Plan, a non-contributory qualified defined benefit pension plan (the “McDermott Plan”), and several non-qualified supplemental defined benefit pension plans. The McDermott Plan and the non-qualified supplemental defined benefit pension plans are collectively referred to herein as the “Domestic Plans.” The McDermott Plan has been closed to new participants since 2006, and benefit accruals were frozen completely in 2010.

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

Net periodic (benefit) cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest cost	$6,709	$11,831	$13,487	$11,998
Expected return on plan assets	(6,876)	(16,153)	(13,751)	(19,153)
Recognized net actuarial loss and other	3,816	2,714	7,106	5,866

Net periodic (benefit) cost	$3,649	$(1,608)	$6,842	$(1,289)

	TCN Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest cost	$475	$467	$950	$934
Expected return on plan assets	(740)	(650)	(1,480)	(1,301)
Recognized net actuarial loss (gain)	(74)	508	(148)	1,015

Net periodic (benefit) cost	$(339)	$325	$(678)	$648

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

As of June 30, 2014, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $30.1 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $30.2 million of deferred losses out of AOCI by October 2017, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $1.0 billion at June 30, 2014, with maturities extending through 2017. Of this amount, approximately $735.0 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of June 30, 2014, the fair value of these contracts was in a net liability position totaling $2.6 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2014	December 31, 2013
	(In thousands)
Derivatives Designated as Hedges:
Location
Accounts receivable—other	$5,055	$11,641
Other assets	788	1,647

Total asset derivatives	$5,843	$13,288

Accounts payable	$3,327	$20,209
Other liabilities	5,129	21,846

Total liability derivatives	$8,456	$42,055

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Derivatives Designated as Hedges:
Amount of income/(loss) recognized in other comprehensive income (loss)	$441	$(55,563)	$12,799	$(71,013)
Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$293	$(2,845)	$495	$(831)
Loss recognized in income: ineffective portion and amount excluded from effectiveness testing
Location
Gain on foreign currency—net	$3,381	$7,291	$4,228	$4,442

NOTE 6—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$2,220	$—	$2,220	$—
Commercial paper	1,999	—	1,999	—

Total	$4,219	$—	$4,219	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds(1)	$2,173	$—	$2,173	$—
Commercial paper	3,699	—	3,699	—
Asset-backed securities and collateralized mortgage obligations(2)	7,639		2,082	5,557

Total	$13,511	$—	$7,954	$5,557

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$—	$6,157	$5,557	$6,343
Total realized and unrealized gains	—	18	1,248	228
Sales and principal repayments	—	(273)	(6,805)	(669)

Balance at end of period	$—	$5,902	$—	$5,902

Unrealized Gains and Losses on Investments

Our net unrealized gain on investments was $0.2 million as of June 30, 2014. During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2013. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented.

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

The estimated fair values of certain of our financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$764,034	$764,034	$118,702	$118,702
Restricted cash and cash equivalents	$189,871	$189,871	$23,652	$23,652
Investments	$4,219	$4,219	$13,511	$13,511
Debt	$(904,375)	$(932,590)	$(88,562)	$(90,005)
Forward contracts	$(2,614)	$(2,614)	$(28,767)	$(28,767)

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

Total stock-based compensation expense, net recognized for the three months ended June 30, 2014 and June 30, 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Stock Options	$441	$1,170	$1,121	$2,200
Restricted Stock Units	4,586	3,250	7,965	4,987
Performance Shares	217	1,767	545	2,923

Total	$5,244	$6,187	$9,631	$10,110

Included in stock-based compensation expense, net is a $0.7 million reversal of prior recognized expense resulting from corporate severance arrangements and other personnel-related costs recorded in Restructuring Expenses.

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Net loss attributable to McDermott International, Inc.	$(10,830)	$(149,423)	$(60,783)	$(128,870)

Weighted average common shares (basic)	237,395,580	236,199,438	237,178,369	236,070,311
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	—	—	—

Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,395,580	236,199,438	237,178,369	236,070,311

Basic loss per share
Net loss attributable to McDermott International, Inc.	(0.05)	(0.63)	(0.26)	(0.55)
Diluted earnings loss per share:
Net loss attributable to McDermott International, Inc.	(0.05)	(0.63)	(0.26)	(0.55)

Approximately 2.9 million and 3.0 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months and six months ended June 30, 2014, respectively. Approximately 2.9 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months and six months ended June 30, 2013.

Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million and 20.4 million shares were considered in the calculation of diluted weighted-average shares for three months and six months ended June 30, 2014, respectively; however, due to our net loss position, they have not been reflected above because they would be anti-dilutive.

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues(1):
Asia Pacific	$113,982	$229,829	$275,807	$555,891
Middle East	236,293	230,867	496,654	564,109
Americas	125,808	186,554	307,433	334,738

Total revenues	$476,083	$647,250	$1,079,894	$1,454,738

Operating income (loss) (2):
Asia Pacific	$4,434	$(32,395)	$6,525	$55,557
Middle East	12,864	(68,490)	3,436	(86,999)
Americas	11,125	(48,651)	(20,686)	(65,061)
Corporate	(331)	—	(2,825)	—

Total operating income (loss)	$28,092	$(149,536)	$(13,550)	$(96,503)

Capital expenditures(3):
Asia Pacific	$74,229	$41,430	$78,297	$45,185
Middle East	32,132	27,391	39,537	37,943
Americas	8,120	34,303	30,699	56,313
Corporate and Other	2,583	3,702	6,424	5,034

Total capital expenditures	$117,064	$106,826	$154,957	$144,475

Depreciation and amortization:
Asia Pacific	$4,955	$4,507	$9,987	$9,537
Middle East	7,977	7,516	17,552	14,026
Americas	7,035	5,181	15,332	11,986
Corporate and Other	1,678	1,892	3,376	3,769

Total depreciation and amortization	$21,645	$19,096	$46,247	$39,318

Drydock amortization:
Asia Pacific	$1,569	$2,088	$3,524	$5,049
Middle East	468	385	897	1,066
Americas	983	1,908	5,545	3,816

Total drydock amortization	$3,020	$4,381	$9,966	$9,931

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Operating income (loss) includes gain on sale of assets and improvement on cancellation cost estimate as discussed in Note 2 – Acquisition and Disposition – Non-Core Asset Sales.

(3)	Total capital expenditures reflects expenditures for which cash payments were made during the period. Capital expenditures for the six months ended June 30, 2014 include $28.2 million of cash payments for accrued capital expenditures outstanding as of December 31, 2013. Capital expenditures for the six months ended June 30, 2013 exclude approximately $10.8 million in accrued liabilities related to capital expenditures.

	June 30, 2014	December 31, 2013
	(In thousands)
Segment assets:
Asia Pacific	$786,707	$1,030,823
Middle East	1,100,099	1,129,529
Americas	744,349	522,713
Corporate and other	1,009,044	124,306

Total assets	$3,643,199	$2,807,371

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

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al. (“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as JRMI and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. On June 18, 2014, the Boudreaux Suit was voluntarily dismissed without prejudice. Additionally, on January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. The New Antoine Suit plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. On April 4, 2014, 20 of the plaintiffs in the New Antoine Suit voluntarily dismissed their claims against McDermott without prejudice to re-filing. The remaining plaintiffs seek monetary damages in an unspecified amount and attorneys’ fees. We cannot reasonably estimate the extent of a potential judgment against us, if any, and we intend to vigorously defend this suit.

On August 15, 2013 and August 20, 2013, two separate alleged purchasers of our common stock filed purported class action complaints against us, Stephen M. Johnson and Perry L. Elders in the United States District Court for the Southern District of Texas. Both of the complaints sought to represent a class of purchasers of our stock between November 6, 2012 and August 5, 2013, and alleged, among other things, that the defendants violated federal securities laws by disseminating materially false and misleading information and failing to disclose material information relating to weaknesses in project bidding and execution, poor risk evaluation, poor project management and losses in each of our reporting segments. Each complaint sought relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. By order dated December 5, 2013, the District Court consolidated the two cases and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed a consolidated amended complaint on February 6, 2014. The consolidated amended complaint asserts substantially the same claims as were made in the two original complaints, with some additional factual allegations, and purports to extend the class period to August 6, 2013. It also seeks relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. On April 7, 2014, MII and the other defendants filed a motion to dismiss the case. On May 22, 2014, the lead plaintiff filed an opposition to the motion to dismiss, and MII and the other defendants filed a reply in support of the defendants’ motion to dismiss on June 23, 2014. The motion to dismiss is still pending before the District Court. We believe the substantive allegations contained in the consolidated amended complaint are without merit, and we intend to defend against these claims vigorously.

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

At June 30, 2014, we had total environmental reserves of $6.0 million, all of which was included in noncurrent liabilities. We established an environmental reserve of $5.6 million in connection with our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2014, it is possible that we may incur liabilities for liquidated damages aggregating approximately $133.8 million, of which approximately $37.5 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

As of June 30, 2014, we had outstanding obligations related to our new vessel construction contracts on the LV 108 and DLV 2000 of $482.2 million in the aggregate, with $237.2 million and $245.0 million due in the years ending December 31, 2014 and 2015, respectively.

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

Recent Developments

Refinancing Transactions

During April 2014, we refinanced our existing obligations, and replaced in its entirety, our then existing $950.0 million credit agreement (the “Former Credit Agreement”) with a new credit agreement (the “New Credit Agreement”), which provides for:

•	a $400.0 million first-lien, first-out three-year letter of credit facility (the “LC Facility”); and

•	a $300.0 million first-lien, second-out five-year term loan (the “Term Loan”).

Additionally, during April 2014, we completed the following new financing transactions:

•	the issuance of $500.0 million of second-lien seven-year senior secured notes.

•	the issuance of $287.5 million of tangible equity units composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $47.5 million, and (2) prepaid common stock purchase contracts.

With the completion of these financing transactions in April 2014, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment was recognized as interest expense in the quarter ended June 30, 2014. Due to the replacement of the Former Credit Agreement, the unamortized issuance fees related to the Former Credit Agreement were also recognized as interest expense in the quarter ended June 30, 2014. The total additional interest expense related to these items was approximately $28.0 million in the quarter ended June 30, 2014.

Non-Core Asset Sales

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. Assets classified as held for sale are no longer depreciated. During the six months ended June 30, 2014, we completed the sale of the DLB KP1 for aggregate cash proceeds of approximately $8.4 million, resulting in a gain of approximately $6.4 million recognized in our Middle East segment. During the six months ended June 30, 2013 we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million. We remain in discussions with interested parties to sell the DB16.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million and a gain of approximately $25.0 million, which has been recognized in our Americas segment.

In June 2014, as part of our plan to discontinue utilization of Morgan City facility we disposed of several assets for aggregate cash proceeds of approximately $13.6 million, resulting in an aggregate gain of approximately $11.4 million, of which approximately $1.3 million was recorded in connection with our Americas restructuring, discussed below. This portion of the gain pertains to impairments previously recorded in the period ended June 30, 2013 in connection with the Americas restructuring.

Also in June 2014, we cancelled a pipelay system originally intended for the Lay Vessel 108 (“LV 108”), which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel impairment charges recognized during the quarter ended December 31, 2013.

Americas and Corporate Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and discontinued utilization of the Morgan City facility (after the completion of existing backlog projects, which are currently forecasted to be completed in the third quarter of 2014). Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we exited our joint venture operation in Brazil. Costs associated with our Americas restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2014, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $133.8 million, of which approximately $37.5 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Americas Segment

Through our Americas segment, we serve the needs of customers primarily in the United States, Brazil, Mexico and Trinidad. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E. and Houston. The primary fabrication facility for this segment is located in Altamira, Mexico. We are in the process of preparing for the discontinued utilization of the Morgan City fabrication facility, as further discussed above under the caption “—Recent Developments—Americas and Corporate Restructuring”

The above-mentioned fabrication facilities in each segment are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. Project installation is performed by major construction vessels, which we own or lease and are stationed throughout the various regions and provide structural lifting/lowering and pipelay services. These major construction vessels are supported by our multi-function vessels and chartered vessels from third parties to perform a wide array of installation activities that include anchor handling, pipelay, cable/umbilical lay, dive support and hookup/commissioning.

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Asia Pacific	$113,982	$229,829	$275,807	$555,891
Middle East	236,293	230,867	496,654	564,109
Americas	125,808	186,554	307,433	334,738

Total revenues	$476,083	$647,250	$1,079,894	$1,454,738

Cost of operations	432,298	723,259	1,023,791	1,436,073
Selling, general and administrative expenses	56,877	52,617	112,274	104,843
Restructuring charges	1,263	15,462	7,388	15,462
Gain on assets disposals	(45,769)	(13)	(52,208)	(14,729)

Total costs and expenses	444,669	791,325	1,091,245	1,541,649

Equity in Loss of Unconsolidated Affiliates	(3,322)	(5,461)	(2,199)	(9,592)

Operating income (loss):
Asia Pacific	$4,434	$(32,395)	$6,525	$55,557
Middle East	12,864	(68,490)	3,436	(86,999)
Americas	11,125	(48,651)	(20,686)	(65,061)
Corporate	(331)	—	(2,825)	—

Total operating income (loss)	$28,092	$(149,536)	$(13,550)	$(96,503)

Other income (expense):
Interest income (expense)—net	$(38,745)	$428	$(38,684)	$770
Gain on foreign currency—net	6,622	8,904	2,540	6,378
Other income (expense)—net	(312)	(31)	(577)	751

Total other income (expense)	$(32,435)	$9,301	$(36,721)	$7,899

Income before provision for income taxes and noncontrolling interests	$(4,343)	$(140,235)	$(50,271)	$(88,604)

Provision for Income Taxes	$4,788	$5,902	$8,277	$33,215
Net Income Attributable to Noncontrolling Interests	$1,699	$3,286	$2,235	$7,051

Net Income Attributable to McDermott International, Inc.	$(10,830)	$(149,423)	$(60,783)	$(128,870)

Three months ended June 30, 2014 vs. three months ended June 30, 2013

Revenues

Revenues declined approximately 26%, or $171.2 million, to $476.1 million in the three months ended June 30, 2014 compared to $647.3 million for the corresponding prior-year period, primarily attributable to decreases in our Asia Pacific and Americas segments.

Revenues in our Asia Pacific segment declined approximately 50%, or $116.0 million, largely due to the completion of two of our EPCI projects in Australia and a marine installation project in Malaysia that had significant marine activity during the three months ended June 30, 2013 and were completed during the year ended December 31, 2013. These decreases were partially offset by revenues associated with marine activity on a newly awarded project in Brunei and fabrication activity on an EPCI project in Australia during the three months ended June 30, 2014.

Revenues in our Americas segment decreased approximately 33%, or $60.8 million. The decrease was primarily due to reduced fabrication activity in the region as a result of the reduced utilization of our Morgan City fabrication facility in 2014 and the substantial completion of a project in the Altamira facility prior to the quarter ended June 30, 2014, and, to a lesser extent, reduced offshore marine activity due to the completion of multiple projects during the year ended December 31, 2013. The decrease was partially offset by revenues associated with commencement of marine activity on a subsea project in U.S. Gulf of Mexico during the three months ended June 30, 2014.

Revenues relating to projects in a loss position were approximately $77.1 million during the three months ended June 30, 2014 as compared to $58.8 million during the three months ended June 30, 2013.

Cost of Operations

Cost of operations decreased approximately 40%, or $291.0 million, in the three months ended June 30, 2014 as compared to the corresponding prior-year period, primarily due to reduced activity in all our segments.

Cost of operations in our Asia Pacific segment decreased by $151.2 million, primarily led by the completion of marine activity on a subsea project in Malaysia during the period ended June 30, 2014. This project, which was in a loss position, incurred significant increases in cost estimates of approximately $62.0 million related to the availability of marine vessels during the three months ended June 30, 2013, as disclosed in Note 1—Use of Estimates. During the three months ended June 30, 2014, this project also experienced positive changes in cost estimates of approximately $10.2 million, mainly due to project close-out savings on marine spread and procurement costs. The decrease in cost of operations was also driven by the prior completion of marine activity on an EPCI project in Australia and a marine installation project in Malaysia that had significant activity during the three months ended June 30, 2013. These decreases were partially offset by costs associated with marine activity on a newly awarded project in Brunei and fabrication activity on an EPCI project in Australia during the three months ended June 30, 2014.

Cost of operations in our Middle East segment decreased by $77.8 million, primarily due to attributable to the substantial completion of activities on multiple EPCI projects in Saudi Arabia, India and a pipelay project in the Caspian. These projects had significant marine activity during the three months ended June 30, 2013 and were substantially completed prior to the quarter ended June 30, 2014. In addition, one of these EPCI projects in Saudi Arabia incurred significant increases in cost estimates of approximately $38.0 million during the three months ended June 30, 2013, due to an extended offshore hookup campaign. While the project recognized losses in the six months ended June 30, 2013, it remains in a profitable position. These decreases were partially offset by costs associated with increased activity on an EPCI project in Saudi Arabia.

Cost of operations in our Americas segment decreased by $53.8 million. The decrease was primarily due to reduced fabrication activity in the region due to the reduced utilization of our Morgan City fabrication facility and the substantial completion of a project in the Altamira facility prior to the quarter ended June 30, 2014, and, to a lesser extent, reduced offshore marine activity due to the completion of multiple projects during the year ended December 31, 2013. The decrease was partially offset by increased marine activity associated with the commencement of marine activity on a subsea project in the U.S. Gulf of Mexico during the three months ended June 30, 2014.

Operating Income (Loss)

Operating results improved approximately $177.6 million in the three months ended June 30, 2014 compared to the corresponding prior-year period, attributable to improvements in all segments.

Operating income in our Asia Pacific segment improved by $36.8 million in the three months ended June 30, 2014 compared to the corresponding prior-year period. The improvement was primarily due to the completion of marine activity on a project in Malaysia during 2014. This project, which was in a loss position, incurred significant increases in cost estimates of approximately $62.0 million related to the availability of marine vessels during the three months ended June 30, 2013, as disclosed in Note 1—Use of Estimates. During the three months ended June 30, 2014, this project also experienced positive changes in cost estimates of approximately $10.2 million, mainly due to project close out savings on marine spread and procurement costs, adding to the improvement in operating income during the quarter. Marine activity on a vessel charter project also added to the improvement during the three months ended June 30, 2014. These improvements were partially offset by reductions in operating income of approximately $30.5 million from an EPCI project in Australia and a marine installation project in Malaysia that had significant marine activity during the three months ended June 30, 2013 and were completed by December 31, 2013.

Operating results in our Middle East segment improved by approximately $81.4 million in the three months ended June 30, 2014 compared to the corresponding prior-year period. One of our EPCI projects in Saudi Arabia we have an improvement of $33.6 million during the three months ended June 30, 2014. The improvement was primarily due to the significant cost estimate increases of approximately $38.0 million during the three months ended June 30, 2013 associated with an extended offshore hookup campaign. On a pipelay project in the Caspian, operating income improved by approximately $26.4 million due to increased revenue and revised cost estimates of approximately $29.2 million, primarily due to increased cost recovery estimates based on positive developments during the three months ended June 30, 2014 from the ongoing project close-out process with the customer . Increased marine activity on another project in Saudi Arabia during the three months ended June 30, 2014 also contributed to the improvement.

The Americas segment recognized operating income of $11.1 million in the three months ended June 30, 2014 compared to an operating loss of $48.7 million in the three months ended June 30, 2013. This change was primarily due to favorable changes in estimates on three projects, gains on sales of assets and reduced restructuring charges as compared to the corresponding prior-year period.

On an EPCI project in Altamira, we increased our estimated costs to complete by approximately $20.0 million, primarily due to project fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be complete in the fourth quarter of 2015. On a subsea project in U.S. Gulf of Mexico, we recorded a net increase in costs of approximately $13.7 million primarily due to increased estimated costs to complete of approximately $23.3 million due to mechanical downtime on the North Ocean 102 (the “NO 102”), partially offset by profit from approved change orders. These deteriorations were partly offset by changes in cost estimates of approximately $30.0 million as a result of close-out improvements on an EPCI project in Brazil from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather related compensation.

Gain on asset sales included approximately $25.0 million from the sale of our Harbor Island facility near Corpus Christi, Texas and approximately $10.1 million (net of the $1.3 million recorded in connection with the Americas restructuring, as discussed under “—Recent Developments—Non Core Asset Sales,” above) from assets disposed from our Morgan City fabrication facility as a result of our discontinued utilization of that facility.

Restructuring costs in the Americas segment decreased by $14.5 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

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

Other Items in Operating Income

Selling, general and administrative expenses increased $4.3 million in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily as a result of increased amortization of deferred non-cash benefit plan losses.

Gain on sale of assets for three months ended June 30, 2014 included the effect of cancellation of a pipelay system originally intended for the LV 108, which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel impairment charges recognized during the quarter ended December 31, 2013.

Operating income was also impacted by reduction in restructuring expense of approximately $14.2 million in the three months ended June 30, 2014 as discussed above under “—Recent Developments—Americas and Corporate Restructuring.”

Equity in loss of unconsolidated affiliates decreased by $2.1 million in the three months ended June 30, 2014, primarily due to impairment of two investments in unconsolidated affiliates during 2013, which had generated losses during the three months ended June 30, 2013, and improved results generated by our FloaTEC joint venture.

Other Items

Results for the quarter ended June 30, 2014 were significantly impacted by interest expense from new financing arrangements as discussed in Note 3. The quarter ended June 30, 2013 was not significantly impacted by interest expense.

Gain on foreign currency—net decreased by $2.3 million to a gain of $6.6 million in the three months ended June 30, 2014 from a gain of $8.9 million in the three months ended June 30, 2013. The decrease reflects foreign currency gains of $1.5 million and gains related to derivative instruments and hedging activities of $5.1 million, mainly from the foreign currency contracts entered for one of Asia Pacific segment EPCI projects, through 2017, recognized during the three months ended June 30, 2014, as compared to foreign currency gains of $1.6 million and gains related to derivative instruments and hedging activities of $7.3 million recognized during the three months ended June 30, 2013.

At June 30, 2014, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.0 billion at June 30, 2014, with maturities extending through 2017. Of this amount, approximately $735.0 million is associated with various foreign currency expenditures we expect to incur in connection with an EPCI project in the Asia Pacific segment.

Provision for Income Taxes

For the three months ended June 30, 2014, we recognized a loss before provision for income taxes of $4.3 million, compared to loss of $140.2 million in the three months ended June 30, 2013. In the aggregate, the provision for income taxes was $4.8 million and $5.9 million for the three months ended June 30, 2014 and 2013, respectively.

We were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily U.S., Saudi Arabia, Malaysia and Singapore). Therefore, the change in our provision for income tax was minimal.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $1.6 million to $1.7 million in the three months ended June 30, 2014 compared to $3.3 million for the three months ended June 30, 2013, primarily due to losses in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd.

Six Months ended June 30, 2014 Compared to Six Months ended June 30, 2013

Revenues

Revenues decreased approximately 26%, or $374.8 million, to approximately $1.1 billion in the six months ended June 30, 2014 compared to $1.5 billion for the corresponding prior-year period, primarily due to decreases in our Asia Pacific segment.

Revenues in our Asia Pacific segment decreased approximately 50%, or $280.0 million, largely due to the completion of two of our EPCI projects in Australia and a marine installation project in Malaysia that had significant marine activity during the six months ended June 30, 2013 and were completed during the year ended December 31, 2013. Also contributing to revenue decrease was approximately $50 million of successful project close-out negotiations and resolution of pending change orders with our customer on one of the EPCI projects in Australia which occurred in the corresponding prior-year period. These decreases were partially offset by revenues associated with increased marine activity on a recently completed project in Malaysia, a newly awarded project in Brunei and fabrication activity on an ongoing EPCI project in Australia during the six months ended June 30, 2014.

Revenues in our Middle East segment decreased approximately 12%, or $67.5 million, primarily due to the substantial completion of a pipelay project in the Caspian, an EPCI project in India and marine activity on an EPCI project in Saudi Arabia, each of which had higher activity during the six months ended June 30, 2013 as compared to the six months ended June 30, 2014. These declines were partly offset by increased activity on an EPCI project in Saudi Arabia.

Revenues in our Americas segment decreased approximately 8%, or $27.3 million. The decrease was primarily due to lower fabrication activity in the region as a result of the reduced utilization of our Morgan City fabrication facility in 2014 and the substantial completion of a project in the Altamira facility prior to the quarter ended June 30, 2014, and, to a lesser extent, reduced offshore marine activity due to the completion of multiple projects during the year ended December 31, 2013. The decrease was partially offset by revenues associated with marine activity in Brazil and the commencement of marine activity on a subsea project in the U.S. Gulf of Mexico during the six months ended June 30, 2014.

Revenues relating to projects in a loss position were approximately $184.1 million during the six months ended June 30, 2014 as compared to approximately $193.0 million during the six months ended June 30, 2013.

Cost of Operations

Cost of operations decreased approximately 29%, or $412.3 million, to $1.0 billion in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily attributable to decreases in activity in our Asia Pacific and Middle East segments.

Costs of operations in our Asia Pacific segment decreased by $241.0 million, primarily due to the prior completion of two EPCI projects in Australia and a marine installation project in Malaysia that had significant activity during the six months ended June 30, 2013 and were completed during the year ended December 31, 2013. The decrease was also due to the completion of marine activity on a subsea project in Malaysia during the three months ended June 30, 2014. This project, which was in a loss position, was significantly impacted by project charges associated with changes in estimates related to the availability of marine vessels during the six months ended June 30, 2013, as disclosed in Note 1—Use of Estimates. These decreases were partially offset by costs associated with marine activity on a newly awarded project in Brunei and fabrication activity on an existing EPCI project in Australia during the six months ended June 30, 2014.

Cost of operations in our Middle East segment decreased by $156.4 million, primarily due to the substantial completion of a pipelay project in the Caspian, an EPCI project in India and marine activity on an EPCI project in Saudi Arabia, each of which had higher activity during the six months ended June 30, 2013 as compared to the six months ended June 30, 2014. The EPCI project in Saudi Arabia was significantly influenced by increases in cost estimates of approximately $43.0 million during the six months ended June 30, 2013, due to an extended offshore hookup campaign. While the project recognized losses in the six months ended June 30, 2013, it remains in an overall profitable position. These declines were partly offset by increased activity on an EPCI project in Saudi Arabia.

Operating Income

Operating results improved $83.0 million to an operating loss of $13.6 million in the six months ended June 30, 2014 from an operating loss of $96.5 million in the six months ended June 30, 2013, primarily due to an improvement in our Middle East segment.

The Middle East segment operating results improved by $90.4 million. The improvement was primarily attributable to one of our EPCI projects in Saudi Arabia which was adversely impacted by changes in estimates of approximately $43.0 million during the six months ended June 30, 2013, due to an extended offshore hookup campaign. On a pipelay project in the Caspian, the operating income increased by $38.8 million, primarily due to increased revenue and reduced cost estimates of approximately $29.1 million based on positive developments during the six months ended June 30, 2014 from the ongoing project closeout process with the customer. Increased marine activity on a project in Saudi Arabia during the six months ended June 30, 2014 contributed $6.4 million to the improvement. These increases were partly offset by deteriorations in another EPCI project in Saudi Arabia of $5.6 million, mainly due to changes in estimate of approximately $6.6 million.

The Asia Pacific segment operating results decreased by $49.1 million. The decrease was primarily due to an approximate $128.7 million decline in operating income from two of our EPCI projects in Australia and a marine installation project in Malaysia, which had significant marine activity in the six months ended June 30, 2013 and were completed during the year ended December 31, 2013. Contributing to the decrease was approximately $50 million of successful project close-out negotiations and resolution of pending change orders with our customer on one of the EPCI projects in Australia which occurred in the corresponding prior-year period. The decrease was also due to the completion of marine activity on a marine installation project in Malaysia and a reduction in fabrication activity on a project in Australia which had higher levels of activity in the six months ended June 30, 2013. These decreases were partially offset by the completion of a subsea project in Malaysia during the six months ended June 30, 2014. This project was significantly impacted by project charges associated with changes in estimates of approximately $66.0 million related to the availability of marine vessels during the six months ended June 30, 2013. During the six months ended June 30, 2014, this project also experienced positive changes in cost estimates of approximately $30.8 million, mainly due to productivity improvements on our marine vessels and offshore support activities and project close out-savings. Marine activity on a vessel charter project also partially offset the decline in operating income during the six months ended June 30, 2014.

The Americas segment recognized an operating loss of $20.7 million in the six months ended June 30, 2014, compared to an operating loss of $65.1 million in the six months ended June 30, 2013. This was primarily due to: net changes in estimates on four projects, partly offset by increased activity; gains on sales of assets; and a lower level of restructuring charges as compared to the corresponding prior year period.

On an EPCI project in Altamira, our operating income decreased by $56.4 million, primarily due to increases in costs estimates increases with changes in estimate on extended project management costs arising from expected project delays, projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays as well as procurement and marine installation cost increases and the recognition of corresponding liquidated damages. This project is estimated to be completed in the fourth quarter of 2015. Americas segment operating income further decreased by $12.9 million due to increased cost estimates of $22.5 million relating to a subsea project in the U.S. Gulf of Mexico, as a result of equipment downtime issues on the NO 102, our primary vessel working on the project. This was partly offset by approximately $9.6 million from approved change orders on that project during the six months ended June 30, 2014. Further, completion of activity on a fabrication project in the Morgan City facility led to a decrease in operating income of approximately $7.2 million. This project had higher fabrication activity during the six months ended June 30, 2013 and was completed during the year ended December 31, 2013. These negative impacts were partially offset by an increase of approximately $34.1 million on an EPCI project in Brazil, mainly due to $33.7 million of project close-out improvements from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. Operating income also increased by $14.5 million on a project in the U.S. Gulf of Mexico, where there was higher marine activity during the six months ended June 30, 2014 as compared to the corresponding period in the prior year.

Gain on asset sales included approximately $25.0 million from the sale of our Harbor Island facility near Corpus Christi, Texas and approximately $10.1 million from assets disposed from our Morgan city fabrication facility as a result of our decision to discontinue utilization of that facility.

Restructuring costs in the Americas segment decreased by $10.9 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Other Items in Operating Income

Selling, general and administrative expenses increased $7.4 million, primarily as a result of increased amortization of deferred non-cash benefit plan losses.

Gain on sale of assets for three months ended June 30, 2014 included the effect of cancellation of a pipelay system originally intended for the LV 108, which resulted in a $10.7 million improvement to the equipment cancellation cost estimate included in the $37.8 million of vessel impairment charges recognized during the quarter ended December 31, 2013.

Operating income was also impacted by a reduction in restructuring expense of approximately $8.1 million from $15.5 million in the six months ended June 30, 2013 to $7.4 million incurred in the six months ended June 30, 2014, as discussed above under “—Recent Developments—Americas and Corporate Restructuring.”

Equity in loss of unconsolidated affiliates changed by $7.4 million to a loss of $2.2 million in the six months ended June 30, 2014 as compared to a loss of $9.6 million in the six months ended June 30, 2013, primarily due to impairment of two investments in unconsolidated affiliates [CMO and Spars] during 2013, which had generated losses during the six months ended June 30, 2013, and improved results generated by our FloaTEC joint venture.

Other Items

Results for the six months ended June 30, 2014 were significantly impacted by interest expense from new financing arrangements as discussed below. The six-month period ended June 30, 2013 was not significantly impacted by interest expense.

Gain on foreign currency—net decreased by $3.8 million to income of $2.5 million in the six months ended June 30, 2014 from income of $6.4 million in the six months ended June 30, 2013, primarily due to foreign exchange losses of $1.7 million recognized during the 2014 period, as compared to foreign exchange gains of approximately $1.9 million recognized during the 2013 period.

Provision for Income Taxes

For the six months ended June 30, 2014, we recognized a loss before provision for income taxes of $50.3 million, compared to a loss of $88.6 million in the six months ended June 30, 2013. In the aggregate, the provision for income taxes was $8.3 million and $33.2 million for the six months ended June 30, 2014 and 2013, respectively.

We were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily U.S., Saudi Arabia, Malaysia and Singapore). Accordingly, our provision for income taxes decreased.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $4.9 million to $2.2 million in the six months ended June 30, 2014 from $7.1 million in the six months ended June 30, 2013, primarily due to losses in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and those that are in progress. These amounts are presented in U.S. dollars and are based on terms that we have contractually agreed to with our customers. Currency risk associated with backlog contracts that is not mitigated within the contract is generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against our customers. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog, except to the extent of any contract awards we may receive from those joint ventures.

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. The total unapproved change orders included in our estimates at completion aggregated approximately $296.5 million, of which approximately $43.8 million was included in backlog at June 30, 2014. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Total claims revenue included in backlog at June 30, 2014 and December 31, 2013 was approximately $0.2 million and $0.2 million, respectively. See Note 1 to our unaudited condensed consolidated financial statements included in this report for a discussion of claims revenue included in our estimates at completion as of June 30, 2104.

Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog. It is possible that our estimates of profit could increase or decrease based on, among other things, changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Of the June 30, 2014 backlog amount of $4.1 billion, approximately $426.4 million relates to four active projects that are in loss positions, whereby future revenues are expected to be equal to costs when recognized. Included in this amount is $169.7 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the fourth quarter of 2015, $133.0 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $33.1 million relating to a subsea project in the U.S. Gulf of Mexico scheduled for completion during 2014, all of which are being conducted by our Americas segment. The amount also includes $90.6 million of backlog relating to an EPCI project in Saudi Arabia, in our Middle East segment, which is expected to be completed by early 2016.

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2013	$5,067,164
Bookings from new awards	174,743
Additions and reductions on existing contracts	(98,113)
Less: Amounts recognized in revenues	1,079,894

Backlog at June 30, 2014	$4,063,900

Our backlog by segment was as follows:

	June 30, 2014		December 31, 2013
	(Dollars In millions)
Asia Pacific	$2,185	54%	$2,365	49%
Middle East	1,263	31%	1,653	35%
Americas	616	15%	784	16%

Total Backlog	$4,064	100%	$4,802	100%

Of the June 30, 2014 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter
	(In millions)
Total Backlog	$1,499	$2,335	$230

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from operations and cash and cash equivalents at June 30, 2014. Management believes that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

Former Credit Agreement

The Former Credit Agreement provided for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million. Proceeds from borrowings under the Former Credit Agreement were available for working capital needs and other general corporate purposes. At December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled $214.3 million. At December 31, 2013, there was $735.7 million available for borrowings or to meet letter of credit requirements under the Former Credit Agreement. During the year ended December 31, 2013, our outstanding borrowings under the Former Credit Agreement did not exceed $80.0 million, and we had average outstanding borrowings under the Former Credit Agreement of approximately $23.5 million, with an average interest rate of 2.28%. In addition, at December 31, 2013, we had $96.9 million in outstanding unsecured bilateral letters of credit. At March 31, 2014, there was $250.0 million of revolving credit borrowings outstanding under the Former Credit Agreement, all of which were repaid during April 2014.

New Credit Facilities

The indebtedness and other obligations under the New Credit Agreement are guaranteed by substantially all of our material, wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). In connection with the New Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the New Credit Agreement, which we have capitalized and are amortizing to interest expense over the respective terms of the LC Facility and the Term Loan. We also paid certain fees to the initial purchasers of the senior secured notes and to the underwriter of the tangible equity units referred to below, which we have capitalized and are amortizing to interest expense over the respective terms of the related indebtedness.

LC Facility

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility. As of June 30, 2014, letters of credit issued under the LC Facility totaled $225.3 million, including financial letters of credit of $3.2 million.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least certain specified amounts over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200.0 million of minimum available cash, at the end of each quarter. We were in compliance with the covenants under the LC Facility as of June 30, 2014.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

In addition, the LC Facility permits us to deposit up to $300.0 million with letter of credit issuers to cash collateralize letters of credit. As of June 30, 2014, we had approximately $163.4 million of letters of credit supported by cash collateral that was included in restricted cash and cash equivalents.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. At June 30, 2014, there was $300.0 million in borrowings outstanding under the Term Loan agreement, of which $3.0 million was classified as current notes payable.

The Term Loan requires mandatory prepayments from: (1) the proceeds from the sale of assets, as well as insurance proceeds, in each case subject to certain exceptions, to the extent such proceeds are not reinvested in our business within 365 days of receipt; (2) net cash proceeds from the incurrence of indebtedness not otherwise permitted under the New Credit Agreement; and (3) 50% of amounts deemed to be “excess cash flow,” subject to specified adjustments. The Term Loan also requires quarterly amortization payments equal to $750,000. The Term Loan also provides for a prepayment premium if we prepay or re-price the Term Loan prior to April 16, 2015.

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of June 30, 2014, we were in compliance with all the covenants under the Term Loan.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of June 30, 2014, there was $500.0 million of Senior Notes outstanding.

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

Tangible Equity Units

During April 2014, we issued 11,500,000 6.25% tangible equity units (“Units”), each with a stated amount of $25.00. Each Unit consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note, bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017.

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240.0 million. The Amortizing Notes were recorded as long-term debt totaling $47.5 million, of which $14.5 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares for the settlement of the common stock purchase contracts totaled 40.9 million at June 30, 2014, based on that maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of June 30, 2014 and December 31, 2103, there was $53.1 million and $57.2 million, respectively, in borrowings outstanding under this agreement, of which (as of each date) approximately $8.2 million was classified as current notes payable.

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014. As of December 31, 2013 we reported a consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable and paid in full in early 2014.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc, and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of June 30, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $50.4 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of three institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities, primarily in Asia and the Middle East. Letters of credit issued under two of these arrangements have either been replaced by letters of credit under the LC Facility or cash collateralized. The letters of credit issued under these arrangements totaled $12.0 million and $39.8 million as of June 30, 2014 and December 31, 2013, respectively.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During six months ended June 30, 2014, we replaced these letters of credit with letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc, both subsidiaries of MII. As of June 30, 2014 and December 31, 2013, bonds issued under these arrangements totaled $42.1 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The project requiring these bonds was completed during the quarter allowing us to cancel the outstanding bonds. Accordingly, as of June 30, 2014, there were no bonds issued under these arrangements. As of December 31, 2103, the bonds issued under these arrangements totaled $106.3 million.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments increased by $802.2 million to $958.1 million as of June 30, 2014 from $155.9 million as of December 31, 2013, primarily due to the financing transaction discussed in recent developments.

As of June 30, 2014, we had current restricted cash and cash equivalents totaling $189.9 million compared to $23.7 million as of December 31, 2013, due to cash collateral for letters of credit which at our discretion may be replaced with letters of credit under LC Facility.

As of June 30, 2014, we had investments with a fair value of $4.2 million. Our investment portfolio consists of commercial paper and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized gain on investments was $0.2 million at June 30, 2014. During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2013.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash, improved by $34.5 million to a negative $148.6 million at June 30, 2014 from a negative $183.1 million at December 31, 2013, primarily due to the decreases in short-term notes payables and accounts payable.

Contracts in Progress and Advanced Billings on Contracts

Our net contracts in progress and advanced billings on contracts increased by $88.7 million to $235.8 million as of June 30, 2014 from $147.1 million as of December 31, 2013.

Cash Flow Activities

Operating activities. Our net cash used in operating activities was $92.9 million in the six months ended June, 2014, which was very consistent with $96.5 million in the six months ended June 30, 2013.

Investing activities. Our net cash used in investing activities was $263.2 million in the six months ended June 30, 2014, compared to cash used in investing activities of $96.7 million in the six months ended June 30, 2013. This change was primarily attributable to an increase in restricted cash and cash equivalents related to the new financing arrangements discussed above.

Financing activities. Our net cash provided by financing activities was $1,001.3 million in the six months ended June 30, 2014 as compared to net cash used in financing activities of $19.4 million in the six months ended June 30, 2013. The change was primarily attributable to the financing transactions discussed in “—Recent Developments,” above.

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

Capital expenditures for the six months ended June 30, 2014 were $155.0 million, as compared to $144.5 million for the six months ended June 30, 2013. Capital expenditures for the six months ended June 30, 2014 were primarily attributable to the construction of the LV 108, the Deepwater Lay Vessel 2000 (“DLV 2000”), and the continued development of our Altamira Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. Capital expenditures for the six months ended June 30, 2013 were primarily attributable to the construction of the LV 108 and upgrades to the NO 105 and DB 32, as well as costs associated with upgrading the capabilities of other marine vessels, including related equipment.

Based on our expectations relating to the demand in the deepwater market, in December 2012, we entered into a contract to construct the DLV 2000. Like the LV 108, the DLV 2000 is designed for advanced deepwater subsea and marine construction operations. Prior to December 31, 2015, we expect to incur capital expenditures ranging from approximately $375.0 million to $425.0 million associated with the construction of the LV 108 and DLV 2000, including related equipment.

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

At June 30, 2014, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $1.0 billion at June 30, 2014, with maturities extending through 2017. Of this amount, approximately $735.0 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment EPCI project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in currency exchange rates and interest rate risk. Our exposure to market risk from changes in interest rates relates primarily to our Term Loan, cash equivalents and our investment portfolio, which primarily consists of investments in commercial paper and other highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. All of our investments in debt securities are classified as available-for-sale.

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

We have exposure to changes in interest rates under our Term Loan (see Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). As of June 30, 2014, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations had fixed interest rates.

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

	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at June 30, 2014
At June 30, 2014:	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$1,999	$—	$—	$—	$—	$2,220	$4,219	$4,219
Average Interest Rate	0.22%					—
Long-term Debt – fixed rate (including current maturities)	$11,713	$24,092	$25,310	$17,311	$8,578	$517,371	$604,375	$628,276
Average Interest Rate	7.53%	7.58%	7.64%	7.72%	7.79%	7.93%
Long-term Debt – floating rate(1) (including current maturities)	$1,500	$3,000	$3,000	$3,000	$3,000	$286,500	$300,000	$304,314
Average Interest Rate	5.25%	5.25%	5.87%	6.70%	7.19%	7.35%

	Principal Amount by Expected Maturity (In thousands)
	Years Ending December 31,							Fair Value at December 31, 2013
At December 31, 2013:	2014	2015	2016	2017	2018	Thereafter	Total
Investments	$0	$—	$—	$—	$—	$14,908	$14,908	$13,511
Average Interest Rate						1.02%
Long-term Debt – fixed rate (including current maturities)	$8,170	$8,170	$8,170	$8,170	$8,170	$16,339	$57,189	$58,368
Average Interest Rate	2.76%	2.76%	2.76%	2.76%	2.76%	2.76%
Long-term Debt – floating rate (including current maturities)	$31,373	$—	$—	$—	$—	$—	$31,373	$31,637
Average Interest Rate	2.98%

(1)	Floating interest rates subject to 1% LIBOR floor

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at June 30, 2014 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2014	Fair Value at June 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$259,323	$892	0.9365
Danish Krone	$23,637	$405	5.5438
Euros	$131,422	$400	1.3651
Pound Sterling	$41,195	$(284)	1.6726
Indian Rupee	$3,436	$187	64.6085
Norwegian Kroner	$119,102	$(384)	6.1114
Singapore Dollar	$153,220	$1,224	1.2568

Foreign Currency	Year Ending December 31, 2015	Fair Value at June 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$112,778	$(3,404)	0.9479
Danish Krone	$26,578	$942	5.6226
Euros	$9,459	$(34)	1.3759
Pound Sterling	$3,004	$(47)	1.6492
Norwegian Kroner	$17,768	$(373)	6.0545
Singapore Dollars	$34,238	$238	1.2551

Foreign Currency	Year Ending December 31, 2016	Fair Value at June 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$77,104	$(2,280)	0.9349
Danish Krone	$6,654	$251	5.6143
Pound Sterling	$861	$(14)	1.6431

Foreign Currency	Year Ending December 31, 2017	Fair Value at June 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(333)	0.9062

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2014, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1—April 30, 2014	290	$7.03	not applicable	not applicable
May 1—May 31, 2014	11,372	7.07	not applicable	not applicable
June 1—June 30, 2014	72,437	7.96	not applicable	not applicable

Total	84,099	$7.60	not applicable	not applicable

Item 5. Other Information.

On August 1, 2014, the Board of Directors of McDermott (the “Board”) approved an amendment to and restatement of the Company’s Amended and Restated By-Laws (as amended, the “By-Laws”). The By-Laws were amended to clarify that, in the election of any director, any shares for which votes are withheld shall not be considered as actually voting on such matter. This clarification was made in connection with a corresponding clarifying amendment made to the director resignation policy contained in McDermott’s Corporate Governance Guidelines (the “Guidelines”). As amended, the Guidelines provide that, in determining whether an incumbent director received a majority vote of the shares present or represented by proxy and entitled to vote, shares for which votes are withheld shall be taken into account to determine the required majority.

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

August 4, 2014

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