Form 10-Q
period 2014-09-30
MCDERMOTT INTERNATIONAL INC
filed 2014-11-05
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock outstanding at October 27, 2014 was 237,646,523.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(In thousands, except share and per share amounts)

Revenues	$414,595	$686,856	$1,494,489	$2,141,594

Costs and Expenses:
Cost of operations	370,271	686,415	1,394,062	2,122,488
Selling, general and administrative expenses	55,113	46,443	167,387	151,286
Gains on asset disposals	(4,818)	(763)	(57,026)	(15,492)
Restructuring expenses	4,724	4,040	12,112	19,502

Total costs and expenses	425,290	736,135	1,516,535	2,277,784

Equity in Loss of Unconsolidated Affiliates	(3,448)	(3,375)	(5,647)	(12,967)

Operating Loss	(14,143)	(52,654)	(27,693)	(149,157)

Other Income (Expense):
Interest income (expense) - net	(11,847)	363	(50,531)	1,133
Gain (loss) on foreign currency-net	(2,397)	4,460	143	10,838
Other income (expense) - net	473	1,062	(104)	1,813

Total other income (expense)	(13,771)	5,885	(50,492)	13,784

Loss before Provision for Income Taxes and Noncontrolling Interests	(27,914)	(46,769)	(78,185)	(135,373)

Provision for Income Taxes	1,464	12,278	9,741	45,493

Net Loss	(29,378)	(59,047)	(87,926)	(180,866)

Less: net income attributable to noncontrolling interest	4,306	5,023	6,541	12,074

Net Loss Attributable to McDermott International, Inc.	$(33,684)	$(64,070)	$(94,467)	$(192,940)

Loss per Common Share:
Basic:
Net loss attributable to McDermott International, Inc.	(0.14)	(0.27)	(0.40)	(0.82)

Diluted:
Loss from operations, less noncontrolling interests	(0.14)	(0.27)	(0.40)	(0.82)

Shares used in the computation of earnings per share:
Basic:	237,429,394	236,257,920	237,262,044	236,132,847
Diluted:	237,429,394	236,257,920	237,262,044	236,132,847

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Net Loss	$(29,378)	$(59,047)	$(87,926)	$(180,866)
Other comprehensive income (loss), net of tax:
Amortization of benefit plan costs	3,432	3,438	10,298	10,308
Unrealized gain on investments	(7)	158	-	599
Translation adjustments	(1,455)	(1,245)	(2,714)	(765)
Gain (loss) on derivatives	(32,930)	25,090	(17,664)	(44,988)
Other comprehensive income (loss), net of tax (1)	(30,960)	27,441	(10,080)	(34,846)
Total Comprehensive Loss	$(60,338)	$(31,606)	$(98,006)	$(215,712)
Less: Comprehensive Income Attributable to Non-controlling Interests	4,290	5,026	6,494	12,050
Comprehensive Loss Attributable to McDermott International, Inc.	$(64,628)	$(36,632)	$(104,500)	$(227,762)

(1)	The tax impacts on amounts presented in other comprehensive income are not significant.

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$643,951	$118,702
Restricted cash and cash equivalents	239,315	23,652
Accounts receivable – trade, net	271,019	381,858
Accounts receivable – other	75,741	89,273
Contracts in progress	336,920	425,986
Deferred income taxes	7,004	7,091
Assets held for sale	14,253	1,396
Other current assets	58,603	32,242
Total Current Assets	1,646,806	1,080,200
Property, Plant and Equipment	2,390,385	2,367,686
Less accumulated depreciation	(807,990)	(889,009)
Net Property, Plant and Equipment	1,582,395	1,478,677
Accounts Receivable – Long-Term Retainages	132,248	65,365
Investments in Unconsolidated Affiliates	43,713	50,536
Deferred Income Taxes	18,008	16,766
Assets Held for Sale	-	12,243
Investments	2,613	13,511
Other Assets	101,533	90,073
Total Assets	$3,527,316	$2,807,371

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$27,002	$39,543
Accounts payable	292,129	398,739
Accrued liabilities	328,005	365,224
Advance billings on contracts	200,258	278,929
Deferred income taxes	17,738	17,892
Income taxes payable	16,626	20,657
Total Current Liabilities	881,758	1,120,984
Long-Term Debt	873,289	49,019
Self-Insurance	23,740	20,531
Pension Liability	14,762	15,681
Non-current Income Taxes	52,187	56,042
Other Liabilities	92,887	104,770
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized
400,000,000 shares; issued 244,966,109 and 244,271,365 shares
at September 30, 2014 and December 31, 2013, respectively	244,966	244,271
Capital in excess of par value (including prepaid common stock purchase contracts)	1,663,850	1,414,457
Accumulated Deficit	(165,624)	(71,157)
Treasury stock, at cost; 7,322,694 and 7,130,294 shares at
at September 30, 2014 and December 31, 2013, respectively	(96,654)	(97,926)
Accumulated other comprehensive loss	(150,164)	(140,131)
Stockholders' Equity - McDermott International, Inc.	1,496,374	1,349,514
Noncontrolling interest	92,319	90,830
Total Equity	1,588,693	1,440,344
Total Liabilities and Equity	3,527,316	2,807,371

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(87,926)	$(180,866)
Non-cash items included in net loss:
Depreciation and amortization	68,655	60,114
Drydock amortization	15,567	14,179
Stock-based compensation charges	14,387	15,492
Net periodic pension benefit cost	9,245	(955)
Equity in loss of unconsolidated affiliates	5,647	12,967
Gain on foreign currency-net	(143)	(10,838)
Restructuring activity	(2,235)	12,940
Gain on asset disposals	(57,026)	(15,492)
Benefit for deferred taxes	(4,175)	(3,761)
Other non-cash items	6,406	280
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	44,368	50,206
Net contracts in progress and advance billings on contracts	10,353	44,601
Accounts payable	(99,588)	(27,953)
Accrued and other current liabilities	(16,200)	3,038
Pension liability and accrued postretirement and employee benefits	1,180	(29,196)
Derivative instruments and hedging activities	1,671	(46,270)
Other assets and liabilities	(22,484)	(66,596)
TOTAL CASH USED IN OPERATING ACTIVITIES	(112,298)	(168,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(216,526)	(225,397)
Increase in restricted cash and cash equivalents	(215,663)	(372)
Purchases of available-for-sale securities	(1,997)	(9,886)
Sales and maturities of available-for-sale securities	12,903	39,210
Proceeds from the sale and disposal of assets	70,252	37,189
Other investing activities	(5,076)	(8,503)
TOTAL CASH USED IN INVESTING ACTIVITIES	(356,107)	(167,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 8.00% senior Notes	500,000	-
Proceeds from Term Loan	300,000	-
Proceeds from prepaid common stock purchase contracts issuance	240,044	-
Proceeds from amortizing notes issuance	47,456	-
Issuance of common stock	170	-
Payments - long term debt	(39,542)	-
Borrowings - short term debt	250,000	80,000
Payments - short term debt	(250,000)	(88,567)
Debt issuance costs	(46,914)	-
Distributions to noncontrolling interests	(5,002)	(12,493)
Other financing activities	(1,707)	(1,033)
TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	994,505	(22,093)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(851)	185
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	525,249	(357,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,702	640,147
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$643,951	$282,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$21,273	$90,462
Interest expense (net of amount capitalized)	$9,136	$-

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital		Other
	Common Stock		in Excess	Accumulated	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Par Value	of Par Value	Deficit	Loss	Stock	Equity	Interest	Equity
	(Unaudited)
	(In thousands, except for share amounts)
Balance December 31, 2012	243,442,156	$243,442	$1,391,271	$445,756	$(94,413)	$(98,725)	$1,887,331	$64,774	$1,952,105
Net loss	-	-	-	(192,940)	-	-	(192,940)	12,074	(180,866)
Other comprehensive loss, net of tax	-	-	-	-	(34,822)	-	(34,822)	(24)	(34,846)
Exercise of stock options	54,454	55	93	-	-	-	148	-	148
Share vesting	444,398	444	(444)	-	-		-	-	-
Purchase of treasury shares	-	-	-	-	-	(1,088)	(1,088)	-	(1,088)
Stock-based compensation charges	-	-	14,369	-	-	1,123	15,492	-	15,492
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(12,493)	(12,493)
Balance at September 30, 2013	243,941,008	$243,941	$1,405,289	$252,816	$(129,235)	$(98,690)	$1,674,121	$64,331	$1,738,452

Balance December 31, 2013	244,271,365	$244,271	$1,414,457	$(71,157)	$(140,131)	$(97,926)	$1,349,514	$90,830	$1,440,344
Net loss	-	-	-	(94,467)	-	-	(94,467)	6,541	(87,926)
Other comprehensive loss, net of tax	-	-	-	-	(10,033)	-	(10,033)	(47)	(10,080)
Exercise of stock options	169,322	170	193	-	-	-	363	-	363
Share vesting	525,422	525	(525)	-	-		-	-	-
Purchase of treasury shares	-	-	-	-	-	(1,460)	(1,460)	-	(1,460)
Stock-based compensation charges	-	-	9,681	-	-	2,732	12,413	-	12,413
Issuance of tangible equity units	-	-	240,044	-	-	-	240,044	-	240,044
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(5,005)	(5,005)
Balance at September 30, 2014	244,966,109	$244,966	$1,663,850	$(165,624)	$(150,164)	$(96,654)	$1,496,374	$92,319	$1,588,693

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

Certain 2013 amounts in the condensed consolidated balance sheets and statement of cash flows, reflecting the non cash impacts on gain of foreign exchange, have been reclassified to conform to the 2014 presentation.

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

As of September 30, 2014, total unapproved change orders included in our estimates at completion aggregated approximately $352.3 million, of which approximately $168.9 million was included in backlog. As of September 30, 2013, total unapproved change orders included in our estimates at completion aggregated approximately $468.0 million, of which approximately $138.0 million was included in backlog.

Claims Revenue

Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather or sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts we expect to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims unless and until they are disputed by the customer. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the pending claims as of September 30, 2014 were the subject of any litigation proceedings.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $6.5 million and $186.3 million as of September 30, 2014 and September 30, 2013, respectively. All of these claim amounts at September 30, 2014 were related to our Middle East segment. Approximately 41%, 8% and 51% of these claim amounts as of September 30, 2013 were related to our Asia Pacific, Americas and Middle East segments, respectively. For the three- and nine-month periods ended September 30, 2014, no revenues or costs pertaining to claims were included in our condensed consolidated financial statements. For the three- and nine-month periods ended September 30, 2013, $17.6 million and $56.9 million of revenues and costs pertaining to claims were included in our condensed consolidated financial statements, respectively.

Our unconsolidated joint ventures did not include any claims revenue or associated cost in their financial results for the three- and nine-month periods ended September 30, 2014. For the three- and nine-month periods ended September 30, 2013, our unconsolidated joint ventures included nil and $3.7 million, respectively, of claims and associated costs in their financial results.

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines. At September 30, 2014, no projects were being accounted for under our deferred profit recognition policy.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be reasonable. However, it is possible that in the time between contract execution and the start of work on a project, we could lose the ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during the quarters ended September 30, 2014 and September 30, 2013.

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

As of September 30, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the September 30, 2014 backlog, approximately $385.4 million relates to four active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $169.0 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the fourth quarter of 2015, and $116.1 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, both of which are in our Americas segment. The amount also includes $91.1 million of backlog relating to an EPCI project in Saudi Arabia, which is expected to be completed by early 2016 and $9.2 million relating to another EPCI project in Saudi Arabia scheduled for completion during the fourth quarter of 2014, both of which are being conducted in our Middle East segment.  These four projects represent 100% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of September 30, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three months and nine months ended September 30, 2014 and 2013.

Three months ended September 30, 2014

Operating income for the three months ended September 30, 2014 was impacted by changes in cost estimates relating to projects in each of our segments.

The Asia Pacific segment was positively impacted by favorable changes in estimates aggregating approximately $20.2 million from three projects. On a recently completed marine installation project in Brunei, reduction in estimated costs to complete from productivity improvements on marine vessels and offshore support activities resulted in a favorable change of approximately $10.8 million. On two previously completed projects, insurance claim collection and final project close-out adjustments resulted in a combined additional recovery of approximately $9.5 million during the three months ended September 30, 2014.

The Middle East segment deteriorated by a net amount of approximately $5.4 million due to change in estimates during the three months ended September 30, 2014. On one EPCI project in Saudi Arabia, estimated costs to complete increased by $7.9 million, primarily as a result of vessel downtime due to weather and standby delays (which may be recoverable from the customer, but were not recognizable at September 30, 2014). On two other EPCI projects in Saudi Arabia, estimated costs to complete increased by an aggregate of $6.7 million, as a result of revisions to project execution plans, primarily due to extended offshore hookup campaigns, increased vessel mobilization activities, and delays in the completion of onshore activities. On another EPCI project in Saudi Arabia, we increased our overall estimated costs to complete by approximately $8.6 million, reflecting the costs of an incremental mobilization and inefficiencies of executing out-of-sequence work due to a revised execution plan, which resulted from delayed access to the project site.  These negative changes were offset by an improvement of approximately $17.8 million on a pipelay project in the Caspian, primarily due to increased cost recovery estimates based on positive developments during the three months ended September 30, 2014 from the ongoing project close-out process with the customer.  This project was completed earlier in 2014.

The Americas segment improved by a net $1.5 million from changes in estimates on five projects. On a subsea project in the U.S. Gulf of Mexico completed during the period, project close-out savings on marine spread costs and increased cost recovery based on positive developments from the ongoing negotiations with the customer resulted in a reduction of project losses of $12.4 million during the three months ended September 30, 2014.  Two projects completed earlier in 2014 improved by an aggregate of approximately $4.8 million based on positive developments from ongoing project close-out negotiations with the customers.  These improvements were partially offset by negative changes of approximately $10.9 million on an EPCI project in Altamira, primarily due to increased cost estimates to complete the project as a result of a revised fabrication execution plan, and reduced cost recovery of approximately $4.8 million on a fabrication project in Morgan City completed during 2013, based on an agreement in principle reached with the customer during the three months ended September 30, 2014, which resulted in lower-than-anticipated recoveries.

Nine months ended September 30, 2014

Operating income for the nine months ended September 30, 2014 was impacted by changes in cost estimates relating to projects in each of our segments.

The Asia Pacific segment experienced net favorable changes in estimates aggregating approximately $53.5 million, due to changes in estimates on four projects. Changes in estimates on a subsea project in Malaysia resulted in improvements of approximately $31.5 million during the nine months ended September 30, 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as project close-out savings. On a recently completed marine installation project in Brunei, a reduction in estimated costs to complete from productivity improvements on marine vessels and offshore support activities resulted in a favorable change of approximately $11.8 million. On two previously completed projects, insurance claim collection and final project close-out adjustments resulted in a combined additional recovery of approximately $10.3 million during the nine months ended September 30, 2014.

The Middle East segment was negatively impacted by net unfavorable changes aggregating approximately $10.7 million, due to changes in four projects. On two EPCI projects in Saudi Arabia, we increased our estimated costs at completion by approximately $42.4 million, primarily as a result of vessel downtime due to weather and standby delays (which may be recoverable from the customer, but which were not recognizable at September 30, 2014) and reduced productivity levels and increased cost estimates to complete the onshore scope of one of the projects. On another EPCI project in Saudi Arabia, we increased our overall estimated costs to complete by approximately $15.2 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work. These negative changes were partially offset by approximately $46.9 million of increased cost recovery estimates on a pipelay project in the Caspian, based on positive developments during the nine months ended September 30, 2014 from the ongoing project close-out process with the customer. This project was substantially completed in June 2014.

The Americas segment was negatively impacted by net unfavorable changes in estimates aggregating approximately $41.5 million associated with five projects. On an EPCI project in Altamira, we increased our estimated costs to complete by approximately $66.3 million, due to liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On a subsea project in the U. S.  Gulf of Mexico, we increased our estimated costs to complete by a net amount of approximately $10.1 million, primarily due to increased costs from equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed during the nine months ended September 30, 2014. On a fabrication project in Morgan City completed during 2013, we reduced our cost recovery estimates by approximately $7.8 million, mainly based on an agreement in principle with the customer during the nine months ended September 30, 2014, which resulted in lower-than-anticipated recoveries. These negative impacts were partially offset by $37.4 million of project close-out improvements on an EPCI project in Brazil, from marine cost reductions upon completion of activities and increased recoveries due to successful developments from ongoing approval process for additional weather-related compensation. We also recognized $5.2 million cost reductions, mainly due to project close-out improvements, on a marine installation project in the U. S. Gulf of Mexico.

Three months ended September 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on one subsea project in Malaysia. On that project, we increased our estimated cost at completion by approximately $66 million in the three months ended September 30, 2013, primarily due to an accelerated project execution schedule agreed with the customer and further delays in vessel availability related to downtime for the Lay Vessel North Ocean 105 (the “NO 105”).  The change in cost estimate was partially offset by approximately $33 million of improvements resulting from commercial negotiations with our customer in which we agreed to expedite project completion by returning to a single marine campaign project execution plan, including working in adverse weather periods on a best-efforts basis, with reimbursable weather downtime, and the customer agreed to re-establish the project completion date and waive liquidated damages.  The $66 million of additional costs were driven by several factors, including continued NO 105 major pipe-lay system commissioning problems and the additional cost impacts of the commercial negotiations noted above, which required a revised execution plan transferring work scope from the NO 105 to the NO 102 and the Emerald Sea, which were added to the fleet of vessels working on the project.  This resulted in increased costs from additional vessel mobilizations, increased daily operating costs and decreased productivity from working in adverse weather periods. This project was completed during the three months ended June 30, 2014.

The Middle East segment was impacted by changes in estimates on a pipelay project in the Caspian.  We increased our cost recovery estimates by approximately $29.0 million during the three months ended September 30, 2013, based on preliminary verbal agreements and then-recent commercial negotiations with the customer.  Based on information available at that time, it was our opinion that the cost recovery was probable and the contractual negotiations would be completed as planned.  This project was completed during the three months ended March 31, 2014.

The Americas segment was impacted by changes in estimates on one project in Mexico. On that project, we recognized approximately $9.0 million of project losses in the three months ended September 30, 2013, primarily due to increased fabrication costs associated with increases to the scope of the project and incremental costs associated with labor productivity.  The project is currently in a loss position and is expected to be completed in the fourth quarter of 2015.

Nine months ended September 30, 2013

The Asia Pacific segment was primarily impacted by changes in estimates on three projects.  On one project (the project in Malaysia described above), in the nine months ended September 30, 2013 we increased our estimated cost at completion by a net of approximately $99 million.  An aggregate of $132.0 million of increased cost to complete the project was primarily due to delays resulting from direct and indirect impacts of the equipment modification problems during the final commissioning stage of the major pipelay systems upgrade to the NO 105 and the other cost increase factors described above. Those items were partially offset by a $33 million improvement resulting from the commercial negotiations described above.  On two EPCI projects completed during the first half of 2013, we benefited in the aggregate from approximately $14 million of reduced at-completion costs, primarily due to efficiencies associated with marine campaigns.

The Middle East segment was impacted by changes in estimates on an EPCI project in Saudi Arabia and a pipelay project in the Caspian. On the EPCI project in Saudi Arabia, we increased our estimated costs at completion by approximately $38.0 million in the nine months ended September 30, 2013, primarily as a result of revisions to the project’s execution plan, increases in our estimated costs to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and, to a lesser extent, delays in the completion of onshore activities. While the project recognized losses in the nine months ended September 30, 2013, it remains in an overall profitable position. On the pipelay project in the Caspian, we increased our cost recovery estimates by approximately $47.7 million during the nine months ended September 30, 2013 based on preliminary verbal agreements and then-recent commercial negotiations with the customer.  Based on information available at that time, it was our opinion that the cost recovery was probable and the contractual negotiations would be completed as planned.  This project was completed during the three months ended March 31, 2014.

The Americas segment was impacted by changes in estimates on a fabrication project in Morgan City and an EPCI project in Altamira. On those two projects, we recognized an aggregate of approximately $21.0 million of incremental project losses in the nine months ended September 30, 2013, primarily due to lower-than-expected labor productivity and incremental fabrication costs.  The fabrication project in Morgan City that experienced lower labor productivity was completed during the fourth quarter of 2013, while the EPCI project in Altamira that recognized additional fabrication costs is expected to be completed in the fourth quarter of 2015. That project is in a loss position.

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

Accounts Receivable

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	September 30, 2014	December 31, 2013

	(in thousands)
Contract receivables:
Contracts in progress	$176,754	$192,745
Completed contracts	34,821	77,248
Retainages	86,883	127,698
Unbilled	4,304	14,571
Less allowances	(31,743)	(30,404)
Accounts receivable—trade, net	$271,019	$381,858

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

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	September 30, 2014	December 31, 2013

	(in thousands)

Retainages expected to be collected within one year	$86,883	$127,698
Retainages expected to be collected after one year	132,248	65,365

Total retainages	$219,131	$193,063

We have included in accounts receivable—trade, net, retainages expected to be collected within one year.

Accounts Receivable—Other

A summary of accounts receivable— other is as follows:

	September 30, 2014	December 31, 2013

	(In thousands)
Other taxes receivable	$26,874	$14,934
Receivables from unconsolidated affiliates	19,842	36,181
Accrued unbilled revenue	13,278	15,696
Intercompany unbilled cost	7,248	5,373
Employee receivables	4,286	4,532
Foreign currency forward contracts	328	11,641
Other	3,885	916
Accounts receivable-other	$75,741	$89,273

Employee receivables are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of September 30, 2014 and December 31, 2013, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress were $336.9 million and $426.0 million at September 30, 2014 and December 31, 2013, respectively. Advance billings on contracts were $200.3 million at September 30, 2014 and $278.9 million at December 31, 2013. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	September 30, 2014	December 31, 2013

	(In thousands)
Costs incurred less costs of revenue recognized	$103,467	$65,113
Revenues recognized less billings to customers	233,453	360,873

Contracts in Progress	$336,920	$425,986

	September 30, 2014	December 31, 2013

	(In thousands)

Billings to customers less revenue recognized	$680,962	$466,205
Costs incurred less costs of revenue recognized	(480,704)	(187,276)

Advance Billings on Contracts	$200,258	$278,929

Other Non-Current Assets

We have included debt issuance costs in other non-current assets. The current portion of debt-issuance costs has been included in other current assets. We amortize debt issuance costs as interest expense on a straight-line basis over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Nine months ended September 30, 2014	Year ended December 31, 2013

	(In thousands)
Balance at beginning of period	$14,951	$13,761
Debt issuance costs	46,914	4,905
Former Credit Agreement debt issuance cost write off	(11,913)	-
Amortization of interest expense	(7,628)	(3,715)
	42,324	14,951
Less: Current portion	(11,244)	-
Noncurrent portion	$31,080	$14,951

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

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—inputs are based on quoted prices for identical instruments traded in active markets.
•

Level 2—inputs are based on quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

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

Accumulated Other Comprehensive Loss

The components of AOCI included in stockholders’ equity are as follows:

	September 30, 2014	December 31, 2013

	(In thousands)

Foreign currency translation adjustments	$(5,276)	$(2,562)
Net gain on investments	238	238
Net loss on derivative financial instruments	(63,003)	(45,386)
Unrecognized losses on benefit obligations	(82,123)	(92,421)
Accumulated other comprehensive loss	$(150,164)	$(140,131)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

2014 period

For the three months ended September 30, 2014	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Defined benefit pension plans loss(2)	TOTAL

	(in thousands)

Balance, June 30, 2014	$(3,821)	$245	$(30,090)	$(85,555)	$(119,221)

Other comprehensive income (loss) before reclassification	(1,455)	(7)	(39,563)	-	(41,025)
Amounts reclassified from AOCI	-	-	6,650	3,432	10,082
Net current period other comprehensive income (loss)	(1,455)	(7)	(32,913)	3,432	(30,943)

Balance, September 30, 2014	$(5,276)	$238	$(63,003)	$(82,123)	$(150,164)

For the nine months ended September 30, 2014	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Defined benefit pension plans loss(2)	TOTAL

	(in thousands)

Balance, December 31, 2013	$(2,562)	$238	$(45,386)	$(92,421)	$(140,131)

Other comprehensive income (loss) before reclassification	(2,714)	-	(26,764)	-	(29,478)
Amounts reclassified from AOCI	-	-	9,147	10,298	19,445
Net current period other comprehensive income (loss)	(2,714)	-	(17,617)	10,298	(10,033)

Balance, September 30, 2014	$(5,276)	$238	$(63,003)	$(82,123)	$(150,164)

2013 period

For the three months ended September 30, 2013	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Defined benefit pension plans loss(2)	TOTAL

Balance, June 30, 2013	$(2,886)	$(1,875)	$(58,316)	$(93,596)	$(156,673)

Other comprehensive income (loss) before reclassification	(1,245)	158	24,767	-	$23,680
Amounts reclassified from AOCI	-	-	320	3,438	$3,758
Net current period other comprehensive income (loss)	(1,245)	158	25,087	3,438	27,438

Balance, September 30, 2013	$(4,131)	$(1,717)	$(33,229)	$(90,158)	$(129,235)

For the nine months ended September 30, 2013	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	Defined benefit pension plans loss(2)	TOTAL

	(in thousands)

Balance, December 31, 2012	$(3,366)	$(2,316)	$11,735	$(100,466)	$(94,413)

Other comprehensive income (loss) before reclassification	(765)	599	(46,246)	-	$(46,412)
Amounts reclassified from AOCI	-	-	1,282	10,308	$11,590
Net current period other comprehensive income (loss)	(765)	599	(44,964)	10,308	(34,822)

Balance, September 30, 2013	$(4,131)	$(1,717)	$(33,229)	$(90,158)	$(129,235)
(1)	Refer to Note 5 for additional details.
(2)	Refer to Note 4 for additional details.
(3)	Reclassified to cost of operations and gain on foreign currency, net.
(4)	Reclassified to selling, general and administrative expenses.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” ("ASU 2014-15"). Currently, there is no guidance in effect under U.S. GAAP regarding management's responsibility to assess whether there is substantial doubt about an entity's ability to continue as a going concern. Under ASU 2014-15, we will be required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management's plan to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We are currently assessing the impact of the adoption of ASU 2014-15 on our future financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for us for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. We have the choice to apply it either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (January 1, 2017) and not adjusting comparative information. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. ASU 2014-08 will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. We are currently assessing the impact of the adoption of ASU 2014-08 on our future financial statements and related disclosures.

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

During the quarter ended December 31, 2013, we entered into two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. Accounting for these transactions is preliminary at September 30, 2014 and is pending finalization of these transactions by the end of 2014. As of September 30, 2014, we recorded an equity method investment of approximately $25.5 million, a non-controlling interest of approximately $20.9 million and an increase in capital in excess of par value of approximately $4.6 million arising from these transactions.

Non-Core Asset Sales and Vessel-Impairment Charges

During the quarter ended September 30, 2014, we committed to a plan to sell vessel equipment, including dynamic positioning thrusters and a deepwater pipelay winch system. These items of equipment were part of upgrades to one of our marine vessels. We cancelled those upgrades in December 31, 2013. Assets classified as held for sale are no longer depreciated.

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. During the three months ended September 30, 2014, we completed the sale of the DB16 for aggregate cash proceeds of approximately $16.1 million, resulting in a gain of approximately $4.7 million. During the quarter ended March 31, 2014, we completed the sale of the DLB KP1 for aggregate cash proceeds of approximately $8.4 million, resulting in a gain of approximately $6.4 million. During the nine months ended September 30, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million, resulting in a gain of approximately $25.0 million, which has been recognized in our Americas segment.

In June 2014, as part of our plan to discontinue utilization of our Morgan City facility, we disposed of several assets, including certain equipment, for aggregate cash proceeds of approximately $13.6 million, resulting in an aggregate gain of approximately $11.4 million, of which approximately $1.3 million was recorded in connection with our Americas restructuring, discussed below. This portion of the gain pertained to impairments previously recorded in the six months ended June 30, 2013 in connection with the Americas restructuring.

Also in June 2014, we cancelled a pipelay system originally intended for the Construction Support Vessel 108 (“CSV 108”), which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel-impairment charges recognized during the quarter ended December 31, 2013.

Americas and Corporate Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and discontinued utilization of the Morgan City facility. Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we exited our joint venture operation in Brazil. Costs associated with our Americas restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs.

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

The following table presents total amounts incurred during the nine months ended September 30, 2014, as well as amounts incurred from the inception of our restructuring efforts up to September 30, 2014 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred in three months ended September 30, 2014	Incurred in nine months ended September 30, 2014	Incurred from restructuring inception to September 30, 2014	Estimate of remaining amounts to be incurred	Total

Americas
Impairments and write offs	$100	$(1,240)	$12,923	$77	$13,000
Severance and other personnel-related costs	(155)	3,099	12,744	456	13,200
Morgan City environmental reserve	-	-	5,925	-	5,925
Morgan City yard-related expenses	2,879	5,528	9,703	6,297	16,000
Other	-	-	158	4,717	4,875
	$2,824	$7,387	$41,453	$11,547	$53,000

Corporate
Severance and other personnel-related costs	$53	$961	$2,622	$378	$3,000
Legal and other advisor fees	1,117	3,034	3,034	4,236	7,270
Other	730	730	730	-	730
	1,900	4,725	6,386	4,614	11,000

Total	$4,724	$12,112	$47,839	$16,161	$64,000

Accrued liabilities associated with restructuring activities were approximately $5.3 million and $8.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

With the completion of these financing transactions in April 2014, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment was recognized as interest expense in the first half of 2014. Due to the replacement of the Former Credit Agreement, the unamortized issuance fees related to the Former Credit Agreement were also recognized as interest expense in the first half of 2014. The total additional interest expense related to these items was approximately $28.0 million.

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

New Credit Facilities

The indebtedness and other obligations under the New Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). In connection with the New Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the New Credit Agreement, which we have capitalized and are amortizing to interest expense over the respective terms of the LC Facility and the Term Loan. We also paid certain fees to the initial purchasers of the senior secured notes and to the underwriter of the tangible equity units referred to below, which we have capitalized and are amortizing to interest expense over the respective terms of the related indebtedness.

LC Facility and Cash-Collateralized Bilateral Letters of Credit

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility. As of September 30, 2014, the aggregate face amount of letters of credit issued under the LC Facility was $192.9 million. There were no financial letters of credit issued under the LC facility as of September 30, 2014.

In addition, the LC Facility permits us to deposit up to $300.0 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of September 30, 2014, we had an aggregate face amount of approximately $134.0 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $19.8 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying condensed consolidated balance sheet as of September 30, 2014.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least certain specified amounts over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200.0 million of minimum available cash, at the end of each quarter. We were in compliance with the covenants under the LC Facility as of September 30, 2014.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. As of September 30, 2014, we had $299.3 million in borrowings outstanding under the Term Loan agreement, of which $3.0 million was classified as current notes payable.

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

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of September 30, 2014, we were in compliance with all of the covenants under the Term Loan.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of September 30, 2014, there was $500.0 million of Senior Notes outstanding.

The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.

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

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240.0 million. As of September 30, 2014, the Amortizing Notes were recorded as long-term debt totaling $44.1 million, of which $15.0 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts totaled 40.9 million at September 30, 2014, based on the maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of September 30, 2014 and December 31, 2013, there was $53.1 million and $57.2 million, respectively, in borrowings outstanding under this agreement, of which (as of each date) approximately $8.2 million was classified as current notes payable.

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. JRMSA had guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014. As of December 31, 2013, we reported consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable and paid in full in early 2014.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc. and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of September 30, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $57.4 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of three institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities, primarily in Asia and the Middle East. Letters of credit issued under two of these arrangements have either been replaced by letters of credit under the LC Facility or cash collateralized. The letters of credit issued under these arrangements totaled $12.0 million and $39.8 million as of September 30, 2014 and December 31, 2013, respectively.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During the nine months ended September 30, 2014, we replaced these letters of credit with letters of credit and cash collateralized letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc., both subsidiaries of MII. As of September 30, 2014 and December 31, 2013, bonds issued under these arrangements totaled $51.1 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The project requiring these bonds was completed during the quarter ended June 30, 2014, allowing us to cancel the outstanding bonds. Accordingly, as of September 30, 2014, there were no bonds issued under these arrangements. As of December 31, 2013, the bonds issued under these arrangements totaled $106.3 million.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	September 30, 2014	December 31, 2013

	(In thousands)
Long-term debt consists of:
Senior Notes	$500,000	$-
Term Loan	299,250	-
NO 105 Construction Financing	53,104	57,189
Amortizing Notes	44,121	-
Capital lease obligation	3,073	-
Other financing	743	-
NO 102 Construction Financing	-	31,373
	900,291	88,562
Less: Amounts due within one year	27,002	39,543
Total long-term debt	$873,289	$49,019

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

Net periodic (benefit) cost for the Domestic Plans and the TCN Plan includes the following components:

	Domestic Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Interest cost	$6,743	$5,999	$20,230	$17,997
Expected return on plan assets	(6,875)	(9,577)	(20,626)	(28,730)
Recognized net actuarial loss and other	3,552	2,932	10,658	8,798
Net periodic (benefit) cost	$3,420	$(646)	$10,262	$(1,935)

	TCN Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Interest cost	$475	$466	$1,425	$1,400
Expected return on plan assets	(741)	(651)	(2,221)	(1,952)
Recognized net actuarial loss and other	(73)	507	(221)	1,522
Net periodic (benefit) cost	$(339)	$322	$(1,017)	$970

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

As of September 30, 2014, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $63.0 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $33.1 million of deferred losses out of AOCI by September 2015, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $893.5 million at September 30, 2014, with maturities extending through 2017. Of this amount, approximately $525.7 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of September 30, 2014, the fair value of these contracts was in a net liability position totaling $30.4 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2014	December 31, 2013

	(in thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$328	$11,641
Other assets	1	1,647
Total asset derivatives	$329	$13,288

Accounts payable	$15,283	$20,209
Other liabilities	15,484	21,846
Total liability derivatives	$30,767	$42,055

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in thousands)		(in thousands)
Derivatives Designated as Hedges:
Amount of gain/(loss) recognized in other comprehensive income (loss)	$(39,563)	$24,743	$(26,764)	$(46,270)
Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$6,788	$(270)	$7,283	$(1,101)
Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency—net	$(386)	$3,136	$3,842	$7,578

NOTE 6—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	September 30, 2014
	Total	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds(1)	$2,213	$-	$2,213	$-
Commercial paper	400	-	400	-

Total	$2,613	$-	$2,613	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3

	(in thousands)
Mutual funds(1)	$2,173	$-	$2,173	$-
Commercial paper	3,699	-	3,699	-
Asset-backed securities and collateralized mortgage obligations(2)	7,639	-	2,082	5,557

Total	$13,511	$-	$7,954	$5,557

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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the three months and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in thousands)
Balance at beginning of period	$-	$5,902	$5,557	$6,343
Total realized and unrealized gains		79	1,248	307
Sales and principal repayments		(326)	(6,805)	(995)
Balance at end of period	$-	$5,655	$-	$5,655

Unrealized Gains and Losses on Investments

Our net unrealized gain on investments was $0.2 million as of September 30, 2014 and December 31, 2013. During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. The amount of investments in an unrealized loss position for less than twelve months was not significant for either of the periods presented.

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

The estimated fair values of certain of our financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$643,951	$643,951	$118,702	$118,702
Restricted cash and cash equivalents	$239,315	$239,315	$23,652	$23,652
Investments	$2,613	$2,613	$13,511	$13,511
Debt	$(900,291)	$(894,536)	$(88,562)	$(90,005)
Forward contracts	$(30,438)	$(30,438)	$(28,767)	$(28,767)

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

Total stock-based compensation expense, net recognized for the three months and nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)		(In thousands)

Stock Options	$280	$1,050	$1,401	$3,250
Restricted Stock Units	3,304	2,702	11,269	7,689
Performance Shares	(802)	1,630	(257)	4,553
	$2,782	$5,382	$12,413	$15,492

Included in stock-based compensation expense, net is a reversal of prior recognized expense resulting from personnel severance arrangements of $1.3 million and $2.0 million as of the three and nine months ended September 30, 2014, respectively, which are recorded in restructuring expenses in the condensed consolidated statements of operations.

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)

Net loss attributable to McDermott International, Inc.	$(33,684)	$(64,070)	$(94,467)	$(192,940)

Weighted average common shares (basic)	237,429,394	236,257,920	237,262,044	236,132,847

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	-	-	-	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,429,394	236,257,920	237,262,044	236,132,847

Basic loss per share
Net loss attributable to McDermott International Inc.	(0.14)	(0.27)	(0.40)	(0.82)

Diluted earnings loss per share:
Net loss attributable to McDermott International, Inc.	(0.14)	(0.27)	(0.40)	(0.82)

Approximately 2.9 million and 3.0 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months and nine months ended September 30, 2014, respectively. Approximately 3.1 million and 2.9 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months and nine months ended September 30, 2013.

Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million and 27.3 million shares were considered in the calculation of diluted weighted-average shares for three months and nine months ended September 30, 2014, respectively; however, due to our net loss position, they have not been reflected above because they would be anti-dilutive.

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)
Revenues(1):
Asia Pacific	$205,427	$190,231	$481,234	$746,122
Middle East	92,168	379,754	588,822	943,863
Americas	117,000	116,871	424,433	451,609
Total revenues	$414,595	$686,856	$1,494,489	$2,141,594

Operating income (loss)(2):
Asia Pacific	$19,626	$(37,663)	$26,151	$17,894
Middle East	(23,606)	17,399	(20,170)	(69,600)
Americas	(8,265)	(32,390)	(28,951)	(97,451)
Corporate	(1,898)	-	(4,723)	-
Total operating income (loss)	$(14,143)	$(52,654)	$(27,693)	$(149,157)

Capital expenditures(3):
Asia Pacific	$5,316	$42,568	$83,613	$87,753
Middle East	47,408	25,516	78,107	63,459
Americas	6,967	4,023	46,504	60,336
Corporate and Other	1,878	8,815	8,302	13,849
Total capital expenditures	$61,569	$80,922	$216,526	$225,397

Depreciation and amortization:
Asia Pacific	$5,061	$4,667	$15,048	$14,204
Middle East	7,263	8,293	24,815	22,319
Americas	7,869	5,999	23,201	17,985
Corporate and Other	2,215	1,837	5,591	5,606
Total depreciation and amortization:	$22,408	$20,796	$68,655	$60,114

Drydock amortization
Asia Pacific	$1,938	$1,927	$5,462	$6,976
Middle East	501	520	1,398	1,586
Americas	3,162	1,801	8,707	5,617
Total drydock amortization	$5,601	$4,248	$15,567	$14,179
(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Operating income (loss) includes gain on sale of assets and improvement on cancellation cost estimate as discussed in Note 2—Acquisition and Dispositions—Non-Core Asset Sales.
(3)

Total capital expenditures reflects expenditures for which cash payments were made during the period. Capital expenditures for the nine months ended September 30, 2014 include $18.6 million of cash payments for accrued capital expenditures outstanding as of December 31, 2013. Capital expenditures for the nine months ended September 30, 2013 exclude approximately $38.1 million in accrued liabilities related to capital expenditures.

	September 30, 2014	December 31, 2013

	(in thousands)
Segment assets:
Asia Pacific	$777,686	$1,030,823
Middle East	1,066,934	1,129,529
Americas	778,713	522,713
Corporate and Other	903,983	124,306
Total assets	$3,527,316	$2,807,371

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

At September 30, 2014, we had total environmental reserves of $4.0 million, all of which was included in current liabilities and related to our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, remediation costs and recoverability from other parties, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2014, it is possible that we may incur liabilities for liquidated damages aggregating approximately $128.2 million, of which approximately $39.3 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

As of September 30, 2014, we had outstanding obligations related to our new vessel construction contracts on the CSV 108 and DLV 2000 of $337.1 million in the aggregate, with $104.1 million and $233.0 million due in the years ending December 31, 2014 and 2015, respectively.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;
•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
•	future project activities, including the commencement and subsequent timing of marine or installation campaigns on specific projects;
•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding the trend towards offshore development of oil and gas;
•	market outlook for the EPCI market, including subsea;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;
•	the restructuring of our Americas operations and our ongoing corporate restructuring, including the expected costs and timing of cost recognition;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

With the completion of these financing transactions in April 2014, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment was recognized as interest expense in the first half of 2014. Due to the replacement of the Former Credit Agreement, the unamortized issuance fees related to the Former Credit Agreement were also recognized as interest expense prior to the quarter ended September 30, 2014. The total additional interest expense related to these items was approximately $28.0 million.

Non-Core Asset Sales and Vessel-Impairment Charges

During the quarter ended September 30, 2014, we committed to a plan to sell vessel equipment, including dynamic positioning thrusters and a deepwater pipelay winch system. These items of equipment were part of upgrades to one of our marine vessels. We cancelled those upgrades in December 31, 2013. Assets classified as held for sale are no longer depreciated.

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 16, DB 26 and the DLB KP1. During the three months ended September 30, 2014, we completed the sale of the DB16 for aggregate cash proceeds of approximately $16.1 million, resulting in a gain of approximately $4.7 million. During the quarter ended March 31, 2014, we completed the sale of the DLB KP1 for aggregate cash proceeds of approximately $8.4 million, resulting in a gain of approximately $6.4 million. During the nine months ended September 30, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million, resulting in a gain of approximately $25.0 million, which has been recognized in our Americas segment.

In June 2014, as part of our plan to discontinue utilization of our Morgan City facility, we disposed of several assets for aggregate cash proceeds of approximately $13.6 million, resulting in an aggregate gain of approximately $11.4 million, of which approximately $1.3 million was recorded in connection with our Americas restructuring, discussed below. This portion of the gain pertains to impairments previously recorded in the period ended June 30, 2013 in connection with the Americas restructuring.

Also in June 2014, we cancelled a pipelay system originally intended for the Construction Support Vessel 108 (“CSV 108”), which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel-impairment charges recognized during the quarter ended December 31, 2013.

Americas and Corporate Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involves our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involves, among other things, reductions of management, administrative, fabrication and engineering personnel, and discontinued utilization of the Morgan City facility. Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we exited our joint venture operation in Brazil. Costs associated with our Americas restructuring activities primarily include severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2014, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $128.2 million, of which approximately $39.3 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to June 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Business Segments and Results of Operations

Business Segments

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas, Middle East, and North Sea and Africa. The Caspian is no longer considered an operating segment and will continue to be aggregated in the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we continue to report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other.” “Corporate and other” primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The only Corporate costs currently not be allocated to our operating segments are the restructuring costs associated with our corporate reorganization. See Note 9 to our unaudited condensed consolidated financial statements included in this report for summarized financial information on our segments.

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

Americas Segment

Through our Americas segment, we serve the needs of customers primarily in the United States, Brazil, Mexico and Trinidad. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E. and Houston. The primary fabrication facility for this segment is located in Altamira, Mexico. We are in the process of preparing for the discontinued utilization of the Morgan City fabrication facility, as further discussed above under the caption “—Recent Developments—Americas and Corporate Restructuring.”

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

Results of Operations

Selected Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Revenues:
Asia Pacific	$205,427	$190,231	$481,234	$746,122
Middle East	92,168	379,754	588,822	943,863
Americas	117,000	116,871	424,433	451,609
Total revenues	$414,595	$686,856	$1,494,489	$2,141,594

Cost of operations	370,271	686,415	1,394,062	2,122,488
Selling, general and administrative expenses	55,113	46,443	167,387	151,286
Restructuring expenses	4,724	4,040	12,112	19,502
Gain on asset disposals	(4,818)	(763)	(57,026)	(15,492)

Total costs and expenses	425,290	736,135	1,516,535	2,277,784

Equity in Loss of Unconsolidated Affiliates	(3,448)	(3,375)	(5,647)	(12,967)

Operating income (loss):
Asia Pacific	$19,626	$(37,663)	$26,151	$17,894
Middle East	(23,606)	17,399	(20,170)	(69,600)
Americas	(8,265)	(32,390)	(28,951)	(97,451)
Corporate	(1,898)	-	(4,723)	-

Total operating income (loss)	$(14,143)	$(52,654)	$(27,693)	$(149,157)

Other income (expense):
Interest income (expense)-net	(11,847)	363	(50,531)	1,133
Gain on foreign currency-net	(2,397)	4,460	143	10,838
Other income (expense)-net	473	1,062	(104)	1,813
Total other income (expense)	$(13,771)	$5,885	$(50,492)	$13,784
Income before provision for income taxes and noncontrolling interests	$(27,914)	$(46,769)	$(78,185)	$(135,373)
Provision for Income Taxes	$1,464	$12,278	$9,741	$45,493
Net Income Attributable to Noncontrolling Interests	$4,306	$5,023	$6,541	$12,074
Net Income Attributable to McDermott International, Inc.	$(33,684)	$(64,070)	$(94,467)	$(192,940)

Three months ended September 30, 2014 vs. three months ended September 30, 2013

Revenues

Revenues declined approximately 40%, or $272.3 million, to $414.6 million in the three months ended September 30, 2014 compared to $686.9 million for the corresponding prior-year period, primarily attributable to decreases in our Middle East segment.

Revenues in our Asia Pacific segment increased approximately 8%, or $15.2 million, primarily due to increased activity on an ongoing EPCI project in Australia and two recently awarded marine installation projects in Indonesia and Brunei partially offset by completion of activities on a subsea project in Malaysia, which was completed prior to the quarter ended September 30, 2014 but had substantial marine activity during the corresponding prior-year period. The increased activity was also offset by completion of activities on a fabrication project in Australia and a marine charter project in Malaysia during the year ended December 31, 2013.

Revenues in our Middle East segment decreased approximately 76%, or $287.6 million, during the three months ended September 30, 2014 as compared to the corresponding prior-year period. Completion of activities on a pipelay project in the Caspian in early 2014 resulted in a decrease of approximately $96.7 million as compared to the corresponding prior-year period. In addition, the substantially higher level of activity on multiple EPCI projects in Saudi Arabia during 2013 resulted in a decrease of approximately $144.3 million. Further, on an EPCI project in Saudi Arabia, revenues decreased by $29.0 million, as compared to the prior-year period, primarily due to delayed access to the project site to complete the remaining scope.

Revenues in our Americas segment were $117.0 million during the three months ended September 30, 2014, which was comparable to the corresponding prior-year period.

Revenues relating to projects in a loss position were approximately $63.8 million during the three months ended September 30, 2014 as compared to $96.0 million during the three months ended September 30, 2013.

Cost of Operations

Cost of operations decreased approximately 46%, or $316.1 million, in the three months ended September 30, 2014 as compared to the corresponding prior-year period, primarily due to reduced activity in our Middle East segment.

Cost of operations in our Asia Pacific segment decreased by $45.4 million during the three months ended September 30, 2014 as compared to the corresponding prior-year period, primarily due to the completion of activities on a subsea project and a marine charter project in Malaysia, partially offset by increased activity on an ongoing EPCI project in Australia. The subsea project in Malaysia had incurred a net increase in cost estimates of approximately $33 million related to the availability of marine vessels during the three months ended September 30, 2013, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, under the caption “Use of Estimates.” This project was completed in the first half of 2014.

Cost of operations in our Middle East segment decreased approximately 72%, or $245.2 million. Completion of activities on a pipelay project in the Caspian in early 2014 resulted in a decrease of approximately $108.9 million, as compared to the corresponding prior-year period. In addition, the substantially higher level of activity on multiple EPCI projects in Saudi Arabia during 2013 resulted in a decrease of approximately $115.9 million, as compared to the corresponding prior-year period. Further, on an EPCI project in Saudi Arabia, cost of operations decreased by approximately $17.3 million, as compared to the prior-year period, primarily as a result of delayed access to the project site to complete the remaining scope.

Cost of operations in our Americas segment decreased by $25.5 million. The decrease was primarily due to the completion of activities on multiple projects at our Morgan City facility during 2013 and the completion of an EPCI project in Brazil prior to the three months ended September 30, 2014. This decrease was partially offset by increased marine activity on a subsea project in the U.S. Gulf of Mexico, which was completed during the three months ended September 30, 2014. Also offsetting the decreased cost of operations were higher activities from a fabrication project in our Altamira facility and the commencement of a marine charter project in Brazil.

Operating Income (Loss)

Operating results improved approximately 73%, or $38.5 million, in the three months ended September 30, 2014 compared to the corresponding prior-year period, attributable to improvements in our Asia Pacific and Americas segments, partially offset by a deterioration in our Middle East segment.

Operating income in our Asia Pacific segment improved by $57.3 million during the three months ended September 30, 2014 compared to the corresponding prior-year period. The improvement was primarily due to the completion of marine activity on a subsea project in Malaysia prior to the three months ended September 30, 2014. This project, which was in a loss position, incurred a net increase in cost estimates of approximately $33 million during the three months ended September 30, 2013, primarily related to the availability of marine vessels, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, under the caption “Use of Estimates.” In addition, a recently completed marine installation project in Brunei contributed to the improved operating income by approximately $17.8 million due to higher marine activity during the three months ended September 30, 2014, as compared to the corresponding prior-year period.  Also contributing to the improvement in operating income for the three months ended September 30, 2014 were combined additional cost recoveries of approximately $9.5 million for insurance claim collection and final project close-out adjustments on two projects completed in the prior-year period.

Operating results in our Middle East segment deteriorated by a net amount of approximately $41 million during the three months ended September 30, 2014 compared to the corresponding prior-year period. The net deterioration was led primarily by substantially higher levels of activity on multiple EPCI projects during the corresponding prior-year period and partly due to changes in cost estimates during the three months ended September 30, 2014. One of the EPCI projects in Saudi Arabia deteriorated by $9.7 million, primarily due to higher estimated costs to complete of $7.9 million during the three months ended September 30, 2014, mostly due to weather downtime on our marine vessels. Substantially lower levels of activity on an EPCI project in Saudi Arabia and an EPCI project in the UAE during the three months ended September 30, 2014 resulted in a decline of approximately $15.6 million. On another EPCI project in Saudi Arabia, cost estimate changes of approximately $4.2 million and substantial completion of the marine scope of work resulted in a decline of $7.2 million for the three months ended September 30, 2014.  Further, on an EPCI project in Saudi Arabia, operating income decreased by approximately $11.8 million during the three months ended September 30, 2014, primarily due to increased overall estimated costs to complete by approximately $8.6 million, reflecting the cost of an incremental mobilization and inefficiencies of executing out-of-sequence work due to a revised execution plan resulting from delayed access to the project site.  These deteriorations were partially offset by an improvement of approximately $12.3 million on a pipelay project in the Caspian, which was completed earlier in 2014, primarily due to increased cost recovery estimates based on positive developments during the three months ended September 30, 2014 from the ongoing project close-out process with the customer.

The operating results of the Americas segment improved by $24.1 million to an operating loss of $8.3 million during the three months ended September 30, 2014, as compared to an operating loss of $32.4 million during the corresponding prior-year period. A reduction of project losses of approximately $13.6 million on a subsea project in the U.S. Gulf of Mexico was primarily due to project close-out marine spread cost savings and increased cost recovery based on positive developments from ongoing negotiations with the customer. Further, the results of two projects completed prior to the three months ended September 30, 2014, an EPCI project in Brazil and a fabrication project in Altamira, contributed approximately $7.5 million in the aggregate to the improvement, as compared to the corresponding prior-year period, primarily due to increased cost recovery estimates on positive developments from ongoing negotiations with the customers. Also contributing to improved operating result during the three months ended September 30, 2014 was the discontinued utilization of our Morgan City fabrication facility, higher utilization of our Altamira facility and higher overall marine activity for the segment during the three months ended September 30, 2014 as compared to the corresponding prior-year period.

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

Other Items in Operating Income

Selling, general and administrative expenses increased $8.7 million in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily as a result of increased amortization of deferred non-cash benefit plan losses and increased selling and tendering expenses.

Gain on sale of assets for three months ended September 30, 2014 included gain from the sale of the DB16 of approximately $4.7 million.

Other Items

Results for the quarter ended September 30, 2014 were impacted by interest expense from the new financing arrangements as discussed in Note 3. The quarter ended September 30, 2013 was not materially impacted by interest expense.

Loss on foreign currency—net increased by $6.9 million to a loss of $2.4 million in the three months ended September 30, 2014 from a gain of $4.5 million in the three months ended September 30, 2013. The deterioration was mainly due to foreign currency loss of $2.0 million and losses related to derivative instruments and hedging activities of $0.4 million, mainly from the foreign currency contracts entered for one of the Asia Pacific segment’s EPCI projects, through 2017, recognized during the three months ended September 30, 2014, as compared to foreign currency gains of $1.4 million and gains related to derivative instruments and hedging activities of $3.1 million recognized during the three months ended September 30, 2013.

At September 30, 2014, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $893.5 million at September 30, 2014, with maturities extending through 2017. Of this amount, approximately $525.7 million is associated with various foreign currency expenditures we expect to incur in connection with an EPCI project in the Asia Pacific segment.

Provision for Income Taxes

For the three months ended September 30, 2014, we recognized a loss before provision for income taxes of $27.9 million, compared to a loss of $46.8 million in the three months ended September 30, 2013.  In the aggregate, the provision for income taxes was $1.5 million and $12.3 million for the three months ended September 30, 2014 and 2013, respectively.

We were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily Brazil, Kuwait, Malaysia and Singapore).  In addition, our provision for incomes taxes decreased as a result of changes in tax positions taken in prior periods, primarily related to expiring statute of limitations in certain foreign tax jurisdictions.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $0.7 million to $4.3 million in the three months ended September 30, 2014 compared to $5.0 million for the three months ended September 30, 2013, primarily due to decreased revenue in two of our subsidiaries.

Nine Months ended September 30, 2014 Compared to Nine Months ended September 30, 2013

Revenues

Revenues decreased approximately 30%, or $647.1 million, to approximately $1.5 billion in the nine months ended September 30, 2014 compared to $2.1 billion for the corresponding prior-year period, primarily due to decreases in our Asia Pacific and Middle East segments.

Revenues in our Asia Pacific segment decreased approximately 36%, or $264.9 million. The decline was largely due to the completion in 2013 of two of our EPCI projects in Australia and a marine installation project in Malaysia that had significant marine activity during the nine months ended September 30, 2013. Also contributing to the revenue decrease was approximately $50 million of successful project close-out negotiations and resolution of pending change orders with our customer on one of the EPCI projects in Australia, which occurred in the corresponding prior-year period. In addition, completion of activities on a subsea project in Malaysia, a fabrication project in Australia and a marine charter project in Malaysia, each of which had significant activity during the corresponding prior-year period also led to decreased revenue during the nine months ended September 30, 2014. These decreases were partially offset by revenues associated with increased fabrication activity on an ongoing EPCI project in Australia and increased marine activity on a recently completed marine installation project in Brunei.

Revenues in our Middle East segment decreased approximately 38%, or $355.0 million, primarily due to the completion of activities on a pipelay project in the Caspian, an EPCI project in India and marine activity on two EPCI projects in Saudi Arabia, each of which had higher activity during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014. These declines were partially offset by increased activity on an EPCI project in Saudi Arabia.

Revenues in our Americas segment decreased approximately 6%, or $27.2 million. The decrease was primarily due to lower fabrication activity in the region as a result of the discontinued utilization of our Morgan City fabrication facility in 2013 and the completion of a fabrication project in the Altamira facility during the quarter ended June 30, 2014. The decrease was partially offset by revenues associated with marine activity in Brazil and execution of a subsea project in the U.S. Gulf of Mexico during the nine months ended September 30, 2014.

Revenues relating to projects in a loss position were approximately $250.6 million during the nine months ended September 30, 2014 as compared to approximately $307.5 million during the nine months ended September 30, 2013.

Cost of Operations

Cost of operations decreased approximately 34%, or $728.4 million, to $1.4 billion in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily attributable to decreases in activity in our Asia Pacific and Middle East segments.

Cost of operations in our Asia Pacific segment decreased by $286.4 million, primarily due to the completion in 2013 of two EPCI projects in Australia and a marine installation project in Malaysia that had significant activity during the nine months ended September 30, 2013. The decrease was also due to the completion of marine activity on a subsea project in Malaysia prior to the quarter ended September 30, 2014. This project, which was in a loss position, was significantly impacted by project charges associated with changes in estimates related to the availability of marine vessels during the nine months ended September 30, 2013, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, under the caption “Use of Estimates.” Further, two projects, a fabrication project in Australia and a marine charter project in Malaysia, were also substantially completed during the year ended December 31, 2013, which led to a decline in the cost of operations in the nine months ended September 30, 2014 as compared to the corresponding prior-year period. These decreases were partially offset by costs associated with marine activity on a recently awarded project in Brunei and fabrication activity on an existing EPCI project in Australia during the nine months ended September 30, 2014.

Cost of operations in our Middle East segment decreased by $403.0 million, primarily due to the substantial completion of a pipelay project in the Caspian, an EPCI project in India and marine activity on two EPCI projects in Saudi Arabia, each of which had higher activity in the corresponding prior-year period. One of the EPCI projects in Saudi Arabia was significantly influenced by an increase in cost estimates of approximately $38.0 million during the nine months ended September 30, 2013, due to an extended offshore hookup campaign. These declines were partly offset by increased activity on an ongoing EPCI project in Saudi Arabia.

Cost of operations in our Americas segment decreased by $39.5 million. The decrease was primarily due to lower fabrication activity in the region as a result of the completion of a project, the discontinued utilization of our Morgan City fabrication facility in 2013 and the completion of a fabrication project in the Altamira facility during the quarter ended June 30, 2014. The decrease was partially offset by increased costs associated with overall higher marine activity in the region, an increase of approximately $66.3 million to complete an EPCI project in Altamira, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, under the caption, “Use of Estimates,” and the completion of activities on a subsea project in the U.S. Gulf of Mexico during the nine months ended September 30, 2014.

Operating Income

Operating results improved $121.5 million to an operating loss of $27.7 million in the nine months ended September 30, 2014 from an operating loss of $149.2 million in the nine months ended September 30, 2013, primarily due to improvements in our Middle East and Americas segments.

The Asia Pacific segment’s operating results increased by $8.3 million. The net increase in operating income was primarily driven by an improvement of $136.2 million in a subsea project in Malaysia during the nine months ended September 30, 2014 as compared to the corresponding prior-year period. This project was significantly impacted by project charges associated with net changes in estimates of approximately $99.0 million related to the availability of marine vessels during the nine months ended September 30, 2013, as discussed in Note 1 to our unaudited condensed consolidated financial statements, under the caption, “Use of Estimates.” During the nine months ended September 30, 2014, this project experienced positive changes in cost estimates of approximately $31.5 million, mainly due to productivity improvements on our marine vessels and offshore support activities and project close out-savings. The improvement was partially offset by an approximately $125.8 million decline in operating income from two of our EPCI projects in Australia and a marine installation project in Malaysia, which had significant marine activity in the nine months ended September 30, 2013, including approximately $50 million of successful project close-out negotiations and resolution of pending change orders with our customer on one of the EPCI projects, and were completed during the year ended December 31, 2013.

The Middle East segment’s operating results improved by $49.4 million. The improvement was primarily attributable to a pipelay project in the Caspian, where the results improved by approximately $51.1 million, primarily due to increased revenue and reduced cost estimates of approximately $46.9 million, based on positive developments during the nine months ended September 30, 2014 from the ongoing project closeout process with the customer. On one of our EPCI projects in Saudi Arabia, our operating results improved by approximately $23.6 million, primarily due to favorable changes in cost estimates during the nine months ended September 30, 2014, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, under the caption “Use of Estimates.” These increases were partially offset by deteriorations of approximately $14.0 million on an EPCI project in Saudi Arabia, mainly due to changes in cost estimates of approximately $23.4 million that primarily resulted from vessel downtime due to weather and standby delays (which may be recoverable from the customer, but which were not recognizable at September 30, 2014). On another EPCI project in Saudi Arabia, operating income decreased by approximately $17.3 million during the nine months ended September 30, 2014, primarily due to increased overall estimated costs to complete by approximately $15.2 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work.

The Americas segment recognized an operating loss of $29.0 million in the nine months ended September 30, 2014, compared to an operating loss of $97.5 million in the nine months ended September 30, 2013. This improvement of $68.5 million was primarily due to: net changes in estimates on five projects partially offset by increased overall marine activity; gains on the sale of assets; and lower level of restructuring charges as compared to the corresponding prior-year period. Also contributing to improved operating result during the three months ended September 30, 2014 was the discontinued utilization of our Morgan City fabrication facility and higher utilization of our Altamira facility, as compared to the corresponding prior-year period.

On an EPCI project in Altamira, our operating income decreased by $58.3 million, primarily due to increases in estimates of extended project management costs arising from expected project delays, projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases and the recognition of corresponding liquidated damages. This project is estimated to be completed in the fourth quarter of 2015. The decrease was partially offset by an increase of approximately $37.8 million on an EPCI project in Brazil, mainly due to $37.4 million of project close-out improvements from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. In addition, increased overall marine activity during the nine months ended September 30, 2014, as compared to prior-year corresponding period, resulted in a net improvement of $23.2 million.

Gain on asset sales during the nine months ended September 30, 2014 recorded in our Americas segment was approximately $38.2 million, which included approximately $25.0 million from the sale of our Harbor Island facility near Corpus Christi, Texas and approximately $10.1 million from assets disposed from our Morgan City fabrication facility.

Restructuring costs in the Americas segment decreased by $11.4 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Other Items in Operating Income

Selling, general and administrative expenses increased $16.1 million, primarily as a result of increased amortization of deferred non-cash benefit plan losses and increased selling and tendering expenses.

Gain on sale of assets for the nine months ended September 30, 2014 primarily related to gains on the sale of the DB 16 and the KP1 of approximately $11.1 million and gains from the sale of our Harbor Island facility near Corpus Christi, Texas of approximately $25.0 million and from the disposal of various assets from our Morgan City facility of approximately $10.1 million. In addition, gain on sale of assets for the nine months ended September 30, 2014 included the effect of cancellation of a pipelay system originally intended for the CSV 108, which resulted in a $10.7 million improvement to the equipment cancellation cost estimate included in the $37.8 million of vessel impairment charges recognized during the quarter ended December 31, 2013.

Operating income was also impacted by a reduction in restructuring expense of approximately $7.4 million from $19.5 million in the nine months ended September 30, 2013 to $12.1 million incurred in the nine months ended September 30, 2014, as discussed above under “—Recent Developments—Americas and Corporate Restructuring.”

Equity in loss of unconsolidated affiliates improved by $7.4 million to a loss of $5.6 million in the nine months ended September 30, 2014 as compared to a loss of $13.0 million in the nine months ended September 30, 2013, primarily due to improved results generated by our FloaTEC joint venture.

Other Items

Results for the nine months ended September 30, 2014 were significantly impacted by interest expense from the new financing arrangements as discussed below. The nine-month period ended September 30, 2013 was not significantly impacted by interest expense.

Gain on foreign currency —net decreased by $10.7 million to a gain of $0.1 million in the nine months ended September 30, 2014 from a gain of $10.8 million in the nine months ended September 30, 2013. The deterioration is mainly due to foreign currency loss of $3.7 million and gains related to derivative instruments and hedging activities of $3.8 million, mainly from the foreign currency contracts entered for one of the Asia Pacific segment’s EPCI projects, through 2017, recognized during the nine months ended September 30, 2014, as compared to foreign currency gains of $3.3 million and gains related to derivative instruments and hedging activities of $7.5 million recognized during the nine months ended September 30, 2013.

Provision for Income Taxes

For the nine months ended September 30, 2014, we recognized a loss before provision for income taxes of $78.2 million, compared to a loss of $135.4 million in the nine months ended September 30, 2013.  In the aggregate, the provision for income taxes was $9.7 million and $45.5 million for the nine months ended September 30, 2014 and 2013, respectively.

We were able to utilize past losses in certain jurisdictions, which were previously un-benefited, to offset our improving income (primarily Brazil, Kuwait, Malaysia and Singapore).  In addition, our provision for incomes taxes decreased as a result of changes in tax positions taken in prior periods, primarily related to expiring statute of limitations in certain foreign tax jurisdictions.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $5.6 million to $6.5 million in the nine months ended September 30, 2014 from $12.1 million in the nine months ended September 30, 2013, primarily due to decreased revenues in three of our subsidiaries.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. The total unapproved change orders included in our estimates at completion aggregated approximately $352.3 million, of which approximately $168.9 million was included in backlog at September 30, 2014. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Total claims revenue included in backlog at September 30, 2014 and December 31, 2013 was approximately $0.1 million and $0.2 million, respectively. See Note 1 to our unaudited condensed consolidated financial statements included in this report for a discussion of claims revenue included in our estimates at completion as of September 30, 2014.

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

Of the September 30, 2014 backlog amount of $4.0 billion, approximately $385.4 million relates to four active projects that are in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount is $169.0 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the fourth quarter of 2015, and $116.1 million pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, both of which are in our Americas segment. The amount also includes $91.1 million of backlog relating to an EPCI project in Saudi Arabia, which is expected to be completed by early 2016 and $9.2 million relating to another EPCI project in Saudi Arabia scheduled for completion during the fourth quarter of 2014, both of which are being conducted in our Middle East segment.  These four projects represent 100% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2013	$4,802,223
Bookings from new awards	209,414
Additions and reductions on existing contracts	462,559
Less: Amounts recognized in revenues	1,494,489
Backlog at September 30, 2014	$3,979,707

Our backlog by segment was as follows:

	September 30, 2014		December 31, 2013
	(dollars in millions)
Asia Pacific	$2,174	55%	$2,365	49%
Middle East	1,275	32%	1,653	35%
Americas	531	13%	784	16%
Total Backlog	$3,980	100%	$4,802	100%

Of the September 30, 2014 backlog, we expect to recognize revenues as follows:

	2014	2015	Thereafter
	(in millions)
Total backlog	$743	$2,774	$463

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from operations and cash and cash equivalents. Management believes that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

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

New Credit Facilities

The indebtedness and other obligations under the New Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). In connection with the New Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the New Credit Agreement, which we have capitalized and are amortizing to interest expense over the respective terms of the LC Facility and the Term Loan. We also paid certain fees to the initial purchasers of the senior secured notes and to the underwriter of the tangible equity units referred to below, which we have capitalized and are amortizing to interest expense over the respective terms of the related indebtedness.

LC Facility and Cash-Collateralized Bilateral Letters of Credit

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility. As of September 30, 2014, the aggregate face amount of letters of credit issued under the LC Facility was $192.9 million. There were no financial letters of credit issued under the LC facility as of September 30, 2014.

In addition, the LC Facility permits us to deposit up to $300.0 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of September 30, 2014, we had an aggregate face amount of approximately $134.0 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $19.8 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying condensed consolidated balance sheet as of September 30, 2014.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least certain specified amounts over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200.0 million of minimum available cash, at the end of each quarter. We were in compliance with the covenants under the LC Facility as of September 30, 2014.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. As of September 30, 2014, we had $299.3 million in borrowings outstanding under the Term Loan agreement, of which $3.0 million was classified as current notes payable.

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

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of September 30, 2014, we were in compliance with all of the covenants under the Term Loan.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of September 30, 2014, there was $500.0 million of Senior Notes outstanding.

The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.

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

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240.0 million. As of September 30, 2014, the Amortizing Notes were recorded as long-term debt totaling $44.1 million, of which $15.0 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts totaled 40.9 million at September 30, 2014, based on the maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

North Ocean 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the North Ocean 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the North Ocean 105, and a lien on substantially all of the other assets of

North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of September 30, 2014 and December 31, 2013, there was $53.1 million and $57.2 million, respectively, in borrowings outstanding under this agreement, of which (as of each date) approximately $8.2 million was classified as current notes payable.

North Ocean 102

In December 2009, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, entered into a vessel-owning joint venture transaction with Oceanteam ASA. JRMSA had guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%. JRMSA paid in full the approximately $31.4 million notes payable balance upon maturity during January 2014. JRMSA expects to exercise its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014. As of December 31, 2013, we reported consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable and paid in full in early 2014.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc. and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of September 30, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $57.4 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of three institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities, primarily in Asia and the Middle East. Letters of credit issued under two of these arrangements have either been replaced by letters of credit under the LC Facility or cash collateralized. The letters of credit issued under these arrangements totaled $12.0 million and $39.8 million as of September 30, 2014 and December 31, 2013, respectively.

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During the nine months ended September 30, 2014, we replaced these letters of credit with letters of credit and cash collateralized letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc., both subsidiaries of MII. As of September 30, 2014 and December 31, 2013, bonds issued under these arrangements totaled $51.1 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The project requiring these bonds was completed during the quarter ended June 30, 2014, allowing us to cancel the outstanding bonds. Accordingly, as of September 30, 2014, there were no bonds issued under these arrangements. As of December 31, 2013, the bonds issued under these arrangements totaled $106.3 million.

Cash, Cash Equivalents and Investments

In the aggregate, our cash and cash equivalents, restricted cash and investments increased by $730.0 million to $885.9 million as of September 30, 2014 from $155.9 million as of December 31, 2013, primarily due to the financing transactions discussed in “—Recent Developments” above.

As of September 30, 2014, we had current restricted cash and cash equivalents totaling $239.3 million compared to $23.7 million as of December 31, 2013, due to cash collateral for letters of credit which generally may be replaced with letters of credit under the LC Facility.

As of September 30, 2014, we had investments with a fair value of $2.6 million. Our investment portfolio consists of commercial paper and mutual funds. Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Our net unrealized gain on investments was $0.2 million at September 30, 2014. During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2013.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash, improved by $64.9 million to a negative $118.2 million at September 30, 2014 from a negative $183.1 million at December 31, 2013, primarily due to the decreases in short-term notes payables and accounts payable.

Contracts in Progress and Advanced Billings on Contracts

Our net contracts in progress and advanced billings on contracts decreased by $10.4 million to $136.7 million as of September 30, 2014 from $147.1 million as of December 31, 2013.

Cash Flow Activities

Operating activities. Our net cash used in operating activities was $112.3 million in the nine months ended September 30, 2014, as compared to the $168.1 million used in the nine months ended September 30, 2013.

Investing activities. Our net cash used in investing activities was $356.1 million in the nine months ended September 30, 2014, compared to cash used in investing activities of $167.8 million in the nine months ended September 30, 2013. This change was primarily attributable to an increase in restricted cash and cash equivalents related to the financing transactions discussed in “—Recent Developments” above.

Financing activities. Our net cash provided by financing activities was $994.5 million in the nine months ended September 30, 2014 as compared to net cash used in financing activities of $22.1 million in the nine months ended September 30, 2013. The change was primarily attributable to the financing transactions discussed in “—Recent Developments” above.

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

Capital expenditures for the nine months ended September 30, 2014 were $216.5 million, as compared to $225.4 million for the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2014 were primarily attributable to the construction of the CSV 108, the Deepwater Lay Vessel 2000 (“DLV 2000”), and the continued development of our Altamira, Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. Capital expenditures for the nine months ended September 30, 2013 were primarily attributable to the construction of the CSV 108 and upgrades to the NO 105 and DB 32, as well as costs associated with upgrading the capabilities of other marine vessels, including related equipment.

Based on our expectations relating to the demand in the deepwater market, in December 2012, we entered into a contract to construct the DLV 2000. Like the CSV 108, the DLV 2000 is designed for advanced deepwater subsea and marine construction operations. Prior to December 31, 2015, we expect to incur capital expenditures ranging from approximately $335.0 million to $350.0 million associated with the construction of the CSV 108 and DLV 2000, including related equipment.

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

At September 30, 2014, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $893.5 million at September 30, 2014, with maturities extending through 2017. Of this amount, approximately $525.7 million is associated with various foreign currency expenditures we expect to incur on the Asia Pacific segment EPCI project.

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

We have exposure to changes in interest rates under our Term Loan (see Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). As of September 30, 2014, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of these obligations had fixed interest rates.

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

At September 30, 2014:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at September 30, 2014
Investments	$400	$-	$-	$-	$-	$2,213	$2,613	$2,613
Average Interest Rate	0.23%					0.44%
Long-term Debt — fixed rate (including current maturities)	$7,917	$24,231	$25,403	$17,608	$8,588	$517,294	$601,041	$590,984
Average Interest Rate	7.55%	7.58%	7.64%	7.72%	7.79%	7.93%
Long-term Debt — floating rate (1) (including current maturities)	$750	$3,000	$3,000	$3,000	$3,000	$286,500	$299,250	$303,552
Average Interest Rate	5.25%	5.30%	6.16%	6.90%	7.16%	7.44%

At December 31, 2013:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value at December 31, 2013
Investments	$-	$-	$-	$-	$-	$14,908	$14,908	$13,511
Average Interest Rate						1.02%
Long-term Debt — fixed rate (including current maturities)	$8,170	$8,170	$8,170	$8,170	$8,170	$16,339	$57,189	$58,368
Average Interest Rate	2.76%	2.76%	2.76%	2.76%	2.76%	2.76%
Long-term Debt — floating rate (including current maturities	$31,373	$-	$-	$-	$-	$-	$31,373	$31,637
Average Interest Rate	2.98%
(1)	Floating interest rates subject to 1% LIBOR floor

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at September 30, 2014 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2014	Fair Value at September 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$87,427	$(676)	0.8759
Danish Krone	$29,008	$(357)	5.8053
Euros	$86,629	$(2,581)	1.3044
Pound Sterling	$26,980	$(368)	1.6432
Indian Rupee	$1,701	$77	65.2484
Mexican Peso	$92,800	$(192)	13.4826
Norwegian Kroner	$91,261	$(628)	6.4051
Singapore Dollar	$63,030	$(1,611)	1.2428

Foreign Currency	Year Ending December 31, 2015	Fair Value at September 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$112,778	$(10,769)	0.9479
Danish Krone	$26,578	$(1,152)	5.6226
Euros	$14,144	$(1,002)	1.3620
Pound Sterling	$3,186	$(57)	1.6478
Indian Rupee	$7,612	$(199)	63.0591
Norwegian Kroner	$23,237	$(992)	6.1113
Singapore Dollar	$122,859	$(891)	1.2658

Foreign Currency	Year Ending December 31, 2016	Fair Value at September 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$77,104	$(7,226)	0.9349
Danish Krone	$6,654	$(260)	5.6143
Pound Sterling	$861	$(14)	1.6431

Foreign Currency	Year Ending December 31, 2017	Fair Value at September 30, 2014	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(1,540)	0.9062

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2014, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31	258	$7.71	not applicable	not applicable
August 1 - August 31	2,280	$7.36	not applicable	not applicable
September 1 - September 30	1,021	$7.06	not applicable	not applicable
	3,559	$7.31	not applicable	not applicable

Item 6. Exhibits

Exhibit Number	Description

3.1*

McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2

McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-08430)).

3.3*

Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430))

10.1*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.2*

Separation Agreement dated as of August 23, 2014 by and between Perry L. Elders and McDermott International, Inc. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

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

McDERMOTT INTERNATIONAL, INC.

By:	/s/ Stuart Spence
Stuart Spence Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 5, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1*

McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2

McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-08430)).

3.3*

Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.2*

Separation Agreement dated as of August 23, 2014 by and between Perry L. Elders and McDermott International, Inc. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

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