Form 10-K
period 2014-12-31
MCDERMOTT INTERNATIONAL INC
filed 2015-03-02
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2014) was approximately $2.0 billion.

The number of shares of the registrant’s common stock outstanding at February 20, 2015 was 237,810,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I

Item 1. BUSINESS

General

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is an engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Middle East, Asia Pacific, the North Sea and Africa, our integrated resources include approximately 13,400 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

MII’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Segments

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas (previously Atlantic), Middle East and North Sea and Africa. The Caspian region is no longer considered an operating segment and is aggregated into the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, long-term economic characteristics and oversight responsibilities. Accordingly, we report financial results under three reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization. See Note 11 to our audited consolidated financial statements included in this annual report for summarized financial information on our segments.

Asia Pacific Segment

Through our Asia Pacific segment, we serve the needs of customers primarily in Australia, Indonesia, Vietnam, Malaysia, Thailand and India. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interests in joint ventures, we have access to fabrication capacity in China and engineering and fabrication capacity in Malaysia. At December 31, 2014 and 2013, our Asia Pacific segment employed approximately 4,800 and 5,100 employees, respectively.

Americas Segment

Through our Americas segment, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad and Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Dubai and Chennai. The primary fabrication facility for this segment is located in Altamira, Mexico. We have substantially completed the discontinued utilization of the Morgan City facility, as further discussed below under the caption “Restructuring.” Our Americas segment employed approximately 3,000 and 2,200 employees at December 31, 2014 and 2013, respectively.

Middle East Segment

Through our Middle East segment, which includes our North Sea and Africa operations, we serve the needs of customers primarily in Saudi Arabia, Qatar, the United Arab Emirates (U.A.E.), Kuwait, India, Azerbaijan, Russia, the North Sea and Africa. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India, Al Khobar, Saudi Arabia and United Kingdom offices and are supported by additional resources from our Houston and Baku, Azerbaijan offices. The primary fabrication facility for this segment is located in Dubai, U.A.E. At December 31, 2014 and 2013, our Middle East segment employed approximately 5,600 and 6,700 employees, respectively.

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

Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involved our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involved, among other things, reductions of management, administrative, fabrication and engineering personnel, and discontinued utilization of the Morgan City facility. With the completion of all remaining project activities from the Morgan City facility during the last quarter of 2014, the restructuring was substantially complete by December 31, 2014.  Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we exited our joint venture operation in Brazil in 2014. Costs associated with our Americas restructuring activities primarily included severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs.

We have completed a major review of our cost structure, and we are implementing a plan to increase our profitability and flexibility of the Company through reduced fixed and variable costs. The plan includes headcount reductions, as well as the centralization of procurement and operational activities. We expect to incur $25.0 million to $30.0 million in restructuring costs in 2015, as a result of the review.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. In March 2014, we changed our organizational structure to orient around offshore and subsea business activities through four primary geographic regions. Costs associated with our corporate reorganization activities have included severance, relocation and other personnel-related costs and costs for advisors.

Dispositions and Other Items

2014

During the quarter ended September 30, 2014, we committed to a plan to sell vessel equipment, including dynamic positioning thrusters and a deepwater pipelay winch system. These items of equipment were part of upgrades to one of our marine vessels. We cancelled those upgrades in December 2013.

During the year ended December 31, 2014, we completed the sale of the DB16 and the DLB KP1 for aggregate cash proceeds of approximately $24.5 million.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million.

In June 2014, as part of our plan to discontinue utilization of our Morgan City facility, we disposed of several assets, including various items of equipment, for aggregate cash proceeds of approximately $13.6 million.

2013

During the year ended December 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million.

2012

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 acquisition of substantially all of the assets of Secunda International Limited (the “Secunda Acquisition”). The cash proceeds from the charter fleet sale were approximately $61.0 million.

Acquisitions

In December 2014, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, exercised its option to purchase Oceanteam ASA’s 50% ownership interest in the entities that own the North Ocean 102 (the “NO 102”) subsea construction vessel. We have consolidated these entities since acquiring a 50% ownership interest in 2009. The cash consideration paid was approximately $32.9 million.

During the year ended December 31, 2013, we acquired all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. The total consideration we paid for the acquisition was approximately $9.0 million, which includes cash, $6.0 million and the delivery of 313,580 restricted shares of MII common stock (out of treasury).

During the year ended December 31, 2013, we entered into joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd.

We had no significant acquisitions during the year ended December 31, 2012.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2014, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $118.5 million, of which approximately $28.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to July 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and those that are in progress. These amounts are presented in U.S. dollars. Currency risk associated with backlog contracts that is not mitigated within the contract is generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. Backlog is a measure not defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against our customers. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog, except to the extent of any contract awards we may receive from those joint ventures.

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. The total unapproved change orders included in our estimates at completion aggregated approximately $277.0 million, of which approximately $75.0 million was included in backlog at December 31, 2014. As of December 31, 2013, the total unapproved change orders included in our estimates at completion aggregated approximately $514.2 million, of which approximately $112.3 million was included in backlog. If an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Total claims revenue included in backlog at December 31, 2014 and December 31, 2013 was approximately $6.5 million and $17.2 million, respectively. See Note 1 for a discussion of claims revenue included in our estimates at completion as of December 31, 2014.

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

Of the December 31, 2014 backlog amount of $3.6 billion, approximately $401.2 million relates to five active projects that are in a loss position, whereby future revenues are expected to equal costs when recognized. Included in this amount is $146.4 million of backlog associated with an EPCI project in Altamira, which is expected to be completed in the fourth quarter of 2015, $102.2 million of backlog pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $50.1 million of backlog relating to a charter project in Brazil scheduled for completion during the second quarter of 2015, all of which are in our Americas segment. The amount also includes $92.9 million of backlog relating to an EPCI project in Saudi Arabia which is expected to be completed by the third quarter of 2016 and $9.6 million of backlog relating to a hook-up project in Saudi Arabia scheduled for completion by the second quarter of 2015, both of which are in our Middle East segment. These five projects represent 100% of the backlog amount in a loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

The following table summarizes changes to our backlog:

(In thousands)
Backlog at December 31, 2013	$4,802,223
Bookings from new awards	474,185
Additions and reductions on existing contracts	625,480
Less: Amounts recognized in revenues	2,300,889

Backlog at December 31, 2014	$3,600,999

Our backlog at December 31, 2014 and 2013 was as follows:

	December 31, 2014		December 31, 2013
	(Dollars in approximate millions)
Asia Pacific	$2,013	56%	$2,365	49%
Americas	426	12%	784	16%
Middle East	1,162	32%	1,653	35%

Total Backlog	$3,601	100%	$4,802	100%

Of the December 31, 2014 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter
	(In approximate millions)
Total Backlog(1)	$2,999	$517	$85
(1)	Backlog revenue expected to be recognized on loss projects is approximately $261.8 million and $134.6 million for 2015 and 2016, respectively.

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

Asia Pacific

Our Asia Pacific segment’s key competitors include: Allseas Marine Contractors S.A.; China Offshore Oil Engineering Co. Ltd. (COOEC); Daewoo Shipbuilding and Marine Engineering Co. Ltd.; EMAS AMC; Heerema Group; Hyundai Heavy Industrial Co. Ltd.; Larsen and Toubro Ltd (India); Malaysia Marine and Heavy Engineering Holdings Berhad; Nippon Steel Corporation; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; Sapura Kencana Petroleum & TL Offshore; Sembcorp Marine Offshore Engineering (SMOE); Subsea 7 S.A. / SapuraAcergy; Swiber Holdings Ltd.; and Technip S.A.

Middle East

Our Middle East segment’s key competitors include: Hyundai Heavy Industrial Co. Ltd.; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.P.A.; Technip S.A.; Valentine Maritime (Gulf) L.L.C. and Petrofac International Ltd.

Americas

Our Americas’s segment’s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Heerema Group; EMAS AMC; KBR, Inc.; Kiewit Corporation; Saipem S.P.A.; Subsea 7 S.A.; Ceona; Seaway Heavy Lifting; and Technip S.A.

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

THHE Fabricators Sdn. Bhd. We acquired a 30% interest in this entity from THHE during the year ended December 2013. This joint venture will specifically focus on meeting the increasing needs of energy clients in Malaysia for EPCI services.

Middle East

McDermott Engineering L.L.C. and Khalid Suhail Al Shoaibi for Engineering Consultancy. We co-own this entity with Mr. Khalid Suhail Al Shoabi, a Saudi Arabian citizen. This joint venture provides various engineering services to the oil and gas industry in Saudi Arabia.

Americas

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

Customers

Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2014, 2013 and 2012 were as follows:

Year Ended December 31, 2014:
Saudi Aramco	27%
Inpex Operations Australia Pty Ltd.	25%
Petrobras	*
Chevron Corporation	*
Azerbaijan International Oil Company.	*

Year Ended December 31, 2013:
Saudi Aramco	25%
Azerbaijan International Oil Company	13%
Murphy Oil Company	*
Exxon Mobil Corporation	*
Inpex Operations Australia Pty Ltd.	*

Year Ended December 31, 2012:
Exxon Mobil Corporation	24%
Saudi Aramco	22%
BHP Billiton Petroleum Pty Ltd	10%
Al Khafji Joint Operations	*
Azerbaijan International Oil Company	*

*	Less than 10% of consolidated revenues

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

Employees

We employed approximately 13,800 and 14,000 persons worldwide at December 31, 2014 and 2013, respectively. Approximately 5,535 of our current employees were members of labor unions at December 31, 2014, compared with approximately 4,400 at December 31, 2013. Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

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

As of December 31, 2014 we had total environmental reserves of $3.7 million, all which was included in current liabilities. At December 31, 2013, we had total environmental reserves of $6.3 million. Our environmental reserves are primarily reserves related to our Morgan City facility, which we established in connection with our plan to discontinue the utilization of this facility. Inherent in our estimates of environmental reserves are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, cash flows, net income or earnings per share;
•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
•

future project activities, including the commencement and subsequent timing of marine or installation campaigns on specific projects, and the ability of projects to generate sufficient revenues to cover our fixed costs;

•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding trends towards offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	the ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and
•	the results and cost of our review of our cost structure and plan to increase profitability and flexibility.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	the volatility of oil and gas prices;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;

•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses;
•	the risk we may not be successful in updating and replacing current information technology;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Prices for oil and gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. Recent material declines in oil and natural gas prices will likely affect the demand for and pricing of our EPCI services. Since the start of the recent, substantial decline in the price of oil, many oil and gas companies have announced that they are making significant reductions in their capital expenditure budgets for 2015. The continued depression of oil or natural gas prices or activities over a sustained period of time could materially adversely affect the demand for our services and, therefore, our financial condition, results of operations and cash flows.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer additional losses.

We are engaged in a highly competitive industry, and we have contracted for a substantial number of projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods, sometimes in remote locations. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. Several of these factors contributed to the substantial operating losses we incurred in recent periods. In the future, these factors and other risks generally inherent in the industry in which we operate may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

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

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our significant customers include major integrated and national oil and gas companies.  A considerable percentage of revenue is generated from transactions with Saudi Aramco. Revenue from Saudi Aramco in the years ended December 31, 2014, 2013 and 2012 represented 27%, 25% and 22%, respectively, of our total consolidated revenue.  At the request of a significant customer, we are in the process of terminating some of our local representative and other relationships in our Middle East segment.  If we experience delays in terminating those relationships, our ability to obtain future contract awards from this customer could be adversely impacted, at least during the period of any such delay.  Our inability to continue to perform services for our large existing customers (whether due to our failure to satisfy their bid tender requirements or otherwise), if not offset by contracts with other customers, or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities or detrimental business practices by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation, even if unrelated to the conduct of our business and otherwise unrelated to us. Such misconduct could include the failure to comply with regulations on lobbying or similar activities, regulations pertaining to the internal control over financial reporting and various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective. Our or our employees’, agents’ or partners’ failure to comply with applicable laws or regulations or acts of fraud or misconduct or other improper activities or detrimental business practices, even if unrelated to the conduct of our business and otherwise unrelated to us, could subject us to fines and penalties, lead to the suspension of operations and/or result in reduced revenues and profits, and could have a material adverse effect on us.

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

Our businesses require us to obtain, and to comply with, government permits, licenses and approvals.

Our businesses are required to obtain, and to comply with, government permits, licenses and approvals. Any of these permits, licenses or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits, licenses or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing permits and licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•	failure to provide adequate financial assurance for closure;
•	failure to comply with environmental and safety laws and regulations or permit conditions;
•	local community, political or other opposition;
•	executive action; and
•	legislative action.

In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits, licenses or approvals. Our inability to obtain, and to comply with, the permits, licenses and approvals required for our businesses could have a material adverse effect on us.

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

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflicts minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new annual reporting requirements require companies to describe reasonable country of origin inquiries, due diligence measures, the results of those activities and related determinations.

Because we have a highly complex, multi-layered supply chain, we may incur significant costs to comply with these new disclosures. In addition, the implementation of procedures to comply with these requirements could adversely affect the sourcing, supply and pricing of materials, including components, used in our products. Our suppliers (or suppliers to our suppliers) may not be able or willing to provide all requested information or to take other steps necessary to ensure that no conflict minerals financing or benefiting armed groups are included in materials or components supplied to us for our manufacturing purposes. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals necessary to the functionality or production of our products through the procedures we may implement. Also, we may encounter challenges to satisfy customers that may require all of the components of products purchased by them to be certified as conflict free. If we are not able to meet customer certification requirements, customers may choose to disqualify us as a supplier. In addition, since the applicability of the conflict minerals requirements is limited to companies that file periodic reports with the SEC, not all of our competitors will need to comply with these requirements unless they are imposed by customers. As a result, those competitors may have cost and other advantages over us.

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel at a competitive cost, or decreased productivity of such personnel could disrupt our operations and result in loss of revenues.

Our success depends on the continued active participation of our executive officers and key operating personnel. The unexpected loss of the services of any one of these persons could adversely affect our operations. We implemented changes to our organizational structure during 2014 and as a part of our ongoing profitability initiative, have made and expect to make further refinements to our organizational structure in 2015. If we are unable to implement these changes as expected, it may significantly affect our business and results of operations in the future.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability and productivity of such personnel. If we should suffer any material loss of personnel to competitors, have decreased labor productivity of employed personnel for any reason, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected. In addition, changes in personnel resulting from our ongoing profitability initiative could also adversely affect our business. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Our industry has historically experienced high demand for the services of employees and escalating wage rates. If any of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

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

Our operations are also subject to the risk of cyber attacks and security breaches. As a result of a breach or failure of our computer systems or networks, or those of our customers, vendors or others with whom we do business, or a failure of any of those systems to protect against cybersecurity risks, our business operations could be materially interrupted.  In addition, any such breach or failure could result in the alteration, loss, theft or corruption of data or unauthorized release of confidential, proprietary or sensitive data concerning our company, business activities, employees, customers or vendors, as well as increased costs to prevent, respond to, or mitigate cybersecurity attacks.  These risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our business strategy includes acquisitions and ventures with other parties to continue our growth. Acquisitions of other businesses ad ventures can create certain risks and uncertainties.

We intend to pursue growth through ventures with other parties as well as the acquisition of businesses or assets that we believe will enable us to strengthen or broaden the types of projects we execute and also expand into new industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable partners, businesses or assets, reach agreement on acceptable terms or for other reasons. We may also be limited in our ability to pursue acquisitions or ventures by the terms and conditions of our current financing arrangements. Moreover, ventures and acquisitions of businesses and assets involve certain risks, including:

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

Acquisitions and ventures may be funded by the issuance of additional equity or new debt financing, which may not be available on attractive terms, particularly given our recent operating losses. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on potential credit and bonding capacity.

Additionally, an acquisition or venture may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced.

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

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents (including proceeds from our outstanding term loan and senior secured notes), investments and cash flows from operations. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and institutions represented in our revolving credit facility, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. During the global economic downturn that began in 2007, the financial markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. If national and international economic conditions deteriorate, it is possible that we may not be able to refinance our outstanding indebtedness when it becomes due, and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

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

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2014 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
ASIA PACIFIC
Singapore, Singapore	Operations/engineering/administrative office	Leased
Batam Island, Indonesia	Fabrication facility	Leased
Perth, Australia	Operations/administrative	Leased
Kuala Lumpur, Malaysia	Operations	Leased

MIDDLE EAST
Dubai (Jebel Ali), U.A.E.	Operations/engineering/fabrication/administrative office	Leased
Chennai, India	Engineering office	Leased
Al Khobar, Saudi Arabia	Operations/engineering office	Leased
Dammam, Saudi Arabia	Fabrication facility	Leased
Baku, Azerbaijan	Operations/administrative office	Leased
London, United Kingdom	Engineering/administrative office	Leased

AMERICAS
Altamira, Mexico	Fabrication facility	Owned/Leased
Mexico City, Mexico	Administrative/engineering office	Leased
Houston, Texas	Operations/engineering/administrative office	Leased
Rio de Janeiro, Brazil	Operations/administrative	Leased

CORPORATE
Houston, Texas	Administrative office	Leased

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including the reporting segments in which they were operating as of December 31, 2014:

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
ASIA PACIFIC
DB 101(2)	Pipelay/Derrick	1978/1984	3,500	—
DB 30 (3)(4)	Pipelay/Derrick	1975/1999	3,080	60
Emerald Sea(1) (2)	Multi-Service Vessel	1996/2007	100	—
Intermac 650(2)	Launch/Cargo Barge	1980/2006	—	—
DLV 2000(1) (3)	Pipelay/Derrick	Under Construction

MIDDLE EAST
DB 27(2)	Pipelay/Derrick	1974/1984	2,400	60
DB 32(2)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(2)	Multi-Service Vessel	1999/2010	100	—
CSV 108(1) (2) (5)	Multi-Service Vessel	Under Construction

AMERICAS
Agile(1)(2)	Multi-Service Vessel	1978/2011	100	—
DB 50(1)(2)	Pipelay/Derrick	1988/2012	4,400	20
NO 102(1)(2)	Multi-Service Vessel	2009	275	—
NO 105(1)(3)(4)	Multi-Service Vessel	2012	440	16
Intermac 600(2)	Launch/Cargo Barge	1973	—	—

(1)	Vessel with dynamic positioning capability.
(2)	Vessels subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(3)	Vessels not subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(4)

Vessels owned through joint ventures. Our ownership percentages are DB 30 (70%) and North Ocean 105 (75%). The NO 105 is currently subject to a mortgage securing indebtedness of the joint venture that owns that vessel.

(5)	CSV 108 entered service in February 2015.

The estimated aggregate fair market value of mortgaged vessels securing our new credit agreement and senior secured notes is approximately $939.7 million, based on independent third-party appraisals obtained during January 2015. The estimated aggregate fair market value of vessels which are not subject to mortgages securing that indebtedness is approximately $441.5 million (net of the portion of value attributable to minority ownership interests), based on independent third-party appraisals obtained during January 2015 and costs incurred through December 31, 2014. As security for the indebtedness under our credit agreement and senior secured notes, we have pledged all of the capital stock of our subsidiaries that own the vessels that are mortgaged to secure that indebtedness.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MDR. We filed certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this report.

High and low stock prices by quarter for the years ended December 31, 2014 and 2013:

YEAR ENDED DECEMBER 31, 2014

	STOCK PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2014	$9.18	$7.37
June 30, 2014	$8.35	$6.73
September 30, 2014	$7.98	$5.72
December 31, 2014	$5.55	$2.25

YEAR ENDED DECEMBER 31, 2013

	STOCK PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2013	$13.47	$10.50
June 30, 2013	$11.03	$8.18
September 30, 2013	$8.93	$6.73
December 31, 2013	$9.16	$6.93

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of February 20, 2015, there were approximately 2,358 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,290,791	$12.18	7,141,399

The following graph provides a comparison of our five-year, cumulative total shareholder return(1) from December 2009 through December 2014 to the return of S&P 500 and our peer group.

(1)	Total shareholder return assuming $100 invested on December 31, 2009 and reinvestment of dividends on daily basis, as adjusted for the July 30, 2010 spin-off of B&W.

The peer group used for the five-year comparison was comprised of the following companies:

●	Cameron International Corporation	●	Jacobs Engineering Group Inc.

●	Chicago Bridge & Iron Company N.V.	●	KBR, Inc.

●	Dresser-Rand Group, Inc.	●	Noble Corporation

●	Exterran Holdings, Inc.	●	Oceaneering International, Inc.

●	FMC Technologies, Inc.	●	Oil States International, Inc.

●	Foster Wheeler AG	●	Superior Energy Services, Inc.

●	Helix Energy Solutions Group, Inc.	●	Tidewater Inc.

The companies listed above comprise the peer group utilized for compensation benchmarking purposes in 2014 (the “Peer Group”).  In November 2013, McDermott revised the composition of the then-existing peer group (the “2013 Peer Group”) to remove certain of the largest and smallest component companies and added two additional companies that are similar in operations and size to McDermott. Accordingly, the Peer Group does not include the following companies that were included in the 2013 Peer Group:  Baker Hughes Incorporated, Cal Dive International, Inc., Halliburton Company or National Oilwell Varco.  Additionally, the Peer Group includes Exterran Holdings, Inc. and Superior Energy Services, Inc., which were not included in the 2013 Peer Group.

Item 6.SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except for per share amounts)
Statement of Operations Data(1)(2):
Revenues	$2,300,889	$2,658,932	$3,641,624	$3,445,110	$2,403,743
Operating Income (Loss)	8,554	(456,745)	307,139	314,089	314,626
Income (loss) from continuing operations before discontinued operations and noncontrolling interests	(65,394)	(489,910)	201,738	227,532	262,335
Income (Loss) from Discontinued Operations			3,497	(12,812)	(34,900)
Less: net income attributable to noncontrolling interest	10,600	18,958	10,770	12,625	26,046
Net Income (Loss) Attributable to McDermott International, Inc.	(75,994)	(508,868)	194,465	202,095	201,389
Basic Earnings per Common Share:
Income (Loss) from Continuing Operations	(0.32)	(2.15)	0.81	0.92	1.02
Income (Loss) from Discontinued Operations	—	—	0.01	(0.05)	(0.15)
Diluted Earnings per Common Share:
Income (Loss) from Continuing Operations	(0.32)	(2.15)	0.80	0.91	1.00
Income (Loss) from Discontinued Operations	—	—	0.01	(0.05)	(0.15)
Balance Sheet Data(3):
Total Assets	$3,443,957	$2,807,371	$3,333,627	$2,992,814	$2,598,688
Current Maturities of Long-Term Debt	27,026	39,543	14,146	8,941	8,547
Long-Term Debt	864,521	49,019	88,562	84,794	46,748
Total Equity	1,539,114	1,440,344	1,952,105	1,733,712	1,512,267

(1)

Statement of operations data for periods prior to December 31, 2014 has been restated to reflect the retrospective change in accounting method of recognizing actuarial gain and losses related to pension and postretirement benefit plans. In the fourth quarter of 2014, we elected to change our accounting method of recognizing actuarial gain and losses for our pension and other postretirement benefit plans. Under the new accounting method, we immediately recognize actuarial gains and losses into earnings in the fourth quarter of each year as a component of net periodic benefit cost. This change has been reported through retrospective application of the new accounting method to all periods presented. See Note 4 to our consolidated financial statements included in this annual report for information on our pension and postretirement benefit plans and Notes 13 and 14 for disclosures relating to the effect of this change in our accounting method.

(2)	Statement of operations data prior to December 31, 2010 have been restated to reflect the discontinuance of our charter fleet business and the July 30, 2010 spin-off of B&W.

(3)	Balance sheet data presented prior to December 31, 2011 includes the historical information of the charter fleet business and B&W.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our company is a leading EPCI company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Middle East, Asia Pacific, the North Sea and Africa, our integrated resources include approximately 13,400 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction.

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas (previously Atlantic), Middle East and North Sea and Africa. The Caspian region is no longer considered an operating segment and is aggregated into the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we report financial results under three reporting segments consisting of Asia Pacific, Americas and the Middle East.

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

The results of operations for the year ended December 31, 2012 reflect the historical operations of the charter fleet business as discontinued operations. The discussions of our business and results of operations in this annual report are presented on the basis of continuing operations, unless otherwise stated.

Recent Developments

In January 2015, we and GE Oil & Gas formed new joint venture entities focused on the front-end engineering and design (FEED) phases of projects in the offshore market.  The entities, which are owned 50 percent each by McDermott and GE Oil & Gas, are operating under the name io Oil & Gas™.

Overview of Operating Results

2014

The financial results for the year ended December 31, 2014 included operating income of $8.6 million. Included in this operating income are net contract improvements of $111.0 million and $117.0 million of gross profit recognition from progress achieved. Also included was $55.0 million associated with the sale of non-core assets and an improvement to the cancellation cost estimate included in vessel related impairment charges recognized during the year ended December 31, 2013 as discussed further in Notes 1 and 2 to our consolidated financial statements included in this annual report and $18 million associated with our ongoing restructuring programs, as discussed further in Note 2 to our consolidated financial statements included in this annual report.

Of the $111.0 million net of contract improvements, approximately $101.0 million was due to increased recovery of costs from certain of our projects as a result of successful renegotiation with our customers during the year ended December 31, 2014. Approximately $120 million of contract changes resulted from the recognition of profit on approved change orders and settlements during the year ended December 31, 2014. These improvements were partially offset by increased cost estimates of $110.0 million, primarily due to marine equipment downtime driven by adverse weather conditions, mechanical issues and standby delays.

2013

Financial results for the year ended December 31, 2013 included an operating loss of $456.7 million. The operating loss was a result of a combination of operational matters and commercial issues with customers that impacted, among other things, our estimates of our costs at completion for various projects. These operational matters and commercial issues included the following:

Of the $317.9 million fourth quarter 2013 operating loss, approximately $134.0 million was related to commercial issues, approximately $81.9 million was related to operational matters, approximately $86.0 million was related to impairment of balance sheet assets and approximately $16.0 million was related to restructuring charges in the Americas segment and corporate reorganization.

Of the approximate $134.0 million of fourth quarter 2013 operating losses related to commercial issues, key drivers included changes to recovery estimates on projects with unapproved change orders or claims outstanding with customers. Specifically, we recorded approximately $91.0 million of losses related to unapproved claims on two projects.

Of the approximate $81.9 million of fourth quarter 2013 operating losses related to projects with operational matters, approximately $50.0 million related to our typical selling, general and administrative costs. In addition, a key driver was a $28.0 million loss related to a subsea project in Malaysia due primarily to mechanical downtime on the North Ocean 105. The vessel has since resumed work and the project was completed in June 2014.

Business Outlook

The demand for our services is affected by the capital expenditure decisions of oil and gas producers. Many of our customers make their capital expenditure decisions based on their long-term view of oil and gas prices and the economics of specific projects. We operate in most major oil and gas producing regions of the world, work on both new and existing field developments, and provide services that require a varying amount of technical complexity. As a result, the economics of specific projects that we provide services for varies considerably.

The recent reduction in oil and gas prices from the higher supply of oil raises short-term uncertainty around the economics of certain potential projects that have not yet been approved by our customers and, therefore, are not included in our backlog. We do not currently have any reason to expect cancellation of existing projects in our backlog.

While some of our customers may defer or delay certain capital projects, we expect others, including national oil companies, to continue as they are economic or necessary in a variety of oil and gas price environments. We expect that deferral or delays of certain projects, combined with the natural decline rates of existing production, may ultimately contribute to further investment by oil and gas producers in the long-term.

In the current environment, we are focused on the things we can control, which include the execution of our current backlog and the restructuring and resizing of our business to meet our projected activity levels. Some of the restructuring activities are described in Note 2 to our audited consolidated financial statements included in this annual report. Furthermore, we expect, that with the restructuring and resizing, the amount of projects that are economic or necessary in the current environment will generate sufficient revenues to cover a substantial portion of our fixed costs.

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

Pension Accounting Change.

In the fourth quarter of 2014, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other post-retirement benefit plans. Historically, these gains and losses were recognized as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets and amortized into our consolidated statements of operations and comprehensive income (loss) over the average future service period or the average remaining life expectancy of the plan participants.   Under the new accounting method, we immediately recognize actuarial gains and losses into earnings in the fourth quarter each year as a component of net periodic benefit cost. We believe the new accounting method is preferable as it accelerates recognition of gains and losses into net income to be closer to when events resulting in gains and losses occur, such as plan investment performance, changes in discount rates, interest rate movements, mortality expectations and changes in other actuarial assumptions. This change has been reported through retrospective application of the new accounting method to all periods presented. See Note 4 to our audited consolidated financial statements included in this annual report for a further discussion of our pension and postretirement benefits and Notes 13 and 14 for disclosures relating to the effect of this change in our accounting method. Also see “— Accumulated Other Comprehensive Loss” and Note 9 for certain tax restated disclosures relating to pension accounting change.

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

As of December 31, 2014, the total unapproved change orders included in our estimates at completion aggregated approximately $277.0 million, of which approximately $75.0 million was included in backlog. As of December 31, 2013, the total unapproved change orders included in our estimates at completion aggregated approximately $514.2 million, of which approximately $112.3 million was included in backlog.  Unapproved change orders that are disputed by the customer are treated as claims.

Claims Revenue. Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather or sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the claims included in our estimates at completion at December 31, 2014 were the subject of any litigation proceedings.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $6.5 million and $17.2 million as of December 31, 2014 and December 31, 2013, respectively. All of those claim amounts at December 31, 2014 and 2013 were related to our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. There were no costs in our consolidated financial statements for the year ended December 31, 2014 pertaining to claims.  For the year ended December 31, 2013, $11.7 million of revenues and costs are included in our consolidated financial statements pertaining to claims, all of which were related to the Middle East segment. Our unconsolidated joint ventures did not include any claims revenue or associated costs in their financial results for the years ended December 31, 2014 and 2013.

We continue to actively engage in negotiations with our applicable customers with respect to our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Deferred Profit Recognition. For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines. Prior to the fourth quarter of 2013, we accounted for an Americas segment project under our deferred profit recognition policy. The project was completed during the year ended December 31, 2014, and currently there are no projects accounted for under the deferred profit recognition policy.

Completed Contract Method. Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project, we could lose the ability to forecast costs to complete adequately, based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2014, 2013 or 2012.

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

As of December 31, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the December 31, 2014 backlog amount of $3.6 billion, approximately $401.2 million relates to five active projects that are in a loss position, whereby future revenues are expected to equal costs when recognized. Included in this amount are $146.4 million of backlog associated with an EPCI project in Altamira which is expected to be completed in the fourth quarter of 2015, $102.2 million of backlog pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $50.1 million of backlog relating to a charter project in Brazil scheduled for completion during the second quarter of 2015, all of which are being conducted by our Americas segment. The amount also includes $92.9 million of backlog relating to an EPCI project in Saudi Arabia which is expected to be completed by the third quarter of 2016 and $9.6 million of backlog relating to a hook-up project in Saudi Arabia scheduled for completion by the second quarter of 2015, both being conducted in our Middle East segment. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Use of Estimates. We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a variety of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates, which impacted operating income in each of our segments for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014

Operating income for the year ended December 31, 2014 was impacted by changes in estimates relating to projects in each of our segments.

The Asia Pacific segment experienced net favorable changes aggregating approximately $51.6 million, primarily attributable to changes in estimates on seven projects. Changes in estimates on a recently completed subsea project in Malaysia resulted in an improvement of approximately $34.3 million during the year ended December 31, 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as the favorable resolution of cost contingencies relating to offshore performance risks. On a recently completed marine installation project in Brunei, a reduction in estimated cost to complete from productivity improvements on marine vessels and offshore support activities resulted in a favorable change of approximately $11.8 million. On two previously completed projects, insurance claim collection and final project close-out adjustments resulted in a combined additional recovery of approximately $10.3 million during the year ended December 31, 2014. In addition, completion of two projects resulted in project close-out savings of approximately $6.3 million. These positive changes were partially offset by a negative change in estimate of $11.0 million on an EPCI project in Australia, primarily due to lower than expected fabrication productivity, increase in procurement costs as well as an increase in marine costs primarily due to changes in marine asset utilization.

The Middle East segment was negatively impacted by net unfavorable changes aggregating approximately $4.4 million, primarily attributable to changes in four projects. On one EPCI project in Saudi Arabia, we increased our estimated cost at completion by approximately $22.5 million (which may be recoverable from the customer, but which were not recognizable at December 31, 2014), primarily as a result of vessel downtime due to weather and standby delays amounting to $43.0 million, partially offset by increased cost recovery estimates of approximately $20.5 million based on positive discussions with the customer during the fourth quarter of 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by $19.2 million, primarily as a result of increased cost estimates to complete the onshore scope. Although the project recognized a loss in the year ended December 31, 2013, it remains in an overall profitable position and is expected to be fully closed out by the quarter ending June 2015. On a third EPCI project in Saudi Arabia, we increased our estimated costs to complete by approximately $12.2 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work. This project remains profitable and is expected to be completed by March 2015. These negative changes were partially offset by approximately $53.5 million of increased cost recovery estimates on a recently completed pipelay project in the Caspian based on positive negotiations with the customer during the year ended December 31, 2014 in connection with the ongoing project close-out process. We expect final settlement on this process during early 2015, which could result in further changes to be recognized in 2015.

The Americas segment was negatively impacted by net unfavorable changes in estimates aggregating $37.2 million associated with five projects. On an EPCI project in Altamira, we increased our estimated cost to complete by approximately $68.9 million, due to liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On a subsea project in the U. S.  Gulf of Mexico, we increased our estimated cost to complete by approximately $5.5 million, primarily due to increased costs from equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed during the year ended December 31, 2014. On a fabrication project in Morgan City completed during 2013, we reduced our cost recovery estimates by approximately $7.8 million, mainly based on an agreement in principle with the customer during the year ended December 31, 2014, which resulted in lower-than-anticipated recoveries. These negative impacts were partially offset by $39.8 million of project close-out improvements on an EPCI project in Brazil, which resulted from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. We also recognized $5.2 million of cost reductions on a marine installation project in the U. S. Gulf of Mexico, mainly due to project close-out improvements.

Year ended December 31, 2013

For the year ended December 31, 2013, we recognized net project losses of approximately $315.1 million due to changes in estimates across all three of our operating segments.

The Asia Pacific segment was negatively impacted by net losses of approximately $62.2 million due to changes in estimates on four projects. On the subsea project in Malaysia discussed above, we increased our estimated cost at completion by approximately $126.9 million primarily due to downtime on the NO 105 resulting from mechanical and offshore productivity issues. This project was completed in June 2014 with subsequent improvements of approximately $34.3 million in 2014, as discussed above. On an EPCI project in Australia we completed a settlement with the customer which resulted in lower-than-expected recoveries. This project was completed in the first quarter of 2013 and the settlement documents were executed on February 5, 2014. These deteriorations were partially offset by improvements on two projects. On another EPCI project in Australia, we reduced estimated costs to complete the project by approximately $64.1 million as a result of efficiencies and productivity improvements related to offshore hookup activities. This project was completed in early 2013. On a fabrication project in Australia, we increased our change order recovery and bonuses recognized by approximately $14.7 million resulting from settlements and achieved milestones. This project was completed in March 2014.

The Middle East segment was negatively impacted by losses of $174.4 million due to changes in estimates on four projects. On the pipelay project in the Caspian Sea, we reduced the estimate of cost recovery as a result of ongoing negotiations with the customer. This project was completed in June 2014 with subsequent improvements of approximately $53.5 million in 2014, as discussed above. On an EPCI project in Saudi Arabia, we increased our estimated cost at completion by approximately $62.5 million, primarily as a result of revisions to the project’s execution plans, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and delays in completion of onshore activities. On another EPCI project in Saudi

Arabia, we increased our estimated cost to complete by approximately $16.5 million, primarily due to weather downtime and revisions to our estimated cost to complete the hookup campaign. On a third EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.4 million due to procurement and design issues which were settled on less favorable terms than previously expected. This project is currently in a loss position and is expected to be completed during the third quarter of 2016.

The Americas segment was negatively impacted by changes in estimates on six projects resulting in approximately $78.5 million of project losses. In Morgan City, we incurred additional costs of approximately $9.3 million to complete a fabrication project, primarily due to poor labor productivity. That project was completed during the fourth quarter of 2013. On a marine project in Mexico completed during 2012, we reversed previously recognized claim revenue by approximately $10.0 million due to unsuccessful claim resolution efforts. On the five-year charter of the Agile in Brazil, we increased the estimated cost to complete the project by approximately $8.6 million. The completion of this charter is expected during the first quarter of 2017. On two EPCI projects in Altamira, we increased our estimated costs at completion by approximately $40.9 million, primarily due to higher procurement costs, reduced labor productivity, and reduced utilization of the fabrication facility. Both of these projects are in a loss position. One was completed during the year ended December 31, 2014 and the other is expected to be completed by the fourth quarter of 2015. On a subsea project in the U.S. Gulf of Mexico, we recognized a loss of approximately $9.7 million, primarily driven by the recognition of liquidated damages due to the anticipated late arrival of vessels currently engaged on projects in Brazil and Malaysia. This project was completed during the year ended December 31, 2014.

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

Insurance and Self-Insurance. We have a wholly owned “captive” insurance subsidiary that provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented. We reduced our self-insurance accruals, primarily due to fewer and less severe Workers’ Compensation claims, by $8.0 million, $7.2 million and $6.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, and recognized these reductions in cost of operations in our consolidated statements of operations.

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

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets adjusted for the current period actuarial gains and losses. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our investment consultant, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market value of our plan assets. The expected long-term rate of return is based on the expected return of the various asset classes held in the plan, weighted by the target allocation of the plan’s assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings. See Note 4 to our consolidated financial statements included in this annual report for information on our pension plans.

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

Based on the goodwill impairment tests done during the year ended December 31, 2013, we recorded an impairment charge of approximately $46.7 million in the fourth quarter of 2013 in our consolidated statements of operations. This amount represented the total amount of our goodwill, which was primarily related to a 2007 acquisition.

We review our tangible and intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments. During the year ended December 31, 2014, we determined that certain of our intangible assets were fully impaired and recorded an impairment charge of approximately $1.7 million in the quarter ended December 31, 2014.

In June 2014, we cancelled a pipelay system originally intended for the Construction Support Vessel 108 (the “CSV 108”), which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel-impairment charges recognized during the year ended December 31, 2013 discussed below.

Based on market conditions and expected future utilization of our entire marine fleet, we recognized impairment charges totaling approximately $37.8 million during the year ended December 31, 2013 in our consolidated statements of operations related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction. We used appraised values and discounted future cash flows associated with the assets to determine the impairment amounts. Appraised values and discounted cash flows involve significant management judgments.

We did not recognize any impairment for the year ended December 31, 2012.

Deferred Taxes. We believe that our deferred tax assets recorded as of December 31, 2014 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 9 to our consolidated financial statements included in this annual report for information on our deferred taxes.

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

Segment Operations

Our segment revenues, net of intersegment revenues, as well as the approximate percentages of our total consolidated revenues, and operating income (loss) for each of the last three years were as follows (dollars in thousands):

	Revenues		Operating Income (Loss)
		Percent of
	Amount	Consolidated Revenues	Amount
December 31, 2014:
Asia Pacific	$937,615	41%	$55,412
Middle East	798,860	35%	(7,634)
Americas	564,414	24%	(30,282)
Corporate	—	—	(8,942)
Consolidated	$2,300,889	100%	$8,554

December 31, 2013:
Asia Pacific	$953,838	36%	$(72,159)
Middle East	1,170,663	44%	(209,080)
Americas	534,431	20%	(175,506)
Consolidated	$2,658,932	100%	$(456,745)

December 31, 2012:
Asia Pacific	$1,575,682	43%	$236,874
Middle East	1,591,881	44%	138,733
Americas	474,061	13%	(68,468)
Consolidated	$3,641,624	100%	$307,139

For additional information on the geographic distribution of our revenues, see Note 11 to our consolidated financial statements included in this annual report.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Revenues

Revenues decreased approximately 15%, or $0.4 billion, to $2.3 billion in the year ended December 31, 2014 compared to $2.7 billion for the year ended December 31, 2013. The decline in revenues was primarily attributable to the decrease in our Middle East segment discussed below.

Revenues in the Asia Pacific segment decreased by approximately 2%, or $16.2 million, to $937.6 million in the year ended December 31, 2014, compared to $953.8 million in the year ended December 31, 2013. The decline was largely due to the completion in 2013 of two of our EPCI projects in Australia and a marine installation project in Malaysia that had significant marine activity during the year ended December 31, 2013. Also contributing to the revenue decrease was approximately $50 million of successful project close-out negotiations and resolution of pending change orders with our customer on one of the EPCI projects in Australia, which occurred in 2013. In addition, the completion of activities on a subsea project in Malaysia, a fabrication project in Australia and an EPCI project in Malaysia, each of which had significant activity during 2013 also led to decreased revenue during 2014. These decreases were partially offset by an increase in revenues associated with increased fabrication activity on an ongoing EPCI project in Australia and increased marine activity on a recently completed marine installation project in Brunei.

Revenues in the Middle East segment decreased by approximately 32%, or $372.4 million, to $798.9 million in the year ended December 31, 2014, compared to $1.2 billion in the year ended December 31, 2013. The decrease was primarily due to the completion of activities on a pipelay project in the Caspian Sea, an EPCI project in India and marine activity on an EPCI project in Saudi Arabia, each of which had higher activity during the year ended December 31, 2013 as compared to the year ended December 31, 2014. These declines were partially offset by increased activity on an EPCI project in Saudi Arabia.

The revenue declines in our Asia Pacific and Middle East segments were partially offset by improvements in our Americas segment, where revenues increased by approximately 6%, or $30.4 million, to $564.4 million in the year ended December 31, 2014 compared to $534.0 million in the year ended December 31, 2013. The increase was primarily due to higher marine activity on multiple projects in the U. S. Gulf of Mexico and Brazil during the year ended December 31, 2014, as compared to 2013 partially offset by completion of activities on projects that were being executed from our Morgan City fabrication facility during the year ended December 31, 2013.

Revenues relating to projects in a loss position were approximately $139.4 million during the year ended December 31, 2014, as compared to approximately $776.1 million during the year ended December 31, 2013.

Cost of Operations

Cost of operations decreased approximately 25%, or $688.4 million, to $2.1 billion in the year ended December 31, 2014 compared to $2.8 billion for the year ended December 31, 2013, primarily driven by reduced activity in our Middle East segment.

Cost of operations in our Asia Pacific segment decreased by approximately 12%, or $109.4 million, to $795.4 million in the year ended December 31, 2014, compared to $904.8 million in the year ended December 31, 2013. The decline was primarily due to the completion in 2013 of two EPCI projects in Australia and a marine installation project in Malaysia that had significant activity during the year ended December 31, 2013. The decrease was also due to the completion of marine activity on a subsea project in Malaysia during the first half of the year ended December 31, 2014. This project, which was in a loss position, was significantly impacted by project charges associated with changes in estimates related to the availability of marine vessels during the year ended December 31, 2013, as discussed above under the caption “Critical Accounting Policies and Estimates —Use of Estimates.” Further, two projects, a fabrication project in Australia and an EPCI project in Malaysia, were also substantially completed during the year ended December 31, 2013, which led to a decline in the cost of operations during the year ended December 31, 2014 as compared to 2013. These decreases were partially offset by increased costs associated with marine activity on a recently completed marine installation project in Brunei and fabrication activity on an existing EPCI project in Australia during the year ended December 31, 2014.

Cost of operations in our Middle East segment decreased by approximately 42%, or $537.4 million, to $733.7 million in the year ended December 31, 2014, compared to approximately $1.3 billion in the year ended December 31, 2013. This decrease was primarily due to the substantial completion of a pipelay project in the Caspian Sea, an EPCI project in India and marine activity on an EPCI project in Saudi Arabia, each of which had higher activity in 2013. The EPCI project in Saudi Arabia was significantly influenced by an increase in cost estimates of approximately $62.5 million during the year ended December 31, 2013, largely due to an extended offshore hookup campaign as discussed above, under the caption “Critical Accounting Policies and Estimates —Use of Estimates.” These declines were partially offset by increased activity on an ongoing EPCI project in Saudi Arabia.

Cost of operations in the Americas segment decreased by 7%, or $41.6 million, to $583.9 million in the year ended December 31, 2014, compared to $625.5 million in the year ended December 31, 2013. The decrease was primarily due to the completion of activities on multiple projects that were being executed from our Morgan City fabrication facility during the year ended December 31, 2013 and the completion of activities on a fabrication project in our Altamira facility. The Altamira project was impacted by changes in estimates related to higher procurement costs and reduced labor productivity during the year ended December 31, 2013, as discussed above under the caption “Critical accounting Policies and Estimates —Use of Estimates.” The decrease was partially offset by increased costs associated with higher marine activity on multiple projects in the U. S. Gulf of Mexico and Brazil during the year ended December 31, 2014 as compared to 2013. Further, cost of operations on an EPCI project in Altamira increased by approximately $59.6 million, primarily due to changes in cost estimates recorded during the year ended December 31, 2014.

Operating Income (Loss)

Operating results improved $465.3 million to an operating income of $8.6 million in the year ended December 31, 2014 from an operating loss of $456.7 million in the year ended December 31, 2013, attributable to improvements experienced in each of our segments.

Our Asia Pacific segment reported an operating income of $55.4 million in the year ended December 31, 2014, as compared to operating loss of $72.2 million in the year ended December 31, 2013. The improvement was primarily driven by an improvement of $166.6 million in a subsea project in Malaysia during the year ended December 31, 2014 as compared to 2013. This project was significantly impacted by project charges associated with net changes in estimates of approximately $126.9 million related to the availability of marine vessels during the year ended December 31, 2013, as discussed above under the caption “Critical Accounting Policies and Estimates —Use of Estimates.” During the year ended December 31, 2014, this project experienced positive changes in cost estimates of approximately $34.3 million, mainly due to productivity improvements on our marine vessels and offshore support activities and project close out-savings. An improvement of $16.9 million resulted primarily from additional recovery during the year ended December 31, 2014 on an EPCI project in Australia that was completed in 2013. This project was impacted by project charges associated with changes in estimates related to negotiations with the customer during the year ended December 31, 2013. In addition, increased fabrication activity on an ongoing EPCI project in Australia and increased marine activity on a recently completed marine installation project in Brunei resulted in a combined improvement of $54.0 million during the year ended December 31, 2014 as compared to 2013. The improvement was partially offset by an approximately $107.1 million decline in operating income from an EPCI project in Australia that was completed during the year ended December 31, 2013, which had significant marine activity in the year ended December 31, 2013, including approximately $50 million relating to successful project close-out negotiations and the resolution of pending change orders with our customer. In addition, completion of a fabrication project in Australia, an EPCI project in Malaysia and a marine installation project in Malaysia, each of which had higher activity in 2013, resulted in a decrease in operating income of approximately $36.3 million during the year ended December 31, 2014.

Our Middle East segment reported an operating loss of $7.6 million in the year ended December 31, 2014 as compared to an operating loss of $209.1 million in the year ended December 31, 2013. The improvement was primarily attributable to a pipelay project in the Caspian Sea, where the results improved by approximately $123.7 million during the year ended December 31, 2014, primarily due to increased revenue and reduced cost estimates of approximately $53.5 million from the recently concluded project closeout process with the customer. This project was significantly impacted by project charges associated with changes in estimates related to cost recovery estimates during the year ended December 31, 2013, as discussed above under the caption “Critical accounting Policies and Estimates —Use of Estimates.” In addition, on one of our EPCI projects in Saudi Arabia, our operating results improved by approximately $35.7 million during the year ended December 31, 2014 as compared to 2013. This project was impacted by project charges of approximately $62.5 million associated with changes in estimates during the year ended December 31, 2013, as discussed in Note 1 to our consolidated financial statements, under the caption, “Critical Accounting Policies and Estimates —Use of Estimates.” During the year ended December 31, 2014, we increased our estimated cost to complete on this project by $19.2 million, primarily due to increased cost estimates to complete the onshore scope. Although the project suffered negative cost estimate changes during the years ended December 31, 2013 and 2014, it remains in an overall profitable position and is expected to be completed by June 2015.

The operating loss recognized in our Americas segment improved by $145.2 million, resulting in an operating loss of $30.3 million for the year ended December 31, 2014, compared to an operating loss of $175.4 million in the year ended December 31, 2013. On an EPCI project in Brazil, operating income increased by $40.2 million, mainly due to $39.8 million of project close-out improvements from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. On a subsea project in the U. S. Gulf of Mexico, operating income increased by $18.9 million mainly due to increased revenue resulting from positive developments from the ongoing settlement negotiations with the customer, partially offset by adverse changes in estimates primarily due to increased costs from marine equipment downtime issues, as above under the caption “Critical Accounting Policies and Estimates —Use of Estimates.” An improvement of $15.8 million resulted from the completion of activities on a fabrication project in Altamira during the year ended December 31, 2014. This project was impacted by changes in estimates related to higher procurement costs and reduced labor productivity during the year ended December 31, 2013, as discussed above under the caption “Critical Accounting Policies and Estimates —Use of Estimates.” In addition, increased marine activity in the U.S. Gulf of Mexico and Brazil during the year ended December 31, 2014, as compared to 2013, resulted in a net improvement of $17.1 million. These improvements were partially offset by a $47.2 million decrease in operating income from an EPCI project in Altamira, primarily due to an increase in cost estimates of extended project management costs arising from expected project delays, projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases and the recognition of corresponding liquidated damages. This project is estimated to be completed in the fourth quarter of 2015.

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

Other Items in Operating Income

Selling, general and administrative expenses increased by $15.5 million to $208.6 million for the year ended December 31, 2014 as compared to $193.1 million in 2013, primarily due to higher bonus expense and higher administrative expense in the North Sea and Africa regions.

Loss on asset impairments decreased by $93.5 million during the year ended December 31, 2014 as compared to 2013. In June 2014, we cancelled a pipelay system originally intended for the CSV 108, which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel-impairment charges recognized during the year ended December 31, 2013 (discussed below). This was partially offset by a charge of $1.7 million recorded during the year ended December 31, 2014 related to the full impairment of certain of our intangible assets. During the year ended December 31, 2013, we recorded a goodwill impairment of $46.7 million, which represented the total amount of our goodwill, primarily related to a 2007 acquisition. Based on market conditions and expected future utilization of our entire marine fleet, we had also recognized impairment charges totaling approximately $37.8 million during the year ended December 31, 2013 related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction.

Gain on asset sales increased by approximately $31.0 million primarily due to a gain of approximately $25.1 million from the sale of our Harbor Island facility near Corpus Christi, Texas.

Restructuring costs decreased by $17.6 million to $18.1 million during the year ended December 31, 2014 as compared to $35.7 million during the year ended December 31, 2013, primarily due to lower expense relating to Americas restructuring during the year ended December 31, 2014.

Equity in loss of unconsolidated affiliates decreased by $8.3 million to $7.8 million for the year ended December 31, 2014, compared to $16.1 million in 2013, primarily due to improved results generated by our FloaTEC joint venture.

Other Items

Results for the year ended December 31, 2014 were significantly impacted by increased interest expense related to our term loan and senior secured notes.  Net interest expense for the year ended December 31, 2014 was $60.9 million as compared to net interest income of $1.4 million for the year ended December 31, 2013.

Gain (loss) on foreign currency – net decreased by $9.7 million to income of $7.2 million in the year ended December 31, 2014 from income of $16.9 million in the year ended December 31, 2013, primarily due to lower gains related to derivative instruments and hedging activities of approximately $6.9 million recognized during the year ended December 31, 2014, as compared to gains related to derivative instruments and hedging activities of approximately $13.3 million recognized during the year ended December 31, 2013. The foreign currency exchange gains were $0.3 million for the year ended December 31, 2014 as compared to foreign currency exchange gains of $3.6 million for the year ended December 31, 2013.

At December 31, 2014, our derivative financial instruments consisted of foreign currency forward contracts. Our derivative activity substantially increased in 2012 related to the hedging program required for a large EPCI project award at the beginning of 2012. While we currently believe that our currency forward contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the EPCI project may cause reduced effectiveness of these derivative contracts. Therefore we may continue to experience large gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts. The notional value of our outstanding derivative contracts totaled $844.3 million at December 31, 2014, with maturities extending through 2017. Of this amount, $534.4 million is associated with various foreign currency expenditures we expect to incur on this EPCI project.

Other expense—net decreased by $2.1 million to expense of $0.2 million in the year ended December 31, 2014 compared to expense of $2.3 million in the year ended December 31, 2013, largely due to lower losses on securities.

Provision for Income Taxes

For the year ended December 31, 2014, we recognized a loss before provision for income taxes of $45.3 million, compared to a loss before provision for income taxes of $440.9 million for the year ended December 31, 2013.  In the aggregate, the provision for income taxes was $20.1 million and $49.1 million for the years ended December 31, 2014 and 2013, respectively.  We were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily Kuwait and Singapore).  In addition, our provision for incomes taxes decreased as a result of changes in tax positions taken in prior periods, primarily related to expiring statute of limitations in certain foreign tax jurisdictions.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $8.4 million to $10.6 million in the year ended December 31, 2014 from $19.0 million for the year ended December 31, 2013, primarily due to decreased activity and lower net income at two of our consolidated affiliates during 2014.

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

Revenues relating to projects in a loss position were approximately $776.1 million during the year ended December 31, 2013 as compared to approximately $314.4 million during the year ended December 31, 2012.

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

Cost of operations in the Americas segment increased 24%, or $122.3 million, to $625.5 million in the year ended December 31, 2013, compared to $503.2 million in the year ended December 31, 2012, partially offsetting the cost of operations decreases in our Asia Pacific and Middle East segments. The main drivers of higher cost of operations in the Atlantic segment were increased marine activity in Brazil, increased fabrication activity at our Altamira facility, and the recognition of losses on two EPCI projects in Altamira, partially offset by reduced fabrication activity at our Morgan City facility and no marine activity in Mexico.

Operating Income (Loss)

Operating results decreased $763.9 million to an operating loss of $456.7 million in the year ended December 31, 2013 from operating income of $307.2 million in the year ended December 31, 2012, attributable to declines experienced in each segment.

Our Asia Pacific segment reported an operating loss of $72.2 million in the year ended December 31, 2013, as compared to operating income of $236.9 million in the year ended December 31, 2012. The decline was primarily due to an approximate $254.2 million decline in operating income from one of our EPCI projects in Australia, which had significantly higher marine activity in the year ended December 31, 2012 and was near completion at the beginning of 2013. In addition, we experienced $127.0 million of net losses on a project in Malaysia, primarily due to mechanical downtime on the NO 105 and offshore productivity issues. The project was in a loss position and was completed in June 2014. Asset impairment charges of approximately $40.8 million resulting from the impairment of segment goodwill and carrying cost of vessel upgrades under construction also had a negative impact. The declines in our Asia Pacific segment were partially offset by increased activity on projects in Indonesia, Australia and Malaysia.

Our Middle East segment reported an operating loss of $209.1 million in the year ended December 31, 2013 as compared to operating income of $138.7 million in the year ended December 31, 2012. The decrease was primarily attributable to an approximate $230.2 million decline in operating income from two EPCI projects in Saudi Arabia due to significantly lower marine and fabrication activity as compared to the year ended December 31, 2012 and increased estimates of costs to complete driven by execution plan changes, extended offshore hookup campaigns and delays in the completion of onshore activities during the year ended December 31, 2013. For further discussion of these increases in estimates of costs to complete, see “– Critical Accounting Policies and Estimates – Use of Estimates – Year Ended December 31, 2013”. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.4 million due to procurement and design issues, which were settled on less favorable terms than previously expected. This project is currently in a loss position and is expected to be completed during the third quarter of 2016. Although we believe we have substantial basis for our claims, reduced estimate of cost recoveries related to a pipelay project that was completed during the second quarter of 2014, had a negative impact. Asset impairment charges of approximately $21.4 million, resulting from the impairment of segment goodwill, also had a negative impact. These declines in our Middle East segment were partially offset by increased activity on certain newly awarded and recently commenced projects.

The operating loss recognized in our Americas segment increased by $106.9 million, resulting in an operating loss of $175.4 million for the year ended December 31, 2013, compared to an operating loss of $68.5 million in the year ended December 31, 2012. In Morgan City, we incurred additional losses of approximately $9.3 million to complete the last fabrication project at the facility due to poor labor productivity. The five-year Agile charter in Brazil generated an additional loss of $8.6 million during the year ended December 31, 2013 due to increased cost estimates to complete the project. All of the previously estimated losses on that project were recognized in the year ended December 31, 2011. On a marine project in Mexico completed during 2012, we recognized a loss of approximately $10.0 million due to unsuccessful claim resolution efforts. On a subsea project in the U.S. Gulf of Mexico, we recognized a loss reserve of approximately $9.5 million, primarily driven by the recognition of liquidated damages due to the late arrival of vessels which were engaged on projects in Brazil and Malaysia. This project was completed during the year ended December 31, 2014.

On two EPCI projects at Altamira, we increased our aggregate estimated costs at completion by approximately $40.9 million, primarily due to higher procurement costs, labor productivity and reduced utilization of the fabrication facility. Both of these projects are in loss positions. One was completed during the year ended December 31, 2014 and the other is expected to be completed by the fourth quarter of 2015. On two fabrication projects at Altamira, we recognized aggregate losses of approximately $7.1 million due to write-downs of unpaid customer receivables, placing both projects in a loss position with no further work planned for either project. Other negative impacts included are asset impairment charges of $22.3 million resulting from the carrying costs of vessel upgrades under construction and approximately $35.7 million of restructuring charges in the year ended December 31, 2013.

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

Other Items in Operating Income

Selling, general and administrative expenses decreased by $25.1 million to $193.1 million for the year ended December 31, 2013 as compared to $218.2 million in 2012, primarily due to lower pension, equity compensation and other general corporate costs, partially offset by increased employee benefit costs.

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

Provision for Income Taxes

For the year ended December 31, 2013, we recognized a loss before provision for income taxes of $440.9 million, compared to income before provision for income taxes of $330.9 million for the year ended December 31, 2012. In the aggregate, the provision for income taxes was $49.1 million and $129.2 million for the years ended December 31, 2013 and 2012, respectively. The decline in the provision for income taxes was principally driven by lower taxable income, which was partially offset by losses in certain tax jurisdictions where we do not expect to receive a tax benefit (primarily the United States, Mexico, Malaysia and Singapore). As a result of losses with no corresponding tax benefit, our effective tax rate for the year ended December 31, 2013 was negative, as compared to 39.0% for the year ended December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

During April 2014, we refinanced our existing obligations, and replaced in its entirety our then existing $950.0 million credit agreement (the “Former Credit Agreement”) with a new credit agreement (the “New Credit Agreement”), which provides for:

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

LC Facility and Cash-Collateralized Bilateral Letters of Credit

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. Financial letters of credit do not support ordinary course of business performance obligations or bids. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility. As of December 31, 2014, the aggregate face amount of letters of credit issued under the LC Facility was $195.8 million. There were no financial letters of credit issued under the LC facility as of December 31, 2014.

In addition, the LC Facility permits us to deposit up to $300.0 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of December 31, 2014, we had an aggregate face amount of approximately $88.8 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $19.7 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying consolidated balance sheet as of December 31, 2014.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”) of at least specified minimum amounts over the term of the facility. Covenant EBITDA is a non-GAAP measure, with a specific definition under the terms of the LC Facility.  The definition includes a provision for increasing the Covenant EBITDA calculation results by an amount up to $40.0 million on a trailing twelve month (TTM) basis, less the aggregate amount of all adjustments for prior periods. As of December 31, 2014, we had utilized approximately $12.0 million from this adjustment provision. A comparison of the Covenant EBITDA covenant and current compliance is as follows:

	Twelve months ended	Nine months ended	Six months ended	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In millions)
Calculated EBITDA (TTM) (1)	$130.9	$58.0	$33.5	$(6.5)
Provision utilized (TTM) (1)	$12.0	$12.0	$6.5	$6.5
Actual Covenant EBITDA (TTM) (1)	$142.9	$70.0	$40.0	$—
Required Covenant EBITDA (TTM) (1)	$127.0	$70.0	$37.0	$—

(1)	TTM starts from January 2014

Covenant EBITDA is presented above for the purpose of disclosing our compliance with the covenants in the Credit Agreement. Covenant EBITDA is not a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The GAAP measure most directly comparable to Covenant EBITDA is net income. Covenant EBITDA may differ in the method of calculation from similarly titled measures used by other companies. The following is a reconciliation of Covenant EBITDA to net income for the periods presented:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In millions)
Net Income (loss)	$8.2	$(30.3)	$(7.4)	$(46.5)

Adjustments:
Interest Expense (including interest capitalized)	18.9	18.7	44.5	3.3
Tax expense (benefit)	10.3	1.5	4.8	3.5
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	26.1	25.4	21.9	29.0
Other items:
Equity (income) loss	2.2	3.4	3.3	(1.1)
(Gain) loss on assets disposal	0.1	(4.8)	(35.1)	(6.4)
Restructuring expense	6.0	4.7	1.3	6.1
Others	1.1	5.9	6.7	5.6
Total adjustments	$64.7	$54.8	$47.4	$40.0

Calculated EBITDA - Period	$72.9	$24.5	$40.0	$(6.5)

Calculated EBITDA - Cumulative/TTM(1)	$130.9	$58.0	$33.5	$(6.5)

(1)	TTM starts from January 2014

The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.2:1.0. As of December 31, 2014, the actual ratio was 2.6 to 1.0.

The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200.0 million of minimum available cash at the end of each quarter. We have remained in compliance with the covenants under the LC Facility through December 31, 2014.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. As of December 31, 2014, we had $298.5 million in borrowings outstanding under the Term Loan, of which $3.0 million was classified as current notes payable.

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

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.0. As of December 31, 2014, the actual ratio was 4.6 to 1.0.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of December 31, 2014, there was $500.0 million principal amount of Senior Notes outstanding.

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

At any time, or from time to time, on or after May 1, 2017, at our option, we may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning May 1 of the years indicated:

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

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240.0 million. As of December 31, 2014, the Amortizing Notes were recorded as long-term debt totaling $40.5 million, of which $15.3 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts totaled 40.9 million at December 31, 2014, based on the maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

NO 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO 105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of December 31, 2014 and December 31, 2013, there was $49.0 million and $57.2 million, respectively, in borrowings outstanding under this agreement, of which (as of each date) approximately $8.2 million was classified as current notes payable.

NO 102

In December 2009, JRMSA entered into a vessel-owning joint venture transaction with Oceanteam ASA and, as a result, we have included notes payable of these entities on our consolidated balance sheets. JRMSA had guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%.  JRMSA exercised its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014 for $32.9 million.  As of December 31, 2013, we reported consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable and paid in full in early 2014.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc. and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of December 31, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $56.2 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of three institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities, primarily in Asia and the Middle East. Letters of credit issued under two of these arrangements have either been replaced by letters of credit under the LC Facility or cash collateralized. The letters of credit issued under these arrangements totaled $39.8 million as of December 31, 2013. There were no letters of credit issued under these arrangements as of December 31, 2014.

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

During the year ended December 31, 2014, we replaced these letters of credit with letters of credit and cash collateralized letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc., both subsidiaries of MII. As of December 31, 2014 and December 31, 2013, bonds issued under these arrangements totaled $52.5 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The project requiring these bonds was completed during the year ended December 31, 2014, allowing us to cancel the outstanding bonds. Accordingly, as of December 31, 2014, there were no bonds issued under these arrangements. As of December 31, 2013, the bonds issued under these arrangements totaled $106.3 million.

Cash, Cash Equivalents and Investments

In the aggregate, our cash, cash equivalents, restricted cash and investments increased by $700.9 million to $856.8 million at December 31, 2014 from $155.9 million at December 31, 2013, primarily due to the financing transactions in 2014 discussed above.

At February 27, 2015, our cash, cash equivalents and restricted cash and investments totaled approximately $792.0 million.

At December 31, 2014, we had restricted cash and cash equivalents totaling $187.6 million compared to $23.7 million as of December 31, 2013. The amount as of December 31, 2014 includes $154.2 million of cash collateral for letters of credit which generally may be replaced with letters of credit under the LC Facility.

At December 31, 2014, we had investments with a fair value of $3.9 million, $1.7 million of which were classified as short-term and were included in other current assets in the consolidated balance sheet. Our investment portfolio consists primarily of investments in mutual funds and commercial paper. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). During the year ended December 31, 2013, we recognized an other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain (loss) on investments was a gain of $0.2 million as of December 31, 2014 and December 31, 2013. As of December 31, 2013, the major components of our investments in an unrealized loss position were asset-backed and mortgage-backed obligations. In February 2014, we sold all of our asset-backed and mortgage-backed obligations for approximately the same amount as the aggregate carrying value for those obligations.

Our current assets, less current liabilities, excluding cash, cash equivalents, restricted cash and short-term investments, declined by $24.3 million to a negative $207.4 million at December 31, 2014 from a negative $183.1 million at December 31, 2013, primarily due to decreases in accounts receivable.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $7.0 million in the year ended December 31, 2014, compared to net cash used in operating activities of $256.6 million in the year ended December 31, 2013. This change was primarily due to the lower operating loss in the year ended December 31, 2014 as compared to the operating loss in the year ended December 31, 2013.

Our net cash used in operating activities was $256.6 million in the year ended December 31, 2013, compared to net cash provided by operating activities of $209.8 million in the year ended December 31, 2012. This change was primarily due to the operating loss in the year ended December 31, 2013 as compared to the operating income in the year ended December 31, 2012.

At the request of one of our customers, we are in the process of terminating some of our local representative and other relationships in our Middle East segment.  This process is expected to result in the acceleration of various payments, which we otherwise would have made in future periods, to the first half of 2015.

Investing activities. Our net cash used in investing activities was $409.0 million in the year ended December 31, 2014, compared to net cash used in investing activities of $231.2 million in the year ended December 31, 2013. The change in net cash used in investing activities was primarily due to higher capital expenditures and an increase in restricted cash and cash equivalents attributable to the proceeds from the financing transactions in 2014 discussed above.

Our net cash used in investing activities was $231.2 million in the year ended December 31, 2013, compared to net cash used in investing activities of $188.9 million in the year ended December 31, 2012. The change in net cash used in investing activities was primarily due to lower net sales and maturities of available-for-sale securities.

Financing activities. Our net cash provided by financing activities was $950.6 million in the year ended December 31, 2014, compared to net cash used in financing activities of $33.8 million in 2013. The change was primarily attributable to the financing transactions discussed above.

Our net cash used in financing activities was $33.8 million in the year ended December 31, 2013, compared to net cash used in financing activities of $13.8 million in 2012, primarily due to increased debt repayments in 2013 and increased debt issuance costs.

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

Capital expenditures for the years ended December 31, 2014, 2013 and 2012 were $321.2 million, $284.0 million and $286.3 million, respectively. Capital expenditures for the year ended December 31, 2014 were primarily attributable to the construction of the CSV 108, Deepwater Lay Vessel 2000 (“DLV 2000”) and the continued development of our Altamira, Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. Capital expenditures for years ended December 31, 2013 and 2012 were primarily attributable to construction of the NO 105 and CSV 108 vessels, upgrading the capabilities of the DB 50 and NO 102 vessels and certain upgrades and equipment expenditures associated with other vessels in our marine fleet.  The construction of the CSV 108 was substantially complete at December 31, 2014, and the vessel was put to service in February 2015. Remaining obligations on the CSV 108 and DLV 2000 amounted to $253.8 million, all due to be paid in 2015.

On December 5, 2012, we modified our existing vessel operating agreement for the NO 102, with our joint venture partner, Oceanteam Shipping ASA, to allow us greater flexibility to operate and modify this vessel to meet the demands of the offshore market and our customers. In addition, this modification effectively converted our partner’s economic benefits (our costs) into a fixed commercial arrangement, while retaining our option to purchase our partner’s interest in the NO 102 in 2014. In December 2014, we exercised our option to purchase Oceanteam’s interest in the NO 102 vessel-owning entities at a net cost of approximately $32.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2014 under current contractual obligations were as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt principal	$891,547	$27,026	$48,832	$307,519	$508,170
Operating leases	$209,856	$25,051	$33,686	$23,746	$127,373
CSV 108 and DLV 2000	$253,769	$253,769	$—	$—	$—
Vessel charters	$1,748	$1,748	$—	$—	$—

We have interest payments on our long-term debt obligations as follows:

	Less than	1-3	3-5	More than
Total	1 Year	Years	Years	5 Years
(In thousands)
$345,935	$59,391	$119,736	$106,636	$60,172

These obligations are based on the debt outstanding at December 31, 2014 and the stated interest rates.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

	Less than	1-3	3-5	More than
Total	1 Year	Years	Years	5 Years
(In thousands)
$393,330	$83,190	$139,169	$54,948	$116,023

We have recorded a $49.2 million liability as of December 31, 2014 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

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

We also have exposure to changes in interest rates relating to interest on borrowings and letter of credit fees under the New Credit Agreement (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). As of December 31, 2014, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

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

At December 31, 2014:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Investments	$1,699	—	—	—	—	$2,216	$3,915	$3,915
Average Interest Rate	0.21%
Long-term Debt — fixed rate	$24,026	$25,274	$17,558	$8,616	$9,403	$508,170	$593,047	$448,993
Average Interest Rate	7.58%	7.64%	7.72%	7.79%	7.87%	7.97%
Long-term Debt — floating rate	$3,000	$3,000	$3,000	$3,000	$286,500	$—	$298,500	$288,987
Average Interest Rate	5.25%	5.86%	6.53%	6.72%	6.86%

At December 31, 2013:	Principal Amount by Expected Maturity (in thousands)
	Years Ended or Ending December 31,							Fair Value at
								December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2013
Investments	—	—	—	—	—	$14,908	$14,908	$13,511
Average Interest Rate						1.02%
Long-term Debt — fixed rate	$8,170	$8,170	$8,170	$8,170	$8,170	$16,339	$57,189	$58,368
Average Interest Rate	2.76%	2.76%	2.76%	2.76%	2.76%	2.76%
Long-term Debt — floating rate	$31,373	—	—	—	—	—	$31,373	$31,637
Average Interest Rate	2.98%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2014 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2015	Fair Value at December 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$205,361	$(16,613)	0.8866
Danish Krone	$72,445	$(2,321)	5.9328
Euros	$94,651	$(2,342)	1.2448
Pound Sterling	$13,364	$(105)	1.5832
Indian Rupee	$7,612	$(239)	63.0591
Mexican Peso	$87,819	$(85)	14.7890
Norwegian Kroner	$117,598	$(4,024)	7.1447
Singapore Dollar	$126,304	$(5,743)	1.2666

Foreign Currency	Year Ending December 31, 2016	Fair Value at December 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$77,104	$(11,157)	0.9349
Danish Krone	$6,654	$(537)	5.6143
Pound Sterling	$861	$(14)	1.6431
Norwegian Kroner	$14,930	$(1,284)	6.8450

Foreign Currency	Year Ending December 31, 2017	Fair Value at December 31, 2014	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(2,448)	0.9062

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for recognizing actuarial gains and losses for its pension and postretirement benefit plans from an amortization method to immediate recognition. Such change is reflected in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, and the related statements of consolidated income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 2, 2015

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)

Revenues	$2,300,889	$2,658,932	$3,641,624

Costs and Expenses:
Cost of operations	2,113,013	2,801,426	3,100,009
Selling, general and administrative expenses	208,564	193,126	218,162
Asset impairments	(9,002)	84,482	—
Gains on asset disposals	(46,201)	(15,200)	(405)
Restructuring expenses	18,113	35,727	—

Total costs and expenses	2,284,487	3,099,561	3,317,766

Equity in Losses of Unconsolidated Affiliates	(7,848)	(16,116)	(16,719)

Operating Income (Loss)	8,554	(456,745)	307,139

Other Income (Expense):
Interest income (expense) - net	(60,877)	1,353	4,656
Gain (loss) on foreign currency-net	7,234	16,872	20,142
Other income (expense) - net	(232)	(2,339)	(995)

Total other income (expense)	(53,875)	15,886	23,803

Income (loss) from continuing operations before provision for income taxes, discontinued operations and noncontrolling interests	(45,321)	(440,859)	330,942

Provision for Income Taxes	20,073	49,051	129,204

Income (loss) from continuing operations before discontinued operations and noncontrolling interests	(65,394)	(489,910)	201,738

Gain on disposal of discontinued operation	—	—	257
Income from discontinued operation, net of tax	—	—	3,240
Total income from discontinued operations, net of tax	—	—	3,497

Net income (loss)	(65,394)	(489,910)	205,235
Less: net income attributable to noncontrolling interest	10,600	18,958	10,770

Net income (loss) attributable to McDermott International, Inc.	$(75,994)	$(508,868)	$194,465

Basic earnings (loss) per share
Income (loss) from continuing operations less noncontrolling interest	(0.32)	(2.15)	0.81
Income (loss) from discontinued operations, net of tax			0.01
Net income (loss) attributable to McDermott International, Inc.	(0.32)	(2.15)	0.83
Diluted earnings (loss) per share:
Income (loss) from continuing operations less noncontrolling interest	(0.32)	(2.15)	0.80
Income (loss) from discontinued operations, net of tax			0.01
Net income (loss) attributable to McDermott International, Inc.	(0.32)	(2.15)	0.82

Shares used in the computation of earnings per share:
Basic:	237,229,086	236,514,584	235,638,422
Diluted:	237,229,086	236,514,584	237,619,688
See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net Income (Loss)	$(65,394)	$(489,910)	$205,235
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	3	2,554	2,087
Foreign currency translation	(12,653)	804	9,072
Gain (loss) on derivatives	(37,537)	(57,176)	8,711
Other comprehensive income (loss), net of tax	(50,187)	(53,818)	19,870
Total Comprehensive Income (Loss)	$(115,581)	$(543,728)	$225,105
Less: Comprehensive Income Attributable to Non-controlling Interests	10,511	18,903	10,835
Comprehensive Income (Loss) Attributable to McDermott International, Inc.	$(126,092)	$(562,631)	$214,270

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$665,309	$118,702
Restricted cash and cash equivalents	187,585	23,652
Accounts receivable – trade, net	143,370	381,858
Accounts receivable – other	81,088	89,273
Contracts in progress	357,617	425,986
Deferred income taxes	7,514	7,091
Assets held for sale	14,253	1,396
Other current assets	51,378	32,242
Total Current Assets	1,508,114	1,080,200
Property, Plant and Equipment	2,473,563	2,367,686
Less accumulated depreciation	(830,467)	(889,009)
Net Property, Plant and Equipment	1,643,096	1,478,677
Accounts Receivable – Long-Term Retainages	137,468	65,365
Investments in Unconsolidated Affiliates	38,186	50,536
Deferred Income Taxes	17,313	16,766
Assets Held for Sale	—	12,243
Investments	2,216	13,511
Other Assets	97,564	90,073
Total Assets	$3,443,957	$2,807,371

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$27,026	$39,543
Accounts payable	251,924	398,739
Accrued liabilities	337,209	365,224
Advance billings on contracts	199,865	278,929
Deferred income taxes	19,753	17,892
Income taxes payable	25,165	20,657
Total Current Liabilities	860,942	1,120,984
Long-Term Debt	864,521	49,019
Self-Insurance	17,026	20,531
Pension Liability	18,403	15,681
Non-current Income Taxes	49,229	56,042
Other Liabilities	94,722	104,770
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized
400,000,000 shares; issued 245,209,850 and 244,271,365 shares
at December 31, 2014 and December 31, 2013, respectively	245,210	244,271
Capital in excess of par value (including prepaid common stock purchase contracts)	1,676,815	1,414,457
Accumulated Deficit	(239,572)	(163,578)
Treasury stock, at cost: 7,400,027 and 7,130,294 shares at
at December 31, 2014 and December 31, 2013, respectively	(96,441)	(97,926)
Accumulated other comprehensive loss	(97,808)	(47,710)
Stockholders' Equity - McDermott International, Inc.	1,488,204	1,349,514
Noncontrolling interest	50,910	90,830
Total Equity	1,539,114	1,440,344
Total Liabilities and Equity	$3,443,957	$2,807,371

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(65,394)	$(489,910)	$205,235
(Income) loss from discontinued operations, net of tax	-	-	(3,497)
Income (loss) from continuing operations	(65,394)	(489,910)	201,738
Non-cash items included in net loss:
Depreciation and amortization	93,185	84,580	86,440
Drydock amortization	19,719	18,467	25,545
Loss on asset impairments	(9,002)	84,482	-
Stock-based compensation charges	18,565	21,100	15,369
Equity in losses of unconsolidated affiliates	7,848	16,116	16,719
Gain on foreign currency-net	(10,310)	(13,247)	(23,116)
Restructuring activity	(2,310)	18,044	-
Gain on asset disposals	(46,201)	(15,200)	(405)
Deferred taxes	891	(5,359)	3,847
Other non-cash items	(3,605)	(6,029)	6,837
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	166,385	30,156	(5,920)
Net contracts in progress and advance billings on contracts	(10,695)	171,397	(351,604)
Accounts payable	(154,439)	(17,493)	84,430
Accrued and other current liabilities	(2,801)	(22,155)	36,922
Pension liability and accrued postretirement and employee benefits	(1,861)	(30,828)	34,847
Income taxes	(4,668)	(54,431)	22,832
Other assets and liabilities	11,653	(46,301)	55,303
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - CONTINUING OPERATIONS	6,960	(256,611)	209,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(321,187)	(283,962)	(286,310)
(Increase) decrease in restricted cash and cash equivalents	(163,933)	(5,536)	3,846
Purchases of available-for-sale securities	(3,695)	(10,535)	(95,964)
Sales and maturities of available-for-sale securities	12,978	43,959	191,298
Investments in unconsolidated affiliates	(2,420)	(9,354)	(5,084)
Proceeds from asset dispositions	71,961	37,386	3,291
Other investing activities	(2,706)	(3,113)	0
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	(409,002)	(231,155)	(188,923)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	-	-	60,671
TOTAL CASH USED IN INVESTING ACTIVITIES	(409,002)	(231,155)	(128,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,328,875	296,000	19,034
Payment of debt	(298,534)	(310,146)	(10,061)
Issuance of common stock	327	68	215
Purchase of treasury stock	(1,707)	(1,106)	(2,898)
Debt issuance costs	(39,112)	(4,905)	52
Distributions to noncontrolling interests	(6,352)	(13,743)	(20,135)
Acquisition of noncontrolling interest	(32,943)	-	-
TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	950,554	(33,832)	(13,793)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,905)	153	1,554
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	546,607	(521,445)	69,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	118,702	640,147	570,854
CASH AND CASH EQUIVALENTS AT END OF YEAR	$665,309	$118,702	$640,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$26,661	$105,444	89,451
Interest expense (net of amount capitalized)	$28,390	-	-

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital		Other
	Common Stock		in Excess	Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Par Value	of Par Value	Earnings	Loss	Stock	Equity	Interest ("NCI")	Equity
	(In thousands, except for share amounts)
Balance January 1, 2012	242,416,424	$242,416	$1,375,976	$150,825	$(13,752)	$(95,827)	$1,659,638	$74,074	$1,733,712
Net Income	—	—	—	194,465	—	—	194,465	10,770	205,235
Other comprehensive income, net of tax	—	—	—	—	19,805	—	19,805	65	19,870
Exercise of stock options	214,946	215	737	—	—	—	952	—	952
Share vesting	810,786	811	(811)	—	—	—	—	—	—
Stock-based compensation charges	—	—	15,369	—	—	—	15,369	—	15,369
Purchase of treasury shares	—	—	—	—	—	(2,898)	(2,898)	—	(2,898)
Distributions to NCI	—	—	—	—	—	—	—	(20,135)	(20,135)
Balance at December 31, 2012	243,442,156	$243,442	$1,391,271	$345,290	$6,053	$(98,725)	$1,887,331	$64,774	$1,952,105
Net Income (loss)	—	—	—	(508,868)	—	—	(508,868)	18,958	(489,910)
Other comprehensive loss, net of tax	—	—	—	—	(53,763)	—	(53,763)	(55)	(53,818)
Exercise of stock options	68,285	68	139	—	—		207	—	207
Share vesting	460,923	461	(461)	—	—		—	—	—
Stock-based compensation charges	—	—	18,936	—	—	2,164	21,100	—	21,100
Purchase of treasury shares	—	—	—	—	—	(1,106)	(1,106)	—	(1,106)
Sales of subsidiary shares to NCI	—	—	4,613				4,613	20,896	25,509
Distributions to NCI	—	—		—	—	—	—	(13,743)	(13,743)
Other	300,001	300	(41)	—	—	(259)	—	—	—
Balance at December 31, 2013	244,271,365	$244,271	$1,414,457	$(163,578)	$(47,710)	$(97,926)	$1,349,514	$90,830	$1,440,344
Net loss	—	—	—	(75,994)	—	—	(75,994)	10,600	(65,394)
Other comprehensive loss, net of tax	—	—	—		(50,098)	—	(50,098)	(89)	(50,187)
Exercise of stock options	169,322	170	157	—	—	—	327	—	327
Share vesting	769,163	769	(769)	—	—	—	0	—	—
Stock-based compensation charges	—	—	13,324	—	—	3,192	16,516	—	16,516
Acquisition of NCI	—	—	11,136	—	—	—	11,136	(44,079)	(32,943)
Issuance of tangible equity units	—	—	240,044	—	—	—	240,044	—	240,044
Purchase of treasury shares	—	—	—	—	—	(1,707)	(1,707)	—	(1,707)
Sales of subsidiary shares to NCI	—	—	(1,534)	—	—	—	(1,534)	—	(1,534)
Distributions to NCI	—	—	—	—	—	—	—	(6,352)	(6,352)
Balance at December 31, 2014	245,209,850	$245,210	$1,676,815	$(239,572)	$(97,808)	$(96,441)	$1,488,204	$50,910	$1,539,114

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Middle East, Asia Pacific, the North Sea and Africa, our integrated resources include approximately 13,400 employees and a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these notes to our consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc., its consolidated subsidiaries and controlled entities. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures” or “unconsolidated affiliates.” We have eliminated all intercompany transactions and accounts.

We report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. For financial information about our segments, see Note 11—“Segment Reporting”.

Consolidated statements of cash flows for the years ended December 31, 2013 and 2012 include amounts of gain on foreign currency of $13.2 million and $23.1 million, respectively, that have been reclassified to conform to 2014 presentation. Certain 2013 amounts in consolidated balance sheet have been reclassified to conform to 2014 presentation.

Business Segments

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas (previously Atlantic), Middle East and North Sea and Africa. The Caspian region is no longer considered an operating segment and is aggregated into the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we report financial results under three reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization. See Note 11 for summarized financial information on our segments.

Pension Accounting Change

In the fourth quarter of 2014, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other post-retirement benefit plans. Historically, these gains and losses were recognized as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets and amortized into our consolidated statements of operations and comprehensive income (loss) over the average future service period or the average remaining life expectancy of the plan participants.   Under the new accounting method, we immediately recognize actuarial gains and losses into earnings in the fourth quarter each year as a component of net periodic benefit cost. We believe the new accounting method is preferable as it accelerates recognition of gains and losses into net income to be closer to when events resulting in gains and losses occur, such as plan investment performance, changes in discount rates, interest rate movements, mortality expectations and changes in other actuarial assumptions. This change has been reported through retrospective application of the new accounting method to all periods presented. See Note 4 to our audited consolidated financial statements included in this annual report for a further discussion of our pension and postretirement benefits and Notes 13 and 14 for disclosures relating to the effect of this change in our accounting method. Also see “— Accumulated Other Comprehensive Loss” and Note 9 for certain tax restated disclosures relating to pension accounting change.

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

Claims Revenue

Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather or sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover or the associated costs incurred in our consolidated financial statements. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects and many of our projects are long-term in nature. None of the claims included in our estimates at completion at December 31, 2014 were the subject of any litigation proceedings.

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $6.5 million and $17.2 million as of December 31, 2014 and December 31, 2013, respectively. All of those claim amounts at December 31, 2014 and 2013 were related to our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. There were no costs in the year ended December 31, 2014 in our consolidated financial statements pertaining to claims.  For the year ended December 31, 2013, $11.7 million of revenues and costs are included in our consolidated financial statements pertaining to claims, all of which were related to the Middle East segment. Our unconsolidated joint ventures did not include any claims revenue or associated costs in their financial results for the year ended December 31, 2014 and 2013.

We continue to actively engage in negotiations with our applicable customers with respect to our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Deferred Profit Recognition

For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, as deferred profit recognition contracts If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines. Prior to the fourth quarter of 2013, we accounted for an Americas segment project under our deferred profit recognition policy. The project was completed during the year ended December 31, 2014. Currently, we are not accounting for any projects under our deferred profit recognition policy.

Completed Contract Method

Under the completed contract method, revenue and gross profit is recognized only when a contract is completed or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project, we could lose the ability to forecast costs to complete adequately, based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. We did not enter into any contracts that we accounted for under the completed contract method during 2014, 2013 or 2012.

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

As of December 31, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the December 31, 2014 backlog, approximately $401.2 million relates to five active projects that are in a loss position, whereby future revenues are expected to equal costs when recognized. Included in this amount are $146.4 million of backlog associated with an EPCI project in Altamira which is expected to be completed in the fourth quarter of 2015, $102.2 million of backlog pertaining to a five-year charter of the Agile in Brazil, which began in early 2012, and $50.1 million of backlog relating to a charter project in Brazil scheduled for completion during the second quarter of 2015, all of which are being conducted by our Americas segment. The amount also includes $92.9 million of backlog relating to an EPCI project in Saudi Arabia which is expected to be completed by the third quarter of 2016 and $9.6 million of backlog relating to a hook-up project in Saudi Arabia scheduled for completion by the second quarter of 2015, both being conducted in our Middle East segment. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2014, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates, which impacted operating income for the years ended December 31, 2014, 2013 and 2012.

Year ended December 31, 2014

Operating income for the year ended December 31, 2014 was impacted by changes in estimates relating to projects in each of our segments.

The Asia Pacific segment experienced net favorable changes aggregating approximately $51.6 million, primarily attributable to changes in estimates on seven projects. Changes in estimates on a recently completed subsea project in Malaysia resulted in an improvement of approximately $34.3 million during the year ended December 31, 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as the favorable resolution of cost contingencies relating to offshore performance risks. On a recently completed marine installation project in Brunei, a reduction in estimated cost to complete from productivity improvements on marine vessels and offshore support activities resulted in a favorable change of approximately $11.8 million. On two previously completed projects, insurance claim collection and final project close-out adjustments resulted in a combined additional recovery of approximately $10.3 million during the year ended December 31, 2014. In addition, completion of two projects resulted in project close-out savings of approximately $6.3 million. These positive changes were partially offset by a negative change in estimate of $11.0 million on an EPCI project in Australia, primarily due to lower than expected fabrication productivity, increase in procurement costs as well as an increase in marine costs primarily due to changes in marine asset utilization.

The Middle East segment was negatively impacted by net unfavorable changes aggregating approximately $4.4 million, primarily attributable to changes in four projects. On one EPCI project in Saudi Arabia, we increased our estimated cost at completion by approximately $22.5 million (which may be recoverable from the customer, but which were not recognizable at December 31, 2014), primarily as a result of vessel downtime due to weather and standby delays amounting to $43.0 million, partially offset by increased cost recovery estimates of approximately $20.5 million based on positive discussions with the customer during the fourth quarter of 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by $19.2 million, primarily as a result of increased cost estimates to complete the onshore scope. Although the project recognized a loss in the year ended December 31, 2013, it remains in an overall profitable position and is expected to be fully closed out by the quarter ending June 2015. On a third EPCI project in Saudi Arabia, we increased our estimated costs to complete by approximately $12.2 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work. This project remains profitable and is expected to be completed by March 2015. These negative changes were partially offset by approximately $53.5 million of increased cost recovery estimates on a recently completed pipelay project in the Caspian based on positive negotiations with the customer during the year ended December 31, 2014 in connection with the ongoing project close-out process. We expect final settlement on this process during early 2015, which could result in further changes to be recognized in 2015.

The Americas segment was negatively impacted by net unfavorable changes in estimates aggregating $37.2 million associated with five projects. On an EPCI project in Altamira, we increased our estimated cost to complete by approximately $68.9 million, due to liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On a subsea project in the U. S.  Gulf of Mexico, we increased our estimated cost to complete by approximately $5.5 million, primarily due to increased costs from equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed during the year ended December 31, 2014. On a fabrication project in Morgan City completed during 2013, we reduced our cost recovery estimates by approximately $7.8 million, mainly based on an agreement in principle with the customer during the year ended December 31, 2014, which resulted in lower-than-anticipated recoveries. These negative impacts were partially offset by $39.8 million of project close-out improvements on an EPCI project in Brazil, which resulted from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. We also recognized $5.2 million of cost reductions on a marine installation project in the U. S. Gulf of Mexico, mainly due to project close-out improvements.

Year ended December 31, 2013

For the year ended December 31, 2013, we recognized net project losses of approximately $315.1 million due to changes in estimates across all three of our operating segments.

The Asia Pacific segment was negatively impacted by net losses of approximately $62.2 million due to changes in estimates on four projects. On the subsea project in Malaysia discussed above, we increased our estimated cost at completion by approximately $126.9 million primarily due to downtime on the NO 105 resulting from mechanical and offshore productivity issues. This project was completed in June 2014 with subsequent improvements of approximately $34.3 million in 2014, as discussed above. On an EPCI project in Australia we completed a settlement with the customer which resulted in lower-than-expected recoveries. This project was completed in the first quarter of 2013 and the settlement documents were executed on February 5, 2014. These deteriorations were partially offset by improvements on two projects. On another EPCI project in Australia, we reduced estimated costs to complete the project by approximately $64.1 million as a result of efficiencies and productivity improvements related to offshore hookup activities. This project was completed in early 2013. On a fabrication project in Australia, we increased our change order recovery and bonuses recognized by approximately $14.7 million resulting from settlements and achieved milestones. This project was completed in March 2014.

The Middle East segment was negatively impacted by losses of $174.4 million due to changes in estimates on four projects. On the pipelay project in the Caspian Sea, we reduced the estimate of cost recovery as a result of ongoing negotiations with the customer.  This project was completed in June 2014 with subsequent improvements of approximately $53.5 million in 2014, as discussed above. On an EPCI project in Saudi Arabia, we increased our estimated cost at completion by approximately $62.5 million, primarily as a result of revisions to the project’s execution plans, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and delays in completion of onshore activities. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.5 million, primarily due to weather downtime and revisions to our estimated cost to complete the hookup campaign. On a third EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $16.4 million due to procurement and design issues which were settled on less favorable terms than previously expected. This project is currently in a loss position and is expected to be completed during the third quarter of 2016.

The Americas segment was negatively impacted by changes in estimates on six projects resulting in approximately $78.5 million of project losses. In Morgan City, we incurred additional costs of approximately $9.3 million to complete a fabrication project, primarily due to poor labor productivity. That project was completed during the fourth quarter of 2013. On a marine project in Mexico completed during 2012, we reversed previously recognized claim revenue by approximately $10.0 million due to unsuccessful claim resolution efforts. On the five-year charter of the Agile in Brazil, we increased the estimated cost to complete the project by approximately $8.6 million. The completion of this charter is expected during the first quarter of 2017. On two EPCI projects in Altamira, we increased our estimated costs at completion by approximately $40.9 million, primarily due to higher procurement costs, reduced labor productivity, and reduced utilization of the fabrication facility. Both of these projects are in a loss position. One was completed during the year ended December 31, 2014 and the other is expected to be completed by the fourth quarter of 2015. On a subsea project in the U.S. Gulf of Mexico, we recognized a loss of approximately $9.7 million, primarily driven by the recognition of liquidated damages due to the anticipated late arrival of vessels currently engaged on projects in Brazil and Malaysia. This project was completed during the year ended December 31, 2014.

Year ended December 31, 2012

Operating income for the year ended December 31, 2012 in our Asia Pacific segment benefited significantly from certain changes in estimates, which resulted in a reduction of remaining costs as a result of efficiencies and productivity improvements related to offshore hook-up activities on one of our EPCI projects, which was completed in early 2013. Excluding those cost savings, our costs increased by approximately 8% for the year ended December 31, 2012. These benefits were partially offset by certain project charges of approximately $23.0 million associated with anticipated productivity changes and project delays on one of our subsea projects, which was completed in 2014. In addition, our Americas segment was impacted by project charges of approximately $16.0 million relating to two projects, which were completed in 2013 primarily due to lower than expected fabrication productivity. In our Middle East segment, we experienced project charges of approximately $13.0 million associated with increased cost estimates resulting from fabrication productivity and, to a lesser extent, higher than expected marine costs on a project, which was completed in early 2013.

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

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. A majority of our restricted cash and cash equivalents serves as collateral for outstanding letters of credit, as further discussed in Note 3.

Investments

We classify investments available for current operations as current assets in the accompanying balance sheet, and we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense)—net. The cost of securities sold is based on the specific identification method. We include interest earned on securities in interest income.

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

	December 31, 2014	December 31, 2013
	(in thousands)
Contract receivables:
Contracts in progress	$106,174	$192,745
Completed contracts	34,698	77,248
Retainages	28,586	127,698
Unbilled	4,303	14,571
Less allowances	(30,391)	(30,404)
Accounts receivable—trade, net	$143,370	$381,858

The following amounts represent retainages on contracts:

	December 31, 2014	December 31, 2013
	(in thousands)

Retainages expected to be collected within one year	$28,586	$127,698
Retainages expected to be collected after one year	137,468	65,365

Total retainages	$166,054	$193,063

We have included in accounts receivable—trade, net, retainages expected to be collected in 2015. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2014, we expect to collect $86.0 million in 2016 and $51.5 million in 2017.

Accounts Receivable—Other

A summary of accounts receivable—other is as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Other taxes receivable	$31,392	$14,934
Receivables from unconsolidated affiliates	20,061	36,181
Accrued unbilled revenue	15,442	15,696
Intercompany unbilled cost	3,978	5,373
Employee receivables	4,336	4,532
Foreign currency forward contracts	1,173	11,641
Other	4,706	916
Accounts receivable-other	$81,088	$89,273

Employee receivables are expected to be collected within 12 months, and any allowance for doubtful accounts on our accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of December 31, 2014 and December 31, 2013, no such allowance for doubtful accounts was recorded.

Contracts in Progress and Advance Billings on Contracts

Contracts in progress were $357.6 million and $426.0 million at December 31, 2014 and December 31, 2013, respectively. Advance billings on contracts were $199.9 million and $278.9 million at December 31, 2014 and December 31, 2013, respectively. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Costs incurred less costs of revenue recognized	$90,191	$65,113
Revenues recognized less billings to customers	267,426	360,873
Contracts in Progress	$357,617	$425,986

Billings to customers less revenue recognized	$578,896	$466,205
Costs incurred less costs of revenue recognized	(379,031)	(187,276)
Advance Billings on Contracts	$199,865	$278,929

Other Non-Current Assets

We have included debt issuance costs in other non-current assets. The current portion of debt-issuance costs has been included in other current assets. We amortize debt issuance costs as interest expense on a straight-line basis over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year ended December 31, 2014	Year ended December 31, 2013
	(In thousands)
Balance at beginning of period	$14,951	$13,761
Debt issuance costs	47,737	4,905
Former Credit Agreement debt issuance cost write off	(11,913)	—
Amortization of interest expense	(10,999)	(3,715)
	39,776	14,951
Less: Current portion	(12,936)	—
Noncurrent portion	$26,840	$14,951

Also included in other non-current assets are long-term deferred drydock expenses, long-term prepaid rent and other prepaid expenses.

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 7 for additional information regarding fair value measurements.

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

In certain cases, contracts with our customers contain provisions under which some payments from our customers are denominated in U.S. Dollars and other payments are denominated in a foreign currency. In general, the payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 5 for additional information regarding derivative financial instruments.

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

Capitalization of Interest Cost

We incurred interest of $85.4 million and capitalized, primarily on the vessels under construction, $23.9 million of interest in the year ended December 31, 2014. We incurred and capitalized $8.9 million and $8.6 million of interest in the years ended December 31, 2013 and 2012, respectively.

Earnings per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. See Note 10 for our earnings per share computations.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss) (“AOCI”) have been restated to reflect the retrospective change in accounting method for recognizing actuarial gain and losses related to pension and postretirement benefit plans.

The components of AOCI included in stockholders’ equity are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)

Foreign currency translation adjustments	$(15,212)	$(2,562)
Net gain on investments	241	238
Net loss on derivative financial instruments	(82,837)	(45,386)
Accumulated other comprehensive loss	$(97,808)	$(47,710)

The following tables present the components of AOCI and the amounts that were reclassified during the period:

	Foreign currency translation gain (loss)	Unrealized holding gain (loss) on investments	Deferred gain (loss) on derivatives(1)		TOTAL
	(in thousands)

Balance, January 1, 2013	$(3,366)	$(2,316)	$11,735		$6,053

Other comprehensive income (loss) before reclassification	804	920	(52,781)		(51,057)
Amounts reclassified from AOCI	—	1,634	(4,340)	(2)	(2,706)
Net current period other comprehensive income (loss)	804	2,554	(57,121)		(53,763)

Balance, December 31, 2013	$(2,562)	$238	$(45,386)		$(47,710)

Other comprehensive income (loss) before reclassification	(9,250)	3	(65,503)		(74,750)
Amounts reclassified from AOCI	(3,400)	—	28,052	(2)	24,652
Net current period other comprehensive income (loss)	(12,650)	3	(37,451)		(50,098)

Balance, December 31, 2014	$(15,212)	$241	$(82,837)		$(97,808)

(1)	Refer to Note 6 for additional details
(2)	Reclassified to cost of operations and gain on foreign currency, net

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

Our depreciation expense was $93.2 million, $84.6 million and $86.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of property, plant and equipment by asset category is as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Marine Vessels	$1,241,105	$1,089,121
Construction Equipment	496,557	576,855
Construction in Progress	435,447	408,705
Buildings	159,623	161,407
All other	140,831	131,598
Total Cost	$2,473,563	$2,367,686
Accumulated Depreciation	(830,467)	(889,009)
Net Book Value	$1,643,096	$1,478,677

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

We recorded a goodwill impairment charge of approximately $46.7 million in the fourth quarter of 2013 in our consolidated statements of operations. This amount represented the total amount of our goodwill, which was primarily related to a 2007 acquisition.

We review our tangible and intangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments. During the year ended December 31, 2014, we determined that certain of our intangible assets were fully impaired and recorded an impairment charge of approximately $1.7 million in the quarter ended December 31, 2014.

In June 2014, we cancelled a pipelay system originally intended for the CSV 108, which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel-impairment charges recognized during the year ended December 31, 2013.

Based on market conditions and expected future utilization of our entire marine fleet, we recognized impairment charges totaling approximately $37.8 million during the year ended December 31, 2013 in our consolidated statements of operations related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction. We used appraised values and discounted future cash flows associated with the assets to determine the impairment amounts. Appraised values and discounted cash flows involve significant management judgments.

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

We believe that our deferred tax assets recorded as of December 31, 2014 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 9 for additional disclosures relating to income taxes.

Insurance and Self-Insurance

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on various assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. We reduced our self-insurance accruals, primarily due to fewer and less severe Workers’ Compensation claims, by $8.0 million, $7.2 million and $6.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, and recognized these reductions in cost of operations in our consolidated statements of operations.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Currently, there is no guidance in effect under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, we will be required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We are currently assessing the impact of the adoption of ASU 2014-15 on our future financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 will be effective for us for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. We have the choice to apply it either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (January 1, 2017) and not adjusting comparative information. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. ASU 2014-08 will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. We have assessed the impact of the adoption of ASU 2014-08 and have determined that it has no impact on the presented financial statements and related disclosures.

NOTE 2—ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING

Acquisitions

In December 2014, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MII, exercised its option to purchase Oceanteam ASA’s 50% ownership interest in the entities, which own the NO 102. We have consolidated these entities since acquiring a 50% ownership interest in 2009. The cash consideration paid was approximately $32.9 million, and we recorded a corresponding decrease in noncontrolling interest of approximately $44.0 million, and an increase in capital in excess of par value of approximately $11.1 million.

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

During the year ended December 31, 2013, we entered into two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. As of December 31, 2013, we recorded an equity method investment of approximately $25.5 million, a non-controlling interest of approximately $20.9 million and an increase in capital in excess of par value of approximately $4.6 million arising from these transactions. During year ended December 31, 2014, we finalized our accounting for these transactions and recorded a decrease in an equity method investment of approximately $4.5 million and a decrease in capital in excess of par value of approximately $1.5 million. As a result of these adjustments in 2014, as of December 31, 2014, we had recorded an equity method investment of approximately $21.0 million, a non-controlling interest of approximately $20.9 million, and an increase in capital in excess of par value of approximately $3.1 million.

Non-Core Asset Sales

During the quarter ended September 30, 2014, we committed to a plan to sell vessel equipment, including dynamic positioning thrusters and a deepwater pipelay winch system. These items of equipment were part of upgrades to one of our marine vessels. We cancelled those upgrades in December 2013. These assets were classified as held for sale and are no longer being depreciated.

We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 26, DB 16 and the DLB KP1. During the year ended December 31, 2014, we completed the sale of the DB16 and the DLB KP1 for aggregate cash proceeds of approximately $24.5 million, resulting in an aggregate gain of approximately $11.1 million. During the year ended December 31, 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32.0 million, resulting in an aggregate gain of approximately $12.5 million.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $31.7 million, resulting in a gain of approximately $25.0 million, which has been recognized in our Americas segment.

In June 2014, as part of our plan to discontinue utilization of our Morgan City facility, we disposed of several assets, including various items of equipment, for aggregate cash proceeds of approximately $13.6 million, resulting in an aggregate gain of approximately $11.4 million, of which approximately $1.3 million was recorded in connection with our Americas restructuring, discussed below. This portion of the gain pertained to impairments previously recorded in the year ended December 31, 2013 in connection with the Americas restructuring.

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

Charter Fleet Business

On March 19, 2012, we completed the sale of our former charter fleet business, which operated 10 of the 14 vessels acquired in our 2007 Secunda Acquisition. The following table presents selected financial information regarding the results of operations attributable to our former charter fleet business:

Year ended December 31, 2012
(In thousands)
Revenues	$8,184
Gain on disposal of discontinued operations, before taxes	257
Income before provision for income taxes	3,240
3,497
Provision for income taxes	—
Income from discontinued operations, net of tax	$3,497

Restructuring

We commenced a restructuring of our Americas operations during the quarter ended June 30, 2013, which involved our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and Brazil locations. The restructuring involved, among other things, reductions of management, administrative, fabrication and engineering personnel, and discontinued utilization of the Morgan City facility. With the completion of all remaining project activities from the Morgan City facility during the last quarter of 2014, the restructuring was substantially complete by December 31, 2014.  Future fabrication operations in the Americas segment are expected to be executed using the Altamira, Mexico facility. In addition, we exited our joint venture operation in Brazil in 2014. Costs associated with our Americas restructuring activities primarily included severance and other personnel-related costs, costs associated with exiting the joint venture in Brazil, asset impairment and relocation costs, environmental reserves and future unutilized lease costs.

We have completed a major review of our cost structure, and we are implementing a plan to increase our profitability and flexibility through reduced fixed and variable costs. The plan includes headcount reductions, as well as the centralization of procurement and operational activities. We expect to incur $25.0 million to $30.0 million in restructuring costs in 2015, as a result of the review.

In October 2013, we announced certain executive management changes that became effective during the fourth quarter of 2013. In March 2014, we changed our organizational structure to orient around offshore and subsea business activities through four primary geographic regions. Costs associated with our corporate reorganization activities have included severance, relocation and other personnel-related costs and costs for advisors.

The following table presents total amounts incurred during the year ended December 31, 2014, as well as amounts incurred from the inception of our restructuring efforts up to December 31, 2014 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred in the year ended December 31, 2014	Incurred in the year ended December 31, 2013	Incurred from restructuring inception to December 31, 2014	Estimate of remaining amounts to be incurred	Total

Americas
Impairments and write offs	$(1,240)	$14,163	$12,923	$—	$12,923
Severance and other personnel-related costs	3,735	9,645	13,380	476	13,856
Morgan City environmental reserve	—	5,925	5,925	—	5,925
Morgan City yard-related expenses	6,675	4,175	10,850	5,252	16,102
Other	—	158	158	3,272	3,430
	$9,170	$34,066	$43,236	$9,000	$52,236

Corporate
Severance and other personnel-related costs	$938	$1,661	$2,599	—	$2,599
Legal and other advisor fees	7,207	—	7,207	—	7,207
Other	798	—	798	—	798
	$8,943	$1,661	$10,604	—	10,604

Total	$18,113	$35,727	$53,840	$9,000	$62,840

The following table presents a roll forward of accrued liabilities associated with our restructuring activities:

	Morgan City environmental reserve	Severance and other personnel- related accruals	Morgan City yard-related expenses and other	Total
	(In thousands)

Balance at January 1, 2013	$—	$—	$—	$—
Accruals	5,925	5,820	1,105	12,850
Payments	—	(4,893)	—	(4,893)

Balance at December 31, 2013	$5,925	$927	$1,105	$7,957
Accruals	—	2,626	183	2,809
Payments	(2,250)	(3,553)	(915)	(6,718)

Balance at December 31, 2014	$3,675	$—	$373	$4,048

NOTE 3—LONG-TERM DEBT AND NOTES PAYABLE

During April 2014, we refinanced our existing obligations, and replaced in its entirety our then existing $950.0 million credit agreement (the “Former Credit Agreement”) with a new credit agreement (the “New Credit Agreement”), which provides for:

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

The Former Credit Agreement provided for revolving credit borrowings and issuances of letters of credit in an aggregate outstanding amount of up to $950.0 million. Proceeds from borrowings under the Former Credit Agreement were available for working capital needs and other general corporate purposes. As of December 31, 2013, there were no borrowings outstanding, and letters of credit issued under the Former Credit Agreement totaled $214.3 million.  In addition, at December 31, 2013, we had $96.9 million in outstanding unsecured bilateral letters of credit.

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

LC Facility and Cash-Collateralized Bilateral Letters of Credit

The LC Facility provides for an initial letter of credit capacity of $400.0 million and allows for uncommitted increases in capacity of $100.0 million through December 31, 2014 and an additional $100.0 million thereafter, potentially increasing the total capacity to $600.0 million through the term of the LC Facility. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. Financial letters of credit do not support ordinary course of business performance obligations or bids. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility. As of December 31, 2014, the aggregate face amount of letters of credit issued under the LC Facility was $195.8 million. There were no financial letters of credit issued under the LC facility as of December 31, 2014.

In addition, the LC Facility permits us to deposit up to $300.0 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of December 31, 2014, we had an aggregate face amount of approximately $88.8 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $19.7 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying consolidated balance sheet as of December 31, 2014.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least specified minimum amounts over the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200.0 million of minimum available cash, at the end of each quarter. We were in compliance with the covenants under the LC Facility as of December 31, 2014.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. As of December 31, 2014, we had $298.5 million in borrowings outstanding under the Term Loan, of which $3.0 million was classified as current notes payable.

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

The Term Loan requires compliance with various customary affirmative and negative covenants. We must also maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of December 31, 2014, we were in compliance with all of the covenants under the Term Loan.

The Term Loan was incurred with 25 basis points of original issue discount and bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%.

Senior Notes

During April 2014 we issued $500.0 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of December 31, 2014, there was $500.0 million principal amount of Senior Notes outstanding.

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

At any time, or from time to time, on or after May 1, 2017, at our option, we may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning May 1 of the years indicated:

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

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240.0 million. As of December 31, 2014, the Amortizing Notes were recorded as long-term debt totaling $40.5 million, of which $15.3 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts totaled 40.9 million at December 31, 2014, based on the maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

NO 105

On September 30, 2010, MII, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO105. The agreement provides for borrowings of up to $69.4 million, bearing interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments, which commenced on October 1, 2012. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean

105 AS. MII unconditionally guaranteed all amounts to be borrowed under the agreement. As of December 31, 2014 and December 31, 2013, there was $49.0 million and $57.2 million, respectively, in borrowings outstanding under this agreement, of which (as of each date) approximately $8.2 million was classified as current notes payable.

NO 102

In December 2009, JRMSA entered into a vessel-owning joint venture transaction with Oceanteam ASA and, as a result, we have included notes payable of these entities on our consolidated balance sheets. JRMSA had guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. The outstanding debt bore interest at a rate equal to the three-month LIBOR (which was subject to reset every three months) plus a margin of 3.315%.  JRMSA exercised its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owing companies in December 2014 for $32.9 million (see Note 2). As of December 31, 2013, we reported consolidated notes payable of $31.4 million on our consolidated balance sheet, all of which was classified as current notes payable and paid in full in early 2014.

Unsecured Bilateral Letters of Credit and Bank Guarantees

In 2012, McDermott Middle East, Inc. and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of December 31, 2014 and December 31, 2013, bank guarantees issued under these arrangements totaled $56.2 million and $55.8 million, respectively. In 2007 and in 2012, JRMSA and MII executed general unsecured reimbursement agreements in favor of three institutions that were lenders under the Former Credit Agreement relating to issuances of letters of credit in support of contracting activities, primarily in Asia and the Middle East. Letters of credit issued under two of these arrangements have either been replaced by letters of credit under the LC Facility or cash collateralized. The letters of credit issued under these arrangements totaled $39.8 million as of December 31, 2013. There were no letters of credit issued under these arrangements as of December 31, 2014. -

On April 20, 2012, McDermott and one of its wholly owned subsidiaries, McDermott Australia Pty. Ltd. (“McDermott Australia”), entered into a secured Letter of Credit Reimbursement Agreement (the “Reimbursement Agreement”) with Australia and New Zealand Banking Group Limited (“ANZ”). In accordance with the terms of the Reimbursement Agreement, ANZ issued letters of credit in the aggregate amount of approximately $109.0 million to support McDermott Australia’s performance obligations under contractual arrangements relating to a field development project. The obligations of McDermott and McDermott Australia under the Reimbursement Agreement are secured by McDermott Australia’s interest in the contractual arrangements and certain related assets. During the year ended December 31, 2014, we replaced these letters of credit with letters of credit and cash collateralized letters of credit under the LC Facility.

Surety Bonds

In 2012 and 2011, MII executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V. and McDermott, Inc., both subsidiaries of MII. As of December 31, 2014 and December 31, 2013, bonds issued under these arrangements totaled $52.5 million and $43.5 million, respectively. In October 2013, MII executed general agreements of indemnity in favor of surety underwriters relating to surety bonds in support of vessels operating in Brazil. The project requiring these bonds was completed during the year ended December 31, 2014, allowing us to cancel the outstanding bonds. Accordingly, as of December 31, 2014, there were no bonds issued under these arrangements. As of December 31, 2013, the bonds issued under these arrangements totaled $106.3 million.

Long-term debt and notes payable obligations

A summary of our long-term debt obligations are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Long-term debt consists of:
Senior Notes	$500,000	$—
Term Loan	298,500	—
NO 105 Construction Financing	49,019	57,189
Amortizing Notes	40,483	—
Capital lease obligation	2,802	—
Other financing	743	—
NO 102 Construction Financing	—	31,373
	$891,547	$88,562
Less: Amounts due within one year	27,026	39,543
Total long-term debt	$864,521	$49,019

Maturities of long-term debt during the five years subsequent to December 31, 2014 are as follows:

(In thousands)
2015	$27,026
2016	28,274
2017	20,558
2018	11,616
2019	295,903
Thereafter	508,170
Total	$891,547

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

As described in Note 1, we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. Accordingly, we have made revisions to previously disclosed amounts, specifically net periodic benefit cost and accumulated other comprehensive income (loss), where certain amounts have been reclassified to retained earnings.

	Domestic Plans		TCN Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$583,421	$615,361	$40,396	$48,009
Interest cost	26,972	23,996	1,900	1,867
Actuarial loss (gain)	36,885	(25,137)	4,438	(5,860)
Terminated Vested Employees Lump Sum Settlement (1)	(54,551)	—	—	—
Curtailments and other adjustments	—	3,850	—	(621)
Benefits paid	(36,095)	(34,649)	(2,749)	(2,999)
Benefit obligation at end of year	$556,632	$583,421	$43,985	$40,396
Change in plan assets:
Fair value of plan assets at beginning of year	567,801	605,892	43,483	39,039
Actual return on plan assets	73,114	(4,982)	1,372	6,943
Company contributions	1,552	1,540	—	500
Terminated Vested Employees Lump Sum Settlement(1)	(54,551)	—	—	—
Benefits paid	(36,095)	(34,649)	(2,749)	(2,999)
Fair value of plan assets at end of year	551,821	567,801	42,106	43,483
Funded status	$(4,811)	$(15,620)	$(1,879)	$3,087
Amounts recognized in balance sheet consist of:
Other Assets	$12,685	$598	$—	$3,087
Accrued pension liability—current	(1,519)	(1,519)	—	—
Pension liability	(15,977)	(14,699)	(1,879)	—
Accrued benefit liability	(17,496)	(16,218)	(1,879)	—
Net (Liability)/ Asset	$(4,811)	$(15,620)	$(1,879)	$3,087

(1)

During the year ended December 31, 2014 we offered our former employees with vested pension benefits under the McDermott Plan a one-time voluntary opportunity, for a six-week period, to receive the value of their pension benefit as a lump-sum payment. This program resulted in a $54.6 million release of pension liability and a corresponding decrease in plan assets.

	Domestic Plans		TCN Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$556,632	$583,421	$43,985	$40,396
Accumulated benefit obligation	$556,632	$583,421	$43,985	$40,396
Fair value of plan assets	$551,821	$567,801	$42,106	$43,483

Assumptions

	Domestic Plans		TCN Plan
	2014	2013	2014	2013
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.0%	4.8%	3.80%	4.8%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Domestic Plans			TCN Plan
	Year Ended			Year Ended
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
	(In thousands)
Supplemental information:
Components of periodic benefit cost:
Interest cost	$26,972	$23,996	$26,521	$1,900	$1,867	$1,843
Expected return on plan assets	(27,501)	(38,306)	(35,809)	(2,961)	(2,602)	(2,443)
Current period (gain) loss	(8,728)	22,002	19,580	6,027	(10,822)	3,998
Net periodic benefit (gain) cost	$(9,257)	$7,692	$10,292	$4,966	$(11,557)	$3,398

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.80%	4.00%	4.80%	4.80%	4.00%	4.80%
Expected return on plan assets	5.00%	6.50%	6.50%	6.90%	6.90%	6.90%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
As of December 31, 2014, we reassessed the assumptions for expected rates of return on plan assets based on current conditions and our investment strategies, resulting in a reduction of the rate of return to 5.0% for the Domestic Plans with no change to the 6.9%rate of return for the TCN Plan. The expected rate of return is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the McDermott Trust and TCN Trust investment portfolios. In setting these rates, we used a building-block approach. Historic real return trends for the various asset classes in both investment portfolios were combined with anticipated future market conditions to estimate the real rate of return for each class. These rates were then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.

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

The following is a summary of the asset allocations at December 31, 2014 and 2013 by asset category. The estimated allocation for 2015, by asset class, is expected to remain approximately the same as the year ended December 31, 2014.

	Domestic Plans		TCN Plan
	2014	2013	2014	2013
Asset Category:
Fixed Income	85%	85%	28%	25%
Equity Securities	15%	15%	72%	75%
Total	100%	100%	100%	100%

Fair Value

The following is a summary of total investments for our plans, measured at fair value at December 31, 2014 and 2013.

	12/31/2014	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$471,704	$64,575	$402,116	$5,013
Equities	$110,267	109,781	486	—
Cash and Accrued Items	$11,956	11,956	—	—
Total Investments	$593,927	$186,312	$402,602	$5,013

	12/31/2013	Level 1	Level 2	Level 3
	(In thousands)
Pension Benefits:
Fixed Income	$479,529	$58,556	$417,204	$3,769
Equities	$119,669	31,687	87,982	—
Cash and Accrued Items	$12,086	12,086	—	—
Total Investments	$611,284	$102,329	$505,186	$3,769

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 fixed income instruments measured on a recurring basis for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$3,769	$1,576
Purchases, net	1,347	2,120
Total unrealized gains (loss)	(103)	73
Balance at end of period	$5,013	$3,769

Cash Flows

Cash Flows
	Domestic Plans	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2015	—	—
Expected benefit payments:
2015	$37,344	$2,379
2016	$37,288	$2,799
2017	$37,060	$2,690
2018	$36,887	$2,498
2019	$36,633	$2,604
2020-2024	$178,455	$11,540

Defined Contribution Plans

We provide retirement benefits for most of our U.S. employees through the McDermott Thrift Plan, a qualified defined contribution plan with a Code section 401(k) feature (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation and unmatched employer cash contributions equal to 3% of participants’ base pay, plus overtime pay, expatriate pay and commissions, which we refer to collectively as “thriftable earnings.” Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $3.9 million, $6.4 million and $6.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

We provide retirement benefits for some of our international employees through the McDermott Global Defined Contribution Plan (the “Global Thrift Plan”), a defined contribution plan established on January 1, 2012 and operated under Luxembourg law. The Global Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of base salary and unmatched employer cash contributions equal to 3% of participants’ base salary. Amounts charged to expense for employer contributions under the Global Thrift Plan totaled approximately $1.2 million, $1.6 million and $1.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to the consolidated financial statements for the years presented.

NOTE 5—INVESTMENTS

As of December 31, 2014, we had investments with a fair value of $3.9 million. Our investment portfolio consists of investments in commercial paper and mutual funds. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). During the year ended December 31, 2013, we recognized other than temporary impairment of $1.6 million on the asset-backed securities and collateralized mortgage obligations. Our net unrealized gain on investments was $0.2 million as of December 31, 2014 and December 31, 2013.

As of December 31, 2014, investments in commercial paper were classified as short-term and were included in other current assets in the consolidated balance sheet.

The following is a summary of our available-for-sale securities:

	Year Ended December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Mutual funds(1)	$1,975	$241	$2,216
Commercial paper(2)	1,699	—	$1,699
	$3,674	$241	$3,915

	Year Ended December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Mutual funds(1)	$1,975	$198	$2,173
Commercial paper(2)	3,699	—	$3,699
Asset-backed securities and collateralized mortgage obligations(3)(4)(5)	7,599	40	$7,639
	$13,273	$238	$13,511

(1)	Various U.S. equities and other investments managed under mutual funds.
(2)	Commercial paper with maturities less than one year.
(3)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $5.6 million of commercial paper secured by mortgage-backed securities.
(4)	Asset-backed and mortgage-backed securities with maturities of up to 26 years.
(5)	Asset-backed and mortgage-backed securities and collateralized mortgage obligations is net of a $1.6 million impairment that was recognized in the year ended December 31, 2013.

Proceeds, gross realized gains and gross realized losses from sales and maturities of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2014	$12,978	$—	$(326)
Year Ended December 31, 2013	$43,959	$—	$—
Year Ended December 31, 2012	$191,298	$—	$—

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase or sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency-net in our consolidated statements of operations. At December 31, 2014, we had designated the majority of our foreign currency forward contracts as cash flow hedging instruments.

As of December 31, 2014, we had deferred approximately $82.8 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $61.9 million of the net deferred losses out of AOCI by December 31, 2015.

As of December 31, 2014, the majority of our derivative financial instruments consisted of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled $844.3 million at December 31, 2014, with maturities extending to October 2017. Of this amount, approximately $534.4 million is associated with various foreign currency expenditures we expect to incur on one of our Asia Pacific segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of December 31, 2014, the fair value of these contracts was in a net liability position totaling $46.9 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	December 31, 2014	December 31, 2013
	(in thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,173	$11,641
Other assets	16	1,647
Total asset derivatives	$1,189	$13,288

Accounts payable	$32,431	$20,209
Other liabilities	15,670	21,846
Total liability derivatives	$48,101	$42,055

The Effects of Derivative Instruments on our Financial Statements

	December 31,
	2014	2013
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain/(loss) recognized in AOCI	$(65,503)	$(52,781)
Income (loss) reclassified from AOCI into income: effective portion
Location
Cost of operations	$26,418	$1,715
Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location
Gain (loss) on foreign currency—net	$6,910	$13,247

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

At December 31, 2014, we had forward contracts outstanding to purchase or sell foreign currencies with a total notional value of $844.3 million and a total liability position fair value of $46.9 million.

Available-for-Sale Securities

The following is a summary of our available-for-sale securities measured at fair value:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$2,216	$—	$2,216	$—
Commercial paper	1,699	—	1,699	—

Total	$3,915	$—	$3,915	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$2,173	$—	$2,173	$—
Commercial paper	3,699	—	3,699	—
Asset-backed securities and collateralized mortgage obligations(2)	7,639	—	2,082	5,557

Total	$13,511	$—	$7,954	$5,557
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

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$5,557	$6,343
Total realized and unrealized gains (losses)	(375)	484
Sales and principal repayments	(5,182)	(1,270)
Balance at end of period	$—	$5,557

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash, cash equivalents and restricted cash and cash equivalents approximate their fair values and are classified as Level 1 within the fair value hierarchy.

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

The estimated fair values of certain of our financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$665,309	$665,309	$118,702	$118,702
Restricted cash and cash equivalents	$187,585	$187,585	$23,652	$23,652
Investments	$3,915	$3,915	$13,511	$13,511
Debt	$(891,547)	(737,980)	$(88,562)	$(90,005)
Forward contracts	$(46,912)	$(46,912)	$(28,767)	$(28,767)

See Note 1 “Basis of Presentation and Significant Accounting Policies—Impairment Review,” for a description of significant Level 3 inputs used in development of fair value of nonfinancial assets during the year ended December 31, 2014.

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

Total compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Stock options	$1,747	$4,321	$3,984
Restricted stock and restricted stock units	14,417	12,326	6,880
Performance shares	352	4,453	4,505
Total	$16,516	$21,100	$15,369

Included in stock-based compensation expense, net is a reversal of prior recognized expense resulting from personnel severance arrangements of $2.0 million for the year ended December 31, 2014, which is reflected in restructuring expenses in the consolidated statement of operations.

As of December 31, 2014, total unrecognized estimated compensation expense related to nonvested awards was $26.8 million.

The components of the total gross unrecognized estimated compensation expense and their expected remaining weighted-average periods for expense recognition are as follows (amounts in thousands; periods in years):

	Amount	Weighted-Average Period
Stock options	$1,457	1.1
Restricted stock and restricted stock units	$21,164	2.1
Performance shares	$4,140	1.9

Stock Plans

2014 McDermott International, Inc. Long-Term Incentive Plan

In May 2014, our shareholders approved the 2014 LTIP. Members of the Board of Directors, officers, employees and consultants are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance share units, subject to satisfaction of specific performance goals. Shares approved under the 2009 McDermott International, Inc. Long-Term Incentive Plan (the “2009 LTIP”) that were not awarded as of the date of approval of the 2014 LTIP, or shares that are subject to awards that are cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, are available for issuance under the 2014 LTIP. As part of the approval of the 2014 LTIP, 6,600,000 shares were authorized for issuance.

2009 McDermott International, Inc. Long-Term Incentive Plan

We no longer issue awards under the 2009 LTIP. Members of the Board of Directors, executive officers and key employees were eligible to participate in the plan. The Compensation Committee of the Board of Directors selected the participants for the plan. The plan provided for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the 2009 LTIP, or shares that were subject to awards that were cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, were available for issuance under the 2009 LTIP. As part of the approval of the 2009 LTIP, 9,000,000 shares were authorized for issuance. Options to purchase shares were granted at the fair market value (closing trading price) on the date of grant, became exercisable at such time or times as determined when granted and expired not more than seven years after the date of grant.

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

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of common stock were reserved for issuance for the employer match to the Thrift Plan. Those employer matching contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, involuntary termination of employment due to reduction in force or approved disability. Effective June 2010, we began making employer matching contributions in cash, in lieu of shares of common stock. Accordingly, there were no shares issued under the Thrift Plan during the years ended December 31, 2014, 2013 and 2012.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse with respect to restricted stock units and accelerate the exercisability of outstanding options.

Stock Options

The fair value of each option grant was estimated with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	—	0.68%	0.77%
Expected volatility	—	56%	59%
Expected life of the option in years	—	4.60	4.60
Expected dividend yield	—	0.0%	0.0%

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

The following table summarizes activity for our stock options for the year ended December 31, 2014 (share data in thousands):

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,762	$11.78
Granted	—	—
Exercised	(169)	2.14
Cancelled/expired/forfeited	(300)	12.75
Outstanding at end of period(1)	3,293	$12.18	3.3 Years	$0.0
Exercisable at end of period	2,521	$12.47	2.8 Years	$0.0

(1)	Of the remaining outstanding options at the end of the period, we expect approximately 0.7 million shares underlying the options to vest at a weighted-average exercise price of $11.27.

The aggregate intrinsic value included in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock.

During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $0.9 million, $0.5 million and $1.9 million, respectively. We recorded cash received in the years ended December 31, 2014, 2013 and 2012 from the exercise of these stock options totaling $0.6 million, $0.3 million and $1.4 million, respectively. The weighted-average fair value of the stock options granted in the years ended December 31, 2013 and 2012 was $4.78 and $6.93, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $4.4 million, $3.7 million and $3.6 million, respectively.

There were no tax benefits realized related to stock options exercised during the years ended December 31, 2014, 2013 and 2012.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock units and changes during the year ended December 31, 2014 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	3,767	$9.18
Granted	2,536	7.56
Vested	(1,097)	10.69
Cancelled/forfeited	(558)	8.66
Nonvested at end of period	4,648	$8.00

There were no tax benefits realized related to restricted stock and restricted stock units lapsed during the years ended December 31, 2014 and 2013.

Performance Shares

Nonvested performance share awards and changes during the year ended December 31, 2014 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,168	$13.70
Granted	626	7.76
Vested	—	—
Cancelled/forfeited	(342)	11.97
Nonvested at end of period	1,452	$11.55

NOTE 9—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Other than U.S.:
Current	$21,619	$54,410	$125,402
Deferred	(1,546)	(5,359)	3,802
Total provision for income taxes	$20,073	$49,051	$129,204

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2014	2013		2012
	(In thousands)
U.S.	(31,124)	$(151,904)		$(92,025)
Other than U.S.	(14,197)	(288,955)		422,967
Income before provision for income taxes	$(45,321)	$(440,859	)(1)	$330,942	(1)
(1)	These amounts have been restated to reflect the effect of a pension accounting change, as discussed in Note 1.

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2014	2013		2012
Panama federal statutory rate	25.0%	25.0%		25.0%
Non-Panama operations	3.5%	-16.4%		-4.4%
Valuation allowance for deferred tax assets	-86.6%	-19.1%		14.7%
Audit settlements and reserves	14.2%	-0.9%		3.0%
Other	-0.4%	0.3%		0.7%
Effective tax rate attributable to continuing operations	-44.3%	-11.1%	(1)	39.0	%(1)
(1)	Rate has been updated to reflect the effect of a pension accounting change, as discussed in Note 1. There has been no change in overall provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Pension liability	$10,976	$16,658
Accrued liabilities for incentive compensation	19,015	15,032
Net operating loss carryforward	294,722	259,600
State net operating loss carryforward	21,296	24,679
Long-term contracts	39,817	13,504
Other	1,549	4,936
Total deferred tax assets	387,375	334,409
Valuation allowance for deferred tax assets	(331,589)	(292,388)
Deferred tax assets	$55,786	$42,021

Deferred tax liabilities:
Property, plant and equipment	28,815	19,115
Prepaid drydock	10,280	13,025
Investments in joint ventures and affiliated companies	13,583	8,354
Unrealized exchange gains and other	3,162	3,236
Total deferred tax liabilities	$55,840	$43,730

Net deferred tax liability	$54	$1,709

	December 31,
	2014	2013
Deferred tax assets and liabilities in the accompanying
consolidated balance sheets include:
Current deferred tax assets	$7,514	$7,091
Noncurrent deferred tax assets	17,313	16,766
Total	$24,827	$23,857
Current deferred tax liabilities	$19,753	$17,892
Noncurrent deferred tax liabilities	5,128	7,674
Total	$24,881	$25,566
Net deferred tax liability	$54	$1,709

As of December 31, 2014, we had a valuation allowance of $331.6  million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $538.3 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $9.0 million is scheduled to expire in years 2015 to 2017. The foreign net operating losses have a valuation allowance of $127.0 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $459.7 million, which includes $16.2 million for which the benefit will be recorded in APIC when realized, and carry a $160.9 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in years 2023 to 2034. We have state net operating losses of $409.5 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards are scheduled to expire in years 2015 to 2028. We are carrying a valuation allowance of $21.3 million against the deferred tax asset related to the state loss carryforwards. We also have an approximate $28.1 million valuation allowance against other deferred tax assets.

We have provided $13.0 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2014, the undistributed earnings of these subsidiaries were $136.8 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $0.3 million would be payable upon distribution of these earnings.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, Azerbaijan and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2009.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$40,613	$40,516	$31,664
Increases based on tax positions taken in the current year	3,479	539	10,830
Increases based on tax positions taken in prior years	3,195	3,831	158
Decreases based on tax positions taken in prior years	(863)	(3,688)	(1,465)
Decreases due to lapse of applicable statute of limitation	(12,318)	(585)	(671)
Balance at end of period	$34,106	$40,613	$40,516

The entire balance of unrecognized tax benefits at December 31, 2014 would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014, we had recorded liabilities of approximately $15.1 million for the payment of tax-related interest and penalties. At December 31, 2013 and 2012, we had recorded liabilities of approximately $15.4 million and $15.3 million, respectively, for the payment of tax-related interest and penalties.

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

The diluted earnings per share calculation excludes 3.1 million, 3.2 million and 1.8 million shares underlying outstanding stock-based awards for the years ended December 31, 2014, 2013 and 2012, respectively, as they were antidilutive.

Potential dilutive common shares for the settlement of our common stock purchase contracts totaling 30.7 million shares were considered in the calculation of diluted weighted-average shares for year ended December 31, 2014; however, due to our net loss position, those shares have not been reflected below because they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)

Income (loss) from continuing operations less noncontrolling interest	$(75,994)	$(508,868)	$190,968
Income from discontinued operations, net of tax	—	—	3,497
Net income (loss) attributable to McDermott International, Inc.	$(75,994)	$(508,868)	$194,465

Weighted average common shares (basic)	237,229,086	236,514,584	235,638,422
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	—	1,981,266
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,229,086	236,514,584	237,619,688
Basic earnings (loss) per share
Income (loss) from continuing operations less noncontrolling interest	(0.32)	(2.15)	0.81
Income (loss) from discontinued operations, net of tax	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.32)	(2.15)	0.83
Diluted earnings (loss) per share:
Income (loss) from continuing operations less noncontrolling interest	(0.32)	(2.15)	0.80
Income (loss) from discontinued operations, net of tax	—	—	0.01
Net income (loss) attributable to McDermott International, Inc.	(0.32)	(2.15)	0.82

NOTE 11—SEGMENT REPORTING

In March 2014, we changed our organizational structure to orient around our offshore and subsea business activities through four primary geographic regions. The four geographic regions, which we consider to be our operating segments, consist of Asia Pacific, Americas, Middle East, and North Sea and Africa. The Caspian is no longer considered an operating segment and is  aggregated into the Middle East reporting segment. The North Sea and Africa operating segment is also aggregated into the Middle East reporting segment due to the proximity of regions and similarities in the nature of services provided, economic characteristics and oversight responsibilities. Accordingly, we report financial results under reporting segments consisting of Asia Pacific, Americas and the Middle East. We also report certain corporate and other non-operating activities under the heading “Corporate and other”, which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of unconsolidated affiliates.

1. Information about Operations:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Asia Pacific	$937,615	$953,838	$1,575,682
Middle East	798,860	1,170,663	1,591,881
Americas	564,414	534,431	474,061
Total revenues(1):	$2,300,889	$2,658,932	$3,641,624

Operating income (loss):
Asia Pacific	$55,412	$(72,159)	$236,874
Middle East	(7,634)	(209,080)	138,733
Americas	(30,282)	(175,506)	(68,468)
Corporate	(8,942)	—	—
Total operating income (loss)	$8,554	$(456,745)	$307,139

Capital expenditures:
Asia Pacific	$154,735	$117,060	$219,920
Middle East	101,553	127,918	29,736
Americas	51,852	21,757	32,699
Corporate and Other	13,047	17,227	3,955
Total capital expenditures(2):	$321,187	$283,962	$286,310

Depreciation and amortization:
Asia Pacific	$19,020	$18,693	$23,797
Middle East	32,146	31,813	31,119
Americas	34,224	26,674	24,589
Corporate and Other	7,795	7,400	6,935
Total depreciation and amortization:	$93,185	$84,580	$86,440

Drydock amortization
Asia Pacific	$6,255	$8,917	$9,487
Middle East	2,011	2,133	2,489
Americas	11,453	7,417	13,569
Total drydock amortization	$19,719	$18,467	$25,545

(1)	Intercompany transactions were not significant for the years ended December 31, 2014, 2013 and 2012.
(2)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for the year ended December 31, 2014 include $27.0 million of cash payments for accrued capital expenditures outstanding at December 31, 2013. Capital expenditures for the year ended December 31, 2013 exclude approximately $48.3 million in accrued capital expenditures. There were no accrued capital expenditures for the year ended December 31, 2012.

2. Information about our most significant Customers

Our customers, which significantly impacted our segments during the years ended December 31, 2014, 2013 and 2012, were as follows:

	% of
	Consolidated	Reportable
	Revenues	Segment
Year Ended December 31, 2014:
Saudi Aramco	27%	Middle East
Inpex Operations Australia Pty Ltd.	25%	Asia Pacific
Year Ended December 31, 2013:
Saudi Aramco	25%	Middle East
Azerbaijan International Oil Company	13%	Middle East
Year Ended December 31, 2012:
Exxon Mobil Corporation	24%	Asia Pacific
Saudi Aramco	22%	Middle East
BHP Billiton Petroleum Pty Ltd.	10%	Asia Pacific

3. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Service line revenues:
Installation Operations	$1,041,525	$1,155,516	$1,885,143
Fabrication Operations	266,854	370,854	487,215
Project Services and Engineering
Operations	314,776	341,084	337,774
Procurement Activities	677,734	791,478	931,492
	$2,300,889	$2,658,932	$3,641,624

Geographic revenues:
Saudi Arabia	$616,659	$720,879	$1,057,930
Australia	614,164	481,123	1,485,503
Brazil	290,561	176,475	87,597
Indonesia	150,205	144,538	—
United States	148,606	126,986	119,785
Mexico	130,642	117,813	55,974
Azerbaijan	111,382	345,742	268,419
Malaysia	98,004	329,689	67,553
United Arab Emirates	57,249	19,528	156,395
Other countries	83,417	196,159	342,468
	$2,300,889	$2,658,932	$3,641,624

4. Information about our Segment Assets and Property, Plant and Equipment by Country:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Segment assets:
Asia Pacific	$601,394	$1,030,823	$1,402,923
Middle East	996,812	1,129,529	1,006,284
Americas	973,169	522,713	536,734
Corporate and Other	872,582	124,306	387,686
Total assets	$3,443,957	$2,807,371	$3,333,627

Property, plant and equipment, net(1):
Brazil	$458,199	$192,101	$52,955
United Arab Emirates	306,320	145,635	110,292
Mexico	245,226	96,830	61,390
Singapore	219,570	306,948	324,106
Indonesia	189,064	154,630	144,322
Spain	154,078	94,917	15,159
United States	46,537	54,647	201,815
Saudi Arabia	20,561	191,400	102,334
Australia	—	14	212,955
Malaysia	—	240,042	—
Other countries	3,541	1,513	56,463
Total property, plant and equipment, net	$1,643,096	$1,478,677	$1,281,791

(1)	Our marine vessels are included in the country in which they were located as of year-end.

5. Information about our Unconsolidated Affiliates:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Equity in loss of unconsolidated affiliates:
Asia Pacific	$(10,009)	$(10,738)	$(10,123)
Americas	4,829	(4,275)	(6,016)
Middle East	(2,668)	(1,103)	(580)
	$(7,848)	$(16,116)	$(16,719)

Investments in unconsolidated affiliates:
Asia Pacific	$35,722	$49,423
Americas	1,598	120
Corporate	866	993
Total investments in unconsolidated affiliates	$38,186	$50,536

Our consolidated balance sheets include accounts receivable attributable to our unconsolidated affiliates of approximately $20.1 million and $36.2 million as of December 31, 2014 and 2013, respectively.

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

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al. (“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as JRMI and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. On June 18, 2014, the Boudreaux Suit was voluntarily dismissed without prejudice. On January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. The New Antoine Suit plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the Texas District Court. On April 4, 2014, 20 of the plaintiffs in the New Antoine Suit voluntarily dismissed their claims without prejudice. The remaining plaintiffs seek monetary damages in an unspecified amount and attorneys’ fees. We cannot reasonably estimate the extent of a potential judgment against us, if any, and we intend to vigorously defend this suit.

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

As of December 31, 2014, we had total environmental reserves of $3.7 million, all which was included in current liabilities. At December 31, 2013, we had total environmental reserves of $6.3 million. Our environmental reserves are primarily reserves related to our Morgan City facility, which we established in connection with our plan to discontinue the utilization of this facility. Inherent in our estimates of environmental reserves are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2014, it is possible that we may incur liabilities for liquidated damages aggregating approximately $118.5 million, of which approximately $28.0 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to July 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

At December 31, 2014, we had outstanding obligations related to our vessel construction contracts on the CSV 108 and DLV 2000 of approximately $253.8 million, all of which is due in 2015. - -

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2015	$25,051
2016	$18,531
2017	$15,155
2018	$11,457
2019	$12,288
Thereafter	$127,373

Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $106.5 million, $116.6 million and $60.7 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data amounts)
Revenues	$603,811	$476,083	$414,595	$806,400
Operating income (loss)	(38,209)	31,525	(10,711)	25,949
Net income (loss)	(45,984)	(5,698)	(25,946)	12,234
Net income attributable to non-controlling interest	536	1,699	4,306	4,059
Net income (loss) attributable to McDermott International, Inc.	(46,520)	(7,397)	(30,252)	8,175

	Per Share Data Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Basic loss per common share:
Income (loss) from continuing operations less noncontrolling interest	(0.20)	(0.03)	(0.13)	0.03
Net loss attributable to McDermott International, Inc.	(0.20)	(0.03)	(0.13)	0.03
Diluted loss per common share:
Income (loss) from continuing operations less noncontrolling interest	(0.20)	(0.03)	(0.13)	0.03
Net loss attributable to McDermott International, Inc.	(0.20)	(0.03)	(0.13)	0.03

(1)	Operating income for the quarter ended March 31, 2014 was influenced by negative changes in estimates on projects, mainly in our Middle East segment.
(2)

Operating income for the quarter ended June 30, 2014 was influenced by a gain on the sale of assets, mainly of our Harbor Island facility of approximately $25.1 million and some of Morgan City facility assets.

(3)	Operating income for the quarter ended December 31, 2014 was influenced by positive changes in estimates and recognition of approved change orders.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share data amounts)
Revenues	$807,488	$647,250	$686,856	$517,338
Operating income (loss)	56,688	(146,321)	(49,216)	(317,896)
Net income (loss)	27,973	(142,922)	(55,609)	(319,352)
Net income attributable to non-controlling interest	3,765	3,286	5,023	6,884
Net income (loss) attributable to McDermott International, Inc.	24,208	(146,208)	(60,632)	(326,236)

	Per Share Data Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Basic loss per common share:
Income (loss) from continuing operations less noncontrolling interest	0.10	(0.62)	(0.26)	(1.38)
Net loss attributable to McDermott International, Inc.	0.10	(0.62)	(0.26)	(1.38)
Diluted loss per common share:
Income (loss) from continuing operations less noncontrolling interest	0.10	(0.62)	(0.26)	(1.38)
Net loss attributable to McDermott International, Inc.	0.10	(0.62)	(0.26)	(1.38)

(1)	Operating income for the quarter ended June 30, 2013 was influenced by increased cost estimates on projects in our Middle East and Asia Pacific segments, as well as restructuring charges.
(2)	Operating income for the quarter ended September 30, 2013 was influenced by increased project losses.
(3)	Operating income for the quarter ended December 31, 2013 was influenced by increased cost estimates, impairment losses of $84.3 million and restructuring charges.

We have retrospectively applied the new accounting method for recognizing actuarial gains and losses relating to our pension and other post-retirement benefit plans, as described in Note 1. The impact of these adjustments on previously reported quarterly results is summarized below (in thousands, except per share amounts).

	Quarter ended March 31,		Quarter ended June 30,		Quarter ended September 30,		Quarter ended December 31,
Increase (decrease) to	2014	2013	2014	2013	2014	2013	2014(1)	2013(1)
Operating income (loss)	$3,433	$3,655	$3,433	$3,215	$3,432	$3,438	$6,369	$(2,263)
Net income (loss)	$3,433	$3,655	$3,433	$3,215	$3,432	$3,438	$6,369	$(2,263)
Basic loss per common share:
Net loss attributable to McDermott International, Inc.	0.01	0.02	0.01	0.01	0.01	0.01	—	(0.01)
Diluted loss per common share:
Net loss attributable to McDermott International, Inc.	0.01	0.02	0.01	0.01	0.01	0.01	—	(0.01)

(1)	Impact of the adjustments on quarters ended December 31, 2014 and 2013 includes effect of the actuarial adjustment recognized at the end of the year.

NOTE 14—EFFECT OF ACCOUNTING CHANGE

We have retrospectively applied the new accounting method for recognizing actuarial gains and losses, as described in Note 1. We recorded a cumulative increase to accumulated deficit of $88.3 million as of January 1, 2012 related to this accounting method change. The impact of these adjustments on our consolidated results and financial position is as follows:

	2014			2013			2012
	New method	Historical Method	Net Effect of Change	As Adjusted	Previously Reported	Net Effect of Change	As Adjusted	Previously Reported	Net Effect of Change
	(In thousands, except per share data amounts)
Consolidated Statements of Operations:
Selling, general and administrative expenses	$208,564	$225,231	$(16,667)	$193,126	$201,171	$(8,045)	$218,162	$205,974	$12,188
Operating Income (Loss)	$8,554	$(8,113)	$16,667	$(456,745)	$(464,790)	$8,045	$307,139	$319,327	$(12,188)
Net Income (Loss)	$(65,394)	$(82,061)	$16,667	$(489,910)	$(497,955)	$8,045	$205,235	$217,423	$(12,188)
Net Income (Loss) Attributable to McDermott International, Inc.	$(75,994)	$(92,661)	$16,667	$(508,868)	$(516,913)	$8,045	$194,465	$206,653	$(12,188)
Earnings per common share:
Basic:
Net Income (Loss) Attributable to McDermott International, Inc.	(0.32)	(0.39)	0.07	(2.15)	(2.19)	0.04	0.83	0.88	(0.05)
Diluted:
Net Income (Loss) Attributable to McDermott International, Inc.	(0.32)	(0.39)	0.07	(2.15)	(2.19)	0.04	0.82	0.87	(0.05)

Consolidated Statements of Comprehensive Income (Loss):
Unrealized gain (loss) on benefit plan revaluation	$—	$2,937	$(2,937)	$—	$(9,542)	$9,542	$—	$(23,821)	$23,821
Amortization of benefit plan costs	$—	$13,730	$(13,730)	$—	$17,587	$(17,587)	$—	$11,633	$(11,633)

Consolidated Balance Sheets:
Retained Earnings/ (Accumulated Deficit)	$(239,572)	$(163,818)	$(75,754)	$(163,578)	$(71,157)	$(92,421)
Accumulated Other Comprehensive Income (Loss)	$(97,808)	$(173,562)	$75,754	$(47,710)	$(140,131)	$92,421

Consolidated Statements of Cash Flows:
Net Income (Loss)	$(65,394)	$(82,061)	$16,667	$(489,910)	$(497,955)	$8,045	$205,235	$217,423	$(12,188)
Other non-cash items	$(3,605)	$8,961	$(12,566)	$(6,029)	$(3,463)	$(2,566)	$6,837	$8,367	$(1,530)
Other assets and liabilities(1)	$11,653	$15,754	$(4,101)	$(46,301)	$(40,822)	$(5,479)	$55,303	$39,535	$15,768
Pension liability and accrued postretirement and employee benefits	$(1,861)	$(1,861)	$—	$(30,828)	$(30,828)	$—	$34,847	$36,897	$(2,050)

(1)

Other assets and liabilities for the years ended December 31, 2013 and 2012 have been adjusted to conform with the current year presentation for the non-cash impacts of gain of foreign exchange, as described in Note 1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2014, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule which included an explanatory paragraph concerning the Company’s election to change its method of accounting for defined benefit pension and other postretirement benefit plans costs during 2014.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 2, 2015

Item 9B.	OTHER INFORMATION.

On February 26, 2015, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of McDermott took the following actions relating to the compensation of McDermott’s chief executive officer, chief financial officer, each currently employed executive officer listed in the Summary Compensation Table in McDermott’s proxy statement for its 2014 Annual Meeting of Stockholders and each other currently employed executive officer expected to be listed in the Summary Compensation Table in McDermott’s proxy statement for its 2015 Annual Meeting of Stockholders (collectively, the “Named Executive Officers”).

2015 Annual Base Salaries.  The Compensation Committee made no adjustments to annual base salaries for the Named Executive Officers.

2015 Annual Cash Bonus.  The Compensation Committee established 2015 annual target award opportunities for participants in McDermott’s Executive Incentive Compensation Plan (the “EICP”), including the Named Executive Officers.  For the year ending December 31, 2015, the target award opportunities for the Named Executive Officers are as follows:

Named Executive Officer	Target EICP Award Opportunity (as a percentage of 2015 annual base salary earned)
David Dickson	100%
Stuart Spence	70%
Scott Cummins	70%
Tony Duncan	70%
Liane K. Hinrichs	70%

In connection with the 2015 EICP awards, the Compensation Committee approved financial metric performance goals based on McDermott’s consolidated operating income, free cash flow (defined as cash from operations less capital expenditures), order intake and operating margins on order intake, weighted as set forth below.  Our financial performance against the stated goals will determine the threshold (0.5x), target (1.0x) and maximum (2.0x) possible funding for each financial performance goal, with the weighted sum of each funding multiple determining the financial metric result (the “Financial Metric Result”):

Weight	Financial Metric Performance Goals	Performance Level	Funding Multiple
25%	Operating Income	Threshold	0.5x
		Target	1.0x
		Maximum	2.0x
25%	Free Cash Flow (Cash from Operations less Capital Expenditures)	Threshold	0.5x
		Target	1.0x
		Maximum	2.0x
30%	Order Intake	Threshold	0.5x
		Target	1.0x
		Maximum	2.0x
20%	Order Intake Operating Margin	Threshold	0.5x
		Target	1.0x
		Maximum	2.0x

The Financial Metric Result will then be adjusted by a factor (the “MPI Modifier”) based on McDermott’s achievement of established goals relating to the plan we are implementing to increase our profitability and operational flexibility (the “MPI Modifier”).  The MPI Modifier will be determined as follows:

Performance Goal	Performance Level	MPI Modifier
2015 Operating Income Savings Attributable to MPI	≤ Threshold	0.67x
	= Target	1.0x
	≥ Maximum	1.33x

The amount determined above (Financial Metric Result x MPI Modifier) will then be, for each participant in the EICP, multiplied by the product of such participant’s 2015 base salary earned times their respective Target EICP Award Opportunity, and such amounts will be aggregated to determine the total amount of the bonus pool from which 2015 EICP awards may be paid (the “2015 EICP Pool”).  However, the Compensation Committee determined that the 2015 EICP Pool will not be less than 0.5x nor more than 2.0x the aggregate dollar amount of the participants’ 2015 target award opportunities.

A participant’s actual bonus award will be determined by achievement of the participant’s individual performance goals, in each case in accordance with objective measures required by the terms of the EICP.

In no event may any Named Executive Officer’s annual bonus exceed two times his or her target EICP award opportunity, and no participant is guaranteed a minimum award under the EICP.  The Compensation Committee has the discretion to reduce the amount of any payout, even if one or more of the applicable performance goals have been achieved.

2015 Long-Term Incentive.  The Compensation Committee approved the type of grants and form of grant agreements to be used in connection with the 2015 annual long-term incentive awards.  The 2015 awards include, for each Named Executive Officer, grants of restricted stock units and performance units, in the approximate grant date fair value amounts set forth below.  The grants were all made pursuant to our 2014 McDermott International, Inc. Long-Term Incentive Plan.  The foregoing description of the grants of restricted stock units and performance units is a summary and is qualified in its entirety by reference to the forms of the restricted stock unit and performance unit grant agreements, which are included as Exhibits 10.31 and 10.32, respectively, to this annual report on Form 10-K.

Named Executive Officer	Restricted Stock Units	Performance Units
David Dickson	$2,500,000	$2,500,000
Stuart Spence	$600,000	$600,000
Scott Cummins	$400,000	$400,000
Tony Duncan	$400,000	$400,000
Liane Hinrichs	$500,000	$500,000

Perquisite Allowance.  The Compensation Committee approved a perquisite allowance for certain of our executive officers, including each of the Named Executive Officers.  The perquisite allowance is in the amount of $20,000, is paid in cash and may be used for any purpose determined by the recipient and is in lieu of any reimbursements made by McDermott to those executive officers receiving the perquisite allowance for any individual perquisite, with the exception of any company-required spousal travel for (1) the Chief Executive Officer, and (2) the remaining Named Executive Officers, as approved by the Chief Executive Officer.

Deferred Compensation Plan Company Contribution.  The Compensation Committee approved a 2015 company contribution under the McDermott International, Inc. Director and Executive Officer Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain of our executive officers, including the Named Executive Officers, in an amount equal to 5% of Compensation (as defined in the Deferred Compensation Plan) received from McDermott during 2014.  The Compensation Committee also approved a discretionary contribution under the Deferred Compensation Plan for Mr. Spence, in the amount of $15,339, which amount is intended to represent the value of Mr. Spence’s annual base salary he would have earned for the period from January 1, 2014 through his August 25, 2014 date of hire.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2015 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2015 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5—“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2015” in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II is filed with this annual report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

III.EXHIBITS

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

Exhibit Number	Description
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

4.8

Commitment Letter dated as of March 2, 2014 entered into by and between McDermott International, Inc. and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-08430)).

4.9

Indenture, dated April 16, 2014, by and among McDermott International, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.10	Form of 8.000% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.11

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

4.12

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

4.13

Form of First Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.14

Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.15

Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.16

First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.17

Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.18	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

Exhibit Number	Description
4.19

Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.20

Form of Amortizing Note, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.21

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan.

4.22

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

4.23

First Supplemental Indenture and Guarantee, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC, McDermott International, Inc., as the Issuer, each other then-existing Guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent, registrar, and Wells Fargo Bank, National Association, as Collateral Agent.

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

10.5*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and certain officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.6*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.7*

Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.8

Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.9*

McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.10*

Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

Exhibit Number	Description

10.11*

Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.12*

Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.13*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.14*

Summary of Named Executive Officer 2013 Salaries and Target EICP Compensation (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.15*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.16*

Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.17*

Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.18*

Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.19*

Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.20*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.21*

Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.22*

Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.23*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.24*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.25*

Separation Agreement dated February 27, 2014 between J. Ray McDermott, S.A. and Stewart A. Mitchell (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

Exhibit Number	Description
10.26*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.27*

Form of 2014 Non-Executive Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.28*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.29*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.30*

Separation Agreement dated as of August 23, 2014 by and between Perry L. Elders and McDermott International, Inc. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.31*	Form of 2015 Restricted Stock Grant Agreement.

10.32*	Form of 2015 Performance Unit Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter regarding Change in Accounting Principle

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ David Dickson
David Dickson
March 2, 2015		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ DAVID DICKSON	President and Chief Executive Officer and Director
David Dickson	(Principal Executive Officer)

/s/ STUART SPENCE	Executive Vice President and Chief Financial Officer
Stuart Spence	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ ROGER A. BROWN	Director
Roger A. Brown

/s/ STEPHEN G. HANKS	Director
Stephen G. Hanks

/s/ GARY P. LUQUETTE	Director, Chairman of the Board
Gary P. Luquette

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ DAVID A. TRICE	Director
David A. Trice

March 2, 2015

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period			Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2014	$292,388	$38,761	$440	$331,589
Year Ended December 31, 2013	$208,061	$84,213	$114	$292,388
Year Ended December 31, 2012	$160,266	$48,711	$(916)	$208,061

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2014	$30,404	$3,698	$(3,689)	$(22)	$30,391
Year Ended December 31, 2013	$22,116	$11,674	$(3,386)	$—	$30,404
Year Ended December 31, 2012	$24,682	$—	$(2,558)	$(8)	$22,116

INDEX TO EXHIBITS

3. EXHIBITS

Exhibit Number	Description
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

4.8

Commitment Letter dated as of March 2, 2014 entered into by and between McDermott International, Inc. and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-08430)).

4.9

Indenture, dated April 16, 2014, by and among McDermott International, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

Exhibit Number	Description
4.10	Form of 8.000% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.11

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

4.12

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

4.13

Form of First Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.14

Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.15

Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.16

First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.17

Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.18	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.19

Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.20

Form of Amortizing Note, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.21

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan.

4.22

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

4.23

First Supplemental Indenture and Guarantee, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC, McDermott International, Inc., as the Issuer, each other then-existing Guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent, registrar, and Wells Fargo Bank, National Association, as Collateral Agent.

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

10.5*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and certain officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.6*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.7*

Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.8

Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.9*

McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.10*

Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.11*

Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.12*

Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.13*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.14*

Summary of Named Executive Officer 2013 Salaries and Target EICP Compensation (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.15*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.16*

Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

Exhibit Number	Description

10.17*

Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.18*

Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.19*

Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.20*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.21*

Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.22*

Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.23*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.24*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.25*

Separation Agreement dated February 27, 2014 between J. Ray McDermott, S.A. and Stewart A. Mitchell (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.26*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.27*

Form of 2014 Non-Executive Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.28*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.29*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.30*

Separation Agreement dated as of August 23, 2014 by and between Perry L. Elders and McDermott International, Inc. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.31*	Form of 2015 Restricted Stock Unit Grant Agreement.

10.32*	Form of 2015 Performance Unit Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter regarding Change in Accounting Principle

21.1	Significant Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document