Form 10-Q
period 2015-03-31
MCDERMOTT INTERNATIONAL INC
filed 2015-05-11
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding at May 7, 2015 was 238,604,332.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands, except shares
	and per share amounts)

Revenues	$550,463	$603,811

Costs and Expenses:
Cost of operations	475,459	591,493
Selling, general and administrative expenses	51,676	51,964
Gain on disposal of assets	(367)	(6,439)
Restructuring expenses	10,389	6,125

Total costs and expenses	537,157	643,143

(Loss) Income from Investments in Unconsolidated Affiliates	(6,741)	1,123

Operating Income (Loss)	6,565	(38,209)

Other Income (Expense):
Interest income (expense), net	(12,179)	61
Loss on foreign currency, net	(1,468)	(4,082)
Other expense, net	(97)	(265)

Total other expense	(13,744)	(4,286)

Loss before provision for income taxes and noncontrolling interests	(7,179)	(42,495)

Provision for income taxes	4,869	3,489

Net loss	(12,048)	(45,984)
Less: net income attributable to noncontrolling interest	2,459	536

Net loss attributable to McDermott International, Inc.	$(14,507)	$(46,520)

Loss per share
Net loss attributable to McDermott International, Inc.:
Basic	$(0.06)	$(0.20)
Diluted	$(0.06)	$(0.20)

Shares used in the computation of losses per share:
Basic:	237,504,719	236,961,158
Diluted:	237,504,719	236,961,158

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(in thousands)
Net Loss	$(12,048)	$(45,984)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	12	(24)
Foreign currency translation adjustment	(2,042)	(320)
Gain (loss) on derivatives	(16,885)	14,529
Other comprehensive income (loss), net of tax	(18,915)	14,185
Total Comprehensive Loss	$(30,963)	$(31,799)
Less: Comprehensive Income Attributable to Non-controlling Interests	2,426	503
Comprehensive Loss Attributable to McDermott International, Inc.	$(33,389)	$(32,302)

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except shares and par value data)
Assets
Current Assets:
Cash and cash equivalents	$600,636	$665,309
Restricted cash and cash equivalents	199,764	187,585
Accounts receivable – trade, net	213,144	143,370
Accounts receivable – other	73,837	81,088
Contracts in progress	380,756	357,617
Deferred income taxes	12,646	7,514
Assets held for sale	14,253	14,253
Other current assets	49,971	44,898
Total Current Assets	1,545,007	1,501,634
Property, Plant and Equipment	2,479,797	2,473,563
Less Accumulated depreciation	(850,378)	(830,467)
Net Property, Plant and Equipment	1,629,419	1,643,096
Accounts Receivable – Long-Term Retainages	136,908	137,468
Investments in Unconsolidated Affiliates	36,206	38,186
Deferred Income Taxes	17,034	17,313
Investments	2,151	2,216
Other Assets	93,306	76,966
Total Assets	$3,460,031	$3,416,879

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$27,092	$27,026
Accounts payable	374,927	251,924
Accrued liabilities	330,889	337,209
Advance billings on contracts	162,004	199,865
Deferred income taxes	19,265	19,753
Income taxes payable	29,813	25,165
Total Current Liabilities	943,990	860,942
Long-Term Debt	834,247	837,443
Self-Insurance	18,140	17,026
Pension Liability	18,079	18,403
Non-current Income Taxes	48,442	49,229
Other Liabilities	85,707	94,722
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized
400,000,000 shares; issued and outstanding 246,199,889 and 245,209,850 shares, respectively	246,200	245,210
Capital in excess of par value (including prepaid common stock purchase contracts)	1,679,631	1,676,815
Accumulated Deficit	(254,079)	(239,572)
Treasury stock, at cost: 7,700,580 and 7,400,027 shares, respectively	(96,972)	(96,441)
Accumulated other comprehensive loss	(116,690)	(97,808)
Stockholders' Equity - McDermott International, Inc.	1,458,090	1,488,204
Noncontrolling interest	53,336	50,910
Total Equity	1,511,426	1,539,114
Total Liabilities and Equity	$3,460,031	$3,416,879

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,048)	$(45,984)
Non-cash items included in net loss:
Depreciation and amortization	25,327	24,602
Drydock amortization	5,272	6,946
Stock-based compensation charges	4,278	4,387
Losses (gains) from Investments in unconsolidated affiliates	6,741	(1,123)
Gain on asset disposals	(367)	(6,439)
Restructuring expense	4,169	675
Deferred taxes	(5,341)	(2,628)
Other non-cash items	(1,472)	1,752
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(69,214)	26,365
Net contracts in progress and advance billings on contracts	(61,021)	(5,974)
Accounts payable	110,785	32,727
Accrued and other current liabilities	(5,723)	15,046
Pension liability and accrued postretirement and employee benefits	(555)	5,880
Other assets and liabilities	(19,370)	(78,560)
TOTAL CASH USED IN OPERATING ACTIVITIES	(18,539)	(22,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,972)	(37,893)
(Increase) in Restricted cash and cash equivalents	(12,179)	(19,634)
Purchases of available-for-sale securities	-	(1,997)
Sales and maturities of available-for-sale securities	1,775	10,055
Investments in unconsolidated affiliates	(4,696)	-
Proceeds from asset dispositions	-	8,370
Other	76	(1,950)
TOTAL CASH USED IN INVESTING ACTIVITIES	(38,996)	(43,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	250,000
Repayment of debt	(4,706)	(31,373)
Other	(1,323)	(3,858)
TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,029)	214,769

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,109)	36
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,673)	149,428
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	665,309	118,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$600,636	$268,130

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital		Other
	Common Stock		in Excess	Accumulated	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Par Value	of Par Value	Deficit	Loss ("AOCI")	Stock	Equity	Interest ("NCI")	Equity
	(Unaudited)
	(In thousands, except shares)
Balance at December 31, 2014	245,209,850	$245,210	$1,676,815	$(239,572)	$(97,808)	$(96,441)	1,488,204	$50,910	1,539,114
Net loss	-	-	-	(14,507)	-	-	(14,507)	2,459	(12,048)
Other comprehensive loss, net of tax	-	-	-	-	(18,882)	-	(18,882)	(33)	(18,915)
Share vesting	990,039	990	(990)	-	-	-	-	-	-
Stock-based compensation charges	-	-	3,806	-	-	472	4,278	-	4,278
Purchase of treasury shares	-	-	-	-	-	(1,003)	(1,003)	-	(1,003)
Balance at March 31, 2015	246,199,889	$246,200	$1,679,631	$(254,079)	$(116,690)	$(96,972)	$1,458,090	$53,336	$1,511,426

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is an engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Europe, Africa, the Middle East and Asia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these notes to our accompanying unaudited Consolidated Financial Statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in MII’s Current Report on Form 8-K filed with the SEC on May 11, 2015.

Business Segments

In the first quarter of 2015, we completed changes to our organizational structure which resulted in realignment of our reporting segments. Our North Sea and Africa operations were previously aggregated into the Middle East (“MEA”) reporting segment. However, the responsibility for business decisions relating to the North Sea and Africa was moved to our Americas reporting segment in the first quarter of 2015. As a result, the North Sea and Africa businesses are reflected in our Americas reporting segment, now referred to as Americas, Europe and Africa (collectively, “AEA”). All comparable periods presented have been revised to reflect this change. Accordingly, we report financial results under three reporting segments consisting of AEA, MEA and Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our reporting segments. However, Corporate restructuring costs associated with our corporate reorganization are not allocated to our reporting segments. See Note 13 for summarized financial information on our segments.

Recently Issued and Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of debt issuance costs will be calculated using the interest method and be reported as interest expense. Retrospective application of this ASU is required for public entities for annual and interim periods beginning on or after December 15, 2015, and early adoption is permitted. We early adopted this ASU. Our accompanying Consolidated Financial Statements classify debt issuance costs related to long-term debt as components of Long-term debt. These costs were previously reported by us as Assets (see Note 7). All comparable periods presented have been revised to reflect this change.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. ASU 2014-08 also requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The application of this ASU did not have any impact on the accompanying Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2015

In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of this amendment on our future Consolidated Financial Statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends and changes the consolidation analysis currently required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities or voting interest entities; affects the analysis performed by reporting entities regarding variable interest entities, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact of these amendments on our future Consolidated Financial Statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. The application of these amendments is not expected to have an impact on our future Consolidated Financial Statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in effect under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, we will be required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We are currently assessing the impact of the adoption of ASU 2014-15 on our future Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for us for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. Retrospective and modified retrospective application is allowed. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our future Consolidated Financial Statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of March 31, 2015, total unapproved change orders included in our estimates at completion aggregated approximately $240.3 million, of which approximately $73.0 million was included in backlog. As of March 31, 2014, total unapproved change orders included in our estimates at completion aggregated approximately $223.5 million, of which approximately $38.1 million was included in backlog.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Claims Revenue

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with claims was $6.5 million as of March 31, 2015 and 2014. All of these claim amounts at March 31, 2015 and 2014 were related to our MEA segment. For the quarters ended March 31, 2015 and 2014, no revenues or costs pertaining to claims were included in the accompanying Consolidated Financial Statements. None of the pending claims as of March 31, 2015 were the subject of any litigation proceedings.

Our unconsolidated joint ventures did not include any claims revenue or associated cost in their financial results for the quarters ended March 31, 2015 and 2014.

Deferred Profit Recognition

As of March 31, 2015 and 2014, we were not accounting for any projects under our deferred profit recognition policy.

Completed Contract Method

As of March 31, 2015 and 2014, we were not accounting for any contracts under the completed contract method.

Loss Recognition

As of March 31, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the March 31, 2015 backlog, approximately $406.7 million related primarily to four active projects that were in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount was $130.4 million of backlog associated with an EPCI project, PB Litoral, in Mexico, which is expected to be completed in the fourth quarter of 2015, $87.5 million of backlog pertaining to a five-year charter of the Agile in Brazil, which is expected to be completed in the first quarter of 2017, and $20.8 million of backlog relating to NO102 vessel charter project in Brazil, scheduled for completion in the second quarter of 2015, all of which are being conducted in our AEA segment. The March 31, 2015 backlog amount also included $166.5 million relating to an EPCI project in our MEA segment, which is also in a loss position and is expected to be completed by the fourth quarter of 2017.  It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

NOTE 3—USE OF ESTIMATES

We use estimates and assumptions to prepare our financial statements in conformity with U.S. GAAP. Those estimates and assumptions affect the amounts we report in our consolidated financial statements and accompanying notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of March 31, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015

Operating income for the three months ended March 31, 2015 was positively impacted by net favorable changes in cost estimates totaling approximately $21.6 million across all segments.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The AEA segment was positively impacted by net favorable changes in estimates aggregating approximately $6.6 million, primarily due to $4.4 million in reduced cost estimates attributable to a revised demobilization plan for one of our vessels, North Ocean 105 (the “NO 105”), which is working on a  subsea project in Brazil.

The MEA segment was positively impacted by net favorable changes in estimates aggregating approximately $9.1 million. Two EPCI projects in Saudi Arabia were positively impacted by $6.9 million of changes in revenue recovery and cost savings based on constructive discussions with a customer on design optimization and by $6.3  million for improvement in revenue recovery estimates and due to the favorable outcome of our discussions with a customer on compensation for vessel downtime due to weather and standby delays. These favorable changes were partially offset by the $4.5 million negative impact on a Saudi Arabia EPCI project, primarily due to change in cost estimates as a result of a change in marine execution plans.

The ASA segment was positively impacted by net favorable changes in estimates aggregating approximately $5.9 million, driven by multiple projects, none of the individual results of which were material.

Three months ended March 31, 2014

Operating income for the three months ended March 31, 2014 was impacted by net unfavorable changes in cost estimates relating to projects in our AEA and MEA segments, partially offset by net favorable changes in ASA segment.

The AEA segment was negatively impacted by changes in estimates of approximately $35.4 million on an EPCI project, PB Litoral, in Mexico, in the first quarter of 2014. The estimated cost at completion on this project increased primarily due to delays in final project delivery, resulting in a revised execution plan, increased fabrication labor costs and recognition of liquidated damages.

The MEA segment was negatively impacted by losses of approximately $31.9 million, mostly due to changes in estimates on three projects in Saudi Arabia during the three months ended March 31, 2014. On two EPCI projects in Saudi Arabia, we increased our estimated cost at completion by approximately $24.3 million, primarily as a result of vessel downtime due to weather and standby delays (which may be recoverable from the customer, but which were not recognizable at March 31, 2014), and reduced productivity on fabrication and engineering activities. Both projects remain in a profitable position at March 31, 2014. On another EPCI project in Saudi Arabia, we increased our estimated cost to complete by approximately $7.6 million, primarily due to increases in our cost estimates for the completion of onshore activities on the project.

The ASA segment experienced an improvement of approximately $20.6 million, mostly due to changes in estimates on a subsea project, Siakap Subsea Development, in Malaysia during the quarter ended March 31, 2014, primarily due to productivity improvements on our marine vessels as well as offshore support activities.

NOTE 4—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Contract receivables:
Contracts in progress	$176,027	106,174
Completed contracts	26,512	34,698
Retainages	32,100	28,586
Unbilled	4,303	4,303
Less allowances	(25,798)	(30,391)
Accounts receivable—trade, net	$213,144	$143,370

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	March 31, 2015	December 31, 2014
	(in thousands)
Retainages expected to be collected within one year	$32,100	$28,586
Retainages expected to be collected after one year	136,908	137,468
Total retainages	$169,008	$166,054

NOTE 5—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Contracts in progress were $380.8 million and $357.6 million at March 31, 2015 and December 31, 2014, respectively. Advance billings on contracts were $162.0 million at March 31, 2015 and $199.9 million at December 31, 2014. A detail of the components of contracts in progress and advance billings on contracts is as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Costs incurred less costs of revenue recognized	$160,306	$90,191
Revenues recognized less billings to customers	220,450	267,426
Contracts in Progress	$380,756	$357,617

Billings to customers less revenue recognized	514,089	578,896
Costs incurred less costs of revenue recognized	(352,085)	(379,031)
Advance Billings on Contracts	$162,004	$199,865

NOTE 6—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and we are implementing a plan, which we refer to as the McDermott Profitability Initiative (“MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan includes headcount reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. For the quarter ended March 31, 2015, expenses incurred under the MPI totaled $8.6 million.

During 2013 and 2014, we implemented a restructuring of our Americas operations, which involved our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and some Brazil locations. The restructuring involved, among other things, reductions of management, administrative, fabrication and engineering personnel, and the discontinued utilization of the Morgan City facility. For the quarter ended March 31, 2015, expenses incurred under the Americas restructuring totaled $1.8 million.

We completed a Corporate restructuring by the end of 2014. Costs associated with our Corporate restructuring activities primarily included severance, relocation and other personnel-related costs and costs for advisors, as well as costs for certain executive management changes which became effective during the fourth quarter of 2013.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents amounts incurred during the three months ended March 31, 2015 and 2014, as well as amounts incurred from the inception of our restructuring efforts up to March 31, 2015 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred in the three months ended March 31, 2015	Incurred in the three months ended March 31, 2014	Incurred from inception to March 31, 2015	Estimate of remaining amounts to be incurred	Total
	(In thousands)
Americas Restructuring
Impairments and write offs	$-	$-	$12,923	$-	$12,923
Severance and other personnel-related costs	881	2,029	14,261	-	14,261
Morgan City environmental reserve	-	-	5,925	-	5,925
Morgan City yard-related expenses	914	1,602	11,764	4,002	15,766
Other	-	-	158	-	158
	$1,795	$3,631	$45,031	$4,002	$49,033

Corporate Restructuring
Severance and other personnel-related costs	$-	$908	$2,599	$-	$2,599
Legal and other advisor fees	-	1,586	3,204	-	3,204
Other	-	-	798	-	798
	$-	$2,494	$6,601	$-	$6,601

MPI
Severance and other personnel-related costs
AEA segment	$1,252	$-	$1,252	$3,877	$5,129
MEA segment	607	-	607	3,300	3,907
ASA segment	1,800	-	1,800	5,329	7,129
Corporate and other	719	-	719	6,967	7,686
Asset impairment
ASA segment	4,168	-	4,168	-	4,168
Legal and other advisor fees
Corporate	48	-	4,051	-	4,051
	$8,594	$-	$12,597	$19,473	$32,070

Total	$10,389	$6,125	$64,229	$23,475	$87,704

In the first quarter of 2015, we reclassified certain MPI-related legal and other advisory fees of $4.0 million incurred in 2014 from Corporate restructuring costs to MPI costs.

The following table presents a roll forward of accrued liabilities associated with our restructuring activities:

	December 31, 2014	Accruals	Payments	March 31, 2015
	(In thousands)
Morgan City environmental reserve	$3,675	$-	$(715)	$2,960
Morgan City yard-related expenses and other	373	833	(141)	1,065
Total	$4,048	$833	$(856)	$4,025

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7—LONG-TERM DEBT AND NOTES PAYABLE

The carrying values of our long-term debt obligations are as follows:

	March 31, 2015	December 31,2014
	(In thousands)
Long-term debt consists of:
Senior Notes	$490,625	$490,354
Term Loan	291,040	291,424
North Ocean 105 Construction Financing	46,024	45,888
Amortizing Notes	30,354	33,258
Capital lease obligation	2,802	2,802
Other financing	494	743
	861,339	864,469
Less: Amounts due within one year	27,092	27,026
Total long-term debt	$834,247	$837,443

LC Facility and Cash-Collateralized Bilateral Letters of Credit

As of March 31, 2015 and December 31, 2014, the aggregate face amount of letters of credit issued under our $400.0 million first-lien, first-out three-year letter of credit facility (the “LC Facility”) was $201.4 million and $195.8 million, respectively. No financial letters of credit have been issued under the LC Facility.

As of March 31, 2015, we had an aggregate face amount of approximately $111.8 million of cash collateralized letters of credit issued on a bilateral basis outside the LC Facility outstanding, including financial letters of credit of $20.8 million. As of December 31, 2014, we had an aggregate face amount of approximately $88.8 million of cash collateralized letters of credit issued on a bilateral basis outside the LC Facility outstanding, including financial letters of credit of $19.7 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

Bank Guarantees

In 2012, McDermott Middle East, Inc. and MII executed a general reimbursement agreement in favor of a bank located in the UAE relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of March 31, 2015 and December 31, 2014, bank guarantees issued under those arrangements totaled $73.7 million and $56.2 million, respectively.

Surety Bonds

In 2012 and 2011, we executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. As of March 31, 2015 and December 31, 2014, bonds issued under these arrangements totaled $46.3 million and $52.5 million, respectively.

Debt Issuance Costs

Debt issuance costs of $25.5 million and $27.1 million as of March 31, 2015 and December 31, 2014, respectively, are included in the above carrying values of our long-term debt obligations.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 8—PENSION PLANS

In 2014 we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. In connection with our accounting change we have revised previously reported amounts to conform to our current method of accounting.

Net periodic benefit gain for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Interest cost	$5,382	$6,778	$407	$475
Expected return on plan assets	(6,677)	(6,875)	(710)	(740)
Recognized net actuarial loss and other	-	(217)	-	-
Net periodic benefit gain	$(1,295)	$(314)	$(303)	$(265)

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency-net in the accompanying Consolidated Statements of Operations.

As of March 31, 2015, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $99.7 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $78.4 million of deferred losses out of AOCI by March 31, 2016, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $631.4 million at March 31, 2015, with maturities extending through 2017. Of this amount, approximately $424.8 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of March 31, 2015, the fair value of these contracts was in a net liability position totaling $58.5 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2015	December 31, 2014
	(in thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,342	$1,173
Other assets	-	16
Total asset derivatives	$1,342	$1,189
Accounts payable	$49,965	$32,431
Other liabilities	9,833	15,670
Total liability derivatives	$59,798	$48,101

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain/(loss) recognized in other comprehensive income (loss)	$(36,690)	$12,358
Income (loss) reclassified from AOCI into income: effective portion
Location: Cost of operations	19,854	$202
Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location: Gain (loss) on foreign currency—net	1,817	(847)

NOTE 10—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$751	$-	$751	$-
Commercial paper	1,400	-	1,400	-
Total	$2,151	$-	$2,151	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$2,216	$-	$2,216	$-
Commercial paper	1,699	-	1,699	-
Total	$3,915	$-	$3,915	$-

(1) Various U.S. equities and other investments managed under mutual funds

Our Level 2 investments consist primarily of commercial paper, asset-backed commercial paper notes backed by a pool of mortgage-backed securities and mutual funds. The fair value of our Level 2 investments was determined using a market approach that is based on quoted prices and other information for similar or identical instruments.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The estimated fair values of certain of our financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$600,636	$600,636	$665,309	$665,309
Restricted cash and cash equivalents	199,764	199,764	187,585	187,585
Investments	2,151	2,151	3,915	3,915
Debt	(861,339)	(773,619)	(864,469)	(737,980)
Forward contracts	(58,456)	(58,456)	(46,912)	(46,912)

Non-financial Instruments

In accordance with ASC 360-10, Property, Plant and Equipment, one of our vessels, the DB101, which is held and used in our ASA segment, was written down to a fair value of $13.6 million, resulting in a non-cash impairment charge of $4.2 million in the first quarter of 2015. This asset impairment is related to our plan to decommission this vessel in the second quarter of 2015.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Foreign currency translation adjustments	$(17,254)	$(15,212)
Net gain on investments	253	241
Net loss on derivative financial instruments	(99,689)	(82,837)
Accumulated other comprehensive loss	$(116,690)	$(97,808)

The following table presents the components of AOCI and the amounts that were reclassified during the period:

For the three months ended March 31, 2015	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives (1)	TOTAL
	(in thousands)
Balance, December 31, 2014	$(15,212)	$241	$(82,837)	$(97,808)
Other comprehensive income (loss) before reclassification	(2,042)	12	(36,690)	(38,720)
Amounts reclassified from AOCI	-	-	19,838 (2)	19,838
Net current period other comprehensive income (loss)	(2,042)	12	(16,852)	(18,882)
Balance, March 31, 2015	$(17,254)	$253	$(99,689)	$(116,690)

1 Refer to Note 9 for additional details.

2 Reclassified to cost of operations and gain on foreign currency, net.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Net loss attributable to McDermott International, Inc.	$(14,507)	$(46,520)
Weighted average common shares (basic)	237,504,719	236,961,158
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units		-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	237,504,719	236,961,158
Basic loss per share
Net loss attributable to McDermott International, Inc.	$(0.06)	$(0.20)
Diluted loss per share:
Net loss attributable to McDermott International, Inc.	$(0.06)	$(0.20)

Approximately 3.3 million and 3.0 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months ended March 31, 2015 and March 31, 2014, respectively.

Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million shares were considered in the calculation of diluted weighted-average shares for the three months ended March 31, 2015; however, due to our net loss position, they have not been reflected above because they would be anti-dilutive.

NOTE 13—SEGMENT REPORTING

In the first quarter of 2015, we completed changes to our organizational structure which resulted in the realignment of our reporting segments. Our North Sea and Africa operations were previously aggregated into the Middle East reporting segment. However, the responsibility for business decisions relating to the North Sea and Africa was moved to our Americas reporting segment in the first quarter of 2015.  As a result, the North Sea and Africa businesses are now reflected in our Americas segment, now referred to as Americas, Europe and Africa (collectively, “AEA”). All comparable periods presented have been revised to reflect this change. Accordingly, we report financial results under three reporting segments consisting of AEA, the Middle East (“MEA”) and Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our reporting segments. However, Corporate restructuring costs associated with our corporate reorganization are not allocated to our reporting segments.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues(1):
AEA	$143,313	$181,686
MEA	153,800	260,300
ASA	253,350	161,825
Total revenues	$550,463	$603,811

Operating income (loss)(2):
AEA	$15,071	$(36,412)
MEA	5,177	(2,734)
ASA	(12,916)	3,431
Corporate	(767)	(2,494)
Total operating income (loss)	$6,565	$(38,209)

Capital expenditures(3):
AEA	$2,913	$7,409
MEA	10,114	22,575
ASA	10,824	4,068
Corporate and Other	121	3,841
Total capital expenditures	$23,972	$37,893

Depreciation and amortization:
AEA	$12,823	$10,827
MEA	5,738	8,169
ASA	3,916	3,908
Corporate and Other	2,850	1,698
Total depreciation and amortization	$25,327	$24,602

Drydock amortization:
AEA	$3,083	$4,562
MEA	613	429
ASA	1,576	1,955
Total drydock amortization	$5,272	$6,946

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	The ASA segment’s operating loss includes an impairment charge of $4.2 million related to the DB101.
(3)

Total capital expenditures presents expenditures for which cash payments were made during the period. Capital expenditures for the three months ended March 31, 2015 include $3.3 million of cash payments for accrued capital expenditures outstanding as of December 31, 2014. Capital expenditures for the three months ended March 31, 2014 include $8.3 million of cash payments for accrued capital expenditures outstanding as of December 31, 2013.

	March 31, 2015	December 31, 2014
	(In thousands)
Segment assets:
AEA	$922,868	$976,179
MEA	932,028	990,671
ASA	758,473	601,394
Corporate and Other	846,662	848,635
	$3,460,031	$3,416,879

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

On December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al. (“Antoine Suit”), was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, by approximately 88 plaintiffs against approximately 215 defendants, including our subsidiaries formerly known as JRMI and Delta Hudson Engineering Corporation (“DHEC”), generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. This case was dismissed by the Court on January 10, 2007, without prejudice to plaintiffs’ rights to refile their claims. On January 29, 2007, 21 plaintiffs from the dismissed Antoine Suit filed a matter entitled Boudreaux, et al. v. McDermott, Inc., et al. (the “Boudreaux Suit”), in the United States District Court for the Southern District of Texas, against JRMI and our subsidiary formerly known as McDermott Incorporated, and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. The Boudreaux Suit was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007, which entered an order in September 2007 staying the matter until further order of the Court due to the bankruptcy filing of one of the co-defendants. On June 18, 2014, the Boudreaux Suit was voluntarily dismissed without prejudice. Additionally, on January 29, 2007, another 43 plaintiffs from the dismissed Antoine Suit filed a matter entitled Antoine, et al. v. McDermott, Inc., et al. (the “New Antoine Suit”), in the 164th Judicial District Court for Harris County, Texas, against JRMI, our subsidiary formerly known as McDermott Incorporated and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in the New Antoine Suit, other than service of process and answer/appearance dates, until further order of the Court. By order dated December 12, 2014, the Court dismissed all remaining plaintiffs’ claims in the New Antoine Suit, without prejudice to refiling.

On August 15, 2013 and August 20, 2013, two separate alleged purchasers of our common stock filed purported class action complaints against us, Stephen M. Johnson and Perry L. Elders in the United States District Court for the Southern District of Texas. Both of the complaints sought to represent a class of purchasers of our stock between November 6, 2012 and August 5, 2013, and alleged, among other things, that the defendants violated federal securities laws by disseminating materially false and misleading information and failing to disclose material information relating to weaknesses in project bidding and execution, poor risk evaluation, poor project management and losses in each of our reporting segments. Each complaint sought relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. By order dated December 5, 2013, the District Court consolidated the two cases and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed a consolidated amended complaint on February 6, 2014. The consolidated amended complaint asserts substantially the same claims as were made in the two original complaints, with some additional factual allegations, and purports to extend the class period to August 6, 2013. It also seeks relief, including unspecified compensatory damages and an award for attorneys’ fees and other costs. On April 7, 2014, MII and the other defendants filed a motion to dismiss the case. On May 22, 2014, the lead plaintiff filed an opposition to the motion to dismiss, and MII and the other defendants filed a reply in support of the defendants’ motion to dismiss on June 23, 2014. On March 13, 2015, the Court granted our motion to dismiss and dismissed the consolidated amended complaint, with prejudice.  The period for filing an appeal of the Court’s decision has since expired, without an appeal.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

At March 31, 2015, we had total environmental reserves of $3.0 million, all of which was included in current liabilities and related to our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2015, it is possible that we may incur liabilities for liquidated damages aggregating approximately $73.5 million, of which approximately $19.6 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to July 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

As of March 31, 2015, we had outstanding obligations related to our new vessel construction contract on the DLV 2000 of $235.1 million in the aggregate, with $210.5 million and $24.6 million due in the years ending December 31, 2015 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included under Item 1 and the audited Consolidated Financial Statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on May 11, 2015.

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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	the volatility of oil and gas prices;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses;
•	the risk we may not be successful in updating and replacing current information technology;

•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this quarterly report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2014. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Recent Developments

Joint Ventures

In January 2015, we and GE Oil & Gas formed new joint venture entities focused on the front-end engineering and design (FEED) phases of projects in the offshore market.  The entities, which are owned 50 percent each by us and GE Oil & Gas, are operating under the name io Oil & Gas™.

Restructuring

In 2014 we completed a major review of our cost structure, and we are implementing a plan, which we refer to as the McDermott Profitability Initiative (“MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan includes headcount reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. We expect to incur an aggregate of $25.0 million to $35.0 million in restructuring costs in 2015, primarily as a result of the implementation of MPI.  In addition, we expect to realize annual cash savings from MPI of approximately $50.0 million in 2015, before restructuring charges.

During 2013 and 2014, we implemented a restructuring of our Americas operations, which involved our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and some Brazil locations. The restructuring involved, among other things, reductions of management, administrative, fabrication and engineering personnel, and the discontinued utilization of the Morgan City facility.

We completed a Corporate restructuring by the end of 2014. Costs associated with our Corporate restructuring activities primarily included severance, relocation and other personnel-related costs and costs for advisors, as well as costs for certain executive management changes which became effective during the fourth quarter of 2013.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2015, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $73.5 million, of which approximately $19.6 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to July 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on May 11, 2015. See Note 1 to our unaudited Consolidated Financial Statements included in this report for information on recently adopted accounting standards.

Business Segments and Results of Operations

Business Segments

In the first quarter of 2015 we completed changes to our organizational structure which resulted in the realignment of our reporting segments. Our North Sea and Africa operations were previously aggregated into the Middle East reporting segment. However, the responsibility for business decisions relating to the North Sea and Africa was moved to our Americas reporting segment in the first quarter of 2015. As a result, the North Sea and Africa businesses are now reflected in our Americas segment, now referred to as Americas, Europe, and Africa (collectively, “AEA”). All comparable periods presented have been revised to reflect this change. Accordingly, we report financial results under three reporting segments consisting of AEA, the Middle East (“MEA”) and Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our reporting segments. However, Corporate restructuring costs associated with our corporate reorganization are not allocated to our reporting segments.

AEA Segment

Through our AEA segment, which includes the North Sea and Africa, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad, the North Sea, West Africa and East Africa. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E., London, the United Kingdom and Houston, Texas. The primary fabrication facility for this segment is located in Altamira, Mexico.

MEA Segment

Through our MEA segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, Qatar, the U.A.E., Kuwait, Azerbaijan and Russia. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an engineering, procurement, construction and installation (“EPCI”) basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston office. The primary fabrication facility for this segment is located in Dubai, U.A.E.

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, India, Vietnam, Malaysia and Thailand. Project focus in this segment includes the fabrication and installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate joint ventures, we have access to fabrication capacity in China and Malaysia.

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

Results of Operations

Selected Financial Data:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
AEA	$143,313	$181,686
MEA	153,800	260,300
ASA	253,350	161,825
Total revenues	550,463	603,811

Cost of operations	475,459	591,493
Selling, general and administrative expenses	51,676	51,964
Gain on disposal of assets	(367)	(6,439)
Restructuring expenses	10,389	6,125
Total costs and expenses	537,157	643,143

(Loss) Income from Investments in Unconsolidated Affiliates	(6,741)	1,123

Operating income (loss):
AEA	15,071	(36,412)
MEA	5,177	(2,734)
ASA	(12,916)	3,431
Corporate	(767)	(2,494)
Total operating income (loss)	6,565	(38,209)

Other income (expense):
Interest income (expense)-net	(12,179)	61
Loss on foreign currency-net	(1,468)	(4,082)
Other expense, net	(97)	(265)
Total other expense	(13,744)	(4,286)
Loss before provision for income taxes and noncontrolling interests	(7,179)	(42,495)
Provision for Income Taxes	4,869	3,489
Net Income Attributable to Noncontrolling Interests	2,459	536
Net Loss Attributable to McDermott International, Inc.	$(14,507)	$(46,520)

Three months ended March 31, 2015 vs. three months ended March 31, 2014

Revenues

Revenues decreased by 9%, or $53.3 million, in the first quarter of 2015 relative to the first quarter of 2014. The decrease in revenues in both of our AEA and MEA segments was partially offset by an increase in revenue in our ASA segment.

Revenues in our AEA segment decreased 21%, or $38.4 million, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to reduced marine installation activity in the Gulf of Mexico and Brazil. The reduced marine installation activity was primarily the result of the completion of activities on two projects in 2014, Tubular Bells Gulfstar in the Gulf of Mexico and the Papa Terra project in Brazil. The decrease in revenue was partly offset by additional marine installation activities undertaken by the NO105 and NO102 vessels in Brazil and the close-out of an Ayatsil EPC project at Altamira in the first quarter of 2015.

Revenues in our MEA segment decreased 41%, or $106.5 million, in the first quarter of 2015 compared to the first quarter of 2014, largely due to the substantial completion of activities on multiple EPCI projects in Saudi Arabia and the Chirag Oil Pipelay project in the Caspian. These projects had significant fabrication and marine activities in the first quarter of 2014 and were either completed or were substantially complete by December 31, 2014. These were partially offset by increased marine activities on several new projects and changes in scope of work and improvements in cost recovery estimates on projects in the U.A.E. and Saudi Arabia.

Revenues in our ASA segment increased 57%, or $91.6 million, to $253.4 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase in revenues associated with marine installation activity on an ongoing EPCI project, Ichthys, in Australia and on a recently commenced marine installation project in Brunei. The increase was partly offset by near completion of a subsea project, Siakap Subsea Development, and an EPCI project in Malaysia, each of which had a high activity during the first quarter of 2014 and was completed or close to completion at March 31, 2015.

Cost of Operations

Cost of operations decreased by 20%, or $116.0 million, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to reduced activity in our AEA and MEA segments, which was partially offset by increased activity at our ASA segment.

Cost of operations in our AEA segment decreased by $94.2 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to reduced marine installation activity on the Tubular Bells Gulfstar project in the Gulf of Mexico and the Papa Terra project in Brazil discussed above.  In addition, the first quarter of 2014 included an unfavorable change in estimate on one of our EPCI projects, PB Litoral, at Altamira, with no corresponding impact in the current period. This decrease in Cost of operations was partially offset by additional marine charter activities undertaken by the NO105 and NO102 vessels in Brazil.

Cost of operations in our MEA segment decreased by $118.6 million in the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily due to substantial completion of activities on the multiple EPCI projects in Saudi Arabia and Chirag Oil Pipelay project in the Caspian discussed above. The decrease was partially offset by increased fabrication and marine activities on various new projects in the U.A.E. and Saudi Arabia.

Cost of operations in our ASA segment increased by $96.8 million in the first quarter of 2015 compared to the first quarter of 2014. The increase in cost of operations was primarily driven by commencement of marine installation activity on one of our EPCI projects, Ichthys, in Australia and a recently commenced marine installation project in Brunei. The increase was partially offset by decreased activity on certain Malaysian subsea projects that were substantially complete in the first quarter of 2015.

Operating Income (Loss)

Operating income, which increased by $44.8 million in the first quarter of 2015 compared to the first quarter of 2014, benefited from favorable changes in estimates across all segments in the first quarter of 2015 compared to unfavorable changes in estimates in the first quarter of 2014. See Note 3, Use of Estimates, in the accompanying Consolidated Financial Statements.

The operating income in our AEA segment improved by $51.5 million from an operating loss of $36.4 million in the first quarter of 2014 to operating income of $15.1 million in the first quarter of 2015. The improvement was primarily due to a benefit from net favorable changes in estimates of $6.6 million in the first quarter of 2015, compared to a net unfavorable change in estimates of $35.4 million, primarily on our PB Litoral EPCI project, in the first quarter of 2014. In addition, improved profitability in Brazil from the NO105 and NO102 vessel charters and the close-out of an Ayatsil EPC project at Altamira contributed to higher operating income.

The operating income in our MEA segment improved by $7.9 million from an operating loss of $2.7 million in the first quarter of 2014 to operating income of $5.2 million in the first quarter of 2015. The first quarter of 2014 operating loss included $6.4 million in gains on the sale of the DLB KP1 vessel. The change was primarily due to the settlement of change orders for the KJO Hout and North Dome projects, a benefit from favorable changes in estimates and cost savings totaling $17.9 million related to our Middle East projects, all of which were partially offset by lower activity on substantially completed projects.

Our ASA segment recognized an operating loss of $12.9 million in the first quarter of 2015 compared to operating income of $3.4 million in the first quarter of 2014. The first quarter of 2014 operating income included a $27.8 million benefit on a Malaysian subsea project, Siakap Subsea Development, which was primarily driven by changes to the estimated costs at completion due to favorable productivity on our marine vessels as well as offshore support activities and recognition of approved change orders. Lower engineering, fabrication and marine activities contributed to the first quarter of 2015 operating loss. The first quarter of 2015 operating loss also included a $4.2 million impairment related to the DB 101 vessel.

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

Other Items in Operating Income

Selling, general and administrative expenses of $51.7 million and $52.0 million for the three months ended March 31, 2015 and 2014, respectively, were consistent.

Earnings from Investments in unconsolidated affiliates decreased by $7.9 million from a $1.1 million gain in the first quarter of 2014 to a $6.8 million loss in the first quarter of 2015, primarily due to increased losses recognized from two of our joint ventures.

In the first quarter of 2015, one of our vessels, the DB101, which is held and used in the ASA segment, was written down to a fair value of $13.6 million, resulting in a non-cash impairment charge of $4.2 million.

Earnings for the first quarter of 2015 were impacted by restructuring expense of $10.4 million. See Note 6, Restructuring, to the accompanying Consolidated Financial Statements.

Other Items

Earnings for the first quarter of 2015 were significantly impacted by interest expense from the financing arrangements which were put in place in April 2014.  The first quarter of 2014 was not significantly impacted by interest expense.

The first quarter of 2015 foreign currency losses of $1.5 million were lower compared to the $4.1 million foreign currency losses in the first quarter of 2014. In the first quarter of 2015, the foreign currency losses of $3.3 million were partially offset by $1.8 million in gains related to hedging activities, whereas the first quarter of 2014 had foreign currency losses of $3.2 million and $0.9 million in losses related to hedging activities.

Provision for Income Taxes

For the three months ended March 31, 2015, we recognized a loss before provision for income taxes of $7.2 million, compared to loss of $42.5 million in the three months ended March 31, 2014.  In the aggregate, the provision for income taxes was $4.9 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.

The increase in the provision for income taxes was primarily driven by higher income in jurisdictions in which no loss carryforwards were available to absorb the net taxable income, which was partially offset by the release of the valuation allowance on certain previously unrecognized deferred tax assets.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.5 million and $0.5 million for the first quarter of 2015 and 2014, respectively. The increase was primarily due to increased activity and higher net income at one of our joint ventures.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. At March 31, 2015 and December 31, 2014, the total unapproved change orders included in our estimates at completion aggregated approximately $240.3 million and $277.0 million, respectively, of which approximately $73.0 million and $75.0 million, respectively, was included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Total claims revenue included in backlog at March 31, 2015 and December 31, 2014 was approximately $6.5 million. See Note 2 to our unaudited Consolidated Financial Statements included in this report for a discussion of claims revenue included in our estimates at completion as of March 31, 2015.

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

Of the March 31, 2015 backlog, approximately $406.7 million related primarily to four active projects that were in loss positions, whereby future revenues are expected to equal costs when recognized. Included in this amount was $130.4 million of backlog associated with EPCI project, PB Litoral, in Mexico, which is expected to be completed in the fourth quarter of 2015, $87.5 million of backlog pertaining to a five-year charter of the Agile in Brazil, which is expected to be completed in the first quarter of 2017, and $20.8 million of backlog relating to NO102 vessel charter project in Brazil, scheduled for completion in the second quarter of 2015, all of which are being conducted in our AEA segment. The March 31, 2015 backlog amount also included $166.5 million relating to an EPCI project in our MEA segment, which is also in a loss position and is expected to be completed by the fourth quarter of 2017.  It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2014	$3,600,999
Bookings from new awards	490,848
Additions and reductions on existing contracts	207,000
Less: Amounts recognized in revenues	550,463
Backlog at March 31, 2015	$3,748,384

Our backlog by segment was as follows:

	March 31, 2015		December 31, 2014
	(dollars in approximate millions)
AEA	$408	11%	$426	12%
MEA	1,497	40%	1,162	32%
ASA	1,843	49%	2,013	56%
Total Backlog	$3,748	100%	$3,601	100%

Of the March 31, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter
	(in approximate millions)
Total backlog(1)	$2,420	$1,190	$138
(1)	Backlog revenue expected to be recognized on loss projects is approximately $198.5 million, $161.6 million and $46.6 million for 2015, 2016 and thereafter, respectively.

Liquidity and Capital Resources

Our primary ongoing sources of liquidity are cash flows generated from operations and cash and cash equivalents on hand. Management believes that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

The credit agreement relating to our $400.0 million, first-lien, first-out three-year letter of credit facility (the “LC Facility”) and our $300.0 million, first-lien, second-out, five-year term loan (the “Term Loan”) requires us to generate consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”) of at least specified minimum amounts over the term of the LC Facility. Covenant EBITDA is a non-GAAP measure, with a specific definition under the terms of the LC Facility.  The definition includes a provision for increasing the Covenant EBITDA calculation results by an amount up to $40.0 million on a trailing twelve month (TTM) basis, less the aggregate amount of all adjustments for prior periods. As of March 31, 2015 and December 31, 2014, we had increased the Covenant EBITDA by approximately $5.5 million and $12.0 million, respectively, on the TTM basis. As of March 31, 2015, the remaining provision available for further utilization is $28.0 million. A comparison of the Covenant EBITDA and current compliance is as follows:

	Twelve months ended	Twelve months ended	Nine months ended	Six months ended	Three months ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In millions)
Calculated EBITDA (TTM) (1)	$198.8	$130.9	$58.0	$33.5	$(6.5)
Provision utilized (TTM) (1)	5.5	12.0	12.0	6.5	6.5
Actual Covenant EBITDA (TTM) (1)	$204.3	$142.9	$70.0	$40.0	$-

Required Covenant EBITDA (TTM) (1)	$169.0	$127.0	$70.0	$37.0	$-

1 TTM starts from April 2014

Covenant EBITDA is presented above for the purpose of disclosing our compliance with the covenants in the Credit Agreement. Covenant EBITDA is not a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with the U.S GAAP.  Covenant EBITDA has a specific definition per the LC Facility and will differ in the method of calculation from similarly titled measures used by other companies. The following reconciliation shows the calculation of Covenant EBITDA based on net income for each of the periods presented:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In millions)
Net Income (loss)	$(14.5)	$8.2	$(30.3)	$(7.4)	$(46.5)
Adjustments:
Interest Expense (including interest capitalized)	18.7	18.9	18.7	44.5	3.3
Tax expense (benefit)	4.9	10.3	1.5	4.8	3.5
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	31.1	26.1	25.4	21.9	29.0
Other items:
Equity (income) loss	6.7	2.2	3.4	3.3	(1.1)
(Gain) loss on assets disposal	(0.4)	0.1	(4.8)	(35.1)	(6.4)
Restructuring - impairment expense	4.2	-	-	-	-
Restructuring - other expense	6.2	6.0	4.7	1.3	6.1
Others	4.5	1.1	5.9	6.7	5.6
Total adjustments	$75.9	$64.7	$54.8	$47.4	$40.0

Calculated EBITDA	$61.4	$72.9	$24.5	$40.0	$(6.5)

Calculated EBITDA - Cumulative/TTM(1)	$198.8	$130.9	$58.0	$33.5	$(6.5)

1 TTM starts from April 2014

Cash and Cash Equivalents

In the aggregate, our cash and cash equivalents and restricted cash decreased by $52.5 million to $800.4 million as of March 31, 2015 from $852.9 million as of December 31, 2014.

As of March 31, 2015, we had current restricted cash and cash equivalents totaling $199.8 million compared to $187.6 million as of December 31, 2014. The amount at March 31, 2015 includes $177.4 million of cash collateral for letters of credit which generally may be replaced with letters of credit under the LC Facility.

Our current assets, less current liabilities, excluding cash and cash equivalents and current restricted cash, improved by $12.8 million to a negative $199.4 million at March 31, 2015 from a negative $212.2 million at December 31, 2014, primarily due to the increase in accounts receivable.

Cash Flow Activities

Operating activities. Our net cash used in operating activities was $18.5 million in the three months ended March 31, 2015, as compared to the $22.3 million used in the three months ended March 31, 2014.

During the quarter ended March 31, 2015 and in the first half of April 2015, we reached agreements with a representative we previously utilized in our Middle East operations and certain of its affiliates and associates regarding:  (1) the value and timing of payment of ongoing future amounts that were to be paid under a representation agreement that we elected to allow to expire, with respect to: (a) commissions on customer contracts that we had entered into prior to such expiration; and (b) future commissions payable on customer contracts we expected to enter into during a specified post-expiration period under the representation agreement (pursuant to provisions that provided for commissions to be payable on customer contracts entered into during such post-expiration period); and (2) our repurchase of shares of capital stock in one of our subsidiaries previously held by them.  Under the new agreements, we agreed to make a series of payments in respect of the commissions that were expected to become due and payable under the prior arrangement.  The majority of those payments have been made as of the date of this report, including approximately $21.0 million paid in the quarter ended March 31, 2015 and approximately $25.5 million was paid in April 2015.  In connection with those payments, we have recorded amounts in both “contracts in progress” and “other assets,” which we intend to reduce over time as expenses are recognized on the associated customer contracts in accordance with percentage-of-completion accounting.

Investing activities. Our net cash used in investing activities was $39.0 million in the three months ended March 31, 2015, compared to cash used in investing activities of $43.0 million in the three months ended March 31, 2014. These cash uses, in both periods, primarily related to the capital expenditure discussed below.

Financing activities. Our net cash used in financing activities was $6.0 million in the three months ended March 31, 2015 as compared to net cash provided by financing activities of $214.8 million in the three months ended March 31, 2014. The change was primarily attributable to short-term financing obtained in the first quarter ended March 31, 2014.

Capital Expenditures

Our management regularly evaluates our marine vessel fleet and fabrication facilities to ensure our capability is adequately aligned with our overall growth strategy. These assessments may result in capital expenditures to upgrade, acquire or operate vessels and cost associated with fabrication facilities upgrade that would enhance or grow our technical capabilities, or may involve engaging in discussions to dispose of certain marine vessels or fabrication facilities.

Capital expenditures for the three months ended March 31, 2015 were $24.0 million, as compared to $37.9 million for the three months ended March 31, 2014. Capital expenditures for the three months ended March 31, 2015 were primarily attributable to the construction of the Deepwater Lay Vessel (“DLV 2000”), as well as costs associated with upgrading the capabilities of other marine vessels. Capital expenditures for the three months ended March 31, 2014 were primarily attributable to the construction of the Construction Support Vessel (“CSV 108”) and the continued development of our Altamira Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. The construction of the CSV 108 was substantially complete at December 31, 2014, and the vessel was put into service in February 2015. As of March 31, 2015 the remaining obligations on the DLV 2000 amounted to $235.1 million, with $210.5 million and $24.6 million due in the years ending December 31, 2015 and 2016, respectively.

Derivative Contracts

We previously entered into derivative contracts to mitigate currency exchange movements primarily associated with certain firm purchase commitments and various foreign currency expenditures we expect to incur on one of our ASA segment’s EPCI projects through 2017. Although we currently believe that these contracts will be effective in mitigating the associated currency exchange risks, it is possible that changes in the project may cause reduced effectiveness of these derivative contracts. Therefore, we may experience larger gains or losses on foreign currency movements due to the ineffective portion or the portion excluded from the assessment of effectiveness of these and other derivative contracts.

At March 31, 2015, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $631.4 million at March 31, 2015, with maturities extending through 2017. Of this amount, approximately $424.8 million is associated with various foreign currency expenditures we expect to incur on the ASA segment EPCI project.

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

We have exposure to changes in interest rates under the Term Loan. As of March 31, 2015, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

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

At March 31, 2015:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								March 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
Investments	$1,400	$-	$-	$-	$-	$751	$2,151	$2,151
Average Interest Rate	0.21%
Long-term Debt — fixed rate	20,071	25,274	17,558	8,616	9,403	508,169	589,091	479,031
Average Interest Rate	7.59%	7.66%	7.74%	7.81%	7.90%	7.98%
Long-term Debt — floating rate	2,250	3,000	3,000	3,000	286,500	-	297,750	294,588
Average Interest Rate	5.25%	5.48%	6.05%	6.35%	6.47%

At December 31, 2014:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Investments	$1,699	-	-	-	-	$2,216	$3,915	$3,915
Average Interest Rate	0.21%
Long-term Debt — fixed rate	24,026	25,274	17,558	8,616	9,403	508,170	593,047	448,993
Average Interest Rate	7.58%	7.64%	7.72%	7.79%	7.87%	7.97%
Long-term Debt — floating rate	3,000	3,000	3,000	3,000	286,500	-	298,500	288,987
Average Interest Rate	5.25%	5.86%	6.53%	6.72%	6.86%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at March 31, 2015 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2015	Fair Value at March 31, 2015	Average Contractual Exchange Rate
Australian Dollar	$177,147	$(20,478)	0.8660
Danish Krone	32,472	(2,778)	6.3399
Euros	75,486	(3,335)	1.1288
Pound Sterling	8,497	(80)	1.5097
Indian Rupee	5,674	(59)	63.4508
Norwegian Kroner	83,857	(1,832)	7.6902
Singapore Dollar	121,844	(7,995)	1.2878

Foreign Currency	Year Ending December 31, 2016	Fair Value at March 31, 2015	Average Contractual Exchange Rate
Australian Dollar	$77,104	$(15,037)	0.9349
Danish Krone	6,654	(1,231)	5.6143
Pound Sterling	861	(14)	1.6431
Norwegian Kroner	22,184	(2,190)	7.2080

Foreign Currency	Year Ending December 31, 2017	Fair Value at March 31, 2015	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(3,427)	0.9062

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 14 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended March 31, 2015, all of which involved repurchases of shares of MII common stock in connection with the vesting of restricted stock units pursuant to the provisions of employee benefit plans that permit the repurchase of common stock to satisfy statutory tax withholding obligations associated with the vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2015	167	$3.04	not applicable	not applicable
February 1 - February 28, 2015	121	2.77	not applicable	not applicable
March 1 - March 31, 2015	300,265	3.34	not applicable	not applicable
	300,553	$3.34

Item 5.Other Information

On May 8, 2015, our Board of Directors appointed Kelly C. Janzen as Vice President, Finance and Chief Accounting Officer, effective May 12, 2015.  Ms. Janzen will serve as our principal accounting officer.  Also effective May 12, 2015, Mr. Stuart Spence, our Executive Vice President and Chief Financial Officer, will cease to also serve as our principal accounting officer.

Ms. Janzen joined McDermott in December 2014 and has served as Vice President, Finance and Corporate Controller, McDermott International Management, S. de RL., since that time.  Previously, she served as: Distributed Power Global Controller for General Electric Company, a multinational conglomerate corporation (“GE”), from April 2013 to November 2014; Operational Controller, Global Growth and Operations, GE from August 2011 to April 2013; Global Assistant Controller for GE Healthcare, a division of GE from August 2010 to August 2011; Americas Controller for GE Healthcare from March 2007 to August 2010; and other positions of increasing responsibility since she joined GE in February 2002.  Ms. Janzen is a Certified Public Accountant.

Ms. Janzen does not have any interest in any transactions requiring disclosure under Item 404(a) of Regulation S-K and there are no arrangements or understandings between Ms. Janzen and any other person pursuant to which she was appointed as an officer of MII.

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

4.1*

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan (incorporated by reference to Exhibit 4.21 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.2*

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.3*

First Supplemental Indenture and Guarantee, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC, McDermott International, Inc., as the Issuer, each other then-existing Guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent, registrar, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.1*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.2*

Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.3	Form of 2015 Non-Executive Director Restricted Stock Grant Letter.
12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2015	McDERMOTT INTERNATIONAL, INC.

	By:	/s/ Stuart Spence
Stuart Spence Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.1*

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan (incorporated by reference to Exhibit 4.21 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.2*

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.3*

First Supplemental Indenture and Guarantee, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC, McDermott International, Inc., as the Issuer, each other then-existing Guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent, registrar, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.1*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.2*

Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.3	Form of 2015 Non-Executive Director Restricted Stock Grant Letter.
12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*Incorporated by reference to the filing indicated.