Form 10-Q
period 2015-06-30
MCDERMOTT INTERNATIONAL INC
filed 2015-08-10
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding at August 6, 2015 was 238,882,610.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$1,046,537	$476,083	$1,597,000	$1,079,894

Costs and Expenses:
Cost of operations	925,522	432,298	1,400,981	1,023,791
Selling, general and administrative expenses	47,793	53,444	99,469	105,408
Loss (gain) on disposal of assets	1,910	(35,105)	1,543	(41,544)
Impairment loss (gain)	6,808	(10,664)	6,808	(10,664)
Restructuring expenses	15,391	1,263	25,780	7,388
Total costs and expenses	997,424	441,236	1,534,581	1,084,379

Loss from Investments in Unconsolidated Affiliates	(7,481)	(3,322)	(14,222)	(2,199)

Operating Income (Loss)	41,632	31,525	48,197	(6,684)

Other Income (Expense):
Interest expense, net	(12,985)	(38,745)	(25,164)	(38,684)
Gain on foreign currency, net	1,943	6,622	475	2,540
Other expense, net	(359)	(312)	(456)	(577)
Total other expense	(11,401)	(32,435)	(25,145)	(36,721)

Income (loss) before provision for income taxes and noncontrolling interests	30,231	(910)	23,052	(43,405)

Provision for income taxes	16,541	4,788	21,410	8,277

Net income (loss)	13,690	(5,698)	1,642	(51,682)
Less: net income attributable to noncontrolling interest	2,164	1,699	4,623	2,235

Net income (loss) attributable to McDermott International, Inc.	$11,526	$(7,397)	$(2,981)	$(53,917)

Income (loss) per share
Net income (loss) attributable to McDermott International, Inc.:
Basic	$0.05	$(0.03)	$(0.01)	$(0.23)
Diluted	$0.04	$(0.03)	$(0.01)	$(0.23)

Shares used in the computation of income (loss) per share:
Basic:	238,332,012	237,395,580	237,918,366	237,178,369
Diluted:	289,689,981	237,395,580	237,918,366	237,178,369

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(in thousands)
Net income (loss)	$13,690	$(5,698)	$1,642	$(51,682)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	4	31	16	7
Foreign currency translation adjustment	(4,944)	(939)	(6,986)	(1,260)
Gain on derivatives	27,559	737	10,674	15,266
Other comprehensive income (loss), net of tax	22,619	(171)	3,704	14,013
Total comprehensive income (loss)	36,309	(5,869)	5,346	(37,669)
Less: comprehensive income attributable to non-controlling interests	2,117	1,701	4,543	2,204
Comprehensive income (loss) attributable to McDermott International, Inc.	$34,192	$(7,570)	$803	$(39,873)

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except shares and par value data)
Assets
Current Assets:
Cash and cash equivalents	$576,575	$665,309
Restricted cash and cash equivalents	194,427	187,585
Accounts receivable – trade, net	287,264	143,370
Accounts receivable – other	67,727	79,915
Contracts in progress	400,720	357,617
Deferred income taxes	10,398	7,514
Other current assets	43,837	46,071
Total Current Assets	1,580,948	1,487,381
Property, Plant and Equipment	2,455,604	2,487,815
Less Accumulated depreciation	(837,739)	(830,467)
Net Property, Plant and Equipment	1,617,865	1,657,348
Accounts Receivable – Long-Term Retainages	140,867	137,468
Investments in Unconsolidated Affiliates	28,849	38,186
Deferred Income Taxes	13,713	17,313
Investments	1,056	2,216
Other Assets	101,241	76,967
Total Assets	$3,484,539	$3,416,879

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$27,690	$27,026
Accounts payable	326,765	219,384
Accrued liabilities	428,149	369,749
Advance billings on contracts	113,086	199,865
Deferred income taxes	17,822	19,753
Income taxes payable	24,921	25,165
Total Current Liabilities	938,433	860,942
Long-Term Debt	826,472	837,443
Self-Insurance	18,793	17,026
Pension Liability	17,253	18,403
Non-current Income Taxes	48,602	49,229
Other Liabilities	82,180	94,722
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized
400,000,000 shares; issued and outstanding 246,682,747 and 245,209,850 shares, respectively	246,683	245,210
Capital in excess of par value (including prepaid common stock purchase contracts)	1,684,395	1,676,815
Accumulated Deficit	(242,553)	(239,572)
Treasury stock, at cost: 7,802,013 and 7,400,027 shares, respectively	(97,076)	(96,441)
Accumulated other comprehensive loss	(94,024)	(97,808)
Stockholders' Equity - McDermott International, Inc.	1,497,425	1,488,204
Noncontrolling interest	55,381	50,910
Total Equity	1,552,806	1,539,114
Total Liabilities and Equity	$3,484,539	$3,416,879

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,642	$(51,682)
Non-cash items included in net income (loss):
Depreciation and amortization	51,371	46,247
Drydock amortization	9,658	9,966
Stock-based compensation charges	9,891	10,352
Loss from investments in unconsolidated affiliates	14,222	2,199
Loss (gain) on asset disposals	1,543	(41,544)
Impairment loss (gain)	6,808	(10,664)
Restructuring expense (gain)	9,153	(982)
Deferred taxes	(1,215)	(4,375)
Other non-cash items	(495)	(2,868)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(147,293)	86,305
Net contracts in progress and advance billings on contracts	(129,932)	(88,771)
Accounts payable	120,586	(31,756)
Accrued and other current liabilities	48,380	(9,706)
Pension liability and accrued postretirement and employee benefits	(942)	9,563
Other assets and liabilities	(19,443)	(15,195)
TOTAL CASH USED IN OPERATING ACTIVITIES	(26,066)	(92,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,985)	(154,957)
Increase in restricted cash and cash equivalents	(6,842)	(166,219)
Purchases of available-for-sale securities	-	(1,997)
Sales and maturities of available-for-sale securities	2,875	11,303
Investments in unconsolidated affiliates	(4,783)	(2,370)
Proceeds from asset dispositions	10,510	53,704
Other	(232)	(2,706)
TOTAL CASH USED IN INVESTING ACTIVITIES	(46,457)	(263,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	1,337,500
Repayment of debt	(13,402)	(285,705)
Debt issuance cost	-	(45,521)
Distribution to noncontrolling interest	(24)	(3,754)
Other	(1,437)	(1,244)
TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,863)	1,001,276

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,348)	209
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,734)	645,332
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	665,309	118,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$576,575	$764,034

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital		Other
	Common Stock		in Excess	Accumulated	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Par Value	of Par Value	Deficit	Loss ("AOCI")	Stock	Equity	Interest ("NCI")	Equity
	(Unaudited)
	(In thousands, except shares)
Balance at December 31, 2014	245,209,850	$245,210	$1,676,815	$(239,572)	$(97,808)	$(96,441)	$1,488,204	$50,910	$1,539,114
Net income (loss)	-	-	-	(2,981)	-	-	(2,981)	4,623	1,642
Other comprehensive income (loss), net of tax	-	-	-	-	3,784	-	3,784	(80)	3,704
Exercise of stock options	196,340	196	484				680		680
Share vesting	1,282,118	1,282	(1,282)	-	-	-	-	-	-
Stock-based compensation charges	-	-	8,330	-	-	813	9,143	-	9,143
Acquisition of noncontrolling interest	-	-	48	-	-	-	48	(72)	(24)
Purchase of treasury shares	(5,561)	(5)	-	-	-	(1,448)	(1,453)	-	(1,453)
Balance at June 30, 2015	246,682,747	$246,683	$1,684,395	$(242,553)	$(94,024)	$(97,076)	$1,497,425	$55,381	$1,552,806

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MII”), a corporation incorporated under the laws of the Republic of Panama in 1959, is an engineering, procurement, construction and installation (“EPCI”) company focused on designing and executing complex offshore oil and gas projects worldwide. Providing fully integrated EPCI services, we deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning. Operating in approximately 20 countries across the Americas, Europe, Africa, the Middle East and Asia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We report our financial results under three reporting segments, consisting of the Americas, Europe and Africa (“AEA”) segment, the Middle East (“MEA”) segment and the Asia (“ASA”) segment. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these notes to our accompanying unaudited Consolidated Financial Statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

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

Classification

During the quarter ended September 30, 2014, we committed to a plan to sell certain vessel equipment, including dynamic positioning thrusters and a deepwater pipelay winch system.  These assets were classified as held for sale in subsequent quarterly and annual financial statements.  In June 2015, we reclassified these assets as held for use in Property, Plant and Equipment in our Consolidated Balance Sheet. The decision to reclassify these assets was based on our determination not to proceed with a sale and to explore alternative uses for these assets within our vessel fleet instead, which we expect to be economically advantageous compared to a sale in the current environment.

Our Consolidated Financial Statements classify current derivative financial instrument assets as a component of Other current assets and current derivative financial instrument liabilities as a component of Accrued liabilities. In 2014, $1.2 million of current derivative financial instrument assets and $32.4 million of derivative financial instrument liabilities were reported in Accounts receivable–other and Accounts payable, respectively.

Recently Issued and Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The new guidance does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of debt issuance costs will be calculated using the interest method and be reported as interest expense. Retrospective application of this ASU is required for public entities for annual and interim periods beginning on or after December 15, 2015, and early adoption is permitted. We adopted this ASU in the first quarter of 2015. As a result, our accompanying Consolidated Financial Statements reflect debt issuance costs related to long-term debt as components of Long-term debt. These costs were previously reported by us as Other Assets (see Note 7). All comparable periods presented have been revised to reflect this change.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. We adopted this ASU in the second quarter of 2015. Our adoption of this ASU did not have any impact on the accompanying Consolidated Financial Statements.

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

Accounting Guidance Issued But Not Adopted as of June 30, 2015

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will be effective for us for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. Retrospective and modified retrospective application is allowed. In July 2015, the FASB approved the proposal to defer the original effective date for one year until December 15, 2017. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our future Consolidated Financial Statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of June 30, 2015, total unapproved change orders included in our estimates at completion aggregated $158.7 million, of which approximately $37.6 million was included in backlog. As of June 30, 2014, total unapproved change orders included in our estimates at completion aggregated $297 million, of which approximately $44 million was included in backlog.

Claims Revenue

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with claims, all of which related to our MEA segment, was $6.5 million as of June 30, 2015 and 2014. In the accompanying Consolidated Financial Statements, for the three and six months ended June 30, 2015 and 2014, no material claims were included in revenues or costs. None of the pending claims reflected in our estimates at completion as of June 30, 2015 were the subject of any litigation proceedings.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Deferred Profit Recognition

For the three and six months ended June 30, 2015 and 2014, we did not account for any projects under our deferred profit recognition policy.

Completed Contract Method

For the three and six months ended June 30, 2015 and 2014, we did not account for any contracts under the completed contract method.

Loss Recognition

As of June 30, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the June 30, 2015 backlog, approximately $364.8 million primarily related to three active projects that were in loss positions, as a result of which future revenues are expected to equal costs when recognized. Included in this amount was $117.4 million of backlog associated with an EPCI project, PB Litoral, in Mexico, which is expected to be completed in the fourth quarter of 2015, and $76.5 million of backlog pertaining to the five-year Agile vessel charter in Brazil, which is expected to be completed in the first quarter of 2017, both of which are managed by our AEA segment. The June 30, 2015 backlog amount also included $170.7 million relating to an EPCI project, KJO Hout, in our MEA segment, which is also in a loss position and is expected to be completed in the second quarter of 2017.  It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

NOTE 3—USE OF ESTIMATES

We use estimates and assumptions to prepare our financial statements in conformity with U.S. GAAP. Those estimates and assumptions affect the amounts we report in our consolidated financial statements and accompanying notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of June 30, 2015, we have provided for our estimated costs to complete on all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three and six months ended June 30, 2015 and 2014.

Three months ended June 30, 2015

Operating income for the three months ended June 30, 2015 was positively impacted by net favorable changes in cost estimates totaling approximately $7.3 million across all segments.

The AEA segment was positively impacted by net favorable changes in estimates aggregating approximately $3.4 million, primarily due to reduced cost estimates attributable to the contract close-out process associated with the Papa Terra EPCI project in Brazil.

The MEA segment had net favorable changes in estimates aggregating approximately $0.6 million. A project in Saudi Arabia was positively impacted by $7 million due to productivity improvements and associated cost savings on the Intermac 406 vessel, which is working on a cable lay project. These favorable changes were partially offset by a $4.9 million increase in pipelay cost estimates on a U.A.E. project, primarily due to changes in execution plan, and $1.5 million of unfavorable change in estimates for multiple projects.

The ASA segment was positively impacted by net favorable changes in estimates and productivity bonuses earned totaling approximately $3.3 million, driven by multiple projects, none of the individual results of which were material.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Six months ended June 30, 2015

Operating income for the six months ended June 30, 2015 was positively impacted by net favorable changes in cost estimates totaling approximately $28.9 million across all segments.

The AEA segment was positively impacted by net favorable changes in estimates aggregating approximately $10.0 million. Improvements primarily related to reduced cost estimates of approximately $3.4 million attributable to the Papa Terra project, $3.8 million due to productivity improvements on the Agile charter and reduced cost estimates of $3.6 million attributable to a revised demobilization plan for one of our vessels, the North Ocean 105 (the “NO 105”), which is working on a subsea project in Brazil, partially offset by unfavorable impact of $0.8 million driven by multiple projects.

The MEA segment was positively impacted by net favorable changes in estimates aggregating approximately $9.7 million. One EPCI project in Saudi Arabia was positively impacted by $6.9 million due to changes in revenue recovery and cost savings based on agreement with a customer on design optimization. . Another project in the U.A.E. improved by $4.8 million as a result of an agreement with the customer on compensation for vessel downtime due to weather and standby delays. A project in Saudi Arabia was positively impacted by $7.4 million of changes mostly due to productivity improvements and associated cost savings on the Intermac 406, which is working on a cable lay project. We also had favorable changes of $1.3 million from multiple projects, none of the individual results of which were material. These favorable changes were partially offset by a $5.8 million negative impact on another EPCI project in Saudi Arabia, primarily due to increase in cost estimates, as a result of a change in marine execution plans, and a $4.9 million increase in pipelay cost estimates on a U.A.E. project, as a result of changes in execution plan.

The ASA segment experienced an improvement of approximately $9.2 million, driven by multiple projects, none of the individual results of which were material, primarily due to favorable changes in estimates.

Three months ended June 30, 2014

Operating income for the three months ended June 30, 2014 was positively impacted by $24.4 million of net favorable changes in cost estimates.

The AEA segment deteriorated by a net $13.4 million from changes in estimates on three projects. On the PB Litoral project, we increased our estimated costs to complete by approximately $20 million, primarily due to projected fabrication cost increases, reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On Jack & St. Malo, a subsea project in the Gulf of Mexico, we increased our estimated costs to complete by approximately $23.3 million, primarily due to equipment downtime issues on the North Ocean 102 (the “NO102”), our primary vessel working on the project. This project was completed in the third quarter of 2014. These negative impacts were partially offset by approximately $30 million of project close-out improvements on the Papa Terra project, which was completed in 2014, from marine cost reductions and increased recoveries due to successful developments from an approval process for additional weather-related compensation.

The MEA segment experienced net favorable changes in estimates aggregating approximately $22 million, primarily due to increased cost recovery estimates of approximately $29.2 million on a pipelay project in the Caspian, which was completed in 2014. The increased cost recovery estimates were based on positive developments during the three months ended June 30, 2014 from a project close-out process with the customer. This improvement was partially offset by $7.2 million of increased estimated costs to complete an EPCI project in Saudi Arabia, mainly for the onshore scope of the project.

The ASA segment was positively impacted by net favorable changes in estimates aggregating approximately $15.8 million, mostly due to reduced cost estimates on the Siakap Subsea Development (“Siakap”), a subsea project in Malaysia, which was completed in 2014, of approximately $10.2 million during the three months ended June 30, 2014. Those reduced cost estimates were primarily related to project close-out savings on marine spread and procurement costs. In addition, completion of three smaller projects resulted in project close-out savings of approximately $5.6 million.

Six months ended June 30, 2014

Operating income for the six months ended June 30, 2014 was negatively impacted by $21.2 million of net unfavorable changes in cost estimates.

The AEA segment was negatively impacted by net unfavorable changes in estimates aggregating approximately $39.3 million associated with four projects. On the PB Litoral project, we increased our estimated costs to complete by approximately $55.4 million

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

due to liquidated damages and extended project management costs arising from project delays, projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the fourth quarter of 2015. On the Jack & St. Malo project, we increased our estimated costs to complete by approximately $22.5 million, primarily due to equipment downtime issues on the NO102, our primary vessel working on the project. This project was completed in the third quarter of 2014. These negative impacts were partially offset by $33.7 million of project close out improvements on the Papa Terra project, from marine cost reductions upon completion of activities and increased recoveries due to successful developments from an approval process for additional weather-related compensation. We also recognized $4.9 million of cost reductions, mainly due to project close-out improvements on Tubular Bells Gulfstar, a marine installation project in the Gulf of Mexico.

The MEA segment was negatively impacted by net unfavorable changes aggregating approximately $12.7 million, due to changes in five projects in the region. On three EPCI projects in Saudi Arabia, we increased our estimated cost at completion by approximately $35.3 million, primarily as a result of vessel downtime due to weather and standby delays, reduced productivity levels and increased cost estimates to complete the onshore scope of one of the projects. On another EPCI project in Saudi Arabia, we increased our overall estimated costs to complete by approximately $6.6 million related to (1) the onshore work which was substantially completed in July 2014 and (2) delays in completing the offshore work, due to limited access to the project site, which was caused by schedule conflicts with another contractor. These negative changes were partially offset by approximately $29.1 million of increased cost recovery estimates on a pipelay project in the Caspian, based on positive developments during the six months ended June 30, 2014 from the project close-out process with the customer.

The ASA segment experienced net favorable changes in estimates aggregating approximately $30.8 million, mostly due to changes in estimates on the Siakap project, during the six months ended June 30, 2014. Those changes were primarily related to productivity improvements on our marine vessels and offshore support activities, as well as project close-out savings.

NOTE 4—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Contract receivables:
Contracts in progress	$277,871	$106,174
Completed contracts	15,934	34,698
Retainages	14,954	28,586
Unbilled	4,303	4,303
Less allowances	(25,798)	(30,391)
Accounts receivable-trade, net	$287,264	$143,370

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	June 30, 2015	December 31, 2014
	(in thousands)
Retainages expected to be collected within one year	$14,954	$28,586
Retainages expected to be collected after one year	140,867	137,468
Total retainages	$155,821	$166,054

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Components of contracts in progress and advance billings on contracts are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Costs incurred less costs of revenue recognized	$107,199	$90,191
Revenues recognized less billings to customers	293,521	267,426
Contracts in Progress	$400,720	$357,617

Billings to customers less revenue recognized	324,128	578,896
Costs incurred less costs of revenue recognized	(211,042)	(379,031)
Advance Billings on Contracts	$113,086	$199,865

NOTE 6—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and we are implementing a plan, which we refer to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan includes headcount reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. For the three and six months ended June 30, 2015, expenses incurred under the MPI totaled $13 million and $21.5 million, respectively.

During 2013 and 2014, we implemented a restructuring of our Americas operations, which involved our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and some Brazil locations. The restructuring involved, among other things, reductions of management, administrative, fabrication and engineering personnel, and the discontinued utilization of the Morgan City facility. For the three and six months ended June 30, 2015, expenses incurred under the Americas restructuring totaled $2.4 million and $4.2 million, respectively.

We completed a Corporate restructuring during 2014. Costs associated with our Corporate restructuring activities primarily included severance, relocation and other personnel-related costs and costs for advisors, as well as costs for certain executive management changes that became effective during the fourth quarter of 2013.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents amounts incurred during the three and six months ended June 30, 2015, as well as amounts incurred from the inception of our restructuring efforts up to June 30, 2015 and amounts expected to be incurred in the future by major type of cost and by segment.

	Incurred in the three months ended June 30, 2015	Incurred in the three months ended June 30, 2014	Incurred in the six months ended June 30, 2015	Incurred in the six months ended June 30, 2014	Incurred from inception to June 30, 2015	Estimate of remaining amounts to be incurred	Total
	(In thousands)
Americas Restructuring
Impairments and write offs	$-	$(1,340)	$-	$(1,340)	$12,923	$-	$12,923
Severance and other personnel-related costs	1,621	1,225	2,502	3,254	15,882	-	15,882
Morgan City environmental reserve	-	-	-	-	5,925	-	5,925
Morgan City yard-related expenses	820	1,047	1,734	2,649	12,584	707	13,291
Other	-	-	-	-	158	-	158
	2,441	932	4,236	4,563	47,472	707	48,179

Corporate Restructuring
Severance and other personnel-related costs	-	-	-	908	2,599	-	2,599
Legal and other advisor fees	-	331	-	1,917	3,204	-	3,204
Other	-	-	-	-	798	-	798
	-	331	-	2,825	6,601	-	6,601

MPI
Severance and other personnel-related costs
AEA	898	-	2,150	-	2,150	6,379	8,529
MEA	304	-	911	-	911	500	1,411
ASA	1,786	-	3,586	-	3,586	1,100	4,686
Corporate and other	400	-	1,119	-	1,119	5,000	6,119
Asset impairment and disposal			-		-
ASA	3,303	-	7,471	-	7,471		7,471
Legal and other advisor fees			-		-
Corporate	2,732	-	2,780	-	6,783	2,200	8,983
Other			-		-		-
ASA	3,527	-	3,527	-	3,527	-	3,527
Corporate and other	-	-	-	-	-	948	948
	12,950	-	21,544	-	25,547	16,127	41,674

Total	$15,391	$1,263	$25,780	$7,388	$79,620	$16,834	$96,454

In the first quarter of 2015, we reclassified certain MPI-related legal and other advisory fees of $4 million incurred in 2014 from Corporate restructuring costs to MPI costs.

The following table presents a roll forward of accrued liabilities associated with our restructuring activities:

	December 31, 2014	Accruals	Payments	June 30, 2015
	(In thousands)
Morgan City environmental reserve	$3,675	$-	$(1,374)	$2,301
Morgan City yard-related expenses and other	373	338	(283)	428
MPI-related accruals	-	3,080	-	3,080

Total	$4,048	$3,418	$(1,657)	$5,809

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7—LONG-TERM DEBT AND NOTES PAYABLE

The carrying values of our long-term debt obligations are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)

Long-term debt consists of:
Senior Notes	$490,864	$490,354
Term Loan	290,643	291,424
North Ocean 105 Construction Financing	42,075	45,888
Amortizing Notes	27,366	33,258
Capital lease obligation	2,719	2,802
Other financing	495	743
	854,162	864,469
Less: Amounts due within one year	27,690	27,026
Total long-term debt	$826,472	$837,443

LC Facility and Cash-Collateralized Bilateral Letters of Credit

As of June 30, 2015 and December 31, 2014, the aggregate face amount of letters of credit issued under our $400 million first-lien/ first-out, three-year letter of credit facility (the “LC Facility”) was $207.8 million and $195.8 million, respectively. No financial letters of credit have been issued under the LC Facility.

As of June 30, 2015, we had outstanding an aggregate face amount of approximately $116.8 million of cash collateralized letters of credit issued on a bilateral basis outside the LC Facility, including financial letters of credit of $47.7 million. Financial letters of credit represent letters of credit that do not support ordinary course project performance obligations or bids. As of December 31, 2014, we had outstanding an aggregate face amount of approximately $88.8 million of cash collateralized letters of credit issued on a bilateral basis outside the LC Facility, including financial letters of credit of $19.7 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Bank Guarantees

In 2012, McDermott Middle East, Inc. and MII executed a general reimbursement agreement in favor of a bank located in the U.A.E. relating to issuances of bank guarantees in support of contracting activities in the Middle East and India. As of June 30, 2015 and December 31, 2014, bank guarantees issued under those arrangements totaled $75.6 million and $56.2 million, respectively.

Surety Bonds

In 2012 and 2011, we executed general agreements of indemnity in favor of surety underwriters based in Mexico relating to surety bonds issued in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. As of June 30, 2015 and December 31, 2014, bonds issued under these arrangements totaled $49.8 million and $52.5 million, respectively.

Debt Issuance Costs

Debt issuance costs of $24 million and $27.1 million as of June 30, 2015 and December 31, 2014, respectively, are included in the above carrying values of our long-term debt obligations.

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

Net periodic benefit gain for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest cost	$5,425	$6,709	$10,807	$13,487
Expected return on plan assets	(6,677)	(6,876)	(13,354)	(13,751)
Recognized net actuarial loss and other	-	217	-	-
Net periodic (benefit) cost	$(1,252)	$50	$(2,547)	$(264)

	TCN Plan
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest cost	$406	$475	$813	$950
Expected return on plan assets	(710)	(740)	(1,420)	(1,480)
Net periodic benefit	$(304)	$(265)	$(607)	$(530)

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

As of June 30, 2015, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $72.1 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $55.3 million of deferred losses out of AOCI by June 30, 2016, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $661 million at June 30, 2015, with maturities extending through 2017. Of this amount, approximately $417.6 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of June 30, 2015, the fair value of these contracts was in a net liability position totaling $45.5 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature within the fair value hierarchy.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2015	December 31, 2014
	(in thousands)
Derivatives Designated as Hedges:
Location:
Other current assets	$1,332	$1,173
Other assets	127	16
Total asset derivatives	$1,459	$1,189

Accrued Liabilities	$40,064	$32,431
Other liabilities	6,848	15,670
Total liability derivatives	$46,912	$48,101

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$8,034	$441	$(28,656)	$12,799
Income reclassified from AOCI into income (loss): effective portion
Location: Cost of operations	19,572	293	39,426	495
Gain (loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location : Gain (loss) on foreign currency—net	2,047	3,381	3,864	4,228

NOTE 10—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$756	$-	$756	$-
Commercial paper	300	-	300	-
Total	$1,056	$-	$1,056	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$2,216	$-	$2,216	$-
Commercial paper	1,699	-	1,699	-
Total	$3,915	$-	$3,915	$-
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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The estimated fair values of certain of our financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Instruments	(In thousands)
Cash and cash equivalents	$576,575	$576,575	$665,309	$665,309
Restricted cash and cash equivalents	194,427	194,427	187,585	187,585
Investments	1,056	1,056	3,915	3,915
Debt	(854,162)	(840,183)	(864,469)	(737,980)
Forward contracts	(45,453)	(45,453)	(46,912)	(46,912)

Non-financial Instruments

In accordance with ASC 360-10, Property, Plant and Equipment, one of our vessels, the DB101, which was held and used in our ASA segment, was written down to a fair value of $13.6 million, resulting in a non-cash impairment charge of $4.2 million in the first quarter of 2015, which related to our plan to decommission this vessel in the second quarter of 2015. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3.3 million.

In the second quarter of 2015, we abandoned a marine pipelay welding system project and recognized a $6.6 million non-cash impairment charge, which equaled the carrying value of that asset.

In June 2014, we cancelled a pipelay system originally intended for the CSV 108, which resulted in a $10.7 million improvement to the cancellation cost estimate included in the $37.8 million of vessel-impairment charges recognized during the year ended December 31, 2013.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in stockholders’ equity are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Foreign currency translation adjustments	$(22,198)	$(15,212)
Net gain on investments	257	241
Net loss on derivative financial instruments	(72,083)	(82,837)
Accumulated other comprehensive loss	$(94,024)	$(97,808)

The following table presents the components of AOCI and the amounts that were reclassified during the period:

2015 period
	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	TOTAL
For the three months ended June 30, 2015	(in thousands)
Balance, March 31, 2015	$(17,254)	$253	$(99,689)	$(116,690)
Other comprehensive income (loss) before reclassification	(2,701)	4	8,034	5,337
Amounts reclassified from AOCI	(2,243)		19,572 (2)	17,329
Net current period other comprehensive income (loss)	(4,944)	4	27,606	22,666
Balance, June 30, 2015	$(22,198)	$257	$(72,083)	$(94,024)

For the six months ended June 30, 2015
Balance, December 31, 2014	$(15,212)	$241	$(82,837)	$(97,808)
Other comprehensive income (loss) before reclassification	(4,743)	16	(28,656)	(33,383)
Amounts reclassified from AOCI	(2,243)	-	39,410 (2)	37,167
Net current period other comprehensive income (loss)	(6,986)	16	10,754	3,784
Balance, June 30, 2015	$(22,198)	$257	$(72,083)	$(94,024)

2014 period
	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	TOTAL
For the three months ended June 30, 2014	(in thousands)
Balance, March 31, 2014	$(2,882)	$214	$(30,824)	$(33,492)
Other comprehensive income (loss) before reclassification	(939)	31	441	(467)
Amounts reclassified from AOCI	-	-	293 (2)	293
Net current period other comprehensive income (loss)	(939)	31	734	(174)
Balance, June 30, 2014	$(3,821)	$245	$(30,090)	$(33,666)

For the six months ended June 30, 2014
Balance, December 31, 2013	$(2,562)	$238	$(45,386)	$(47,710)
Other comprehensive income (loss) before reclassification	(1,259)	7	12,799	11,547
Amounts reclassified from AOCI	-	-	2,497 (2)	2,497
Net current period other comprehensive income (loss)	(1,259)	7	15,296	14,044
Balance, June 30, 2014	$(3,821)	$245	$(30,090)	$(33,666)

[1]	Refer to Note 9 for additional details.
[2]	Reclassified to cost of operations and gain on foreign currency, net.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Net income (loss) attributable to McDermott International, Inc.	$11,526	$(7,397)	$(2,981)	$(53,917)

Weighted average common shares (basic)	238,332,012	237,395,580	237,918,366	237,178,369
Effect of dilutive securities:
Tangible equity units	40,896,300	-	-	-
Stock options, restricted stock and restricted stock units	10,461,669	-	-	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	289,689,981	237,395,580	237,918,366	237,178,369
Basic loss per share
Net income (loss) attributable to McDermott International, Inc.	$0.05	$(0.03)	$(0.01)	$(0.23)
Diluted loss per share:
Net income (loss) attributable to McDermott International, Inc.	$0.04	$(0.03)	$(0.01)	$(0.23)

Approximately 3.0 million and 3.2 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and six months ended June 30, 2015, respectively. Approximately 2.9 million and 3.0 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and six months ended June 30, 2014, respectively.

Potential dilutive common shares for the settlement of our common stock purchase contracts, a component of our tangible equity units or “TEUs”, totaling 40.9 million shares were considered in the calculation of diluted weighted-average shares for the three months ended June 30, 2015. However, due to our net loss position for the six months ended June 30, 2015, they have not been reflected above because they were anti-dilutive. Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million and 20.4 million shares were considered in the calculation of diluted weighted-average shares for three months and six months ended June 30, 2014, respectively. However, due to our net loss position for both of those periods, they have not been reflected above because they would have been anti-dilutive.

NOTE 13—SEGMENT REPORTING

In the first quarter of 2015, we completed changes to our organizational structure which resulted in the realignment of our reporting segments. Our North Sea and Africa operations were previously aggregated into the Middle East reporting segment. However, the responsibility for business decisions relating to the North Sea and Africa was moved to our Americas reporting segment in the first quarter of 2015.  As a result, the North Sea and Africa businesses are now reflected in our Americas segment, now referred to as Americas, Europe and Africa, or “AEA”. All comparable periods presented have been revised to reflect this change. Accordingly, we report financial results under three reporting segments consisting of the AEA, Middle East (or “MEA”) and Asia (or “ASA”) segments. We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our reporting segments. However, Corporate restructuring costs associated with our corporate reorganization are not allocated to our reporting segments.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenues(1):
AEA	$104,701	$125,865	$248,014	$307,551
MEA	420,221	236,236	574,021	496,536
ASA	521,615	113,982	774,965	275,807
Total revenues	$1,046,537	$476,083	$1,597,000	$1,079,894

Operating income (loss)(2):
AEA	$4,588	$6,410	$19,659	$(30,002)
MEA	30,794	19,667	35,971	16,933
ASA	11,303	5,779	(1,613)	9,210
Corporate	(5,053)	(331)	(5,820)	(2,825)
Total operating income (loss)	$41,632	$31,525	$48,197	$(6,684)

Capital expenditures(3):
AEA	$516	$32,944	$3,429	$40,353
MEA	4,828	6,810	14,942	29,385
ASA	18,669	74,229	29,493	78,297
Corporate and Other	-	3,081	121	6,922
Total capital expenditures	$24,013	$117,064	$47,985	$154,957

Depreciation and amortization:
AEA	$10,464	$4,560	$23,287	$15,387
MEA	9,019	9,328	14,757	17,497
ASA	3,862	6,079	7,778	9,987
Corporate and Other	2,699	1,678	5,549	3,376
Total depreciation and amortization	$26,044	$21,645	$51,371	$46,247

Drydock amortization:
AEA	$3,161	$983	$6,244	$5,545
MEA	550	468	1,163	897
ASA	675	1,569	2,251	3,524
Total drydock amortization	$4,386	$3,020	$9,658	$9,966

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Operating results for the ASA segment included a $4.2 million impairment charge for the DB101 and $3.3 million of loss on disposal of this asset in the first and second quarters of 2015, respectively.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(3)

Total capital expenditures include expenditures for which cash payments were made during the period. Capital expenditures for the three and six months ended June 30, 2015 included $7.7 million and $11 million, respectively, of cash payments for accrued capital expenditures outstanding as of December 31, 2014. Capital expenditures for the three and six months ended June 30, 2014 included $19.9 million and $28.2 million, respectively, of cash payments for accrued capital expenditures outstanding as of December 31, 2013.

	June 30, 2015	December 31, 2014
	(In thousands)
Segment assets:
AEA	$904,004	$976,179
MEA	949,155	990,671
ASA	853,246	601,394
Corporate and Other	778,134	848,635
	$3,484,539	$3,416,879

NOTE 14—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

On January 13, 2014, one of our subsidiaries, J. Ray McDermott de Mexico S.A. de C.V. ("JRMM"), filed separate arbitration proceedings against Atlantic Tiburon 1 Pte. Ltd. ("AT1") and Atlantic Tiburon 3 Pte. Ltd. ("AT3"), both wholly owned subsidiaries of Ezion Holdings, Ltd., in the International Court of Arbitration of the International Chamber of Commerce (the "ICC") for damages, including amounts due on unpaid invoices for rig repair work on the drilling rigs Atlantic Tiburon 1 and Atlantic Tiburon 3.   On February 26, 2014, AT1 filed a separate arbitration proceeding against JRMM with the ICC  generally alleging, among other things, breach of contract, fraudulent inducement, negligence and denial of access to the rigs, and AT3 filed a counterclaim against JRMM with the ICC containing similar allegations to the separate arbitration proceeding filed by AT1.   In January 2015, the claims between JRMM and AT3 were resolved by agreement of the parties, and that arbitration is in the process of being dismissed.    In February 2015, the two AT1 arbitrations were consolidated.  During the second quarter of 2015, we received AT1’s fact witness statements and expert reports providing further information relating to AT1’s damage claims.  AT1’s alleged damage claims are in excess of $170 million, including claims for damages for breach of contract, conversion, usury and duress, as well as consequential damages and/or loss of revenue, as well as additional unquantified amounts.  In addition, AT1 is seeking unquantified exemplary damages, attorneys' fees and costs.  The binding arbitration hearing is scheduled to begin on November 2, 2015 in Houston, Texas.  We cannot reasonably estimate the extent of a potential adverse judgment against us, if any, and we intend to vigorously defend the claims made by AT1, including to continue asserting our defenses, including those based on the provisions of the applicable contracts, which include an express limitation on damages and a waiver of consequential damages.  We also intend to continue to pursue payment of the outstanding amounts due.

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al. v. J. Ray McDermott, Inc. et al., was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, J. Ray McDermott, Inc. (“JRMI”) and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the Court on January 3, 2005. We do not believe an adverse judgment or material losses in this matter are probable, and, accordingly, we have not accrued any amounts relating to this contingency. Although there is a possibility of an adverse judgment, the amount or potential range of loss is not estimable at this time. The insurer-plaintiffs in this matter commenced this proceeding in a purported attempt to obtain a determination of insurance coverage obligations for occupational exposure and/or environmental matters for which we had given notice that we could potentially seek coverage. Because estimating losses would require, for every matter, known and unknown, on a case by case basis, anticipating what impact on coverage a judgment would have and a determination of an otherwise expected insured value, damages cannot be reasonably estimated.

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

Based upon our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows; however, because of the inherent uncertainty of litigation and other dispute resolution proceedings and, in some cases, the availability and amount of potentially applicable insurance, we can provide no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial condition, results of operations or cash flows for the fiscal period in which that resolution occurs.

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

At June 30, 2015, we had total environmental reserves of $2.3 million, all of which was included in current liabilities and related to our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2015, it is possible that we may incur liabilities for liquidated damages aggregating approximately $29.6 million, of which approximately $19.6 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to the third quarter of 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

As of June 30, 2015, we had outstanding obligations related to our new vessel construction contract on the Deepwater Lay Vessel 2000 of $218.5 million in the aggregate, with $61.2 million and $157.3 million due in the years ending December 31, 2015 and 2016, respectively.

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

•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding trends towards offshore development of oil and gas;
•	market outlook for the engineering, procurement, construction and installation (“EPCI”) market;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	our ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and
•	the results and cost of our review of our cost structure and plan to increase profitability and flexibility.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	the volatility of oil and gas prices;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses;
•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;

•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Restructuring

In 2014 we completed a major review of our cost structure, and we are implementing a plan, which we refer to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The MPI includes headcount reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. We expect to incur an aggregate of approximately $40 to $50 million in restructuring costs in 2015, primarily as a result of the implementation of the MPI.  In addition, we expect to realize annual cash savings from the MPI of approximately $50 million in 2015, before restructuring charges.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2015, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $29.6 million, of which approximately $19.6 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. The dates for which these potential liquidated damages could arise extend to the third quarter of 2015. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

Business Segments and Results of Operations

Business Segments

Our continuing operations are divided into three reportable segments: the Americas, Europe, and Africa (“AEA”), the Middle East (“MEA”) and the Asia (“ASA”) segments. We also report certain corporate and other non-operating activities under the heading “Corporate and other,” which primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our reporting segments. However, Corporate restructuring costs associated with our corporate reorganization are not allocated to our reporting segments.

AEA Segment

Through our AEA segment, which includes the North Sea and Africa, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad, the North Sea, West Africa and East Africa. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E., London, the United Kingdom and Houston, Texas. The primary fabrication facility for this segment is located in Altamira, Mexico.

MEA Segment

Through our MEA segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, the U.A.E., Qatar, Kuwait, Azerbaijan and Russia. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston office. The primary fabrication facility for this segment is located in Dubai, U.A.E.

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Singapore office and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate joint ventures, we have access to fabrication capacity in China and Malaysia.

The above-mentioned fabrication facilities in each segment are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. Project installation is performed by major construction vessels, which we own or lease and are stationed throughout the various regions and provide structural lifting/lowering and pipelay services. These major construction vessels are supported by our multi-function vessels and chartered vessels from third parties to perform a wide array of installation activities that include pipelay, cable/umbilical lay, dive support and hookup/commissioning.

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
AEA	$104,701	$125,865	$248,014	$307,551
MEA	420,221	236,236	574,021	496,536
ASA	521,615	113,982	774,965	275,807
Total revenues	1,046,537	476,083	1,597,000	1,079,894

Cost of operations	925,522	432,298	1,400,981	1,023,791
Selling, general and administrative expenses	47,793	53,444	99,469	105,408
(Gain) loss on disposal of assets	1,910	(35,105)	1,543	(41,544)
Impairment loss (gain)	6,808	(10,664)	6,808	(10,664)
Restructuring expenses	15,391	1,263	25,780	7,388
Total costs and expenses	997,424	441,236	1,534,581	1,084,379

Loss from Investments in Unconsolidated Affiliates	(7,481)	(3,322)	(14,222)	(2,199)

Operating income (loss):
AEA	4,588	6,410	19,659	(30,002)
MEA	30,794	19,667	35,971	16,933
ASA	11,303	5,779	(1,613)	9,210
Corporate	(5,053)	(331)	(5,820)	(2,825)
Total operating income (loss)	41,632	31,525	48,197	(6,684)

Other income (expense):
Interest expense, net	(12,985)	(38,745)	(25,164)	(38,684)
Gain on foreign currency, net	1,943	6,622	475	2,540
Other expense, net	(359)	(312)	(456)	(577)
Total other expense	(11,401)	(32,435)	(25,145)	(36,721)
Income (loss) before provision for income taxes and noncontrolling interests	30,231	(910)	23,052	(43,405)
Provision for income taxes	16,541	4,788	21,410	8,277
Less: net income attributable to noncontrolling interests	2,164	1,699	4,623	2,235
Net income (loss) attributable to McDermott International, Inc.	$11,526	$(7,397)	$(2,981)	$(53,917)

Three months ended June 30, 2015 vs. three months ended June 30, 2014

Revenues

Revenues increased by 120%, or $571 million, from $476 million in the second quarter of 2014 to $1,047 million in the second quarter of 2015. An increase in revenues in both our MEA and ASA segments was partially offset by a decrease in revenue in our AEA segment.

Revenues in our AEA segment declined 17%, or $21 million, in the second quarter of 2015 compared to the second quarter of 2014, primarily due to reduced marine installation activities in the Gulf of Mexico and fabrication activities in our Altamira facility.  The reduction in marine installation activities primarily resulted from the completion of the Jack & St. Malo and the Papa Terra projects in 2014, partially offset by increased activity on the NO 102 and NO 105 charter projects, which were completed in the second quarter of 2015, DB 50 installation activities and preparations for the Julia marine campaign in the Gulf of Mexico. The decreased fabrication activity was mainly due to the completion of the Mafumeira Sul fabrication project at the Altamira facility in the first quarter of 2015.

Revenues in our MEA segment increased 78%, or $184 million, in the second quarter of 2015 compared to the second quarter of 2014, largely due to significantly higher activity on multiple EPCI projects in Saudi Arabia and the U.A.E. Those projects had significant pipelay, fabrication and marine activities in the second quarter of 2015. The increase in revenues from those projects was partially offset by projects that were either completed or were substantially complete in 2014 in the Caspian, the U.A.E. and Saudi Arabia.

Revenues in our ASA segment increased by $408 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to an increase in revenues associated with marine installation activity on an ongoing EPCI project, Ichthys, in Australia and on a recently commenced marine installation project in Brunei. The increase in revenues from those projects was partially offset by completion of the Siakap project and the DB 101 charter in Malaysia, Champion Waterflood project in Brunei and a platform remediation project in Indonesia, each of which had a higher level of activity during the second quarter of 2014.

Cost of Operations

Cost of operations increased by $494 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to the increased level of activity in our MEA and ASA segments, partially offset by the lower level of activity in our AEA segment.

Cost of operations in our AEA segment decreased by $57 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to the completion of the Jack & St. Malo project and the Papa Terra project in 2014.  This cost decrease, related to marine activities, was partially offset by marine charter activities in Brazil undertaken by the NO 105 and NO 102, which commenced in the third quarter of 2014, and increased the Gulf of Mexico activity for the DB 50 in the second quarter of 2015.  In addition, fabrication costs at the Altamira yard in the second quarter of 2014 included an unfavorable change in estimate on the PB Litoral project, with no corresponding impact in the second quarter of 2015, as well as costs related to the Mafumeira Sul project, which was completed in the first quarter of 2015.

Cost of operations in our MEA segment increased by $166 million in the second quarter of 2015 compared to the second quarter of 2014. This increase was primarily due to significant activities on multiple EPCI projects in Saudi Arabia and the U.A.E. Those projects had significant pipelay, fabrication and marine activities in the second quarter of 2015. The increase in costs from those projects was partially offset by decreased activities on certain other EPCI projects in Saudi Arabia and completion of a pipelay project in the Caspian in 2014.

Cost of operations in our ASA segment increased by $385 million in the second quarter of 2015 compared to the second quarter of 2014. The increase in cost of operations was primarily driven by the commencement of marine installation activity on the Ichthys project and new marine installation project in Brunei. The increase in costs from those projects was partially offset by decreased activity on the Champion Waterflood project in Brunei and the DB 101 charter in Malaysia, both of which were completed in 2014.

Operating Income

Operating income increased by $10 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to improved productivity in our MEA and ASA segments.

Operating income in our AEA segment was $4.6 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $1.8 million. The second quarter of 2014 included increased costs to complete of $20.0 million on the PB Litoral project and $13.7 million for the Jack & St. Malo project, which were partially offset by $30 million of close-out improvements on the Papa Terra project. In addition, $25 million of gain on sale of Harbor Island facility assets near Corpus Christi, Texas and $10 million of gain from the disposal of assets associated with our Morgan City fabrication facility improved our operating income for the three months ended 2014, with no similar gains in the 2015 period. In the 2015 period, the Papa Terra project benefited from a weather-related change order settlement of $11 million. Improvements from cost savings and improved utilization in the 2015 period compared to the 2014 period also contributed to the 2015 period operating income.

Operating income in our MEA segment was $30.8 million and $19.7 million for the three months ended June 30, 2015 and 2014, respectively, an improvement of $11.1 million. The second quarter of 2015 operating income improvement was primarily due: to (1) $22.3 million of improvement provided by a marine cable laying project as a result of favorable marine vessel productivity and associated cost savings and efficient demobilization; (2) $17.8 million of improvements provided by productivity gains on a marine pipelay campaign project and lower costs to complete the project; and (3) $10.3 million of improvement from cost savings and higher fabrication activity on installation of observation platform and jacket projects, and cable laying and pipeline-tie-in projects. Those cost savings were partially offset by $6.2 million of increased costs on a Saudi Arabia project primarily due to unfavorable weather standby cost. The 2014 operating income also included a $29 million benefit associated with a pipelay project in the Caspian primarily due to reduced cost estimates from an ongoing project closeout process and a $6.2 million benefit due to increased marine activity associated with a Saudi Arabia project.

Operating income in our ASA segment was $11.3 million and $5.8 million for the three months ended June 30, 2015 and 2014, respectively, an improvement of $5.5 million. The operating income increase in the second quarter of 2015 was primarily driven by significant progress on the Ichthys project and the start of a new Brunei marine project. Higher engineering, fabrication and marine activities and favorable productivity on our marine vessels, as well as offshore support activities on both those projects and recognition of approved change orders for the Ichthys project, contributed to the increased operating income in the second quarter of 2015.  The second quarter of 2014 included $17.9 million associated with the Siakap project and the DB 101 charter in Malaysia which were primarily driven by changes to the estimated costs at completion due to favorable productivity on our marine vessels and offshore support activities, and recognition of approved change orders. The second quarter of 2015 operating income also included $8.6 million in MPI-related costs.

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

Other Items in Operating Income

Selling, general and administrative expenses were $47.8 million and $53.4 million for the three months ended June 30, 2015 and 2014, respectively, decreasing primarily due to the MPI.

Loss from investments in unconsolidated affiliates increased from $3.3 million in the second quarter of 2014 to $7.5 million in the second quarter of 2015, primarily due to increased losses recognized from three of our joint ventures.

In the second quarter of 2015, we abandoned a marine pipelay welding system and recognized an impairment loss of $6.6 million.

Earnings for the second quarter of 2015 were impacted by restructuring expense of $15.4 million. See Note 6, Restructuring, to the accompanying Consolidated Financial Statements.

Other Items

Interest expense in the second quarter of 2015 was lower compared to 2014, primarily due to a one-time $28 million interest charge for unamortized issuance fee in the second quarter of 2014 related to the termination of bridge financing arrangements with an affiliate of Goldman, Sachs & Co. (“Goldman Sachs”).

The second quarter of 2015 foreign currency gains of $1.9 million were lower compared to the $6.6 million of foreign currency gains in the second quarter of 2014. In the second quarter of 2015, foreign currency losses of $0.1 million were partially offset by $2 million in gains related to hedging activities. In the second quarter of 2014, we had foreign currency gains of $1.5 million and $5.1 million in gains related to hedging activities.

Provision for Income Taxes

For the three months ended June 30, 2015, we recognized income before provision for income taxes of $30.2 million, compared to a loss of $0.9 million in the three months ended June 30, 2014.  In the aggregate, the provision for income taxes was $16.5 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively.  The 2015 increase in the provision for income taxes was primarily driven by increased profits in certain jurisdictions in which we operate.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.2 million and $1.7 million for the second quarter of 2015 and 2014, respectively. The increase was primarily due to increased activity and higher net income from our Malaysian joint venture, Berlian McDermott Sdn. Bhd., partially offset by reduced activity at our North Ocean joint venture.

Six Months ended June 30, 2015 Compared to Six Months ended June 30, 2014

Revenue

Revenues increased by 48%, or $517 million, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increases in our ASA and MEA segments, partially offset by a decrease in our AEA segment.

Revenues in our AEA segment decreased by approximately 19%, or $59 million. The decrease was primarily due to lower marine activity in the Gulf of Mexico and Brazil, as well as lower fabrication activities in the Altamira yard. Operating income for the first six months of 2014 included projects that were either complete or substantially complete in 2014.  Those projects included Papa Terra, Tubular Bells Gulfstar, Jack & St. Malo, Ayatsil-B and Mafumeria Sul.  The decrease in revenues from those projects was partially offset by revenues associated with marine charter activities in Brazil undertaken by our NO 102 and NO 105 vessels, which commenced in the third quarter of 2014, the Gulf of Mexico installation activity for the DB 50 during the six months ended June 30, 2015 and increased fabrication activity on the PB Litoral project.

Revenues in our MEA segment increased approximately 16%, or $77 million, primarily due to significant fabrication, marine pipelay and marine cable laying activities, and installation of jackets and observation platform projects in 2015. The increase was partially offset by decreased activities on a pipelay project in the Caspian, which was completed in 2014, and significantly lower marine, fabrication and installation activities on several EPCI projects in Saudi Arabia, each of which had higher activity during the first half of 2014 compared to the first half of 2015.

Revenues in our ASA segment increased approximately 181%, or $499 million, primarily due to significant marine activity on the Ichthys project and the start of a new marine pipelay project in Brunei in the first half of 2015, which was partially offset by the completion of multiple EPCI projects and the Siakap project and Champion Waterflood project in Brunei in 2014.

Cost of Operations

Cost of operations were $1,401 million and $1,024 million for the six months ended June 30, 2015 and 2014, respectively, an increase of about  37%, or $377 million, primarily due to increased activity in our ASA and MEA segments, partially offset by reduced activity in the AEA segment.

Cost of operations in our AEA segment decreased by $152 million due to the completion or substantial completion of the Tubular Bells Gulfstar, Jack & St. Malo, Papa Terra, Ayatsil-B and Mafumeria Sul projects in 2014.  In addition, the first half of 2014 included an unfavorable change in estimate on the PB Litoral project, with no corresponding impact in the 2015 period. This cost decrease was partially offset by marine charter activities undertaken by the NO 105 and NO102 vessels in Brazil and installation activity utilizing the DB 50 in the Gulf of Mexico.

Cost of operations in our MEA segment increased by $48 million, primarily due to the increased fabrication and marine installation activity on several EPCI projects in the U.A.E. and Saudi Arabia in the first half of 2015. This increase was partially offset by the substantial completion of a pipelay project in the Caspian and two EPCI projects in Saudi Arabia, each of which had a higher level of activity in the first half of 2014 compared to the first half of 2015.

Costs of operations in our ASA segment increased by $481 million, primarily driven by the commencement of marine installation activity on the Ichthys project and a recently commenced marine installation project in Brunei in 2015. The increase was partially offset by the completion of multiple EPCI projects, the Siakap project and the Champion Waterflood project in 2014.

Operating Income

Operating results improved by $55 million from a $7 million operating loss in the first half of 2014 to $48 million of operating income in the first half of 2015, primarily due to improvements in our AEA and MEA segments.

The AEA segment had operating income of $20 million for the first half of 2015, compared to $30 million of operating loss for the first half of 2014. The six month period ended June 30, 2014 was negatively impacted by changes in estimates on two projects.  On PB Litoral project we increased our cost to complete by $56.4 million, primarily due to increased costs arising from expected project delays, increases in projected fabrication, procurement and marine installation costs, reduced productivity and recognition of liquidated damages. Results from the Jack & St. Malo project decreased the AEA segment’s operating income by $12.9 million, primarily due to equipment downtime issues on the NO 102. Neither of these two projects had a corresponding impact in the 2015 period. These improvements from changes in estimate were partially offset by $35 million in gains from asset sales in the 2014 period, which were not repeated in the 2015 period. The marine charter activities in Brazil undertaken by the NO 105, and $11 million of benefit as a result of favorable outcome of our discussions with the customer on compensation due to weather delays for the Papa Terra project improved our first half of 2015 operating income in the AEA segment.

The MEA segment had operating income of $36 million and $17 million for the first half of 2015 and 2014, respectively, an improvement of $19 million, primarily due to: (1) $24.4 million resulting from improved marine vessel productivity and efficient demobilization on a cable-lay project; (2) $19.3 million due to improved productivity and lower demobilization costs on jacket and deck installation projects; (3) $10.9 million from the installation of observation platforms and jackets and (4) $13.8 million due to increased activity and cost savings on the KJO Hout project. These improvements were partially offset by $3.4 million of increased costs on a Saudi Arabia project, primarily due to unfavorable weather standby cost. The first half of 2014 operating income included $41.8 million benefit from a pipelay project in the Caspian and $4.3 million benefit from the U.A.E. project in the Middle East; these projects had no activity in 2015.

The ASA segment had a $1.6 million operating loss in the first half of 2015 compared to $9.2 million operating income in the corresponding 2014 period. The increase was primarily driven by significant progress on the Ichthys project and the start of a new Brunei marine project. Higher engineering, fabrication and marine activities, and favorable productivity on our marine vessels and offshore support activities on both these projects, and recognition of approved change orders for the Ichthys project, contributed to the increased operating income in the first half of 2015. These increases were offset by $14.6 million for MPI-related restructuring costs. During the six months ended June 30, 2014, the Siakap project, which was completed in 2014, experienced positive changes in cost estimates of approximately $34.8 million, mainly due to productivity improvements on our marine vessels and offshore support activities and project close out-savings.

Other Items in Operating Income

Selling, general and administrative expenses decreased by $5.9 million, primarily due to cost savings realized from the MPI.

Losses from investments in unconsolidated affiliates increased by $12 million from a loss of $2.2 million in the six months ended June 30, 2014 to a loss of $14.2 million in the six months ended June 30, 2015, primarily due to operating losses on three of our joint ventures.

In the second quarter of 2015, we abandoned a marine pipelay welding system and recognized an impairment loss of $6.6 million.

Operating income included $25.8 million and $7.4 million of restructuring expense for the six months ended June 30, 2015 and 2014, respectively, an increase of $18.4 million. See Note 6, Restructuring, to the accompanying Consolidated Financial Statements. As a part of the restructuring, in the first quarter of 2015, one of our vessels, the DB101, which was held and used in the ASA segment, was written down to a fair value of $13.6 million, resulting in a non-cash impairment charge of $4.2 million. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3.3 million.

Other Items

Interest expense in the first half of 2015 was lower compared to 2014, primarily due to a one-time $28 million interest charge for unamortized issuance fee in the second quarter of 2014 related to the termination of bridge financing arrangements with an affiliate of Goldman Sachs.

Gain on foreign currency: net decreased by $2 million to income of $0.5 million in the six months ended June 30, 2015 from income of $2.5 million in the six months ended June 30, 2014. In the second half of 2015, the foreign currency losses of $3.4 million were partially offset by $3.9 million in gains related to hedging activities, whereas the second half of 2014 had foreign currency losses of $1.7 million and $4.2 million in gains related to hedging activities, which were partially offset by additional interest expense from our credit facilities that we entered into in April 2014.

Provision for Income Taxes

For the six months ended June 30, 2015, we recognized income before provision for income taxes of $23.1 million, compared to a loss of $43.4 million in the six months ended June 30, 2014.  In the aggregate, the provision for income taxes was $21.4 million and $8.3 million for the six months ended June 30, 2015 and 2014, respectively.  The 2015 increase in the provision for income taxes was primarily driven by increased profits in certain jurisdictions in which we operate.

Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $2.4 million to $4.6 million in the six months ended June 30, 2015 from $2.2 million in the six months ended June 30, 2014, primarily due to income in our Malaysian joint venture, Berlian McDermott Sdn. Bhd., and our Indonesian joint venture, partially offset by decreased activity in our North Ocean joint venture.

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

We include in backlog unapproved change orders for which we expect to receive confirmations in the ordinary course of business, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. At June 30, 2015, the total unapproved change orders included in our estimates at completion aggregated approximately $158.7 million, of which approximately $37.6 million were included in backlog. At December 31, 2014 the total unapproved change orders included in our estimates at completion aggregated approximately $277 million, of which approximately $75 million were included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. See Note 2 to our unaudited Consolidated Financial Statements included in this report for a discussion of claims revenue included in our estimates at completion as of June 30, 2015.

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

Of the June 30, 2015 backlog, approximately $364.8 million primarily related to three active projects that were in loss positions, as a result of which future revenues are expected to equal costs when recognized. Included in this amount was $117.4 million of backlog associated with the PB Litoral project, which is expected to be completed in the fourth quarter of 2015, and $76.5 million of backlog pertaining to the five-year Agile vessel charter, which is expected to be completed in the first quarter of 2017, both of which are managed by our AEA segment. The June 30, 2015 backlog amount also included $170.7 million relating to an EPCI project in our MEA segment, which is also in a loss position and is expected to be completed in the second quarter of 2017.  It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2014	$3,600,999
Bookings from new awards	785,568
Additions and reductions on existing contracts	340,773
Less: Amounts recognized in revenues	1,597,000
Backlog at June 30, 2015	$3,130,340

Our backlog by segment was as follows:

	June 30, 2015		December 31, 2014
	(dollars in approximate millions)
AEA	$430	14%	$426	12%
MEA	1,289	41%	1,162	32%
ASA	1,411	45%	2,013	56%
Total Backlog	$3,130	100%	$3,601	100%

Of the June 30, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter
	(in approximate millions)
Total backlog(1)	$1,431	$1,451	$248

(1)	Backlog revenue expected to be recognized on loss projects is approximately $147.3 million, $165.4 million and $52.1 million for 2015, 2016 and thereafter, respectively.

Liquidity and Capital Resources

Our primary ongoing sources of liquidity are cash flows generated from operations and cash and cash equivalents on hand. Management believes that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

The credit agreement relating to our $400 million, first-lien/first-out, three-year letter of credit facility (the “LC Facility”) and our $300 million, first-lien/second-out, five-year term loan (the “Term Loan”) requires us to generate consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”) of at least specified minimum amounts over the term of the LC Facility. Covenant EBITDA is a non-GAAP measure, with a specific definition under the terms of the LC Facility.  The definition includes a provision for increasing the Covenant EBITDA calculation results by an amount up to $40 million on a trailing twelve month (TTM) basis, less the aggregate amount of all adjustments for prior periods. As of June 30, 2015 and December 31, 2014, we had increased the Covenant EBITDA by approximately $5.5 million and $12 million, respectively, on the TTM basis. As of June 30, 2015, the remaining provision available for further utilization was $28 million. A comparison of the Covenant EBITDA and current compliance is as follows:

	Twelve months ended	Twelve months ended	Twelve months ended	Nine months ended	Six months ended	Three months ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
		(In millions)
Calculated EBITDA (TTM) (1)	$272.8	$198.8	$130.9	$58.0	$33.5	$(6.5)
Provision utilized (TTM) (1)	5.5	5.5	12.0	12.0	6.5	6.5
Actual Covenant EBITDA (TTM) (1)	$278.3	$204.3	$142.9	$70.0	$40.0	$-

Required Covenant EBITDA (TTM) (1)	$170.0	$169.0	$127.0	$70.0	$37.0	$-
[1] TTM starts from July 2014

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

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
		(In millions)
Net Income (loss)	$11.5	$(14.5)	$8.2	$(30.3)	$(7.4)	$(46.5)
Adjustments:
Interest Expense (including interest capitalized)	18.4	18.7	18.9	18.7	44.5	3.3
Tax expense (benefit)	16.5	4.9	10.3	1.5	4.8	3.5
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	27.7	31.1	26.1	25.4	21.9	29.0
Other items:
Equity (income) loss	7.5	6.7	2.2	3.4	3.3	(1.1)
(Gain) loss on assets disposal	1.9	(0.4)	0.1	(4.8)	(35.1)	(6.4)
Impairment loss	6.8	-	-	-	-	-
Restructuring - asset impairment and disposal	3.3	4.2	-	-	-	-
Restructuring - other expense	12.1	6.2	6.0	4.7	1.3	6.1
Others	8.3	4.5	1.1	5.9	6.7	5.6
Total adjustments	$102.5	$75.9	$64.7	$54.8	$47.4	$40.0

Calculated EBITDA	$114.0	$61.4	$72.9	$24.5	$40.0	$(6.5)

Calculated EBITDA - Cumulative/TTM(1)	$272.8	$198.8	$130.9	$58.0	$33.5	$(6.5)
[1]	TTM starts from July 2014

Cash and Cash Equivalents

In the aggregate, our cash and cash equivalents and restricted cash decreased by $81.9 million to $771.0 million as of June 30, 2015 from $852.9 million as of December 31, 2014.

As of June 30, 2015, we had current restricted cash and cash equivalents totaling $194.4 million, compared to $187.6 million as of December 31, 2014. The amount at June 30, 2015 includes $182.4 million of cash collateral for bilateral letters of credit, which generally may be replaced with letters of credit under the LC Facility.

Cash Flow Activities

Operating activities. Our net cash used in operating activities was $26.1 million in the six months ended June 30, 2015, as compared to the $92.9 million used in the six months ended June 30, 2014.

In the first half of  2015, we reached agreements with a representative we previously utilized in our Middle East operations and certain of its affiliates and associates regarding:  (1) the value and timing of payment of ongoing future amounts that were to be paid under a representation agreement that we elected to allow to expire, with respect to: (a) commissions on customer contracts that we had entered into prior to such expiration; and (b) future commissions payable on customer contracts we expected to enter into during a specified post-expiration period under the representation agreement (pursuant to provisions that provided for commissions to be payable on customer contracts entered into during such post-expiration period); and (2) our repurchase of shares of capital stock in one of our subsidiaries previously held by them.  Under these agreements, we agreed to make a series of payments in respect of the commissions that were expected to become due and payable under the prior arrangement.  We paid approximately $21 million and $25.5 million in in the first and second quarters of 2015, respectively.  In connection with those payments, we have recorded amounts in both “contracts in progress” and “other assets,” which we intend to reduce over time as expenses are recognized on the associated customer contracts in accordance with percentage-of-completion accounting.

Investing activities. Net cash used in investing activities was $46.5 million and $263.2 million for the six-month periods ended June 30, 2015 and 2014, respectively, primarily for capital expenditures and an increase in restricted cash in support of cash collateralized LC facilities.

Financing activities. Our net cash used in financing activities was $14.9 million in the six months ended June 30, 2015, as compared to net cash provided by financing activities of $1,001.3 million in the six months ended June 30, 2014. The change was primarily attributable to the financing completed in April 2014.

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

Capital expenditures were $48 million and $155 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures for the six months ended June 30, 2015 were primarily attributable to the construction of the Deepwater Lay Vessel 2000 (the “DLV 2000”), and the continued development of our Altamira Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. Capital expenditures for the six months ended June 30, 2014 were primarily attributable to the construction of the Construction Support Vessel 108 (the “CSV 108”) and the DLV 2000 and the continued development of our Altamira Mexico fabrication facility, as well as costs associated with upgrading the capabilities of other marine vessels. The CSV 108 was put into service in February 2015. As of June 30, 2015, we have an outstanding obligation totaling $218.5 million related to the DLV 2000 construction, with $61.2 million and $157.3 million due in the second half of 2015 and in the first quarter of 2016, respectively. These obligations exclude capitalized interest of approximately $11.4 million and $9.1 million for the six months ended December 31, 2015 and the three months ended March 31, 2016, respectively.

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

At June 30, 2015, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $661 million at June 30, 2015, with maturities extending through 2017. Of this amount, approximately $417.6 million is associated with various foreign currency expenditures we expect to incur on the ASA segment EPCI project.

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

We have exposure to changes in interest rates under the Term Loan. As of June 30, 2015, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

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

At June 30, 2015	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								June 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
Investments	$300	$-	$-	$-	$-	$756	$1,056	$1,056
Average Interest Rate	0.24%
Long-term Debt — fixed rate	12,037	25,267	17,549	8,606	9,516	508,170	581,145	543,367
Average Interest Rate	7.58%	7.64%	7.72%	7.79%	7.87%	7.96%
Long-term Debt — floating rate	1,500	3,000	3,000	3,000	286,500	-	297,000	296,816
Average Interest Rate	5.25%	5.42%	6.18%	6.62%	6.91%

At December 31, 2014:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Investments	$1,699	$-	$-	$-	$-	$2,216	$3,915	$3,915
Average Interest Rate	0.21%
Long-term Debt — fixed rate	24,026	25,274	17,558	8,616	9,403	508,170	593,047	448,993
Average Interest Rate	7.58%	7.64%	7.72%	7.79%	7.87%	7.97%
Long-term Debt — floating rate	3,000	3,000	3,000	3,000	286,500	-	298,500	288,987
Average Interest Rate	5.25%	5.86%	6.53%	6.72%	6.86%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at June 30, 2015 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Foreign Currency	Year Ending December 31, 2015	Fair Value at June 30, 2015	Average Contractual Exchange Rate
Australian Dollar	196,460	(15,453)	0.8414
Danish Krone	32,981	(2,112)	6.2421
Euros	59,703	(42)	1.1194
Pound Sterling	6,146	5	1.5754
Indian Rupee	3,761	(57)	63.8178
Norwegian Kroner	65,784	(1,564)	7.6662
Singapore Dollar	120,982	(5,390)	1.2886
Swiss Frank	4,681	3	0.9322

Foreign Currency	Year Ending December 31, 2016	Fair Value at June 30, 2015	Average Contractual Exchange Rate
Australian Dollar	77,104	(14,081)	0.9349
Swiss Frank	8,806	8	0.9202
Danish Krone	6,654	(1,026)	5.6143
Euros	30,681	(771)	1.1515
Pound Sterling	2,650	40	1.5621
Norwegian Kroner	22,796	(1,816)	7.2161
Singapore Dollar	2,170	1	1.3516

Foreign Currency	Year Ending December 31, 2017	Fair Value at June 30, 2015	Average Contractual Exchange Rate
Australian Dollar	19,632	(3,198)	0.9062

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 14 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.  Risk Factors

The following discussion updates the risk factor disclosure in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

We rely on information technology systems and other information technologies to conduct our business, and any failure, interruption or security breach of these systems or technologies could adversely impact us.

In order to achieve our business objectives, we rely heavily on information technology systems and other information technologies, many of which require regular upgrades or improvements and some of which are approaching the point at which they will need to be replaced in the near future.  The failure or interruption of these systems or technologies, or the potential implementation of replacements, particularly with respect to our existing key financial and human resources legacy systems, could have a material adverse effect on us. Also, our implementation of new information technology systems or upgrades to existing systems may not result in improvements at the levels anticipated, or at all.  In addition, the implementation of new information technology systems or upgrades to existing systems subjects us to inherent costs and risks, including potential disruptions in our business or in our internal control structure, substantial capital expenditures, demands on management time and other risks. Any such disruptions or other effects, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, consolidated results of operations or cash flows or consolidated financial condition.

Our operations are also subject to the risk of cyberattacks and security breaches. Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. In addition, a cyberattack or security breach of some of our systems could go undetected for extended periods of time. As a result of a breach or failure of our computer systems or networks, or those of our customers, vendors or others with whom we do business, or a failure of any of those systems to protect against cybersecurity risks, our business operations could be materially interrupted.  In addition, any such breach or failure could result in the alteration, loss, theft or corruption of data or unauthorized release of confidential, proprietary or sensitive data concerning our company, business activities, employees, customers or vendors, as well as increased costs to prevent, respond to, or mitigate cybersecurity attacks.  These risks could have a material adverse effect on our business, consolidated results of operations or cash flows or consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2015, all of which involved repurchases of shares of MII common stock in connection with the exercise of stock options or vesting of restricted stock units pursuant to the provisions of our long-term incentive plans that permit a participant to tender shares otherwise issuable as payment of the exercise price in connection with the exercise of stock options and in connection with the vesting of restricted stock units to satisfy statutory tax withholding obligations associated with the exercise of stock options and vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2015	24,169	$5.01	not applicable	not applicable
May 1 - May 31, 2015	37,053	4.99	not applicable	not applicable
June 1 - June 30, 2015	43,639	5.69	not applicable	not applicable
	104,861	$5.29

Item 6. Exhibits

Exhibit Number	Description

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

10.1*

Form of 2015 Non-Executive Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-08430)).

10.2*

Settlement Agreement dated as of July 28, 2015 by and between Scott Cummins and McDermott Marine Construction Limited (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 31, 2015 (File No. 1-08430)).

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

August 10, 2015	McDERMOTT INTERNATIONAL, INC.

	By:	/s/ Kelly C. Janzen
Kelly C. Janzen Vice President Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.1*

Form of 2015 Non-Executive Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-08430)).

10.2*

Settlement Agreement dated as of July 28, 2015 by and between Scott Cummins and McDermott Marine Construction Limited (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 31, 2015 (File No. 1-08430)).

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