Form 10-Q
period 2015-09-30
MCDERMOTT INTERNATIONAL INC
filed 2015-11-09
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding at November 5, 2015 was 238,972,816.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues	$805,857	$414,595	$2,402,857	$1,494,489

Costs and Expenses:
Cost of operations	720,961	370,271	2,121,942	1,394,062
Selling, general and administrative expenses	44,664	51,681	144,133	157,089
Loss (gain) on disposal of assets	(100)	(4,818)	1,443	(46,362)
Impairment loss (recovery)	-	-	6,808	(10,664)
Restructuring expenses	6,346	4,724	32,126	12,112
Total costs and expenses	771,871	421,858	2,306,452	1,506,237

Loss from Investments in Unconsolidated Affiliates	(4,526)	(3,448)	(18,748)	(5,647)

Operating Income (Loss)	29,460	(10,711)	77,657	(17,395)

Other Income (Expense):
Interest expense, net	(13,015)	(11,847)	(38,179)	(50,531)
Gain (loss) on foreign currency, net	(1,373)	(2,397)	(898)	143
Other income (expense), net	1,556	473	1,100	(104)
Total other expense	(12,832)	(13,771)	(37,977)	(50,492)

Income (loss) before provision for income taxes and noncontrolling interests	16,628	(24,482)	39,680	(67,887)

Provision for income taxes	9,094	1,464	30,504	9,741

Net income (loss)	7,534	(25,946)	9,176	(77,628)
Less: net income attributable to noncontrolling interest	3,868	4,306	8,491	6,541

Net income (loss) attributable to McDermott International, Inc.	$3,666	$(30,252)	$685	$(84,169)

Income (loss) per share
Net income (loss) attributable to McDermott International, Inc.:
Basic	$0.02	$(0.13)	$-	$(0.35)
Diluted	$0.01	$(0.13)	$-	$(0.35)

Shares used in the computation of income (loss) per share:
Basic:	238,594,178	237,429,394	238,128,962	237,262,044
Diluted:	280,797,155	237,429,394	279,025,262	237,262,044

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(in thousands)
Net income (loss)	$7,534	$(25,946)	$9,176	$(77,628)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(27)	(7)	(11)	-
Foreign currency translation adjustment	(9,333)	(1,454)	(16,319)	(2,714)
Gain (loss) on derivatives	(701)	(32,930)	9,973	(17,664)
Other comprehensive loss, net of tax	(10,061)	(34,391)	(6,357)	(20,378)
Total comprehensive income (loss)	(2,527)	(60,337)	2,819	(98,006)
Less: comprehensive income attributable to non-controlling interests	3,868	4,290	8,411	6,494
Comprehensive loss attributable to McDermott International, Inc.	$(6,395)	$(64,627)	$(5,592)	$(104,500)

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except shares and par value data)
Assets
Current Assets:
Cash and cash equivalents	$631,385	$665,309
Restricted cash and cash equivalents	135,816	187,585
Accounts receivable – trade, net	123,183	143,370
Accounts receivable – other	61,058	79,915
Contracts in progress	515,418	357,617
Deferred income taxes	8,298	7,514
Other current assets	41,782	46,071
Total Current Assets	1,516,940	1,487,381
Property, Plant and Equipment	2,464,319	2,487,815
Less Accumulated depreciation	(860,011)	(830,467)
Net Property, Plant and Equipment	1,604,308	1,657,348
Accounts Receivable – Long-Term Retainages	146,361	137,468
Investments in Unconsolidated Affiliates	29,022	38,186
Deferred Income Taxes	11,953	17,313
Investments	729	2,216
Other Assets	74,896	76,967
Total Assets	$3,384,209	$3,416,879

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$27,749	$27,026
Accounts payable	303,790	219,384
Accrued liabilities	377,663	369,749
Advance billings on contracts	97,371	199,865
Deferred income taxes	17,492	19,753
Income taxes payable	14,547	25,165
Total Current Liabilities	838,612	860,942
Long-Term Debt	823,485	837,443
Self-Insurance	19,589	17,026
Pension Liability	16,729	18,403
Non-current Income Taxes	49,669	49,229
Other Liabilities	83,282	94,722
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized
400,000,000 shares; issued 246,774,167 and 245,209,850 shares, respectively	246,774	245,210
Capital in excess of par value (including prepaid common stock purchase contracts)	1,685,395	1,676,815
Accumulated Deficit	(242,216)	(239,572)
Treasury stock, at cost: 7,810,046 and 7,400,027 shares, respectively	(92,294)	(96,441)
Accumulated other comprehensive loss	(104,085)	(97,808)
Stockholders' Equity - McDermott International, Inc.	1,493,574	1,488,204
Noncontrolling interest	59,269	50,910
Total Equity	1,552,843	1,539,114
Total Liabilities and Equity	$3,384,209	$3,416,879

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,176	$(77,628)
Non-cash items included in net income (loss):
Depreciation and amortization	75,982	68,655
Drydock amortization	13,910	15,567
Stock-based compensation charges	12,991	14,387
Loss from investments in unconsolidated affiliates	18,748	5,647
Loss (gain) on asset disposals	1,443	(46,362)
Impairment loss (recovery)	6,808	(10,664)
Restructuring expense (gain)	11,954	(2,235)
Deferred taxes	2,315	(4,175)
Other non-cash items	3,164	5,210
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	11,294	44,368
Net contracts in progress and advance billings on contracts	(260,317)	10,353
Accounts payable	98,552	(99,588)
Accrued and other current liabilities	(7,269)	(16,200)
Pension liability and accrued postretirement and employee benefits	(1,319)	1,180
Other assets and liabilities	(2,778)	(20,813)
TOTAL CASH USED IN OPERATING ACTIVITIES	(5,346)	(112,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66,118)	(216,526)
Restricted cash and cash equivalents	51,769	(215,663)
Purchases of available-for-sale securities	-	(1,997)
Sales and maturities of available-for-sale securities	3,175	12,903
Investments in unconsolidated affiliates	(6,960)	-
Proceeds from asset dispositions	10,669	70,252
Other	417	(5,076)
TOTAL CASH USED IN INVESTING ACTIVITIES	(7,048)	(356,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	1,337,500
Repayment of debt	(18,004)	(289,542)
Debt issuance cost	-	(46,914)
Distribution to noncontrolling interest	(24)	(5,002)
Other	(928)	(1,537)
TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18,956)	994,505

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,574)	(851)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,924)	525,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	665,309	118,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$631,385	$643,951

See accompanying notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Capital		Other
	Common Stock		in Excess	Accumulated	Comprehensive	Treasury	Stockholders'	Noncontrolling	Total
	Shares	Par Value	of Par Value	Deficit	Loss ("AOCI")	Stock	Equity	Interest ("NCI")	Equity
	(Unaudited)
	(In thousands, except shares)
Balance at December 31, 2014	245,209,850	$245,210	$1,676,815	$(239,572)	$(97,808)	$(96,441)	$1,488,204	$50,910	$1,539,114
Net income	-	-	-	685	-	-	685	8,491	9,176
Other comprehensive income (loss), net of tax	-	-	-	-	(6,277)	-	(6,277)	(80)	(6,357)
Exercise of stock options	196,340	196	(7,274)	(3,329)	-	11,085	678	-	678
Share vesting	1,400,735	1,401	(1,401)	-	-	-	-	-	-
Stock-based compensation charges	-	-	17,207	-	-	(5,357)	11,850	-	11,850
Purchase of common stock		-	-	-	-	(1,614)	(1,614)	-	(1,614)
Other	(32,758)	(33)	48	-	-	33	48	(52)	(4)
Balance at September 30, 2015	246,774,167	$246,774	$1,685,395	$(242,216)	$(104,085)	$(92,294)	$1,493,574	$59,269	$1,552,843

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

Recently Issued and Adopted Accounting Guidance

Debt—In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of debt issuance costs will continue to be calculated using the interest method and reported as interest expense.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies guidance within ASU 2015-03 and establishes that debt issuance costs related to line-of-credit arrangements should be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Retrospective application of those ASUs are required for public entities for annual and interim periods beginning on or after December 15, 2015, and early adoption is permitted. We adopted ASU 2015-03 and ASU 2015-15 in the first quarter and the third quarter of 2015, respectively. As a result, our accompanying Consolidated Financial Statements reflect debt issuance costs related to long-term debt as components of Long-term debt. These costs were previously reported by us as Other Assets (see Note 7). Costs associated with line-of-credit arrangements continue to be reported as Other Assets. All comparable periods presented have been revised to reflect this change.

Extraordinary Items—In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. We adopted this ASU in the second quarter of 2015. Our adoption of this ASU did not have any impact on the accompanying Consolidated Financial Statements.

Discontinued Operations—In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. ASU 2014-08 also requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The application of this ASU did not have any impact on the accompanying Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2015

Consolidation—In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends and changes the consolidation analysis currently required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities or voting interest entities; affects the analysis performed by reporting entities regarding variable interest entities, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact of these amendments on our future Consolidated Financial Statements and related disclosures.

Going Concern—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in effect under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, we will be required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We are currently assessing the impact of the adoption of ASU 2014-15 on our future Consolidated Financial Statements and related disclosures.

Revenue—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

We are currently evaluating the requirements of these ASUs and have not yet determined their impact on our future Consolidated Financial Statements and related disclosures.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of September 30, 2015, total unapproved change orders included in our estimates at completion aggregated $146.1 million, of which approximately $22.5 million was included in backlog. As of September 30, 2014, total unapproved change orders included in our estimates at completion aggregated $352.3 million, of which approximately $168.9 million was included in backlog.

Claims Revenue

The amount of revenues and costs included in our estimates at completion associated with claims, all of which related to our MEA segment, was $9.8 million as of September 30, 2015 and $6.5 million as of September 31, 2014. In the accompanying Consolidated Financial Statements, for the three and nine months ended September 30, 2015 and 2014, no material claims were included in revenues or costs. None of the pending claims reflected in our estimates at completion as of September 30, 2015 were the subject of any litigation proceedings.

Deferred Profit Recognition

For the three and nine months ended September 30, 2015 and 2014, we did not account for any projects under our deferred profit recognition policy.

Completed Contract Method

For the three and nine months ended September 30, 2015 and 2014, we did not account for any contracts under the completed contract method.

Loss Recognition

As of September 30, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Of the September 30, 2015 backlog, approximately $317 million primarily related to three active projects that were in loss positions, as a result of which future revenues are expected to equal costs when recognized. Included in this amount was $86 million of backlog associated with an EPCI project, PB Litoral, in Mexico, which is expected to be completed in the first quarter of 2016, and $61 million of backlog pertaining to the five-year Agile vessel charter in Brazil, which is expected to be completed in the first quarter of 2017, both of which are managed by our AEA segment. The September 30, 2015 backlog amount also included $168 million relating to an EPCI project, KJO Hout, in our MEA segment, which is expected to be completed in the second quarter of 2017. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

NOTE 3—USE OF ESTIMATES

We use estimates and assumptions to prepare our financial statements in conformity with U.S. GAAP. Those estimates and assumptions affect the amounts we report in our consolidated financial statements and accompanying notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of September 30, 2015, we have provided for our estimated costs to complete on all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three and nine months ended September 30, 2015 and 2014.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Three months ended September 30, 2015

Operating income for the three months ended September 30, 2015 was impacted by net unfavorable changes in cost estimates totaling approximately $8 million.

The AEA segment deteriorated by a net $11 million due to changes in estimates during the three months ended September 30, 2015. Results for the third quarter of 2015 included $6 million due to changes in marine campaign execution plan on the PB Litoral EPCI project in Mexico and charges associated with a legal settlement as discussed in Note 14. The changes in the PB Litoral marine campaign execution plan were due to carryover of offshore scope and revised cost estimates for hookup campaign. These were partially offset by the extension of the project completion date on the PB Litoral project, which resulted in a $13 million reversal of liquidated damage reserves.

The MEA segment had net favorable changes in estimates aggregating approximately $6 million. Projects in Saudi Arabia were positively impacted by: (1) a $6 million favorable change order for vessel downtime; (2) productivity improvements and associated cost savings on a cable-lay project in Saudi Arabia totaling approximately $3 million; and (3) $1 million in net positive changes in estimates on multiple projects, which were not individually material. These net favorable changes were partially offset by a $4 million increase in pipelay cost estimates on a project in the U.A.E., primarily due to changes in the execution plan as a result of needing to substitute with a third party vessel and hookup associated issues.

The ASA segment had net unfavorable changes in estimates aggregating approximately $3 million. The deterioration was primarily due to $8 million of cost overruns and weather downtime on an installation project in Brunei, partially offset by $5 million of net positive changes in estimates on multiple projects, which were not individually material.

Nine months ended September 30, 2015

Operating income for the nine months ended September 30, 2015 was positively impacted by net favorable changes in cost estimates totaling approximately $21 million.

The AEA segment had net unfavorable changes in estimates aggregating approximately $1 million. For the nine months ended September 30, 2015, the AEA segment was positively impacted by: (1) $13 million reversal of liquidated damage reserves due to the extension of the PB Litoral project completion date; (2) $4 million due to productivity improvements on the Agile charter; and (3) $3 million each attributable to the Papa Terra project due to reduced cost estimates and to the North Ocean 105 vessel (the “NO 105”) due to reduced demobilization cost resulting from revised project plans. Those were partially offset by $6 million due to changes in the marine campaign execution plan on the PB Litoral project discussed above and charges associated with a legal settlement as discussed in Note 14. Other multiple projects experienced net positive changes in estimates of $1 million, which were not individually material.

The MEA segment had net favorable changes in estimates aggregating approximately $16 million. Three projects in Saudi Arabia were positively impacted by: 1) $11 million of changes in estimates mostly due to productivity improvements and associated cost savings on the Intermac 406, which was working on a cable-lay project; 2) $5 million of cost savings associated with revised cable lay scope; 3) $5 million as a result of an agreement with the customer on compensation for vessel downtime due to weather and standby delays; and 4) $4 million related to marine hook-up campaign savings. The KJO Hout project in the Neutral Zone was positively impacted by $7 million of changes in estimates driven by revenue recovery and cost savings resulting from customer-approved design optimization. These favorable changes were partially offset by: 1) $9 million increase in pipelay cost estimates on a U.A.E. project as a result of changes in our execution plan; 2) $5 million negative impact on another EPCI project in Saudi Arabia due to increases in cost estimates on onshore scope; and 3) $2 million of unfavorable changes in estimates on multiple projects, none of which were individually material.

The ASA segment had net favorable changes in estimates aggregating approximately $6 million. Improvements were driven by $4 million due to productivity gains and improvements in cost estimates realized on the Gorgon MRU fabrication project, as well as $10 million in net improvements on multiple projects that were not individually material. Those improvements were partially offset by $8 million in cost overruns resulting from weather downtime on an installation project in Brunei.

Three months ended September 30, 2014

Operating income for the three months ended September 30, 2014 was positively impacted by changes in cost estimates relating to projects in each of our segments.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The AEA segment improved by a net $1.5 million from changes in estimates on five projects. On Jack & St. Malo, a subsea project in the Gulf of Mexico completed during the period, project close-out savings on marine spread costs and increased cost recovery based on positive developments from the ongoing negotiations with the customer resulted in a reduction of project losses of $12.4 million. Two projects completed earlier in 2014 improved by an aggregate of approximately $4.8 million based on positive developments from ongoing project close-out negotiations with the customers.  These improvements were partially offset by negative changes of approximately $10.9 million on the PB Litoral project, primarily due to increased cost estimates to complete the project as a result of a revised fabrication execution plan, and reduced cost recovery of approximately $4.8 million on a fabrication project in Morgan City completed during 2013, based on an agreement in principle reached with the customer during the three months ended September 30, 2014, which resulted in lower than anticipated recoveries.

The MEA segment deteriorated by a net amount of approximately $5.4 million due to change in estimates during the three months ended September 30, 2014. On one EPCI project in Saudi Arabia, estimated costs to complete increased by $7.9 million, primarily as a result of vessel downtime due to weather and standby delays (some of which was recovered from the customer in 2015, but those recoveries were not recognizable at September 30, 2014). On two other EPCI projects in Saudi Arabia, estimated costs to complete increased by an aggregate of $6.7 million, as a result of revisions to project execution plans, primarily due to extended offshore hookup campaigns, increased vessel mobilization activities, and delays in the completion of onshore activities. On another EPCI project in Saudi Arabia, we increased our overall estimated costs to complete by approximately $8.6 million, reflecting the costs of an incremental mobilization and inefficiencies of executing out-of-sequence work due to a revised execution plan, which resulted from delayed access to the project site.  These negative changes were offset by an improvement of approximately $17.8 million on a pipelay project in the Caspian, primarily due to increased cost recovery estimates based on positive developments during the three months ended September 30, 2014 from the ongoing project close-out process with the customer. This project was completed earlier in 2014.

The ASA segment was positively impacted by favorable changes in estimates aggregating approximately $20.2 million from three projects. On a marine installation project in Brunei, reduction in estimated costs to complete from productivity improvements on marine vessels and offshore support activities resulted in a favorable change of approximately $10.8 million. On two previously completed projects, insurance claim collection and final project close-out adjustments resulted in a combined additional recovery of approximately $9.5 million during the three months ended September 30, 2014.

Nine months ended September 30, 2014

Operating income for the nine months ended September 30, 2014 was positively impacted by changes in cost estimates relating to projects in each of our segments.

The AEA segment was negatively impacted by net unfavorable changes in estimates aggregating approximately $41.5 million associated with five projects. On the PB Litoral project we increased our estimated costs to complete by approximately $66.3 million due to: 1) liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity and execution plan changes to mitigate further project delays; and 2) procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the first quarter of 2016. On the Jack & St. Malo project, a subsea project in the Gulf of Mexico, we increased our estimated costs to complete by approximately $10.1 million, primarily due to increased costs from equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed during the nine months ended September 30, 2014. On a fabrication project in Morgan City completed during 2013, we reduced our cost recovery estimates by approximately $7.8 million, mainly based on an agreement in principle reached with the customer during the nine months ended September 30, 2014, which resulted in lower than anticipated recoveries. These negative impacts were partially offset by $37.4 million of project close-out improvements on the Papa Terra project in Brazil, from marine cost reductions upon completion of activities and increased recoveries due to successful developments from ongoing approval process for additional weather-related compensation. We also recognized $5.2 million in cost reduction, mainly due to project close-out improvements on a marine installation project in the Gulf of Mexico.

The MEA segment was negatively impacted by net unfavorable changes aggregating approximately $10.7 million due to changes in four projects. On two EPCI projects in Saudi Arabia, we increased our estimated costs at completion by approximately $42.4 million, primarily as a result of vessel downtime due to weather and standby delays (some of which was recovered from the customer in 2015, but those recoveries were not recognizable at September 30, 2014), reduced productivity levels and increased cost estimates to complete the onshore scope of one of the projects. On another EPCI project in the Neutral Zone, we increased our overall estimated costs to complete by approximately $15.2 million to reflect cost overruns related to: 1) the onshore work, which was substantially completed in July 2014; and 2) delays in completing the offshore work due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

out-of-sequence work. These negative changes were partially offset by approximately $46.9 million of increased cost recovery estimates on a pipelay project in the Caspian, based on positive developments during the nine months ended September 30, 2014 from the ongoing project close-out process with the customer. This project was substantially completed in June 2014.

The ASA segment experienced net favorable changes in estimates aggregating approximately $53.5 million due to changes in estimates on four projects. Changes in estimates on the Siakap Subsea Development (“Siakap”), a subsea project in Malaysia, resulted in improvements of approximately $31.5 million during the nine months ended September 30, 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as project close-out savings. On a marine installation project in Brunei, a reduction in estimated costs to complete from productivity improvements on marine vessels and offshore support activities resulted in a favorable change of approximately $11.8 million. On two previously completed projects, insurance claim collections and final project close-out adjustments resulted in a combined additional recovery of approximately $10.3 million during the nine months ended September 30, 2014.

NOTE 4—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Contract receivables:
Contracts in progress	$108,173	$106,174
Completed contracts	21,128	34,698
Retainages	15,377	28,586
Unbilled	4,303	4,303
Less allowances	(25,798)	(30,391)
Accounts receivable-trade, net	$123,183	$143,370

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	September 30, 2015	December 31, 2014
	(in thousands)
Retainages expected to be collected within one year	$15,377	$28,586
Retainages expected to be collected after one year	146,361	137,468
Total retainages	$161,738	$166,054

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Components of contracts in progress and advance billings on contracts are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Costs incurred less costs of revenue recognized	$106,242	$90,191
Revenues recognized less billings to customers	409,176	267,426
Contracts in Progress	$515,418	$357,617

Billings to customers less revenue recognized	193,448	578,896
Costs incurred less costs of revenue recognized	(96,077)	(379,031)
Advance Billings on Contracts	$97,371	$199,865

NOTE 6—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan included headcount reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments.

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

The following tables present amounts incurred during the three and nine months ended September 30, 2015 and 2014, as well as amounts incurred from the inception of our restructuring efforts up to September 30, 2015 and amounts expected to be incurred in the future by major type of cost and by segment.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Incurred in the three months ended September 30, 2015	Incurred in the three months ended September 30, 2014	Incurred in the nine months ended September 30, 2015	Incurred in the nine months ended September 30, 2014	Incurred from inception to September 30, 2015	Estimate of remaining amounts to be incurred	Total
	(In thousands)
Americas Restructuring
Impairments and write offs	$-	$100	$-	$(1,240)	$12,923	$-	$12,923
Severance and other personnel-related costs	-	(155)	601	3,099	13,981	-	13,981
Morgan City environmental reserve	-	-	-	-	5,925	-	5,925
Morgan City yard-related expenses	(27)	2,879	1,707	5,528	12,557		12,557
Other	-	-	-	-	158	-	158
	(27)	2,824	2,308	7,387	45,544	-	45,544

Corporate Restructuring
Severance and other personnel-related costs	-	53	-	961	2,599	-	2,599
Legal and other advisor fees	-	1,117	-	3,034	3,204	-	3,204
Other	-	730	-	730	798	-	798
	-	1,900	-	4,725	6,601	-	6,601

MPI
Severance and other personnel-related costs
AEA	2,360	-	6,411	-	6,411	1,694	8,105
MEA	71	-	982	-	982	-	982
ASA	387	-	3,973	-	3,973	5,200	9,173
Corporate and other	-	-	1,119	-	1,119	-	1,119
Asset impairment and disposal
ASA	-	-	7,471	-	7,471	-	7,471
Legal and other advisor fees							-
Corporate	3,555	-	6,335	-	10,338	-	10,338
ASA						1,304	1,304
Other							-
ASA	-	-	3,527	-	3,527	5,806	9,333
Corporate and other	-	-	-	-	-	700	700
	6,373	-	29,818	-	33,821	14,704	48,525

Total	$6,346	$4,724	$32,126	$12,112	$85,966	$14,704	$100,670

By segment
AEA	$2,333	$2,824	$8,719	$7,387	$51,955	$1,694	$53,649
MEA	71	-	982	-	982	-	982
ASA	387	-	14,971	-	14,971	12,310	27,281
Corporate	3,555	1,900	7,454	4,725	18,058	700	18,758
Total	$6,346	$4,724	$32,126	$12,112	$85,966	$14,704	$100,670

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In the first quarter of 2015, we reclassified certain MPI-related legal and other advisory fees of $4 million incurred in 2014 from Corporate restructuring costs to MPI costs.

The following table presents a roll forward of accrued liabilities associated with our restructuring activities:

	December 31, 2014	Accruals	Payments/ Reversals	September 30, 2015
	(In thousands)
Morgan City environmental reserve	$3,675	$-	$(2,101)	$1,574
Morgan City yard-related expenses and other	373	343	(453)	263
MPI related accruals	-	6,293	(1,812)	4,481

Total	$4,048	$6,636	$(4,366)	$6,318

NOTE 7—LONG-TERM DEBT AND NOTES PAYABLE

The carrying values of our long-term debt obligations are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Long-term debt consists of:
Senior Notes	$491,537	$490,354
Term Loan	290,438	291,424
North Ocean 105 Construction Financing	42,213	45,888
Amortizing Notes	24,329	33,258
Capital lease obligation	2,717	2,802
Other financing	-	743
	851,234	864,469
Less: Amounts due within one year	27,749	27,026
Total long-term debt	$823,485	$837,443

LC Facility and Cash-Collateralized Bilateral Letters of Credit

As of September 30, 2015 and December 31, 2014, the aggregate face amount of letters of credit issued under our $400 million first-lien/first-out, three-year letter of credit facility (the “LC Facility”) provided under our principal credit agreement (“the Credit Agreement”) was $320.4 million and $195.8 million, respectively. No financial letters of credit have been issued under the LC Facility.

In October 2015, we entered into an Amendment No. 1 and Commitment Increase Supplement (the “Commitment Increase Supplement”), which amended the Credit Agreement primarily to increase the existing letter of credit capacity from $400 million to $520 million, by adding to the Credit Agreement a new letter of credit lender and by allowing existing letter of credit lenders to increase their respective letter of credit commitments.  Costs associated with the Commitment Increase Supplement were not material.

As of September 30, 2015, we had outstanding an aggregate face amount of approximately $115.7 million of cash collateralized letters of credit issued on a bilateral basis outside the LC Facility, including financial letters of credit of $46.5 million. Financial letters of credit represent letters of credit that do not support ordinary course project performance obligations or bids. As of December 31, 2014, we had outstanding an aggregate face amount of approximately $88.8 million of cash collateralized letters of credit issued on a bilateral basis outside the LC Facility, including financial letters of credit of $19.7 million. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Bank Guarantees

As of September 30, 2015 and December 31, 2014, bank guarantees issued under general reimbursement agreements in support of contracting activities in the Middle East and India totaled $89.2 million and $56.2 million, respectively.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Surety Bonds

As of September 30, 2015 and December 31, 2014, surety bonds issued under general agreements of indemnity in favor of surety underwriters based in Mexico in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $49.4 million and $52.5 million, respectively.

Debt Issuance Costs

Debt issuance costs of $21.8 million and $27.1 million as of September 30, 2015 and December 31, 2014, respectively, are included in the above carrying values of our long-term debt obligations.

NOTE 8—PENSION PLANS

In 2014 we elected to change our accounting method for recognizing actuarial gains and losses for our pension and other postretirement benefit plans. In connection with our accounting change we have revised previously reported amounts to conform to our current method of accounting.

Net periodic benefit for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest cost	$5,403	$6,743	$16,210	$20,230
Expected return on plan assets	(6,676)	(6,875)	(20,030)	(20,626)
Net periodic benefit	$(1,273)	$(132)	$(3,820)	$(396)

	TCN Plan
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest cost	$407	$475	$1,220	$1,425
Expected return on plan assets	(710)	(741)	(2,130)	(2,221)
Net periodic benefit	$(303)	$(266)	$(910)	$(796)

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

As of September 30, 2015, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $72.8 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $55.6 million of deferred losses out of AOCI by September 30, 2016, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $673.1 million at September 30, 2015, with maturities extending through 2017. Of this amount, approximately $447 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of September 30, 2015, the fair value of these contracts was in a net liability position totaling $47.2 million. The fair value of outstanding

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature within the fair value hierarchy.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2015	December 31, 2014
	(in thousands)
Derivatives Designated as Hedges:
Location:
Other current assets	$1,096	$1,173
Other assets	-	16
Total asset derivatives	$1,096	$1,189

Accrued Liabilities	$42,049	$32,431
Other liabilities	6,277	15,670
Total liability derivatives	$48,326	$48,101

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$(28,248)	$(39,563)	$(56,904)	$(26,764)
Income reclassified from AOCI into income (loss): effective portion
Location: Cost of operations	27,547	6,788	66,973	7,283
Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location : Gain (loss) on foreign currency—net	(1,329)	(386)	2,535	3,842

NOTE 10—FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$729	$-	$729	$-
Total	$729	$-	$729	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Mutual funds(1)	$2,216	$-	$2,216	$-
Commercial paper	1,699	-	1,699	-
Total	$3,915	$-	$3,915	$-
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

The estimated fair values of certain of our financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Instruments	(In thousands)
Cash and cash equivalents	$631,385	$631,385	$665,309	$665,309
Restricted cash and cash equivalents	135,816	135,816	187,585	187,585
Investments	729	729	3,915	3,915
Debt	(851,234)	(805,325)	(864,469)	(737,980)
Forward contracts	(47,230)	(47,230)	(46,912)	(46,912)

Non-financial Instruments

In accordance with ASC 360-10, Property, Plant and Equipment, one of our vessels, the DB101, which was held and used in our ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million in the first quarter of 2015, which related to our plan to decommission this vessel in the second quarter of 2015. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in stockholders’ equity are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Foreign currency translation adjustments	$(31,531)	$(15,212)
Net gain on investments	230	241
Net loss on derivative financial instruments	(72,784)	(82,837)
Accumulated other comprehensive loss	$(104,085)	$(97,808)

The following table presents the components of AOCI and the amounts that were reclassified during the period:

	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	TOTAL
For the three months ended September 30, 2015	(in thousands)
Balance, June 30, 2015	$(22,198)	$257	$(72,083)	$(94,024)
Other comprehensive (loss) before reclassification	(9,333)	(27)	(28,249)	(37,609)
Amounts reclassified from AOCI	-	-	27,548 (2)	27,548
Net current period other comprehensive loss	(9,333)	(27)	(701)	(10,061)
Balance, September 30, 2015	$(31,531)	$230	$(72,784)	$(104,085)

For the nine months ended September 30, 2015
Balance, December 31, 2014	$(15,212)	$241	$(82,837)	$(97,808)
Other comprehensive (loss) before reclassification	(14,076)	(11)	(56,905)	(70,992)
Amounts reclassified from AOCI	(2,243)	-	66,958 (2)	64,715
Net current period other comprehensive income (loss)	(16,319)	(11)	10,053	(6,277)
Balance, September 30, 2015	$(31,531)	$230	$(72,784)	$(104,085)

	Foreign currency gain (loss)	Unrealized holding loss on investment	Deferred gain (loss) on derivatives(1)	TOTAL
For the three months ended September 30, 2014	(in thousands)
Balance, June 30, 2014	$(3,821)	$245	$(30,090)	$(33,666)
Other comprehensive (loss) before reclassification	(1,455)	(7)	(39,563)	(41,025)
Amounts reclassified from AOCI	-	-	6,650 (2)	6,650
Net current period other comprehensive (loss)	(1,455)	(7)	(32,913)	(34,375)
Balance, September 30, 2014	$(5,276)	$238	$(63,003)	$(68,041)

For the nine months ended September 30, 2014
Balance, December 31, 2013	$(2,562)	$238	$(45,386)	$(47,710)
Other comprehensive (loss) before reclassification	(2,714)	-	(26,764)	(29,478)
Amounts reclassified from AOCI	-	-	9,147 (2)	9,147
Net current period other comprehensive (loss)	(2,714)	-	(17,617)	(20,331)
Balance, September 30, 2014	$(5,276)	$238	$(63,003)	$(68,041)

[1]	Refer to Note 9 for additional details.
[2]	Reclassified to cost of operations and gain on foreign currency, net.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Net income (loss) attributable to McDermott International, Inc.	$3,666	$(30,252)	$685	$(84,169)

Weighted average common shares (basic)	238,594,178	237,429,394	238,128,962	237,262,044
Effect of dilutive securities:
Tangible equity units	40,896,300	-	40,896,300	-
Stock options, restricted stock and restricted stock units	1,306,677	-	-	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	280,797,155	237,429,394	279,025,262	237,262,044
Basic loss per share
Net income (loss) attributable to McDermott International, Inc.	$0.02	$(0.13)	$-	$(0.35)
Diluted loss per share:
Adjusted net income (loss) attributable to McDermott International, Inc.	$0.01	$(0.13)	$-	$(0.35)

Approximately 2.9 million and 11.1 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and nine months ended September 30, 2015, respectively. Approximately 2.9 million and 3.0 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and nine months ended September 30, 2014, respectively.

Potential dilutive common shares for the settlement of our common stock purchase contracts, a component of our tangible equity units or “TEUs”, totaling 40.9 million shares were considered in the calculation of diluted weighted-average shares for the three and nine months ended September 30, 2015. Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million and 27.3 million shares were considered in the calculation of diluted weighted-average shares for three months and nine months ended September 30, 2014, respectively. However, due to our net loss position for both of those periods, they have not been reflected above because they would have been anti-dilutive.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues(1):
AEA	$96,371	$117,509	$344,385	$425,060
MEA	318,346	91,659	892,367	588,195
ASA	391,140	205,427	1,166,105	481,234
Total revenues	$805,857	$414,595	$2,402,857	$1,494,489

Operating income (loss)(2):
AEA	$(19,784)	$(11,853)	$(125)	$(41,855)
MEA	38,981	(17,982)	74,952	(1,049)
ASA	13,886	21,022	12,273	30,232
Corporate	(3,623)	(1,898)	(9,443)	(4,723)
Total operating income (loss)	$29,460	$(10,711)	$77,657	$(17,395)

Capital expenditures(3):
AEA	$3,286	$7,249	$6,715	$47,602
MEA	2,735	47,354	17,677	76,739
ASA	11,648	5,316	41,141	83,613
Corporate and Other	464	1,650	585	8,572
Total capital expenditures	$18,133	$61,569	$66,118	$216,526

Depreciation and amortization:
AEA	$9,832	$7,897	$33,119	$23,284
MEA	8,393	7,235	23,150	24,732
ASA	4,191	5,061	11,969	15,048
Corporate and Other	2,195	2,215	7,744	5,591
Total depreciation and amortization	$24,611	$22,408	$75,982	$68,655

Drydock amortization:
AEA	$3,133	$3,162	$9,377	$8,707
MEA	443	501	1,606	1,398
ASA	676	1,938	2,927	5,462
Total drydock amortization	$4,252	$5,601	$13,910	$15,567

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Operating results for the ASA segment included a $4 million impairment charge for the DB101 and $3 million of loss on disposal of this asset in the first and second quarters of 2015, respectively.
(3)

Total capital expenditures include expenditures for which cash payments were made during the period. Capital expenditures for the three and nine months ended September 30, 2015 included $1.2 million and $10.2 million, respectively, of cash payments for accrued capital expenditures outstanding as of December 31, 2014. Capital expenditures for the three months ended September 30, 2014 exclude $9.5 million in accrued liabilities related to capital expenditures and for the nine months ended September 30, 2014 include $18.6 million of cash payments for accrued capital expenditures outstanding as of December 31, 2013.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	September 30, 2015	December 31, 2014
	(In thousands)
Segment assets:
AEA	$611,268	$976,179
MEA	1,005,852	990,671
ASA	1,004,896	601,394
Corporate and Other	762,193	848,635
	$3,384,209	$3,416,879

NOTE 14—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

On January 13, 2014, one of our subsidiaries, J. Ray McDermott de Mexico S.A. de C.V. ("JRMM"), filed separate arbitration proceedings against Atlantic Tiburon 1 Pte. Ltd. ("AT1") and Atlantic Tiburon 3 Pte. Ltd. ("AT3") in the International Court of Arbitration of the International Chamber of Commerce (the "ICC") for damages, including amounts due on unpaid invoices for rig repair work on the drilling rigs Atlantic Tiburon 1 and Atlantic Tiburon 3.   On February 26, 2014, AT1 filed a separate arbitration proceeding against JRMM with the ICC generally alleging, among other things, breach of contract, fraudulent inducement, negligence and denial of access to the rigs, and AT3 filed a counterclaim against JRMM with the ICC containing similar allegations to the separate arbitration proceeding filed by AT1.   In January 2015, the claims between JRMM and AT3 were resolved by agreement of the parties.    In February 2015, the two AT1 arbitrations were consolidated.  During the second quarter of 2015, we received AT1’s fact witness statements and expert reports providing further information relating to AT1’s damage claims.  AT1’s alleged damage claims were in excess of $170 million, including claims for damages for breach of contract, conversion, usury and duress, as well as consequential damages and/or loss of revenue, as well as additional amounts.  In addition, AT1 sought exemplary damages, attorneys' fees and costs.  On or about October 15, 2015, the parties entered into a binding term sheet providing for settlement of all remaining claims for a total amount of approximately $16.7 million, which amount represents a cash payment and the value of certain services to be rendered by JRMM.  Additionally, on November 2, 2015, Termination Orders were signed by the ICC dismissing the arbitration proceedings with prejudice.

On or about August 23, 2004, a declaratory judgment action entitled Certain Underwriters at Lloyd’s London, et al. v. J. Ray McDermott, Inc. et al., was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, J. Ray McDermott, Inc. (“JRMI”) and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the Court on January 3, 2005. On September 10, 2015, an Order was signed by the court granting plaintiffs’ motion to dismiss the lawsuit with prejudice.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

At September 30, 2015, we had total environmental reserves of $1.6 million, all of which was included in current liabilities and related to our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2015, it is possible that we may incur liabilities for liquidated damages aggregating approximately $31 million, of which approximately $6 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Contractual Obligations

As of September 30, 2015, we had outstanding obligations related to our new vessel construction contract on the Deepwater Lay Vessel 2000 of $202.5 million in the aggregate, with $22.3 million and $180.2 million due in the years ending December 31, 2015 and 2016, respectively. These obligations exclude capitalized interest.

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

Restructuring

In 2014 we completed a major review of our cost structure, and implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The MPI included headcount reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. We expect to incur an aggregate of approximately $40 to $50 million in restructuring costs in 2015, primarily as a result of the implementation of the MPI.  In addition, we expect to realize annual cash savings from the MPI of approximately $100 million in 2015, before restructuring charges.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2015, it is possible that we may incur liabilities for liquidated damages aggregating to approximately $31 million, of which approximately $6 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

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

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are currently provided by our Singapore office and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. In the third quarter of 2015, we decided to move the ASA headquarters from Singapore to Kuala Lumpur to take advantage of a more favorable cost structure and to create a greater in-country presence in Malaysia for some of our key customers. That move is expected to be substantially complete by early 2016. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate ventures, we have access to fabrication capacity in China and Malaysia.

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

Results of Operations

Selected Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
AEA	$96,371	$117,509	$344,385	$425,060
MEA	318,346	91,659	892,367	588,195
ASA	391,140	205,427	1,166,105	481,234
Total revenues	805,857	414,595	2,402,857	1,494,489

Cost of operations	720,961	370,271	2,121,942	1,394,062
Selling, general and administrative expenses	44,664	51,681	144,133	157,089
Loss (gain) on disposal of assets	(100)	(4,818)	1,443	(46,362)
Impairment loss (recovery)	-	-	6,808	(10,664)
Restructuring expenses	6,346	4,724	32,126	12,112
Total costs and expenses	771,871	421,858	2,306,452	1,506,237

Loss from Investments in Unconsolidated Affiliates	(4,526)	(3,448)	(18,748)	(5,647)

Operating income (loss):
AEA	(19,784)	(11,853)	(125)	(41,855)
MEA	38,981	(17,982)	74,952	(1,049)
ASA	13,886	21,022	12,273	30,232
Corporate	(3,623)	(1,898)	(9,443)	(4,723)
Total operating income (loss)	29,460	(10,711)	77,657	(17,395)

Other income (expense):
Interest expense, net	(13,015)	(11,847)	(38,179)	(50,531)
Gain on foreign currency, net	(1,373)	(2,397)	(898)	143
Other expense, net	1,556	473	1,100	(104)
Total other expense	(12,832)	(13,771)	(37,977)	(50,492)
Income (loss) before provision for income taxes and noncontrolling interests	16,628	(24,482)	39,680	(67,887)
Provision for income taxes	9,094	1,464	30,504	9,741
Less: net income attributable to noncontrolling interests	3,868	4,306	8,491	6,541
Net income (loss) attributable to McDermott International, Inc.	$3,666	$(30,252)	$685	$(84,169)

Three months ended September 30, 2015 vs. three months ended September 30, 2014

Revenues

Revenues increased by 94%, or $391 million, from $415 million in the third quarter of 2014 to $806 million in the third quarter of 2015. An increase in revenues in both our MEA and ASA segments was partially offset by a decrease in AEA segment revenues.

Revenues in our AEA segment declined 18%, or $21 million, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to reduced marine installation activities in the Gulf of Mexico and Brazil, partially offset by a net increase in fabrication activities in our Altamira facility.  The reduction in revenues from marine installation activities primarily resulted from the completion of the Jack & St. Malo EPCI project, Papa Terra EPCI project, DB 50 accommodation support project in 2014 and NO 105 charter project in Brazil during the second quarter of 2015. This decrease in marine activity was partially offset by the ongoing NO 102 vessel installation activities on the Julia subsea tie-back (“SSTB”) project and two DB 50 vessel marine campaign projects.  The net increase in revenues was driven by higher fabrication activity at Altamira and a $13 million reversal of liquidated damage reserves from a contract completion date extension on the PB Litoral EPCI project in Mexico, partially offset by the completion of the Mafumeira Sul fabrication project in the first quarter of 2015.

Revenues in our MEA segment increased by 247%, or $226 million, from $92 million in the third quarter of 2014 to $318 million in the third quarter of 2015, largely due to significantly higher activity on multiple EPCI projects in Saudi Arabia, the U.A.E., the Neutral Zone and Qatar, as well as favorable change order negotiations on our Saudi Arabian projects. The EPCI projects with higher activity included: (1) the installation of an observation platform and jackets; (2) marine hookup activity; and (3) the replacement of power systems, all in Saudi Arabia, the 4GI Towers project in the U.A.E, commissioning assistance provided for flexible entanglement work in the Neutral Zone, and a living quarters project in Qatar. Those projects had significant pipelay, fabrication and marine activities in the third quarter of 2015. The increase in revenues from those projects was partially offset by projects that were either completed or were substantially complete in 2014 in the Caspian and Saudi Arabia.

Revenues in our ASA segment increased by 90%, or $186 million, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to an increase in revenues associated with marine installation activity on an ongoing EPCI project, Ichthys, in Australia, and the start in 2015 of (1) a marine oil pipeline project in Brunei; and (2) the Jangkrik project for subsea isolation valve and manifolds fabrication in Indonesia. The third quarter of 2014 included revenues from the Champion Waterflood project in Brunei, the Banyu Urip and Kepodang gas development projects in Indonesia and the DB 101 charter campaign in Malaysia. These projects had little or no activity in 2015.

Cost of Operations

Cost of operations increased by 95%, or $351 million, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to the increased level of activity in our MEA and ASA segments, partially offset by the lower level of activity in our AEA segment.

Cost of operations in our AEA segment decreased by 10%, or $11 million, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to reduced marine installation activities in the Gulf of Mexico and Brazil, partially offset by increased fabrication activities in our Altamira facility. The reduced cost from marine installation activities was due mainly to the completion of the Jack & St. Malo EPCI project, Papa Terra EPCI project, DB 50 accommodation support project in 2014 and completion of the NO 105 charter project in Brazil during the second quarter of 2015. This cost reduction in marine installation activity was partially offset by the ongoing NO 102 vessel installation campaign on our Julia SSTB project and charges associated with a legal settlement as discussed in Note 14 to the accompanying Consolidated Financial Statements.

Cost of operations in our MEA segment increased by 175%, or $167 million, in the third quarter of 2015 compared to the third quarter of 2014. This increase was primarily due to significant activities on multiple EPCI projects in Saudi Arabia and the U.A.E. Those projects had significant pipelay, fabrication and marine activities in the third quarter of 2015. The third quarter of 2014 included costs of operations related to marine and fabrication activities on EPCI projects in Saudi Arabia and the Caspian, all of which were substantially complete either in 2014 or in the first quarter of 2015.

Cost of operations in our ASA segment increased by 121%, or $195 million, in the third quarter of 2015 compared to the third quarter of 2014. The increase in cost of operations was primarily driven by the commencement of marine installation activity on the Ichthys project and a new marine oil pipeline project in Brunei. The 2014 cost of operations included the Champion Waterflood in Brunei and the Banyu Urip and Kepodang gas development projects in Indonesia, all of which were either completed or substantially complete in 2014.

Operating Income

Operating Margins

Operating income is frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized as these items generally contribute higher operating margins. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Segment Analysis

Operating income increased by 375%, or $40 million, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to improved productivity in our MEA segment.

Operating losses in our AEA segment were $20 million and $12 million for the three months ended September 30, 2015 and 2014, respectively. The third quarter of 2015 included: (1) $20 million benefit related to the PB Litoral EPCI project, primarily due to the

$13 million reversal of liquidated damage reserves from a contract completion date extension and $7 million of costs saving; and (2) charges associated with a legal settlement as discussed in Note 14 to the accompanying Consolidated Financial Statements. The third quarter of 2014 included positive operating result from our Jack & St. Malo EPCI project, which was completed in the fourth quarter of 2014.

Operating income in our MEA segment was $39 million for the three months ended September 30, 2015 as compared to an $18 million loss for the three months ended September 30, 2014, an improvement of $57 million for the current-year period. The third quarter of 2015 operating income improvement was primarily due to: 1) $21 million of recovery associated with vessel downtime change order agreement; 2) $13 million from the installation of observation platforms and jackets marine campaign; and 3) $10 million from higher marine hookup activity and favorable change order settlements on several Saudi Arabian projects. The three months ended September 30, 2014 operating income also included an $18 million benefit associated with a pipelay project in the Caspian, primarily due to a reduced estimated cost to complete from the project close-out process, which was partly offset by $12 million of incremental mobilization and revised execution costs as a result of delayed access to the KJO Ratawi flexible entanglements project site.

Operating income in our ASA segment was $14 million and $21 million for the three months ended September 30, 2015 and 2014, respectively, a $7 million deterioration for the current-year period. Successful marine activities, favorable productivity on our marine vessels, and recognition of approved change orders for the Ichthys project contributed $19 million of operating income in the third quarter of 2015. The third quarter of 2014 operating income included a $27 million benefit from (1) the Champion Waterflood project in Brunei; (2) the Banyu Urip project in Indonesia; and (3) the DB 101 charter campaign in Malaysia. Those projects were completed in 2014. The third quarter of 2014 also included a $9 million benefit for insurance claim recoveries and final project close-out adjustments on two projects completed in 2013.

Other Items in Operating Income

Selling, general and administrative expenses were approximately $45 million and $52 million for the three months ended September 30, 2015 and 2014, respectively, decreasing primarily due to the results of the MPI.

Loss from investments in unconsolidated affiliates increased from $3.4 million in the third quarter of 2014 to $4.5 million in the third quarter of 2015, primarily due to losses recognized from a recently formed venture.

Gain on disposal of assets for the three months ended September 30, 2014 included a gain from the sale of the DB 16 vessel of approximately $5 million.

Earnings for the third quarter of 2015 and 2014 were impacted by restructuring expense of $6.3 million and $4.7 million, respectively. See Note 6, Restructuring, to the accompanying Consolidated Financial Statements.

Other Items

The third quarter of 2015 and 2014 foreign currency losses were $1.3 million and $2.4 million respectively. In the third quarter of 2015, we experienced losses of $1.3 million related to hedging activities. In the third quarter of 2014, we had foreign currency losses of $2 million and $0.4 million in losses related to hedging activities.

Provision for Income Taxes

In the aggregate, the provision for income taxes was $9.1 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase in the provision for income taxes was primarily driven by increased profits in certain jurisdictions in which we operate, partially offset by a net $3.9 million reduction in tax positions taken in prior periods as a result of the final settlement of certain tax matters.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.9 million and $4.3 million for the third quarter of 2015 and 2014, respectively. The decrease was primarily due to reduced activity at our North Ocean venture.

Nine Months ended September 30, 2015 Compared to Nine Months ended September 30, 2014

Revenue

Revenues increased by 61%, or $908 million, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases in our ASA and MEA segments, partly offset by a decrease in our AEA segment.

Revenues in our AEA segment decreased by approximately 19%, or $81 million. The decrease was primarily due to lower marine activity in the Gulf of Mexico and Brazil, partially offset by higher fabrication activities in the Altamira yard. Revenue for the first nine months of 2014 included projects that were either complete or substantially complete in 2014.  Those included the Papa Terra, Jack & St. Malo, Tubular Bells Gulfstar, Mafumeria Sul and Ayatsil-B projects.  During the nine months ended September 30, 2015, the decrease in revenues from those projects was partially offset by revenues associated with (1) increased fabrication activities and a $13 million reversal of liquidated damage reserves from the contract completion extension date on the PB Litoral project; (2) higher charter activities in Brazil undertaken by our NO 102 and NO 105 vessels; (3) higher charter activities relating to Julia SSTB project and (4) the DB 50 vessel’s marine campaign on various projects awarded in 2015 in the Gulf of Mexico.

MEA segment revenues increased by approximately 52%, or $304 million, primarily due to (1) significant fabrication, marine pipelay, marine cable laying and hookup activities; (2) installation of jackets and an observation platform; (3) replacement of power systems; and (4) multiple change order awards, all in Saudi Arabia. Higher fabrication and marine activities on the 4 GI towers project in the U.A.E. and on the KJO Ratawi project in the Neutral Zone also contributed to our current-year revenue increase. The increase was partially offset by decreased activities on a pipelay project in the Caspian, which was completed in 2014, and significantly lower marine, fabrication and installation activities on several EPCI projects in Saudi Arabia, each of which had higher activity during the nine months ended September 30, 2014 compared to nine months ended September 30, 2015.

Revenues in our ASA segment increased by approximately 142%, or $685 million, primarily due to 1) significant marine activity on the Ichthys project; 2) the start of a marine oil pipeline project in Brunei in the first quarter of 2015; and 3) a mercury removal unit fabrication project completed in the third quarter of 2015 and (4) the start of the Jangkrik project for subsea isolation valve and manifolds fabrication in Indonesia. In nine months ended September 30, 2014, revenue was provided by the followings projects: 1) the DB 101 marine campaign project; 2) the Siakap subsea development project in Malaysia; 3) the Champion Waterflood project in Brunei; and 4) the Kepodang gas development project in Indonesia. Those projects were either completed or substantially complete in 2014.

Cost of Operations

Cost of operations was $2,122 million and $1,394 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of approximately 52%, or $728 million, primarily due to increased activity in our ASA and MEA segments, partially offset by reduced activity in the AEA segment.

Cost of operations in our AEA segment decreased by $164 million due to the completion or substantial completion of the Papa Terra, Tubular Bells Gulfstar, Jack & St. Malo, Mafumeria Sul and Ayatsil-B projects in 2014.  In addition, the first nine months of 2014 included an unfavorable change in estimate of $66 million on the PB Litoral project, with no corresponding impact in the same 2015 period. The cost of operation in the first nine months of 2015 included costs associated with (1) marine charter activities undertaken by the NO 102 and NO 105 vessels in Brazil; (2) the DB 50 marine campaign on various newly awarded projects in the Gulf of Mexico; (3) the ongoing NO 102 vessel installation campaign on the Julia SSTB project; and (4) reduced costs on the PB Litoral project due to lower change in estimate impacts during the current-year period. The 2015 costs of operations also includes charges associated with a legal settlement discussed in Note 14 to the accompanying Consolidated Financial Statements.

Cost of operations in our MEA segment increased by $215 million, primarily due to 1) significant fabrication, marine pipelay, marine cable laying and hookup activities; 2) installation of jackets and an observation platform; and 3) replacement of power systems, all in Saudi Arabia. The KJO Ratawi project in the Neutral Zone and the 4GI towers project in the U.A.E. also contributed to an increase in cost of operations. Those increases were partially offset by the substantial completion of two EPCI projects in Saudi Arabia and a pipelay project in the Caspian, each of which had a higher level of activity during the nine months ended September 30, 2014 compared to the corresponding period in 2015.

Cost of operations in our ASA segment increased by $677 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in cost of operations was primarily driven by the commencement of marine installation activity on our Ichthys project, a new marine oil pipeline project in Brunei and commencement of the SSIV and manifolds Jangkrik project in Indonesia in 2015. Those cost increases were partially offset by 1) decreased activity on the Siakap project and the DB 101 vessel charter in Malaysia; 2) the Champion Waterflood in Brunei; and 3) the Banyu Urip and Kepodang gas development  projects in Indonesia, all of which were either completed or substantially complete in 2014.

Operating Income

Segment Analysis

Operating results improved by $95 million from a $17 million operating loss during the first nine months of 2014 to $78 million of operating income in the corresponding period of 2015, primarily due to improvements in our AEA and MEA segments.

The AEA segment had operating loss of $0.1 million and $42 million for the first nine months of 2015 and 2014, respectively. The nine months ended September 30, 2014 were negatively impacted by changes in estimates of $66 million on the PB Litoral project, primarily due to increased costs arising from project delays, increases in projected fabrication, procurement and marine installation costs, reduced productivity and recognition of liquidated damages.  These negative factors were partially offset by an increase of approximately $38 million on an EPCI project in Brazil, mainly due to project close-out improvements from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. In addition, the 2014 period included $35 million in gains from asset sales, which were not repeated in the 2015 period. Our AEA segment’s 2015 operating income resulted from increased fabrication and marine activities, as well as $13 million reversal of liquidated damage reserves due to a contract completion date extension on the PB Litoral project.  Marine charter activities in Brazil undertaken by the Agile and the NO 105 provided $13 million of operating income. Our AEA segment also realized $12 million of benefit resulting from close-out improvements and compensation for weather related delays for the Papa Terra project completed in 2014. The 2015 period operating results included a charge associated with the legal settlement discussed in Note 14 to the accompanying Consolidated Financial Statements.

The MEA segment had operating income of $75 million and an operating loss of $1 million for the first nine months of 2015 and 2014, respectively. The improvement of $76 million was primarily due to: (1) increased marine and hookup activities from improved marine vessel productivity and efficient demobilization on a cable-lay project; (2) improved productivity and lower demobilization costs on jacket and deck installation projects; (3) favorable vessel downtime settlements with a customer; and (4) increased activity and cost savings on the KJO Hout project. The nine months of 2014 operating income included a $63 million benefit from a pipelay project in the Caspian which had minimal activity in 2015. In addition, the first nine months of 2014 included deteriorations of approximately $15 million primarily due to revision in execution plan as a result of delayed access to the project site and $19 million due to weather and standby delays related vessel downtime, on our Saudi Arabia projects, which was not in repeated 2015.

The ASA segment had $12 million and $30 million operating income for the nine months of 2015 and 2014 respectively. Higher engineering, fabrication and marine activities, and favorable productivity on our marine vessels and offshore support activities on both these projects, and change orders provided a $57 million benefit for the Ichthys project.  Commencement of a marine pipeline project in 2015 in Brunei contributed $11 million to our operating income during the nine months period of 2015. During the nine months ended September 30, 2014, $58 million of operating income was provided by two EPCI projects, both completed in 2014, primarily due to marine vessels productivity improvements and project close-out-savings.

Other Items in Operating Income

Selling, general and administrative expenses decreased by $13 million in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to cost savings realized from the MPI.

Gain on disposal of assets for the nine months ended September 30, 2014 primarily related to gains on the sale of the DB 16 and the KP1 of approximately $11.1 million and gains from the sale of our Harbor Island facility near Corpus Christi, Texas of approximately $25.0 million and from the disposal of various assets from our former Morgan City facility of approximately $10.1 million.

Losses from investments in unconsolidated affiliates increased by $13.1 million from a loss of $5.6 million in the nine months ended September 30, 2014 to a loss of $18.7 million in the nine months ended September 30, 2015, primarily due to increased operating losses on three of our ventures.

In June 2015, we abandoned a marine pipelay welding system and recognized an impairment loss of $7 million.

Operating income included $32 million and $12 million of restructuring expenses for the nine months ended September 30, 2015 and 2014, respectively, an increase of $20 million. See Note 6, Restructuring, to the accompanying Consolidated Financial Statements. As a part of the restructuring, in the first quarter of 2015, one of our vessels, the DB101, which was held and used in the ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million.

Other Items

Interest expense in the first nine months of 2015 was lower compared to the corresponding period in 2014, primarily due to a one-time $28 million interest charge for unamortized issuance fees in the second quarter of 2014 related to the termination of bridge financing arrangements with an affiliate of Goldman Sachs.

Provision for Income Taxes

In the aggregate, the provision for income taxes was $31 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively.  The 2015 period increase in the provision for income taxes was primarily driven by increased profits in certain jurisdictions in which we operate, partially offset by a net $4.2 million reduction in tax positions taken in prior periods as a result of the final settlement of certain tax matters.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.5 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to increased income from our Malaysian and Indonesian ventures, partially offset by decreased activity in our North Ocean venture.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and those that are in progress. These amounts are presented in U.S. dollars. Currency risk associated with backlog contracts that is not mitigated within the contract is generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against our customers. We do not include expected revenues of contracts related to unconsolidated ventures in our backlog, except to the extent of any contract awards we may receive from those ventures.

We include in backlog unapproved change orders for which we expect to receive confirmations in the ordinary course of business, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. At September 30, 2015, the total unapproved change orders included in our estimates at completion aggregated approximately $146.1 million, of which approximately $22.5 million were included in backlog. At December 31, 2014 the total unapproved change orders included in our estimates at completion aggregated approximately $277 million, of which approximately $75 million were included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. See Note 2 to our unaudited Consolidated Financial Statements included in this report for a discussion of claims revenue included in our estimates at completion as of September 30, 2015.

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

Of the September 30, 2015 backlog, approximately $317 million primarily related to three active projects that were in loss positions, as a result of which future revenues are expected to equal costs when recognized. Included in this amount was $86 million of backlog associated with an EPCI project, PB Litoral, in Mexico, which is expected to be completed in the first quarter of 2016, and $61 million of backlog pertaining to the five-year Agile vessel charter in Brazil, which is expected to be completed in the first quarter of 2017, both of which are managed by our AEA segment. The September 30, 2015 backlog amount also included $168 million relating to an EPCI project, KJO Hout, in our MEA segment, which is also in a loss position and is expected to be completed in the second quarter of 2017. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2014	$3,600,999
Bookings from new awards	2,771,519
Additions and reductions on existing contracts	450,918
Less: Amounts recognized in revenues	2,402,857
Backlog at September 30, 2015	$4,420,579

Our backlog by segment was as follows:

	September 30, 2015		December 31, 2014
	(dollars in approximate millions)
AEA	$352	8%	$426	12%
MEA	2,862	65%	1,162	32%
ASA	1,207	27%	2,013	56%
Total Backlog	$4,421	100%	$3,601	100%

Of the September 30, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter
	(in approximate millions)
Total backlog	$665	$2,378	$1,378
(1)	Backlog revenue expected to be recognized on loss projects is approximately $93 million, $194 million and $30 million for 2015, 2016 and thereafter, respectively.

Liquidity and Capital Resources

Our primary ongoing sources of liquidity are cash flows generated from operations and cash and cash equivalents on hand. Management believes that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

In October 2015, we entered into an Amendment No. 1 and Commitment Increase Supplement (the “Commitment Increase Supplement”), which amended our principal credit agreement (the “Credit Agreement”), which relates to our first-lien/first-out, three-year letter of credit facility (the “LC Facility”) and our $300 million, first-lien/second-out, five-year term loan (the “Term Loan”). The Commitment Increase Supplement increased the existing letter of credit capacity under the LC Facility from $400 million to $520 million, by adding to the Credit Agreement a new letter of credit lender and by allowing existing letter of credit lenders to increase their respective letter of credit commitments.  Costs associated with the Commitment Increase Supplement were not material.

The Credit Agreement requires us to generate consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”) of at least specified minimum amounts over the term of the LC Facility. Covenant EBITDA is a non-GAAP measure, with a specific definition under the terms of the LC Facility.  The definition includes a provision for increasing the Covenant EBITDA calculation results by an amount up to $40 million on a trailing twelve month (TTM) basis, less the aggregate amount of all adjustments for prior periods. As of September 30, 2015 we had not increased the Covenant EBITDA and as of December 31, 2014, we had increased the Covenant EBITDA by approximately $12 million, on the TTM basis. As of September 30, 2015, the remaining provision available for further utilization was $28 million.

A comparison of the Covenant EBITDA and current compliance is as follows:

	Twelve months ended	Twelve months ended	Twelve months ended	Twelve months ended	Nine months ended
	September 30, 2015 (1)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(In millions)
Calculated EBITDA (TTM)	$322.6	$272.8	$198.8	$130.9	$58.0
Provision utilized (TTM)	-	5.5	5.5	12.0	12.0
Actual Covenant EBITDA attributable to McDermott International, Inc. (TTM)	$322.6	$278.3	$204.3	$142.9	$70.0

Required Covenant EBITDA (TTM)	$227.0	$170.0	$169.0	$127.0	$70.0

(1)TTM starts from October 2014

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

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$3.7	$11.5	$(14.5)	$8.2	$(30.3)
Adjustments:
Interest Expense (including interest capitalized)	18.6	18.4	18.7	18.9	18.7
Tax expense	9.1	16.5	4.9	10.3	1.5
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	27.8	27.7	31.1	26.1	25.4
Other items:
Equity loss	4.5	7.5	6.7	2.2	3.4
(Gain) loss on assets disposal	(0.1)	1.9	(0.4)	0.1	(4.8)
Impairment loss	-	6.8	-	-	-
Restructuring - asset impairment and disposal	-	3.3	4.2	-	-
Restructuring - other expense	6.3	12.1	6.2	6.0	4.7
Others	4.4	8.3	4.5	1.1	5.9
Total adjustments	$70.6	$102.5	$75.9	$64.7	$54.8

Calculated EBITDA attributable to McDermott International, Inc.	$74.3	$114.0	$61.4	$72.9	$24.5

Calculated EBITDA attributable to McDermott International, Inc.- Cumulative/TTM(1)	$322.6	$272.8	$198.8	$130.9	$58.0

(1)TTM starts from October 2014

Cash and Cash Equivalents

In the aggregate, our cash and cash equivalents and restricted cash decreased by $86 million to $767 million as of September 30, 2015 from $853 million as of December 31, 2014.

As of September 30, 2015, we had current restricted cash and cash equivalents totaling $136 million, compared to $188 million as of December 31, 2014. The decrease is primarily associated with the $65 million reduction in cash collateral under the LC Facility.

Cash Flow Activities

Operating activities. Our net cash used in operating activities was $5 million in the nine months ended September 30, 2015, as compared to the $112 million used in the nine months ended September 30, 2014, primarily due to improvements to our net income.

In the first half of  2015, we reached agreements with a representative we previously utilized in our Middle East operations and certain of its affiliates and associates regarding:  (1) the value and timing of payment of ongoing future amounts that were to be paid under a representation agreement that we elected to allow to expire, with respect to: (a) commissions on customer contracts that we had entered into prior to such expiration; and (b) future commissions payable on customer contracts we expected to enter into during a specified post-expiration period under the representation agreement (pursuant to provisions that provided for commissions to be payable on customer contracts entered into during such post-expiration period); and (2) our repurchase of shares of capital stock in one of our subsidiaries previously held by them.  Under these agreements, we agreed to make a series of payments in respect of the commissions that were expected to become due and payable under the prior arrangement.  We paid approximately $21 million, $26 million and $3 million in the first, second and third quarters of 2015, respectively.  In connection with those payments, we have recorded amounts in both “contracts in progress” and “other assets,” which we intend to reduce over time as expenses are recognized on the associated customer contracts in accordance with percentage-of-completion accounting.

Investing activities. Net cash used in investing activities was $7 million and $356 million for the nine-month periods ended September 30, 2015 and 2014, respectively, used primarily for (1) capital expenditures in both the 2015 and 2014 nine-month periods and (2) an increase in restricted cash in support of cash collateralized LC facilities in the 2014 nine-month period. The decrease in restricted cash during the nine months ended September 30, 2015 was primarily associated with a $65 million reduction in cash collateral under the LC Facility.

Financing activities. Our net cash used in financing activities was $19 million in the nine months ended September 30, 2015 primarily due to Amortizing Notes payments, as compared to net cash provided by financing activities of $995 million in the nine months ended September 30, 2014. The change was primarily attributable to the financing completed in April 2014.

Capital Expenditures

Our management regularly evaluates our marine vessel fleet and fabrication facilities to ensure our capability is adequately aligned with our overall growth strategy. These assessments may result in capital expenditures to upgrade, acquire or operate vessels and cost associated with fabrication facilities upgrades that would enhance or grow our technical capabilities, or may involve engaging in discussions to dispose of certain marine vessels or fabrication facilities.

Capital expenditures were $66 million and $217 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures for the nine months ended September 30, 2015 compared to 2014 were lower primarily due to change in Deepwater Lay Vessel 2000 (the “DLV 2000”) milestone payments as a result of vessel completion delays. In 2014 the capital expenditures were primarily attributable to the construction of the DLV 2000 and the Construction Support Vessel 108, which was put into service in February 2015, as well as costs associated with upgrading the capabilities of other marine vessels. As of September 30, 2015, we have an outstanding obligation totaling $202.5 million related to the DLV 2000 construction, with $22.3 million and $180.2 million estimated due in the fourth quarter of 2015 and in the first quarter of 2016, respectively. These obligations exclude capitalized interest.

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

At September 30, 2015, our derivative financial instruments consisted primarily of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled approximately $673.1 million at September 30, 2015, with maturities extending through 2017. Of this amount, approximately $447 million is associated with various foreign currency expenditures we expect to incur on the ASA segment EPCI project.

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

We have exposure to changes in interest rates under the Term Loan. As of September 30, 2015, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

At September 30, 2015	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								September 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
Investments	$-	$-	$-	$-	$-	$729	$729	$729
Average Interest Rate
Long-term Debt — fixed rate	8,272	25,027	17,311	8,616	9,403	508,166	576,795	507,594
Average Interest Rate	7.61%	7.64%	7.72%	7.79%	7.87%	7.97%
Long-term Debt — floating rate	750	3,000	3,000	3,000	286,500	-	296,250	297,731
Average Interest Rate	5.25%	5.26%	5.68%	6.10%	6.33%

At December 31, 2014:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Investments	$1,699	$-	$-	$-	$-	$2,216	$3,915	$3,915
Average Interest Rate	0.21%
Long-term Debt — fixed rate	24,026	25,274	17,558	8,616	9,403	508,170	593,047	448,993
Average Interest Rate	7.58%	7.64%	7.72%	7.79%	7.87%	7.97%
Long-term Debt — floating rate	3,000	3,000	3,000	3,000	286,500	-	298,500	288,987
Average Interest Rate	5.25%	5.86%	6.53%	6.72%	6.86%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at September 30, 2015 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Foreign Currency	Year Ending December 31, 2015	Fair Value at September 30, 2015	Average Contractual Exchange Rate
Australian Dollar	215,046	(14,382)	0.7622
Danish Krone	53,096	(2,141)	6.3883
Euros	37,100	(154)	1.1242
Pound Sterling	5,692	(133)	1.5617
Indian Rupee	1,871	(61)	64.1428
Norwegian Kroner	59,005	(1,065)	8.3607
Singapore Dollar	2,265	(44)	1.3884
Swiss Frank	4,547	(64)	0.9596

Foreign Currency	Year Ending December 31, 2016	Fair Value at September 30, 2015	Average Contractual Exchange Rate
Australian Dollar	77,104	(19,452)	0.9349
Swiss Frank	8,806	(394)	0.9202
Danish Krone	6,654	(1,036)	5.6143
Euros	44,578	(766)	1.1431
Pound Sterling	2,650	(27)	1.5621
Norwegian Kroner	23,222	(3,068)	7.2319
Singapore Dollar	111,823	98	1.4319

Foreign Currency	Year Ending December 31, 2017	Fair Value at September 30, 2015	Average Contractual Exchange Rate
Australian Dollar	19,632	(4,541)	0.9062

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2015, all of which involved repurchases of shares of MII common stock in connection with the exercise of stock options or vesting of restricted stock units pursuant to the provisions of our long-term incentive plans that permit a participant to tender shares otherwise issuable as payment of the exercise price in connection with the exercise of stock options and in connection with the vesting of restricted stock units to satisfy statutory tax withholding obligations associated with the exercise of stock options and vesting of restricted stock units:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2015	1,532	$5.00	not applicable	not applicable
August 1 - August 31, 2015	29,883	3.71	not applicable	not applicable
September 1 - September 30, 2015*	3,815	8.61	not applicable	not applicable
	35,230	$4.30

*Repurchase of shares of MII common stock in September 2015 was in connection with restricted stock units that vested on the death of an employee in February 2014. Due to estate-related reasons, the settlement of the restricted stock was not completed until September 2015. However, pursuant to the award agreement, the price used for withholding purposes was the fair market value at the date of vesting.

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

4.1*

Amendment No. 1 and Commitment Increase Supplement, dated as of October 13, 2015, entered into by and among McDermott International, Inc., Crédit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.2*

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.3*

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.4*

Second Supplemental Indenture and Guarantee, dated as of October 13, 2015, among Eldridge Pte. Ltd., McDermott International, Inc. as the issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

10.1*

Settlement Agreement dated as of July 28, 2015 by and between Scott Cummins and McDermott Marine Construction Limited (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 30, 2015 (File No. 1-08430)).

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

November 9, 2015	McDERMOTT INTERNATIONAL, INC.

	By:	/s/ Kelly C. Janzen
Kelly C. Janzen Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.1*

Amendment No. 1 and Commitment Increase Supplement, dated as of October 13, 2015, entered into by and among McDermott International, Inc., Crédit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.2*

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.3*

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.4*

Second Supplemental Indenture and Guarantee, dated as of October 13, 2015, among Eldridge Pte. Ltd., McDermott International, Inc. as the issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

10.1*

Settlement Agreement dated as of July 28, 2015 by and between Scott Cummins and McDermott Marine Construction Limited (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on July 30, 2015 (File No. 1-08430)).

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