Form 10-K
period 2015-12-31
MCDERMOTT INTERNATIONAL INC
filed 2016-02-22
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2015) was approximately $1.3 billion.

The number of shares of the registrant’s common stock outstanding at February 18, 2016 was 239,023,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“MDR”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, the Middle East, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this annual report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MDR and its consolidated subsidiaries.

MDR’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Segments

We report financial results under three reporting segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. For financial information about our segments, see Note 19, Segment Reporting, to our Consolidated Financial Statements.

AEA

Through our AEA segment, which includes the Americas, Europe and Africa, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad, the North Sea, West Africa and East Africa. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E., London, the United Kingdom and Houston, Texas. The primary fabrication facility for this segment is located in Altamira, Mexico.

MEA

Through our MEA segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, the U.A.E., Qatar, Kuwait, India, Azerbaijan and Russia. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, U.A.E., Chennai, India and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston, Texas office. The primary fabrication facility for this segment is located in Dubai, U.A.E.

ASA

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are currently provided by our Singapore office and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. In the third quarter of 2015, we announced our decision to move the ASA headquarters from Singapore to Kuala Lumpur to take advantage of a more favorable cost structure and to create a greater in-country presence in Malaysia for some of our key customers. That move is expected to be substantially complete by early 2016. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate ventures, we have access to fabrication capacity in China and Malaysia.

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

Fixed-price contracts are for a fixed amount to cover costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. See “Risk Factors” in Item 1A of this annual report. We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  See Note 17, Commitments and Contingencies, to our Consolidated Financial Statements.

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

We include in backlog unapproved change orders for which we expect to receive confirmations in the ordinary course of business, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our positive historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. As of December 31, 2015, total unapproved change orders included in our estimates at completion aggregated $122 million, of which approximately $21 million was included in backlog. As of December 31, 2014, total unapproved change orders included in our estimates at completion aggregated $277 million, of which approximately $75 million was included in backlog. If an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Claims revenue in backlog at December 31, 2015 and 2014 was not material.

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

The following table summarizes changes to our backlog:

Backlog at December 31, 2014	$3,600,999
Bookings from new awards	3,097,200
Additions, net on existing contracts	603,523
Less: Amounts recognized in revenues	3,070,275
Backlog at December 31, 2015(1)	$4,231,447
(1)	At December 31, 2015, approximately 50% and 21% of this backlog revenue is attributable to Saudi Aramco and Inpex Operations Australia Pty Ltd, respectively.

Our backlog Segment was as follows:

	December 31, 2015
	(in approximate millions)
AEA	$310	7%
MEA	2,656	63%
ASA	1,265	30%
Total Backlog	$4,231	100%

Of the December 31, 2015 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter
	(in approximate millions)
Total backlog(2)	$2,361	$1,371	$499
(2)	Backlog revenue expected to be recognized on loss projects is approximately $71 million and $4 million for 2016 and 2017, respectively.

As of December 31, 2015, two significant active projects in our AEA segment were in loss positions, as a result of which future revenues are expected to equal costs when recognized. PB Litoral, an EPCI project, in Mexico, is expected to be completed in the first quarter of 2016, and the five-year Agile vessel charter project in Brazil is expected to be completed in the first quarter of 2017.  Total backlog related to all projects in loss positions was approximately $75 million as of December 31, 2015.  It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

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

AEA

Our AEA segment’s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Heerema Group; EMAS AMC; KBR, Inc.; Kiewit Corporation; Saipem S.P.A.; Subsea 7 S.A.; Ceona Services Ltd; Seaway Heavy Lifting Shipping Ltd and Technip S.A.

MEA

Our MEA segment’s key competitors include: Hyundai Heavy Industrial Co. Ltd.; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.P.A.; Technip S.A.; Valentine Maritime (Gulf) L.L.C. and Petrofac International Ltd.

ASA

Our ASA segment’s key competitors include: Allseas Marine Contractors S.A.; China Offshore Oil Engineering Co. Ltd. (COOEC); Daewoo Shipbuilding and Marine Engineering Co. Ltd.; EMAS Aker Marine Contractors; Heerema Group; Hyundai Heavy Industrial Co. Ltd.; Malaysia Marine and Heavy Engineering Holdings Berhad; Nippon Steel Corporation; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; Sapura Kencana Petroleum & TL Offshore; Sembcorp Marine Offshore Engineering; Subsea 7 S.A. / SapuraAcergy; Swiber Holdings Ltd. and Technip S.A.

Unconsolidated Affiliates

We participate in the ownership of certain entities with third parties, which we sometimes refer to as “joint ventures”. Some of these joint venture entities are not consolidated and are generally accounted for under the equity method of accounting; we refer to those entities as “Unconsolidated affiliates”.  The Unconsolidated affiliates that we consider significant are described below.

AEA

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

io Oil and Gas.  We co-own several joint venture entities with GE Oil & Gas.  These joint venture entities focus on the front-end engineering and design (FEED) phases of projects in offshore markets. They bring comprehensive field development expertise and provide technically advanced solutions in new full field development concept selection and evaluation.

ASA

Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. We co-own this entity with Wuhan Wuchuan Investment Holding Co., Ltd., a leading shipbuilder in China. This joint venture provides procurement and construction services to the oil and gas industry, including floating, production, storage, off-loading (“FPSO”) vessel construction and integration.

THHE Fabricators Sdn. Bhd. We co-own this entity with TH Heavy Engineering Berhad.  This joint venture specifically focuses on meeting the increasing needs of energy clients in Malaysia for EPCI services.

Significant Customers

Significant customers in 2015, 2014 and 2013 were as follows:

2015:
Inpex Operations Australia Pty Ltd.	36%
Saudi Aramco	28%
Brunei Shell Petroleum Co. Sdn. Bhd. (BSP)	*
Petróleos Mexicanos (PEMEX)	*
Abu Dhabi Marine Operating Company	*

2014:
Saudi Aramco	27%
Inpex Operations Australia Pty Ltd.	25%
Petrobras	*
Chevron Corporation	*
Azerbaijan International Oil Company	*

2013:
Saudi Aramco	25%
Azerbaijan International Oil Company	13%
Murphy Oil Company	*
Exxon Mobil Corporation	*
Inpex Operations Australia Pty Ltd.	*

* Less than 10% of consolidated revenue

Customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in other years.

Financial Information about Geographic Areas

See Note 19, Segment Reporting, to our Consolidated Financial Statements for financial information about our revenues and assets.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components for assembly. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials.

Employees

We employed approximately 10,600 and 13,400 persons worldwide at December 31, 2015 and 2014, respectively. Approximately 3,100 and 5,500 of our employees were members of labor unions at December 31, 2015 and 2014, respectively. Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

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

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automotive liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to historic losses, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover losses in our captive insurance programs. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable. Claims as a result of our operations, if greater in frequency or severity than actuarially predicted, could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several subsidiaries of our former subsidiary The Babcock & Wilcox Company (“B&W”), most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust. Those insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. With the contribution of those insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under those coverages had the insurance rights not been contributed to the asbestos personal injury trust.

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

As of December 31, 2015 and 2014 we had total environmental accruals of $2 million and $4 million, respectively, all of which was included in current liabilities. These accruals are related to our Morgan City facility, which we established in connection with our plan to discontinue the utilization of that facility. Inherent in our estimates of environmental accruals are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our Consolidated Financial Statements.

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

In addition, various statements in this annual report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, Business and Item 3, Legal Proceedings in Part I of this report and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements in Item 8 of Part II of this report and elsewhere in this report.

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

•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding trends towards offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	our ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and
•	the results and estimated cost of personnel reductions affecting direct operating expense and selling, general and administrative (“SG&A”) functions.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	the volatility of oil and gas prices;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;

•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses and making joint ventures operational;
•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Available Information

Our website address is www.mcdermott.com. We make available through the Investors section of this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Guidelines; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Officers, Board Members and Contact Information; Amended and Restated Articles of Incorporation; Amended and Restated By-laws; and charters for the Audit, Compensation and Governance Committees of our Board.

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

The demand for our EPCI services has traditionally been cyclical, depending primarily on the capital expenditures of oil and gas companies for construction of development projects. These capital expenditures are influenced by such factors as:

•	prevailing oil and gas prices;
•	expectations about future prices;
•	the cost of exploring for, producing and delivering oil and gas;
•	the sale and expiration dates of available offshore leases;
•	the discovery rate of new oil and gas reserves, including in offshore areas;
•	the rate of decline of existing oil and gas reserves;
•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
•	the development and exploitation of alternative fuels or energy sources;
•	domestic and international political, military, regulatory and economic conditions;
•	technological advances including technology related to the exploitation of shale oil; and
•	the ability of oil and gas companies to generate funds for capital expenditures.

Prices for oil and gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. Material declines in oil and natural gas prices have affected, and will likely continue to affect the demand for and pricing of our EPCI services. Since the start of the substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditure budgets for 2015 and have announced that they are making significant reductions in their capital expenditure budgets for 2016. In particular, some of our customers have reduced their current levels of spending on exploration, development and production programs, including by deferring or delaying certain capital projects.  The continued depression of the price of oil has adversely affected demand for our services and could, over a sustained period of time, materially adversely affect our financial condition, results of operations and cash flows.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

We are engaged in a highly competitive industry, and we have contracted for a substantial number of projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods, sometimes in remote locations. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, including the quality and timeliness of work performed, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. In the future, these factors and other risks generally inherent in the industry in which we operate may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

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

The revenues projected in our backlog may not be realized or, if realized, may not result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and reduce or eliminate profits that we actually realize from projects in backlog.  We may be at greater risk of delays, suspensions and cancellations in the current low oil price environment.

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

Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for vessel construction, upgrade, refurbishment and repair projects could materially exceed our planned capital expenditures. The failure to complete such a project on time, or the inability to complete it in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a contract. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Moreover, our vessels undergoing upgrade, refurbishment and repair activities may not earn revenue during periods when they are out of service.

A change in tax laws could have a material adverse effect on us by substantially increasing our corporate income taxes and, consequently, decreasing our future net income and increasing our future cash outlays for taxes.

MDR is a corporation organized under the laws of the Republic of Panama. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have been introduced in the U.S. Congress in recent years. Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. In addition, Panama enacted a law in 2013 that would have introduced a worldwide income tax on Panamanian tax residents, such as MDR. The law was subsequently repealed with retroactive effect. Nonetheless, Panama could introduce similar legislation in the future. It is possible that, if legislation were to be enacted in these areas, we could be subject to a substantial increase in our corporate income taxes and, consequently, a decrease in our future net income and an increase in our future cash outlays for taxes. We are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments.

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

Additionally, upon the February 22, 2006 effectiveness relating to the Chapter 11 proceedings involving several subsidiaries of our former subsidiary B&W, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to the asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

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

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our significant customers include major integrated and national oil and gas companies.  For example, a considerable percentage of revenue in 2015 was generated from transactions with Inpex Operations Australia Pty. Ltd. and Saudi Aramco. Revenue from Inpex Operations Australia Pty Ltd and Saudi Aramco represents 36% and 28% of our total 2015 consolidated revenue, respectively.  Our inability to continue to perform services for our large existing customers (whether due to our failure to satisfy their bid tender requirements or otherwise), if not offset by contracts with other customers, or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations.

We may not be able to compete successfully against current and future competitors.

The industry in which we operate is highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new facility designs or improvements to engineering, procurement, construction or installation services.

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risks that the joint ventures may not be able to effectively or efficiently manage its operations and that we may be restricted in our ability to access the cash flows or assets of these entities.

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

We derive substantially all of our revenues from international operations. Our international operations are subject to political, economic and other uncertainties. These include:

•	risks of war, terrorism, piracy and civil unrest;
•	expropriation, confiscation or nationalization of our assets;
•	renegotiation or nullification of our existing contracts;
•	changing political conditions and changing laws and policies affecting trade and investment;
•	overlap of different tax structures;
•	risk of changes in currency exchange rates and currency exchange restrictions that limit our ability to convert local currencies into U.S. dollars; and
•	risks associated with the assertion of national sovereignty over areas in which our operations are conducted.

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

Additionally, certain ancillary activities related to the offshore construction industry, including the transportation of personnel and equipment between ports and the fields of work in the same country’s waters, may constitute “coastwise trade” within the meaning of laws and regulations of the U.S. and other countries. Under these laws and regulations, often referred to as cabotage laws, including the Jones Act in the U.S., only vessels meeting specific national ownership and registration requirements or which are subject to an exception or exemption, may engage in such “coastwise trade.” When we operate our foreign-flagged vessels, we operate within the current interpretation of such cabotage laws with respect to permitted activities for foreign-flagged vessels. Significant changes in cabotage laws or to the interpretation of such laws in the places where we perform offshore activities could affect our ability to operate, or competitively operate, our foreign-flagged vessels in those waters. We are also subject to the risk of the enactment or amendment of cabotage laws in other jurisdictions in which we operate, which could negatively impact our operations in those jurisdictions.

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

Our success depends on the continued active participation of our executive officers and key operating personnel. The unexpected loss of the services of any one of these persons could adversely affect our operations. We implemented changes to our organizational structure during 2014 and 2015 as a part of our profitability initiative, and have made and expect to make further refinements to our organizational structure as part of our continued efforts to improve our cost structure in 2016. If we are unable to implement these changes as expected, it may significantly affect our business and results of operations in the future.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability and productivity of such personnel. If we should suffer any material loss of personnel to competitors, have decreased labor productivity of employed personnel for any reason, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected. In addition, changes in personnel resulting from our profitability initiative and continued efforts to improve our cost structure could also adversely affect our business. A significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Our industry has historically experienced high demand for the services of employees and escalating wage rates. If any of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

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

In order to achieve our business objectives, we rely heavily on information technology systems and other information technologies, many of which require regular upgrades or improvements and some of which are approaching the point at which they will need to be replaced in the near future.  The failure or interruption of these systems or technologies, or the potential implementation of replacements, particularly with respect to our existing key financial and human resources legacy systems, could have a material adverse effect on us. Also, our implementation of new information technology systems or upgrades to existing systems may not result in improvements at the levels anticipated, or at all.  In addition, the implementation of new information technology systems or upgrades to existing systems subjects us to inherent costs and risks, including potential disruptions in our business or in our internal control structure, substantial capital expenditures, demands on management time and other risks. Any such disruptions or other effects, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, consolidated results of operations, cash flows or consolidated financial condition.

Our operations are also subject to the risk of cyberattacks and security breaches. Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. In addition, a cyberattack or security breach of some of our systems could go undetected for extended periods of time. As a result of a breach or failure of our computer systems or networks, or those of our customers, vendors or others with whom we do business, or a failure of any of those systems to protect against cybersecurity risks, our business operations could be materially interrupted.  In addition, any such breach or failure could result in the alteration, loss, theft or corruption of data or unauthorized release of confidential, proprietary or sensitive data concerning our company, business activities, employees, customers or vendors, as well as increased costs to prevent, respond to, or mitigate cybersecurity attacks.  These risks could have a material adverse effect on our business, consolidated results of operations, cash flows or consolidated financial condition.

Our business strategy includes acquisitions and ventures with other parties to continue our growth. Acquisitions of other businesses and ventures can create certain risks and uncertainties.

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

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents (including proceeds from our outstanding term loan and senior secured notes), investments and cash flows from operations. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and institutions represented in our principal credit facilities, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. If national and international economic conditions deteriorate, it is possible that we may not be able to refinance our outstanding indebtedness when it becomes due, and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

Our debt and funded debt levels have increased significantly as a result of our 2014 refinancing transactions.

Our debt and funded debt obligations have increased significantly as a result of our 2014 financing transactions. Our significant debt and funded debt levels and related debt service obligations could have negative consequences, including:

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

A portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs and funding requirements of which depend on various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions.

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

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2015 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
AEA
Altamira, Mexico	Administrative Office/Fabrication Facility	Owned/Leased
Mexico City, Mexico	Administrative/Engineering Office	Leased
Houston, Texas	Operations/Engineering/Administrative Office	Leased
Rio de Janeiro, Brazil	Operations/Administrative Office	Leased
Epsom, United Kingdom	Operations/Engineering/Administrative Office	Leased

MEA
Dubai (Jebel Ali), U.A.E.	Fabrication Facility/Operations/Engineering/ Administrative Office	Leased
Abu Dhabi, U.A.E	Administrative Office	Leased
Al Khobar, Saudi Arabia	Fabrication Facility/Operations/Engineering Office	Leased
Chennai, India	Engineering Office	Leased
Dammam, Saudi Arabia	Fabrication Facility	Leased
Doha, Qatar	Operations Office	Leased

ASA
Singapore, Singapore	Operations/Engineering/Administrative Office	Leased
Batam Island, Indonesia	Fabrication Facility	Leased
Perth, Australia	Operations Office	Leased
Kuala Lumpur, Malaysia	Operations/Engineering/Administrative Office	Leased
Qingdao, China	Fabrication Facility	Leased

CORPORATE
Houston, Texas	Administrative Office	Leased

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including the reporting segments in which they were operating as of December 31, 2015:

Location and Vessel Name	Vessel Type	Year Entered Service/Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
AEA
Agile(1)(2)	Multi-Service Vessel	1978/2011	100	-
DB 50(1)(2)	Pipelay/Derrick	1988/2012	4,400	20
North Ocean 102(1)(2)	Multi-Service Vessel	2009	275	-
North Ocean 105(1)(3)(4)	Multi-Service Vessel	2012	440	16
Intermac 600(2)	Launch/Cargo Barge	1973	-	-

MEA
DB 27(2)	Pipelay/Derrick	1974/1984	2,400	60
DB 32(2)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(2)	Multi-Service Vessel	1999/2010	100	-
Emerald Sea(1)(2)	Multi-Service Vessel	1996/2007	100	-

ASA
DB 30(3)(4)	Pipelay/Derrick	1975/1999	3,080	60
Intermac 650(2)	Launch/Cargo Barge	1980/2006	-	-
CSV 108(1)(2)	Multi-Service Vessel	2015	400	-
DLV 2000(3)	Pipelay/Derrick	Under Construction	-	-

(1)	Vessel with dynamic positioning capability.
(2)	Vessels subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(3)	Vessels not subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(4)

Vessels owned through joint ventures. Our ownership percentages are DB 30 (70%) and North Ocean 105 (75%). The NO 105 is currently subject to a mortgage securing indebtedness of the joint venture that owns that vessel.

Based on independent third-party appraisals obtained in January 2016, the estimated aggregate fair market value of (1) mortgaged vessels securing our principal credit facilities and senior secured notes was approximately $778 million, and (2) vessels which are not subject to mortgages securing that indebtedness (net of value attributable to minority ownership interests) was approximately $517 million. As security for the indebtedness under our principal credit facilities and senior secured notes, we have pledged all of the capital stock of our subsidiaries that own the vessels that are mortgaged to secure that indebtedness.

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

The information set forth under the heading “Investigations and Litigation” in Note 17, Commitments and Contingencies, to our Consolidated Financial Statements included in this annual report is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MDR. We filed certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this report.

High and low stock prices by quarter for the two most recent fiscal years are shown in the table below:

	Year Ended December 31,
	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$3.84	$2.15	$9.18	$7.37
June 30	5.89	3.94	8.35	6.73
September 30	5.32	3.37	7.98	5.72
December 31	5.94	3.29	5.55	2.25

We have not paid cash dividends on MDR’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors evaluates our cash dividend policy from time to time.

As of February 18, 2016 there were approximately 2,273 record holders of our common stock.

Corporate Performance Graph

The following graph provides a comparison of our five-year, cumulative total shareholder return(1) from December 2010 through December 2015 to the return of S&P 500 and our peer group.

(1)	Total shareholder return assuming $100 invested on December 31, 2010 and reinvestment of dividends on daily basis.

The peer group used for the five-year comparison was comprised of the following companies:

●	Cameron International Corporation	●	KBR, Inc.

●	Chicago Bridge & Iron Company N.V.	●	Noble Corporation

●	Exterran Holdings, Inc.	●	Oceaneering International, Inc.

●	FMC Technologies, Inc.	●	Oil States International, Inc.

●	Helix Energy Solutions Group, Inc.	●	Superior Energy Services, Inc.

●	Jacobs Engineering Group Inc.	●	Tidewater Inc.

The companies listed above comprise the peer group utilized for 2015 executive compensation benchmarking (the “Proxy Peer Group”).  Dresser-Rand Group, Inc. and Foster Wheeler AG, which were included in the Proxy Peer Group in 2014, are not included in the 2015 Proxy Peer Group for purposes of this performance graph.  Dresser-Rand Group, Inc. was acquired by Siemens AG in 2015.  Foster Wheeler AG was acquired by AMEC PLC in 2014.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except for per share amounts)
Statement of Operations Data:
Revenues	$3,070,275	$2,300,889	$2,658,932	$3,641,624	$3,445,110
Operating Income (Loss)	91,196	8,554	(456,745)	307,139	314,089
Income (loss) from continuing operations before discontinued operations and noncontrolling interests	(8,839)	(65,394)	(489,910)	201,738	227,532
Income (loss) from Discontinued Operations	-	-	-	3,497	(12,812)
Less: net income attributable to noncontrolling interest	9,144	10,600	18,958	10,770	12,625
Net Income (Loss) Attributable to McDermott International, Inc.	(17,983)	(75,994)	(508,868)	194,465	202,095
Basic Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations	(0.08)	(0.32)	(2.15)	0.81	0.92
Income (Loss) from Discontinued Operations	-	-	-	0.01	(0.05)
Diluted Earnings per Common Share:
Income (Loss) from Continuing Operations	(0.08)	(0.32)	(2.15)	0.80	0.91
Income (Loss) from Discontinued Operations	-	-	-	0.01	(0.05)
Balance Sheet Data:
Total Assets[1]	$3,387,076	$3,416,879	$2,803,694	$3,329,407	$2,988,283
Current Maturities of Long-Term Debt	24,882	23,678	39,543	14,146	8,941
Long-Term Debt[1]	819,001	840,791	45,342	84,342	80,263
Total Equity	1,546,721	1,539,114	1,440,344	1,952,105	1,733,712

(1)

In 2015 we adopted Accounting Standard Update 2015-03 (“ASU”), Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Previously reported financial statements from 2011 through 2014 have been adjusted to reflect adoption of this ASU.

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

General

MDR is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, the Middle East, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction.

We report financial results under three reporting segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. For financial information about our segments, see Note 19, Segment Reporting, to our Consolidated Financial Statements.

Our business activity depends mainly on capital expenditures for offshore construction services of major integrated oil and gas companies and national oil companies for the construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues.

Overview

Our performance is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability. Under the current macro commodity environment we may see pressure from potential customer capital expenditure spending delays, stronger competitive pricing pressure given contraction in certain markets and lower utilization of our assets. However, we believe our long-term industry position remains favorable, and will continue to concentrate on our highest value proposition opportunities, executing well our existing backlog, customer alignment, our asset utilization and cost/liquidity management.

Operating Results

2015―Our backlog as of December 31, 2015 was $4,231 million. A significant new award under the second Long Term Agreement (“LTA II”) entered into with Saudi Aramco, two key awards in Qatar and a number of change orders contributed to $3,701 million of backlog increase, partially offset by $3,070 million of revenue roll-off during 2015, resulting in a net increase of approximately $631 million over our backlog as of December 31, 2014.

Revenues for 2015 were $3,070 million, an increase of $769 million, or 33%, over 2014.  This increase is primarily attributable to: (1) progress, driven by marine activities, on the Ichthys project; (2) the completion of the Brunei Shell pipeline replacement project; (3) a significant increase in activities in several of our Middle East projects; and (4) increased fabrication and marine activities on the PB Litoral project.

Operating income was $91 million in 2015, an increase of $83 million compared to 2014.  Operating income was positively impacted by: (1) strong project execution, including on the Ichthys project, where the activities remained on schedule; (2) successful completion of the Manifa, Abu Ali and Karan 45 projects, all with Saudi Aramco; and (3) completion of fabrication, installation and hook up of the PB Litoral facilities.  Significant items we recognized as charges in our operating income included $41 million for the restructuring actions discussed in Note 4, Restructuring, to the Consolidated Financial Statements, a $26 million non-cash mark-to-market actuarial loss on our pension benefit plans, discussed in Note 10, Pension and Postretirement benefits to the Consolidated Financial Statements, and a $17 million charge associated with a legal settlement in the third quarter of 2015, discussed in Note 17, Commitments and Contingencies to the Consolidated Financial Statements.

We realized approximately $115 million of cash savings, before restructuring charges, in 2015 from our McDermott Profitability Initiative (“MPI”).  In addition, we continued our efforts to improve our cost structure and commenced the Additional Overhead Reduction program (“AOR”) during the fourth quarter of 2015.  We expect that actions related to the AOR will be substantially complete in the first quarter of 2016.  These actions are expected to include personnel reductions affecting direct operating expenses and selling, general and administrative functions.  We expect to incur approximately $5 million in restructuring costs under the AOR.

2014―Operating income of $9 million included favorable changes in estimates of $111 million due to: (1) project closeout benefits and reimbursement for weather downtime/vessel standby time, see Note 3, Use of Estimates, to the Consolidated Financial Statements; (2) a gain of $46 million associated with the sale of non-core assets; and (3) an improvement of $11 million related to a change in estimate of vessel-impairment charges recognized in 2013 for CSV 108 pipelay system, see Note 12, Fair Value Measurements, to the Consolidated Financial Statements.

Those increases were partially offset by $110 million increased cost to complete certain projects primarily due to marine equipment downtime driven by adverse weather conditions, mechanical issues and standby delays and accrual for liquidated damages, see Note 3, Use of Estimates, to our Consolidated Financial Statements.  Additionally, we incurred a charge in the amount of $18 million associated with our ongoing restructuring programs, discussed in Note 4, Restructuring, to our Consolidated Financial Statements.

2013―Operating loss in 2013 was $457 million. This loss was a result of a combination of operational matters and commercial issues with customers that impacted, among other things, changes in estimates to complete various projects. These operational matters and commercial issues included the following:

•

Of the $318 million fourth quarter 2013 operating loss, approximately $134 million was related to commercial issues, approximately $82 million was related to operational matters, approximately $86 million was related to impairment of assets and approximately $16 million was related to restructuring charges in the Americas segment and corporate reorganization.

•

Of the approximate $134 million of fourth quarter 2013 operating losses related to commercial issues, key drivers included changes to recovery estimates on projects with unapproved change orders or claims outstanding with customers. Specifically, we recorded approximately $91 million of losses related to unapproved claims on two projects.

•

Of the approximate $82 million of fourth quarter 2013 operating losses related to projects with operational matters, approximately $50 million related to our typical selling, general and administrative costs. In addition, a key driver was a $28 million loss related to a subsea project in Malaysia due primarily to mechanical downtime on the North Ocean 105. The vessel later resumed work and the project was completed in June 2014.

Business Outlook

The demand for our services is affected by the capital expenditure decisions of oil and gas producers. Material declines in oil and natural gas prices have affected, and will likely continue to affect the demand for and pricing of our EPCI services. Many of our customers make their capital expenditure decisions based on their long-term view of oil and gas prices and the economics of specific projects. We operate in most major oil and gas producing regions of the world, work on both new and existing field developments, and provide services that require a varying amount of technical complexity. As a result, the economics of specific projects that we provide services for varies considerably.

The sustained low price of oil since 2014 and the slowdown of growth in certain developing countries has raised uncertainty around the economics of certain potential projects that have not yet been approved by our customers and, therefore, are not included in our backlog. We do not currently have any reason to expect cancellation of existing projects in our backlog. Nonetheless, the continued depression of the price of oil has adversely affected demand for our services and could, over a sustained period of time, materially adversely affect our financial condition, results of operations and cash flows.

Since the start of the substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditure budgets for 2015 and have announced that they are making significant reductions in their capital expenditure budgets for 2016. In particular, some of our customers have reduced their current levels of spending on exploration, development and production programs, including by deferring or delaying certain capital projects; however, we do expect other capital projects to continue, as they are economic or strategically necessary in a variety of oil and gas price environments. We also expect that project deferrals and delays, combined with the natural decline rates of existing production and the resetting of the industry cost base, will ultimately contribute to further investment by oil and gas producers in the long-term.

In the current environment, McDermott will concentrate on what we can control which includes continued focus on our highest value proposition opportunities, executing well our existing backlog, customer alignment and focus on our utilization and cost/liquidity management.

Segment Operations

Our segment operating results for each of the last three years are presented in the table below:

For additional information on the geographic distribution of our revenues, see Note 19, Segment Reporting, to our Consolidated Financial Statements included in this annual report.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
AEA	$478,800	$567,608	$537,290
MEA	1,134,555	795,666	1,167,804
ASA	1,456,920	937,615	953,838
Total revenues	3,070,275	2,300,889	2,658,932

Cost of operations	2,691,284	2,113,013	2,801,426
Selling, general and administrative expenses	217,239	208,564	193,126
Impairment loss (recovery)	6,808	(9,002)	84,482
Loss (gain) on disposal of assets	1,443	(46,201)	(15,200)
Restructuring expenses	40,819	18,113	35,727
Total costs and expenses	2,957,593	2,284,487	3,099,561

Loss from Investments in Unconsolidated Affiliates	(21,486)	(7,848)	(16,116)

Operating income (loss):
AEA	(19,741)	(49,337)	(215,362)
MEA	108,227	11,421	(169,224)
ASA	15,563	55,412	(72,159)
Corporate	(12,853)	(8,942)	-
Total operating income (loss)	91,196	8,554	(456,745)

Other Income (Expense):
Interest income (expense), net	(50,058)	(60,877)	1,353
Gain (loss) on foreign currency, net	(464)	7,234	16,872
Other income (expense), net	2,450	(232)	(2,339)
Total other income (expense)	(48,072)	(53,875)	15,886

Income (loss) before provision for income taxes and noncontrolling interests	43,124	(45,321)	(440,859)

Provision for income tax	51,963	20,073	49,051

Net loss	(8,839)	(65,394)	(489,910)

Less: net income attributable to noncontrolling interest	9,144	10,600	18,958

Net loss attributable to McDermott International, Inc.	$(17,983)	$(75,994)	$(508,868)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues were $3,070 million and $2,301 million in 2015 and 2014, respectively, an increase of approximately 33%, or $769 million, primarily due to increased activity in our ASA and MEA segments, partially offset by decreased activity in our AEA segment.

AEA—Revenues decreased by 16%, or $89 million, in 2015 compared to 2014.  This decrease was primarily due to a reduction in active projects in 2015 compared to 2014.  Significant projects contributing to the 2014 revenues that were either complete or substantially complete in 2014 were Papa Terra, Jack & St. Malo, Gulfstar, Mafumeria Sul, Ayatsil-B, and Megalodon Platform Installation. During 2015, the following projects contributed to revenue: (1) completion of fabrication and installation activity and a $12 million reversal of a liquidated damage reserve related to the extension to the contract completion date associated with the PB Litoral project; (2) the completion of engineering work and near completion of marine activities associated with the Julia subsea tieback project; (3) completion of various marine installation campaign projects executed by the DB 50 in the Gulf of Mexico awarded in 2014 and 2015; (4) higher NO 102 vessel charter activities in Brazil; and (5) the start-up of fabrication for a jacket replacement and deck installation on Ayatsil-C, an EPCI project awarded in 2015.

MEA—Revenues increased by 43%, or $339 million, in 2015 compared to 2014. This increase in 2015 was primarily due to (1) significant increases in fabrication, marine pipelay, marine cable laying and hookup activities on the Karan 45 and Abu Ali Cables projects; (2) the installation of jackets and an observation platform on the Manifa project; (3) the commencement of engineering and fabrication activities on the replacement of power systems on the Marjan project; (4) the start of two new projects; (a) a lump-sum EPCI project under the LTA II and (b) a project to supply 12 platform jackets; and (5) multiple change order awards on existing and new projects, all with Saudi Aramco. Increased fabrication and marine activities on the ADMA 4 GI project in the U.A.E and increased marine and commissioning activity on the KJO Ratawi project in the Neutral Zone also contributed to the increase in revenues. In 2014, the following projects contributed to revenue (1) marine and fabrication activities on the Saudi Aramco Safaniya Phase-2 project; (2) completion of a pipelay project in the Caspian; and (3) substantial completion of the Saudi Aramco Five Jackets project.

ASA—Revenues increased by 55%, or $519 million, in 2015 compared to 2014.  This increase was primarily due to (1) a significant increase in marine activity on the Ichthys project; and (2) the start of two new projects in 2015 (a) Brunei Shell Petroleum (“BSP”) pipeline replacement project, which was completed in 2015; and (b) the Jangkrik subsea isolation valve and manifolds fabrication project in Indonesia.  In 2014, the following projects contributed to revenue: (1) the Siakap subsea development project in Malaysia; (2) the Kepodang gas development project in Indonesia; (3) the Champion Waterflood project in Brunei; (4) the Banyu Urip project in Indonesia; and (5) the DB 101 marine campaign projects, all of which were either complete or substantially complete in 2014.

Cost of Operations

Cost of operations was $2,691 million and $2,113 million, in 2015 and 2014, respectively, an increase of approximately 27%, or $578 million, primarily due to increased cost of operations in our ASA and MEA segments, partially offset by reduced cost of operations in our AEA segment.

AEA—Cost of operations decreased by 30%, or $180 million, in 2015 compared to 2014.  This decrease was primarily due to the completion of the Jack & St. Malo and Gulfstar projects and substantial completion of the Papa Terra, Mafumeria Sul, Ayatsil-B and Megalodon Platform Installation projects in 2014.  In addition, 2014 included an unfavorable change in estimate of $69 million on the PB Litoral project, with no corresponding impact in 2015.  See Note 3, Use of Estimates to our Consolidated Financial Statements for further information.

The cost of operations in 2015 included costs associated with new or increased activity for the following projects: (1) the marine installation campaign on the Julia subsea tieback project; (2) completion of fabrication and installation activities on our PB Litoral project; (3) completion of various marine installation campaigns by the DB 50 vessel in the Gulf of Mexico awarded in 2014 and 2015; (4) completion of NO 102 vessel charter activities in Brazil; and (5) startup of fabrication activity on the Ayatsil-C project awarded in 2015. The 2015 cost of operations also included a $17 million charge associated with a legal settlement discussed in Note 17, Commitments and Contingencies to our Consolidated Financial Statements and a non-cash mark-to-market pension charge of $26 million in the fourth quarter of 2015 discussed in Note 10, Pension and Postretirement Benefits, to our Consolidated Financial Statements.

MEA—Cost of operations increased by 32%, or $228 million, in 2015 compared to 2014.  This increase was primarily due to (1) significant fabrication, marine pipelay, marine cable laying and hookup activities on the Karan 45 and Abu Ali Cables projects; (2) fabrication and installation of jackets and an observation platform on the Manifa project; (3) the commencement of engineering and fabrication activities on the Marjan power systems replacement project; and (4) the start of two new projects; (a) a lump-sum EPCI project under the LTA II and (b) the fabrication and installation of 12 jackets project, all with Saudi Aramco.  The increased activity on the ADMA 4 GI project in the U.A.E. and the KJO Ratawi project in the Neutral Zone also contributed to the increase in cost of operations.  The 2014 cost of operations included costs associated with (1) marine and fabrication activities on the Saudi Aramco Safaniya Phase-2 project; (2) completion of a pipelay project in the Caspian; and (3) substantial completion of the Saudi Aramco Five Jackets project.

ASA—Cost of operations increased by 67%, or $530 million, in 2015 compared to 2014.  This increase in cost of operations was primarily driven by (1) significant progress, driven by marine activity, on the Ichthys project; (2) the start and completion of the BSP pipeline replacement project in Brunei; and (3) significant progress on the Jangkrik subsea isolation valve and manifolds fabrication project.  The 2014 cost of operations included costs related to projects which were completed in 2014, mainly, the Banyu project in Indonesia, the Siakap subsea development project, the DB101 marine campaign projects in Malaysia, the Champion Waterflood project in Brunei and the substantially complete Kepodang gas development project in Indonesia.

Operating Income

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

Operating income improved by $83 million in 2015 compared to 2014, primarily due to improvements in our AEA and MEA segments.

Segment Analysis

AEA—Operating income improved by $30 million in 2015 compared to 2014 primarily due to unfavorable changes in estimates in 2014 with no corresponding impact in 2015.  The 2014 results were negatively impacted by changes in estimates of $69 million on the PB Litoral project, primarily due to increased costs arising from project delays, increases in projected fabrication, procurement and marine installation costs, reduced productivity and recognition of liquidated damages.  Those negative factors in 2014 were partially offset by (1) approximately $40 million of operating income related to the Papa Terra project in Brazil in 2014, mainly due to project close-out improvements, savings on marine costs and increased recoveries from additional weather-related compensation and (2) $24 million of operating income in 2014 contributed by the successful completion of the Jack & St Malo and Gulfstar projects. The 2014 operating income also included $35 million in gains from asset sales, which were not repeated in 2015.

The following contributed to our AEA segment’s 2015 operating income: (1) increased fabrication and marine activities, as well as a $12 million reversal of a liquidated damage reserve due to the extension of the PB Litoral project contract completion date; (2) $21 million from Agile, NO 105, and NO 102 marine charter activities in Brazil, on various projects; (3) $19 million resulting from the DB 50 vessel working on various projects in the Gulf of Mexico; and (4) a $14 million benefit resulting from additional close-out improvements and compensation for weather related delays on the Papa Terra project. The 2015 operating results also included charges associated with (1) $17 million charge associated with a legal settlement as discussed in Note 17, Commitments and Contingencies, to our Consolidated Financial Statements and (2) a $26 million non-cash mark-to-market pension charge, as discussed in Note 10, Pension and Postretirement Benefits, to our Consolidated Financial Statements.

MEA—Operating income improved by $97 million in 2015 compared to 2014.  The improvement in 2015 operating income was primarily due to: (1) increased marine and hookup activities, improved marine vessel productivity and reimbursement for mobilization costs on the Karan 45 project; (2) improved productivity and lower demobilization costs on the Abu Ali Cables project; (3) increased jacket and deck installation activity on the Manifa project; and (4) reimbursement for vessel downtime/standby time on various projects, all with Saudi Aramco. Close out improvements on the KJO Ratawi project also contributed $16 million of benefit to operating income. Those increases were partially offset by a $20 million operating income deterioration on our ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work.  See Note 3, Use of Estimates to our Consolidated Financial Statements for further information on this change.

The 2014 operating income included a $66 million benefit from a pipelay project in the Caspian, which had minimal activity in 2015.  In addition, 2014 included deteriorations of approximately $15 million primarily due to a revision in execution plan as a result of delayed access to the KJO Ratawi project in the Neutral Zone and $13 million related to vessel downtime due to weather and standby delays on the Saudi Aramco Safaniya Phase-1 project, not repeated in 2015.

ASA—Operating income decreased by $40 million in 2015 compared to 2014.  The 2014 operating income included favorable changes in estimates of $52 million compared to $23 million in 2015, see Note 3, Use of Estimates, to the Consolidated Financial Statements. The 2014 favorable change in estimate improved our operating income by $63 million mainly related to two EPCI projects, both completed in 2014, the Siakap subsea development project in Malaysia and the Champion Waterflood project in Brunei. In addition, 2015 included a $20 million restructuring charge, see Note 4, Restructuring, to our Consolidated Financial Statements. The following projects contributed $77 million of operating income in 2015: (1) higher marine activities and change in scope in 2015 on our Ichthys project with no comparable benefits in 2014 and (2) completion of the BSP pipeline replacement project, which started in 2015.

Other Items in Operating Income

Selling, general and administrative expenses increased by $9 million in 2015 as compared to 2014, primarily due to a fourth quarter non-cash mark-to-market pension charge of $26 million, partially offset by cost savings realized by the MPI.

Gain (loss) on disposal of asset for 2014 primarily related to the following sales and disposals: (1) sale of the DB 16 and the KP1, resulting in a $11 million gain; (2) a gain from the sale of our Harbor Island facility near Corpus Christi, Texas of approximately $25 million and (3) an aggregate gain of approximately $10 million from the disposal of various assets from our Morgan City facility.

Losses from investments in unconsolidated affiliates increased by $14 million from an $8 million loss in 2014 to a $22 million loss in 2015, primarily due to increased operating losses on the joint ventures Qingdao McDermott Wuchuan Offshore, io Oil & Gas and THHE Fabricators Sdn. Bhd.

Impairment loss of $7 million was recognized in the second quarter of 2015 for a marine pipelay welding system that we abandoned.

Restructuring expenses included in operating income were $41 million and $18 million in 2015 and 2014, respectively, an increase of $23 million. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements. As a part of our restructuring, in the first quarter of 2015 one of our vessels, the DB101, which was held and used in the ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million.

Other Income (Expense)

Interest expense, net was $50 million in 2015 and $61 million in 2014.  The 2015 interest expense was lower compared to 2014 primarily due to a one-time $28 million interest charge for unamortized issuance fees in the second quarter of 2014 related to the termination of bridge financing arrangements with an affiliate of Goldman Sachs. Interest expense for 2015 includes full-year interest on all of our long-term debt obligations issued in April 2014.

Provision for Income Taxes

For the year ended December 31, 2015, we recognized income before provision for income taxes of $43 million, compared to a loss before provision for income taxes of $45 million for the year ended December 31, 2014.  The provision for income taxes was $52 million and $20 million for the years ended December 31, 2015 and 2014, respectively.  The increase in the provision for income taxes was primarily driven by increased profits in certain jurisdictions in which we operate (primarily Saudi Arabia and Australia).  In addition, we were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily Saudi Arabia and Singapore).

Net Income Attributable to Non-controlling Interest

Net income attributable to noncontrolling interests was $9 million and $11 million for 2015 and 2014, respectively.  The decrease was primarily due to our acquisition of our partner’s interest in our North Ocean joint venture related to the NO 102, partially offset by increased income from two of our consolidated affiliates.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues decreased approximately 13%, or $358 million, to $2,301 million in 2014 compared to $2,659 million in 2013. The decline in revenues was primarily attributable to the decrease in our MEA segment discussed below.

AEA—Revenues increased by approximately 6%, or $31 million, to $568 million in 2014 compared to $537 million in 2013. The increase was primarily due to higher marine activity on the Papa Terra project, the NO 105 and NO 102 charter projects in Brazil and Jack & St. Malo and Gulfstar projects in the U.S. Gulf of Mexico in 2014, as compared to 2013. Those increases were partially offset by completion of activities on the Discovery Junction, Fab 4-Pile, 2 Living Quarters, Hibiscus Fab and Noble Alen projects that were being executed from our Morgan City fabrication facility in 2013.

MEA—Revenues decreased by approximately 32%, or $373 million, to $795 million in 2014, compared to $1,168 million in 2013. The decrease was primarily due to the completion of activities on a pipelay project in the Caspian Sea, an EPCI project Cluster-7 well platform in India and marine activity on Safaniya Phase-1, a Saudi Aramco project, each of which had higher activity during 2013 compared to 2014. Those declines were partially offset by increased activity on Safaniya Phase-2, a Saudi Aramco project.

ASA—Revenues decreased by approximately 2%, or $16 million, to $938 million in 2014, compared to $954 million in 2013. The decline was largely due to the completion of the Macedon gas development and KTT projects in Australia in 2013 and the KPOC marine installation project in Malaysia, which had significant marine activity in 2013. Also contributing to the revenue decrease was approximately $50 million of successful project close-out negotiations and resolution of pending change orders on KTT project, which occurred in 2013. In addition, the completion of activities on the Siakap subsea development project in Malaysia, the Gorgon fabrication project in Australia and the Kepodang gas development project in Malaysia, each of which had significant activity during 2013, also led to decreased revenue during 2014. These decreases were partially offset by an increase in revenues associated with increased fabrication activity on the Ichthys project in Australia and increased marine activity on the Champion Waterflood in Brunei.

Cost of Operations

Cost of operations decreased approximately 25%, or $688 million, from $2,801 million in 2013 compared to $2,113 million in 2014, primarily driven by reduced activity in our MEA segment.

AEA—Cost of operations decreased by 9%, or $57 million, from $649 million in 2013 compared to $592 million in 2014. The decrease was primarily due to the completion of activities on the Discovery Junction, Fab 4-Pile, 2 Living Quarters, Hibiscus Fab and Noble Alen projects that were being executed from our Morgan City fabrication facility in 2013 and the completion of activities on the Ayatsil-B project in our Altamira facility. The Ayatsil-B project was impacted by changes in estimates related to higher procurement costs and reduced labor productivity in 2013, as discussed in Note 3, Use of Estimates to our Consolidated Financial Statements. The decrease was partially offset by increased costs associated with higher marine activity on the Papa Terra and NO 105 and 102 charter projects in Brazil as well as the Jack & St. Malo and Gulfstar projects in the U.S. Gulf of Mexico in 2014 as compared to 2013. Further, cost of operations on the PB Litoral project in Altamira increased by approximately $60 million, primarily due to changes in cost estimates recorded in 2014.

MEA—Cost of operations decreased by approximately 42%, or $522 million, from $1,248 million in 2013 to $726 million in 2014. This decrease was primarily due to the substantial completion of a pipelay project in the Caspian Sea, an EPCI project Cluster-7 well platform in India and marine activity on Safaniya Phase-1 Saudi Aramco project, each of which had higher activity in 2013. Safaniya Phase-1 project was significantly influenced by an increase in cost estimates of approximately $63 million in 2013, largely due to an extended offshore hookup campaign as discussed in Note 3, Use of Estimates to our Consolidated Financial Statements. These declines were partially offset by increased activity on an ongoing EPCI Safaniya Phase-2 Saudi Aramco project.

ASA—Cost of operations decreased by approximately 12%, or $109 million, from $904 million in 2013 to $795 million in 2014. The decline was primarily due to the completion of the Macedon and KTT projects in 2013 and the KPOC marine installation project in Malaysia, which had significant activity in 2013. The decrease was also due to the completion of marine activity on the Siakap subsea development project during the first half of 2014. This project, which was in a loss position, was significantly impacted by project charges associated with changes in estimates related to the availability of marine vessels in 2013, as discussed in Note 3, Use of Estimates to our Consolidated Financial Statements. Further, the Gorgon and Kepodang gas development projects, were also substantially completed during 2013, which contributed to a decline in the cost of operations in 2014 as compared to 2013. These decreases were partially offset by increased costs associated with marine activity on the Champion Waterflood project and fabrication activity on the Ichthys project in 2014.

Operating Income (Loss)

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

Segment Analysis

Operating results improved by $466 million from an operating loss of $457 million in 2013 to an operating income of $9 million in 2014, attributable to improvements experienced in each of our segments.

AEA—The segment’s operating losses were $49 million and $215 million in 2014 and 2013, respectively, an improvement of $166 million. The operating income on the Papa Terra project in Brazil increased by $40 million due to project close-out improvements from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. The operating income on the Jack & St. Malo project in the U.S. Gulf of Mexico improved by $19 million mainly due to positive developments from the ongoing settlement negotiations with the customer, partially offset by adverse changes in estimates primarily due to increased costs from marine equipment downtime as discussed in Note 3, Use of Estimates to our Consolidated Financial Statements. An improvement of $16 million resulted from the completion of activities on the Ayatsil-B project at Altamira in 2014. This project was impacted by changes in estimates related to higher procurement costs and reduced labor productivity in 2013, as discussed in Note 3, Use of Estimates to our Consolidated Financial Statements. In addition, increased marine activity on the I600 and NO 105 charters in the U.S. Gulf of Mexico and Brazil during 2014, as compared to 2013, resulted in a net improvement of $17 million. These improvements were partially offset by a $47 million decrease in operating income from the PB Litoral project at Altamira, primarily due to increased project management costs arising from project delays, projected fabrication cost increases reflecting reduced productivity and changes to the execution plan to mitigate further project delays, as well as procurement and marine installation cost increases and the recognition of corresponding liquidated damages. This project is estimated to be completed in the first quarter of 2016.

MEA—Operating income was $11 million in 2014, compared to an operating loss of $169 million in 2013. The improvement of $180 million was primarily attributable to a pipelay project in the Caspian Sea, where the results improved by approximately $124 million in 2014, primarily due to increased revenue and reduced cost estimates of approximately $54 million from the project closeout process with the customer. This project was significantly impacted by project charges associated with changes in estimates related to cost recovery estimates in 2013, as discussed in Note 3, Use of Estimates, to our Consolidated Financial Statements. In addition, on Safaniya Phase-1 project our operating loss in 2014 was lower compared to 2013 by approximately $36 million. This project was impacted by project charges of approximately $63 million associated with changes in estimates in 2013, as discussed in Note 3, Use of Estimates to our Consolidated Financial Statements.  During 2014, we increased our estimated cost to complete on this project by $19 million, primarily due to increased cost estimates to complete the onshore scope. Although the project suffered negative cost estimate changes during 2013 and 2014, it remained in an overall profitable position and is substantially complete.

ASA—Operating income was $55 million in 2014, compared to an operating loss of $72 million in 2013. The improvement was primarily driven by an improvement of $167 million on the Siakap subsea development project in 2014 compared to 2013. This project was significantly impacted by project charges associated with net changes in estimates of approximately $127 million related to the availability of marine vessels in 2013, as discussed in Note 3, Use of Estimates, to our Consolidated Financial Statements. During 2014, this project experienced positive changes in cost estimates of approximately $34 million, mainly due to productivity improvements on our marine vessels and offshore support activities and project close-out savings. An improvement of $17 million resulted primarily from additional recovery in 2014 on the Macedon project that was completed in 2013. This project was impacted by project charges associated with changes in estimates related to negotiations with the customer in 2013. In addition, increased fabrication activity on the Ichthys project and increased marine activity on the Champion Waterflood project, completed in 2014, resulted in a combined improvement of $54 million in 2014 as compared to 2013. The improvement was partially offset by an approximately $107 million decline in operating income from the KTT project that was completed in 2013, which had significant marine activity in 2013, including approximately $50 million relating to successful project close-out negotiations and the resolution of pending change orders with our customer. In addition, completion of the KPOC, Gorgon and Kepodang gas development projects, each of which had higher activity in 2013, resulted in a decrease in operating income of approximately $36 million in 2014.

Other Items in Operating Income

Selling, general and administrative expenses increased by $16 million from $193 million in 2013 to $209 million in 2014, primarily due to higher benefit expense and higher administrative expense in the North Sea and Africa regions.

Impairment loss decreased by $94 million in 2014 compared to 2013. In June 2014, we cancelled a pipelay system originally intended for the CSV 108, which resulted in an $11 million improvement to the cancellation cost estimate included in the $38 million of vessel-impairment charges recognized in 2013 (discussed below). This was partially offset by a charge of $2 million recorded in 2014 related to the full impairment of certain of our intangible assets. In 2013, we recorded a goodwill impairment of $47 million, which represented the total amount of our goodwill, primarily related to a 2007 acquisition. Based on market conditions and expected future utilization of our entire marine fleet, we had also recognized impairment charges totaling approximately $38 million in 2013 related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction.

Loss (gain) on disposal of assets was $46 million in 2015, a $31 million positive increase from prior year, primarily due to a gain of approximately $25 million from the sale of our Harbor Island facility near Corpus Christi, Texas.

Restructuring expenses decreased by $18 million from $36 million in 2013 to $18 million in 2014, primarily due to lower expense relating to Americas restructuring in 2014.

Loss from investments in unconsolidated affiliates decreased by $8 million, from $16 million to $8 million in 2014, primarily due to improved results generated by our FloaTEC joint venture.

Other Income (Expense)

Interest expense, net for 2014 was significantly impacted by increased interest expense related to our term loan and senior secured notes.  Net interest expense in 2014 was $61 million as compared to net interest income of $1 million in 2013. With the completion of the financing transactions in April 2014 discussed in Note 9, Debt, to our Consolidated Financial Statements, we terminated the bridge loan commitment we had obtained from an affiliate of Goldman, Sachs, & Co. (“Goldman Sachs”). As a result of the termination of the bridge loan commitment, the fee we previously paid to Goldman Sachs to obtain the bridge loan commitment was recognized as interest expense in the first half of 2014. Due to the replacement of our former credit agreement, the unamortized issuance fees related to the former credit agreement were also recognized as interest expense in the first half of 2014. The total additional interest expense related to these items was approximately $28 million.

Gain on foreign currency, net decreased by $10 million, from income of $17 million in 2013 to income of $7 million in 2014, primarily due to lower derivative instruments and hedging activities gains. For derivative instruments and hedging activities, approximately $7 million of gain was recognized in 2014, compared to approximately $13 million of gain in 2013. The foreign currency exchange gains were under $0.5 million in 2014 compared to foreign currency exchange gains of approximately $4 million in 2013.

Provision for Income Taxes

Our loss before provision for income taxes and non-controlling interests was $45 million and $441 million for 2014 and 2013, respectively. Provision for income taxes was $20 million and $49 million for 2014 and 2013, respectively.  We were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily Kuwait and Singapore).  In addition, our provision for incomes taxes decreased as a result of changes in tax positions taken in prior periods, primarily related to expiring statute of limitations in certain foreign tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $11 million and $19 million in 2014 and 2013, respectively, an $8 million decrease, primarily due to decreased activity and lower net income at two of our consolidated affiliates during 2014.

Inflation and Changing Prices

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), generally using historical U.S. dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

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

Cash and Cash Equivalents

As of December 31, 2015, we had $782 million cash and cash equivalents and restricted cash compared to $853 million as of December 31, 2014. At December 31, 2015, we had $36 million of cash in jurisdictions outside the U.S., principally in the United Kingdom, Saudi Arabia, and Indonesia. Approximately 1% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us.

At December 31, 2015, we had restricted cash and cash equivalents totaling $117 million compared to $188 million as of December 31, 2014. The decrease is primarily associated with the $65 million reduction in cash collateral under the LC Facility. The amount as of December 31, 2015 and 2014 includes $102 million and $154 million of cash collateral for letters of credit which generally may be replaced with letters of credit under the LC Facility.

Cash Flow Activities

Operating activities―Net cash provided by operating activities in 2015 and 2014 was $55 million and $7 million, respectively, and net cash used by operating activities in 2013 was $257 million.

The cash provided (used) by operating activities primarily reflected our net loss, adjusted for non-cash items and changes in components of our working capital—accounts receivable, contracts in progress net of advance billings on contracts, and accounts payable.    Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on backlog as we complete certain phases of the project.

We believe our anticipated future operating cash flows and capacity under our credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.

In the first half of  2015, we reached agreements with a representative we previously utilized in our Middle East operations and certain of its affiliates and associates regarding:  (1) the value and timing of payment of ongoing future amounts that were to be paid under a representation agreement that we elected to allow to expire, with respect to: (a) commissions on customer contracts that we had entered into prior to such expiration; and (b) future commissions payable on customer contracts we expected to enter into during a specified post-expiration period under the representation agreement (pursuant to provisions that provided for commissions to be payable on customer contracts entered into during such post-expiration period); and (2) our repurchase of shares of capital stock in one of our subsidiaries previously held by them.  Under these agreements, we agreed to make a series of payments in respect of the commissions that were expected to become due and payable under the prior arrangement.  We paid approximately $21 million in March 2015, $26 million in April 2015 and $4 million in the second half of 2015 in connection with these agreements.  In connection with those payments, we have recorded amounts in both “contracts in progress” and “other assets,” which we intend to reduce over time as expenses are recognized on the associated customer contracts in accordance with percentage-of-completion accounting.

Investing activities―Our net cash used in investing activities was $25 million, $409 million and $231 million in 2015, 2014 and 2013, respectively.

The change in cash used in investing activities in 2015 compared to 2014 was primarily due to lower capital expenditures and a decrease in restricted cash and cash equivalents attributable to the reduction in cash collateral under the LC Facility in 2015. A lower level of capital spending in 2015 compared to 2014 was primarily due to the delay in completion of our Deepwater Lay Vessel 2000 (“DLV 2000”), resulting from deferrals of milestone payments, and lower payments in 2015 for our CSV 108 vessel, which was completed and put in service in the first quarter of 2015.

The change in cash used in investing activities in 2014 compared to 2013 was primarily due to higher capital expenditures and an increase in restricted cash and cash equivalents attributable to the proceeds from the financing transactions in 2014. Higher capital expenditures were primarily due to milestone payments for DLV 2000 and CSV 108 vessels, which were under construction.

Financing activities. Our net cash used in financing activities was $28 million in 2015, compared to net cash provided by financing activities of $951 million in 2014. The change was primarily attributable to the financing transactions completed in April 2014.

Our net cash provided by financing activities was $951 million in 2014, compared to net cash used in financing activities of $34 million in 2013. The change was primarily attributable to the financing transactions completed in April 2014.

Credit facilities and Debt

Our primary internal source of liquidity is cash flow generated from operations and cash on hand. Capacity under our existing credit arrangements is also available, if necessary, to provide necessary letters of credit, bank guarantees and surety bonds. These letters of credit, bank guarantees and surety bonds are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts.

Credit Agreement

During April 2014, we refinanced our obligations under, and replaced in its entirety, our then-existing $950 million credit agreement with a new credit agreement (the “Credit Agreement”), which initially provided for:

•	a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), which is scheduled to mature in 2017; and
•	a $300 million first-lien, second-out five-year term loan (the “Term Loan”), which is scheduled to mature in 2019.

The indebtedness and other obligations under the Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). In connection with the Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the Credit Agreement, which we have capitalized and are amortizing to interest expense over the respective terms of the LC Facility and the Term Loan. We also paid certain fees to the initial purchasers of the senior secured notes and to the underwriter of the tangible equity units referred to below, which we have capitalized and are amortizing to interest expense over the respective terms of the related indebtedness.

LC Facility and Cash-Collateralized Bilateral Letters of Credit—In October 2015, we entered into an Amendment No. 1 and Commitment Increase Supplement (the “Commitment Increase Supplement”), which amended the Credit Agreement primarily to increase the existing LC Facility from $400 million to $520 million, by adding to the Credit Agreement a new letter of credit lender and by allowing existing letter of credit lenders to increase their respective letter of credit commitments.  Costs associated with the Commitment Increase Supplement were not material. Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. Financial letters of credit do not support ordinary course of business performance obligations or bids. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility.

As of December 31, 2015 and 2014, the aggregate face amount of letters of credit issued under the LC Facility was $384 million and $196 million, respectively. There were no financial letters of credit issued under the LC facility as of either date. The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of December 31, 2015 and 2014, we had an aggregate face amount of approximately $102 million and $89 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $45 million and $20 million, respectively.

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

The LC Facility requires us to generate consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”) of minimum amounts over the term of the LC Facility. As of December 31, 2015 the Covenant EBITDA required over the remaining term of the LC Facility is a minimum of $251 million. The Covenant EBITDA is a non-GAAP measure, with a specific definition under the terms of the LC Facility.  The definition includes a provision for increasing the Covenant EBITDA calculation results by an amount up to $40 million on a trailing twelve month (TTM) basis, less the aggregate amount of all adjustments for prior periods. As of December 31, 2015, we had not increased the Covenant EBITDA and, as of December 31, 2014, we had increased the Covenant EBITDA by approximately $12 million, on the TTM basis. As of December 31, 2015, the remaining provision available for further utilization was $28 million.

On February 19, 2016, we entered into an Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

A comparison of the Covenant EBITDA covenant and current compliance is as follows:

	Twelve months ended	Twelve months ended	Twelve months ended	Twelve months ended	Twelve months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(In millions)
Calculated Covenant EBITDA (TTM)	$338.4	$322.6	$272.8	$198.8	$130.9
Provision utilized (TTM)	-	-	5.5	5.5	12.0
Actual Covenant EBITDA attributable to McDermott International, Inc. (TTM)	$338.4	$322.6	$278.3	$204.3	$142.9

Required Covenant EBITDA (TTM)	$251.0	$227.0	$170.0	$169.0	$127.0

Covenant EBITDA is presented above for the purpose of disclosing our compliance with the covenants in the Credit Agreement. Covenant EBITDA is not a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The GAAP measure most directly comparable to Covenant EBITDA is net income. Covenant EBITDA has a specific definition as per the LC Facility and may differ in the method of calculation from similarly titled measures used by other companies.

The following shows the calculation of Covenant EBITDA based on net income for each of the periods presented:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$(18.7)	$3.7	$11.5	$(14.5)	$8.2
Adjustments:
Interest Expense (including interest capitalized)	17.9	18.6	18.4	18.7	18.9
Tax expense (benefit)	21.5	9.1	16.5	4.9	10.3
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	27.3	27.8	27.7	31.1	26.1
Other items:
Equity (income) loss	2.7	4.5	7.5	6.7	2.2
(Gain) loss on assets disposal	-	(0.1)	1.9	(0.4)	0.1
Impairment loss	-	-	6.8	-	-
Restructuring - asset impairment and disposal	-	-	3.3	4.2	-
Restructuring - other expense	8.7	6.3	12.1	6.2	6.0
Pension expense	24.5	(1.6)	(1.2)	(1.5)	(3.3)
Others	4.8	6.0	9.5	6.0	4.4
Total adjustments	$107.4	$70.6	$102.5	$75.9	$64.7

Calculated Covenant EBITDA attributable to McDermott International, Inc.	88.7	74.3	114.0	61.4	72.9

Calculated Covenant EBITDA attributable to McDermott International, Inc. - Cumulative/TTM	338.4	322.6	272.8	198.8	130.9

The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.2:1.0. As of December 31, 2015, the actual ratio was 2.11 to 1.0.

The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200 million of minimum available cash at the end of each quarter. We have remained in compliance with the covenants under the LC Facility through December 31, 2015.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan—The Term Loan bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “Floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%. The Term Loan was incurred with 25 basis points of original issue discount.

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions. As of December 31, 2015 and 2014, we had $296 million and $299 million, respectively, in borrowings outstanding under the Term Loan, of which $3 million was classified as current notes payable as of both dates.

The Term Loan requires mandatory prepayments from:  (1) the proceeds from the sale of assets, as well as insurance proceeds, in each case subject to certain exceptions, to the extent such proceeds are not reinvested in our business within 365 days of receipt; (2) net cash proceeds from the incurrence of indebtedness not otherwise permitted under the Credit Agreement; and (3) 50% of amounts deemed to be “excess cash flow,” subject to specified adjustments. The Term Loan also requires $750,000 quarterly payments of principal.

The Term Loan requires compliance with various customary affirmative and negative covenants. We are required to maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.0. As of December 31, 2015, the actual ratio was 4.28 to 1.0.

Under the terms of the Credit Agreement we are restricted in our ability to pay junior priority indebtness, which would include dividends to MDR shareholders to $50 million prior to April 16, 2017 and $150 million after April 16, 2017.

Senior Notes

In April 2014 we issued $500 million in aggregate principal amount of 8% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021. As of December 31, 2015 and 2014, there was $500 million principal amount of Senior Notes outstanding.

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

Tangible Equity Units

In April 2014, we issued 11,500,000 6.25% tangible equity units (“Units”), each with a stated amount of $25. Each Unit consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note, bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017.

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240 million. As of December 31, 2015, the Amortizing Notes were recorded as long-term debt totaling $25 million, of which $16 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts totaled 40.9 million at December 31, 2015 and 2014, based on the maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean 105 Financing

On September 30, 2010, MDR, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MDR unconditionally guaranteed all amounts to be borrowed under the agreement. The agreement has $41 million and $49 million in borrowings outstanding as of December 31, 2015 and 2014, respectively, bears interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments of $4 million, which commenced on October 1, 2012.

Bank Guarantees

In 2015, MDR executed a reimbursement agreement with a Middle East-based bank which provides an uncommitted line of credit in support of our contracting activities in the Middle East.  There are no administrative or commitment fees associated with the agreement.  As of December 31, 2015, bank guarantees issued under that agreement were $18 million.  Bank guarantees issued under other general reimbursement arrangements totaled $100 million and $56 million as of December 31, 2015 and 2014, respectively.

Capital Expenditures

As part of our strategic growth program, our management regularly evaluates our marine vessel fleet and our fabrication yard construction capacity to ensure our fleet and construction capabilities are adequately aligned with our overall growth strategy. These assessments may result in capital expenditures to construct, upgrade, acquire or operate vessels or acquire or upgrade fabrication yards that would enhance or grow our technical capabilities, or may involve engaging in discussions to dispose of certain marine vessels or fabrication yards.

Capital expenditures for 2015, 2014 and 2013 were $103 million, $321 million and $284 million, respectively. 2015 capital expenditures were primarily attributable to the construction of the DLV 2000, as well as certain upgrades and equipment expenditures associated with other vessels in our marine fleet. Capital expenditures in 2014 and 2013 were primarily attributable to construction of the DLV 2000 and CSV 108 vessels, development of our Altamira, Mexica fabrication yard, and certain upgrades and equipment expenditures associated with other vessels in our marine fleet.  The CSV 108 vessel was substantially complete at December 31, 2014, and the vessel was put into service in February 2015.

As of December 31, 2015, we have an outstanding obligation of $189 million, excluding capitalized interest, related to the construction of the DLV 2000, all of which is due in 2016.

In October 2014, we exercised our option to purchase the interest of our joint venture partner, Oceanteam Shipping ASA, in the NO 102 vessel-owning entities, at a net cost of approximately $33 million. We completed the acquisition of the additional interest in December 2014.

Contractual Obligations

In the table below, we set forth our contractual and other obligations as of December 31, 2015. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual and other obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Debt and capital lease obligations(1)	$864,111	$28,062	$31,866	$304,186	$499,997
Estimated interest payments(2)	282,576	58,726	117,778	86,072	20,000
Operating leases(3)	245,152	25,860	47,349	27,717	144,226
DLV 2000 obligations(4)	188,626	188,626	-	-	-
Purchase obligations	99,718	75,822	23,896	-	-

(1)	Amounts represent the expected cash payments for the principal amounts related to our debt, including capital lease obligations. Amounts do not include any deferred issuance costs and interest.
(2)	Amounts represent the expected cash payments for interest on our long-term debt and capital lease obligations.
(3)	Amounts represent future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more.
(4)	Amounts represents outstanding obligation related to our vessel construction contract on the DLV 2000.

We have recorded a $53 million liability as of December 31, 2015 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows (in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contingent commitments	$603,776	170,563	246,285	76,881	110,047

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and accompanying notes are presented in U.S. Dollars and prepared in accordance with GAAP. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We believe the following are our most critical accounting policies applied in the preparation of our Consolidated Financial Statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  This discussion should be read in conjunction with our Consolidated Financial Statements and related notes included in this annual report.

Use of Estimates―We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a variety of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results.

The following is a discussion of our most significant changes in estimates, which impacted 2015 and 2014 operating income.

Year ended December 31, 2015

Operating income for 2015 was impacted by net favorable changes in cost estimates totaling approximately $53 million.

AEA―The segment had net favorable changes in estimates aggregating approximately $10 million. During 2015, the extension of the PB Litoral project completion date resulted in a $12 million reversal of liquidated damages. The Agile charter project provided $11 million of favorable changes due to (1) productivity improvements and (2) our cost reduction initiatives. Those were partly offset by a $17 million charge associated with a legal settlement, see Note 17, Commitments and Contingencies.  Other projects experienced net favorable changes in estimate of $4 million, which were individually not material.

MEA―The segment had net favorable changes in estimates aggregating approximately $20 million.  Two Saudi Aramco projects were positively impacted in aggregate $24 million related to: (1) productivity improvements and associated cost savings on the Intermac 406 vessel, which is working on the Abu Ali cable-lay project; and (2) offshore installation-related cost savings as well as reimbursement for standby cost incurred on the Manifa project.  The KJO Hout project in the Neutral Zone was positively impacted by $9 million due to a favorable discussion with the customer on reimbursement for vessel downtime and cost savings resulting from customer-approved design optimization.  Those net favorable changes were partly offset by a $20 million change in estimate to complete on the ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work. Other projects experienced net positive changes in estimate of $7 million, which were individually not material.

ASA―The segment had net favorable changes in estimates aggregating approximately $23 million. It was positively impacted by $5 million benefit on our Ichthys project due to project execution cost savings. Our Gorgon MRU project in the ASA had net positive changes in estimates of $4 million due to close out improvements. Other multiple projects experienced net positive changes in estimate of $14 million, which were individually not material.

Year ended December 31, 2014

Operating income for 2014 was impacted by changes in estimates relating to projects in each of our segments.

AEA―The segment was negatively impacted by net unfavorable changes in estimates aggregating $37 million associated with five projects. On the PB Litoral, an EPCI project in Mexico, we increased our estimated cost to complete by approximately $69 million, due to liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity, and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the first quarter of 2016. On the Jack & St. Malo subsea project, in the Gulf of Mexico, we increased our estimated cost to complete by approximately $6 million, primarily due to equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed in 2014. On a fabrication project in Morgan City, the BG Comp Module, completed during 2013, we reduced our cost recovery estimates by approximately $8 million, mainly based on an agreement in principle with the customer in 2014, which resulted in lower-than-anticipated recoveries. These negative impacts were partially offset by $40 million of project close-out improvements on the Papa Terra EPCI project in Brazil, which resulted from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. We also recognized $5 million of cost reductions on the Gulf of Mexico, a marine installation project in, the Gulfstar project, primarily due to project close-out improvements.

MEA―The segment was negatively impacted by net unfavorable changes aggregating about $4 million, primarily attributable to changes on four projects. On Safaniya Phase-2, a Saudi Aramco EPCI project, we increased our estimated cost at completion by approximately $23 million, net.  Increases of $43 million were primarily as a result of vessel downtime due to weather and standby delays, and were partially offset by increased cost recovery estimates of approximately $20 million based on positive discussions with the customer during the fourth quarter of 2014. On Safaniya Phase-1, another Saudi Aramco project, we increased our estimated cost to complete by $19 million, primarily as a result of increased cost estimates to complete the onshore scope. Although the project recognized a loss in 2013, it remains in an overall profitable position and is substantially complete. On the KJO Ratawi project, we increased our estimated costs to complete by approximately $12 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work. This project was completed in the third quarter of 2015. These negative changes were partially offset by approximately $54 million of increased cost recovery estimates on a completed pipelay project in the Caspian based on positive negotiations with the customer in 2014, in connection with the ongoing project close-out process.

ASA―The segment experienced net favorable changes aggregating approximately $52 million, primarily attributable to changes in estimates on seven projects. Changes in estimates on the Siakap subsea development (“Siakap”) project in Malaysia resulted in an improvement of approximately $34 million in 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as the favorable resolution of cost contingencies relating to offshore performance risks. On the BSP Champion marine installation project in Brunei, a reduction in estimated cost to complete due to productivity improvements on marine vessels and offshore support activities resulted in project savings of approximately $12 million. On the Dai Hung SURF and Macedon projects, insurance claim collection and final project close-out adjustments resulted in an additional recovery of approximately $10 million during in 2014. In addition, completion of the Sepat FEED and Esso KTT projects resulted in project close-out savings of approximately $6 million. These positive changes were partially offset by a negative change in estimate of $11 million on the Ichthys project in Australia, primarily due to lower than expected fabrication productivity, increase in procurement costs as well as an increase in marine costs primarily due to changes in marine asset utilization.

Revenue Recognition—We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved.

At the outset of each project, we prepare a detailed analysis of our estimated cost to complete the project.  Total estimated project costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. In order to record revenue and profits on these projects, we multiply the total estimated profit over the life of the project by the current percentage towards completion based on the appropriate units noted above. Estimated losses on a project are recorded in full in the period the loss becomes known.

Estimated profit over the life of a project includes consideration of contract price, change orders, claims, costs incurred and estimated costs to complete.  Change orders, which are a normal and recurring part of our business, can increase (sometimes substantially) the future scope and cost of a job. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts we expect to recover or costs incurred. To the extent claims included in backlog are not resolved in our favor, there could be reductions in, or reversals of previously reported amounts of, revenues and profits, and charges against current earnings, which could be material.

We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period, when those estimates are revised. External factors such as weather, customer requirements, timely availability of materials, productivity, and other factors outside of our control may affect the progress and estimated cost of a project’s completion which could materially impact the timing and amount of our revenue and income recognition. See Note 1, Basis of Presentation and Significant Accounting Policies, and Note 2, Revenue Recognition, to our Consolidated Financial Statements for further information.

Loss Contingencies― We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized in selling, general and administrative expenses as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Pension and Postretirement Benefit Plans—We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets adjusted for the current period actuarial gains and losses. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our investment consultant, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market value of our plan assets. The expected long-term rate of return is based on the expected return of the various asset classes held in the plan, weighted by the target allocation of the plan’s assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plan.

		Effect on
	Pretax Pension Expense in 2015	Pension Benefit Obligation at December 31, 2015
	(In Millions)
25-basis-point change in discount rate	$13	$13
25-basis-point change in expected long-term rate of return	1	-

See Note 10, Pension and Postretirement Benefits, to our Consolidated Financial Statements included in this annual report for information on our pension plans.

Impairment—We review our tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

Deferred Taxes—We believe that our deferred tax assets recorded as of December 31, 2015 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 14, Income Taxes, to our Consolidated Financial Statements for information on our deferred taxes.

Accounting and Reporting Changes

For a discussion of the potential impact of new accounting pronouncements on our Consolidated Financial Statements, see Note 1, Basis of Presentation and Significant Accounting Policies, to our Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in currency exchange rates and interest rate risk. Our exposure to market risk from changes in interest rates relates primarily to the Term Loan, cash equivalents and our investment portfolio, which primarily consists of investments in commercial paper and other highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.

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

We have exposure to changes in interest rates under the Term Loan.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, and Note 9, Debt, to the Consolidated Financial Statements included in this annual report. As of December 31, 2015, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

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

At December 31, 2015:	Principal Amount by Expected Maturity (in thousands)
	Years Ending December 31,							Fair Value at
								December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Investments	$-	$-	$-	$-	$-	$746	$746	$746
Average Interest Rate
Long-term Debt — fixed rate	25,062	17,260	8,606	9,516	8,170	499,997	568,611	480,827
Average Interest Rate	7.64%	7.72%	7.79%	7.87%	7.96%	7.98%
Long-term Debt — floating rate	3,000	3,000	3,000	286,500	-	-	295,500	296,807
Average Interest Rate	5.42%	5.99%	6.36%	6.40%

The impact of a hypothetical 10% change in interest rates as of December 31, 2015 would be under $2 million of interest charges.

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2015 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (In thousands)

Foreign Currency	Year Ending December 31, 2016	Fair Value at December 31, 2015	Average Contractual Exchange Rate
Australian Dollar	$263,795	$(17,161)	0.7875
Danish Krone	32,768	(1,362)	6.5630
Euros	77,335	(2,186)	1.1222
Pound Sterling	4,918	(89)	1.5266
Indian Rupee	12,495	(25)	68.0214
Norwegian Kroner	84,704	(4,421)	8.3048
Singapore Dollar	116,555	952	1.4314
Swiss Franks	14,489	(690)	0.9448

Foreign Currency	Year Ending December 31, 2017	Fair Value at December 31, 2015	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(3,957)	0.9062
Swiss Franks	287	(4)	0.9599
Indian Rupee	9,976	215	71.5669
Euros	6,279	(56)	1.1145

A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollar as of December 31, 2015 would result in a $48 million, pre-tax, loss.

For 2014 and 2013, gain on foreign currency, net in the Consolidated Statements of Operations was $7 million and $17 million, respectively. For 2015 the amount was under $1 million U.S. dollars.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2016

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)
Revenues	$3,070,275	$2,300,889	$2,658,932

Costs and Expenses:
Cost of operations	2,691,284	2,113,013	2,801,426
Selling, general and administrative expenses	217,239	208,564	193,126
Impairment loss (recovery)	6,808	(9,002)	84,482
Loss (gains) on asset disposals	1,443	(46,201)	(15,200)
Restructuring expenses	40,819	18,113	35,727
Total costs and expenses	2,957,593	2,284,487	3,099,561

Loss from Investments in Unconsolidated Affiliates	(21,486)	(7,848)	(16,116)

Operating Income (Loss)	91,196	8,554	(456,745)

Other Income (Expense):
Interest income (expense), net	(50,058)	(60,877)	1,353
Gain (loss) on foreign currency, net	(464)	7,234	16,872
Other income (expense), net	2,450	(232)	(2,339)
Total other income (expense)	(48,072)	(53,875)	15,886

Income (loss) before provision for income taxes and noncontrolling interests	43,124	(45,321)	(440,859)

Provision for income taxes	51,963	20,073	49,051

Net Loss	(8,839)	(65,394)	(489,910)

Less: net income attributable to noncontrolling interest	9,144	10,600	18,958

Net loss attributable to McDermott International, Inc.	$(17,983)	$(75,994)	$(508,868)

Loss per share
Net loss attributable to McDermott International, Inc.
Basic:	(0.08)	(0.32)	(2.15)
Diluted:	(0.08)	(0.32)	(2.15)

Shares used in the computation of loss per share:
Basic:	238,240,763	237,229,086	236,514,584
Diluted:	238,240,763	237,229,086	236,514,584

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net Loss	$(8,839)	$(65,394)	$(489,910)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	6	3	2,554
Gain (loss) on derivatives	18,480	(37,537)	(57,176)
Foreign currency translation	(14,713)	(12,653)	804
Other comprehensive income (loss), net of tax	3,773	(50,187)	(53,818)
Total Comprehensive Loss	$(5,066)	$(115,581)	$(543,728)
Less: Comprehensive Income Attributable to Non-controlling Interests	9,064	10,511	18,903
Comprehensive Loss Attributable to McDermott International, Inc.	$(14,130)	$(126,092)	$(562,631)

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$664,844	$665,309
Restricted cash and cash equivalents	116,801	187,585
Accounts receivable – trade, net	208,474	143,370
Accounts receivable – other	66,689	79,915
Contracts in progress	435,829	357,617
Deferred income taxes	8,133	7,514
Other current assets	34,641	46,071
Total Current Assets	1,535,411	1,487,381
Property, Plant and Equipment	2,467,352	2,487,815
Less accumulated depreciation	(856,493)	(830,467)
Net Property, Plant and Equipment	1,610,859	1,657,348
Accounts Receivable – Long-Term Retainages	155,061	137,468
Investments in Unconsolidated Affiliates	26,551	38,186
Deferred Income Taxes	10,689	17,313
Other Assets	48,505	79,183
Total Assets	$3,387,076	$3,416,879

Liabilities and Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$24,882	$23,678
Accounts payable	279,821	219,384
Accrued liabilities	330,943	369,749
Advance billings on contracts	164,773	199,865
Deferred income taxes	17,273	19,753
Income taxes payable	23,787	25,165
Total Current Liabilities	841,479	857,594
Long-Term Debt	819,001	840,791
Self-Insurance	18,653	17,026
Pension Liability	24,066	18,403
Non-current Income Taxes	52,559	49,229
Other Liabilities	84,597	94,722
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 246,841,128 and 245,209,850 shares, respectively	246,841	245,210
Capital in excess of par value (including prepaid common stock purchase contracts)	1,687,059	1,676,815
Accumulated Deficit	(260,884)	(239,572)
Treasury stock, at cost: 7,824,204 and 7,400,027 shares, respectively	(92,262)	(96,441)
Accumulated other comprehensive loss	(93,955)	(97,808)
Stockholders' Equity - McDermott International, Inc.	1,486,799	1,488,204
Noncontrolling interest	59,922	50,910
Total Equity	1,546,721	1,539,114
Total Liabilities and Equity	$3,387,076	$3,416,879

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net Loss	$(8,839)	$(65,394)	$(489,910)
Non-cash items included in net loss:
Depreciation and amortization	100,334	93,185	84,580
Drydock amortization	17,947	19,719	18,467
Loss (gain) on asset impairments	6,808	(9,002)	84,482
Stock-based compensation charges	16,593	18,565	21,100
Loss from investments in unconsolidated affiliates	21,486	7,848	16,116
Loss (gain) on foreign currency, net	6,238	(10,310)	(13,247)
Restructuring expense (gain)	7,473	(2,310)	18,044
Loss (gain) on asset disposals	1,443	(46,201)	(15,200)
Deferred income taxes	3,525	891	(5,359)
Pension expense	19,821	(4,291)	(3,865)
Debt issuance cost amortization	12,767	22,915	3,715
Other non-cash items	1,269	686	(2,164)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(82,697)	166,385	30,156
Contracts in progress net of advance billings on contracts	(113,338)	(10,695)	171,397
Accounts payable	78,646	(154,439)	(17,493)
Accrued and other current liabilities	(33,969)	(2,801)	(22,155)
Pension liability	(1,506)	(1,861)	(30,828)
Income taxes	1,778	(4,668)	(54,431)
Other assets and liabilities	(507)	(11,262)	(50,016)
Total cash provided by (used in) operating activities	55,272	6,960	(256,611)

Cash flows from investing activities:
Purchases of property, plant and equipment	(102,851)	(321,187)	(283,962)
(Increase) decrease in restricted cash and cash equivalents	70,784	(163,933)	(5,536)
Purchases of available-for-sale securities	-	(3,695)	(10,535)
Sales and maturities of available-for-sale securities	3,176	12,978	43,959
Investments in unconsolidated affiliates	(7,038)	(2,420)	(9,354)
Proceeds from asset dispositions	10,724	71,961	37,386
Other investing activities	417	(2,706)	(3,113)
Total cash used in investing activities	(24,788)	(409,002)	(231,155)

Cash flows from financing activities:
Proceeds from debt	-	1,328,875	296,000
Repayment of debt	(26,938)	(298,534)	(310,146)
Issuance of common stock	682	327	68
Repurchase of common stock	(1,720)	(1,707)	(1,106)
Payment of debt issuance costs	(170)	(39,112)	(4,905)
Distributions to noncontrolling interests	-	(6,352)	(13,743)
Acquisition of noncontrolling interest	(24)	(32,943)	-
Total cash provided by (used in) financing activities	(28,170)	950,554	(33,832)

Effects of exchange rate changes on cash and cash equivalents	(2,779)	(1,905)	153
Net increase (decrease) in cash and cash equivalents	(465)	546,607	(521,445)
Cash and cash equivalents at beginning of year	665,309	118,702	640,147
Cash and cash equivalents at end of year	$664,844	$665,309	$118,702

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes (net of refunds)	$40,560	$26,661	105,444
Cash paid for interest, net of amounts capitalized	40,690	28,390	-
Supplemental Disclosure of Noncash Investing Activities:
Non-cash investment in unconsolidated affiliates	2,396	-	-
Capital lease	-	3,407	-
Supplemental Disclosure of Noncash Financing Activities:
Non-cash acquisition of noncontrolling interest	-	11,136	-

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common	Capital in Excess	Retained Earnings/	Accumulated Other			Noncontrolling
	Stock Par Value	of Par Value	(Accumulated Deficit)	Comprehensive Loss	Treasury Stock	Stockholders’ Equity	Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2013	$243,442	$1,391,271	$345,290	$6,053	$(98,725)	$1,887,331	$64,774	$1,952,105
Net Income (loss)	-	-	(508,868)	-	-	(508,868)	18,958	(489,910)
Other comprehensive loss, net of tax	-	-	-	(53,763)	-	(53,763)	(55)	(53,818)
Common stock issued	529	(322)	-	-	-	207	-	207
Stock-based compensation charges	-	18,936	-	-	2,164	21,100	-	21,100
Purchase of treasury shares	-	-	-	-	(1,106)	(1,106)	-	(1,106)
Sales of subsidiary shares to NCI	-	4,613	-	-	-	4,613	20,896	25,509
Distributions to NCI	-	-	-	-	-	-	(13,743)	(13,743)
Other	300	(41)	-	-	(259)	-	-	-
Balance at December 31, 2013	$244,271	$1,414,457	$(163,578)	$(47,710)	$(97,926)	$1,349,514	$90,830	$1,440,344
Net Income (loss)	-	-	(75,994)	-	-	(75,994)	10,600	(65,394)
Other comprehensive loss, net of tax			-	(50,098)	-	(50,098)	(89)	(50,187)
Common stock issued	939	(612)	-	-	-	327	-	327
Stock-based compensation charges	-	13,324	-	-	3,192	16,516	-	16,516
Acquisition of NCI	-	11,136	-	-	-	11,136	(44,079)	(32,943)
Issuance of tangible equity units	-	240,044	-	-	-	240,044	-	240,044
Purchase of treasury shares	-		-	-	(1,707)	(1,707)	-	(1,707)
Sales of subsidiary shares to NCI	-	(1,534)	-	-	-	(1,534)	-	(1,534)
Distributions to NCI	-		-	-	-	-	(6,352)	(6,352)
Balance at December 31, 2014	$245,210	$1,676,815	$(239,572)	$(97,808)	$(96,441)	$1,488,204	$50,910	$1,539,114
Net loss	-	-	(17,983)	-	-	(17,983)	9,144	(8,839)
Other comprehensive loss, net of tax	-	-	-	3,853	-	3,853	(80)	3,773
Common stock issued	1,673	(8,750)	(3,329)	-	11,085	679	-	679
Stock-based compensation charges	-	20,753	-	-	(5,359)	15,394	-	15,394
Purchase of treasury shares	-	-	-	-	(1,720)	(1,720)	-	(1,720)
Share cancellation	(42)	(131)	-	-	173	-	-	-
Other	-	(1,628)	-	-	-	(1,628)	(52)	(1,680)
Balance at December 31, 2015	$246,841	$1,687,059	$(260,884)	$(93,955)	$(92,262)	$1,486,799	59,922	1,546,721

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MDR”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across Americas, Europe, Africa, the Middle East, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these notes to our consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MDR and its consolidated subsidiaries.

Basis of Presentation

We have presented our Consolidated Financial Statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These Consolidated Financial Statements include the accounts of McDermott International, Inc., its consolidated subsidiaries and controlled entities.  Subsidiaries are defined as being those companies over which we, either directly or indirectly, have control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date that such control ceases. All intercompany transactions and balances have been eliminated in consolidation.

Business Segments

We report financial results under three reporting segments consisting of (1) Americas, Europe, and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”).  We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments.  For financial information about our segments, see Note 19, Segment Reporting.

Revenue Recognition

Contracts―We determine the appropriate accounting treatment for each of our contracts with customers before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in contracts in progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in advance billings on contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and third-party subcontractors. Costs incurred prior to a project award are generally expensed during the period in which they are incurred. Total estimated project costs and resulting contract income are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition. We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit proportionate to the job percentage of completion during the period in which those estimates are revised. Revenue from unapproved change orders is generally recognized to the extent of the lesser of amounts we expect to recover and costs incurred. Additionally, to the extent that claims included in backlog, including those which arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in or reversals of previously reported amounts of revenues and profits and charges against current earnings which could be material.

Unapproved Change Orders―Change orders, which are a normal and recurring part of our business, can increase, sometimes substantially, the future scope and cost of a job. Therefore, change order awards, although frequently beneficial in the long term, can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits recognized to date.

Revenues and gross profit on contracts can be significantly affected by change orders that may not be approved by the customer until the later stages of a contract or subsequent to the date a project is completed. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. For certain contracts where it is probable that the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amounts management expects to recover and the costs expected to be incurred.

Claims Revenue—Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including those associated with weather and sea conditions. Claims revenue, when recorded, is only recorded to the extent of the lesser of the amounts management expects to recover and the associated costs incurred. We include certain unapproved claims in the applicable contract values when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unapproved change orders are not included in claims. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects, many of which are long-term in nature.

Deferred Profit Recognition―For contracts as to which we are unable to estimate the final profitability due to their uncommon nature, including first-of-a-kind projects, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these contracts, we only recognize gross margin when reliably estimable and the level of uncertainty has been significantly reduced, which we generally determine to be when the contract is at least 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical as deferred profit recognition contracts. If, while being accounted for under our deferred profit recognition policy, a current estimate of total contract costs indicates a loss, the projected loss is recognized in full and the project is accounted for under our normal revenue recognition guidelines.  Currently, we are not accounting for any projects under our deferred profit recognition policy.

Completed Contract Method―Under the completed contract method, revenue and gross profit is recognized only when a contract is complete or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project we could lose the ability to forecast costs to complete adequately based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. During 2015, 2014 or 2013, we did not enter into any contracts that we accounted for under the completed contract method.

Loss Recognition―A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor and vessel productivity, vessel repair requirements, weather downtime, subcontractor or supplier performance, pipeline lay rates or steel and other raw material prices. Increases in costs associated with our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

See Note 2, Revenue Recognition, for discussion on Revenue.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Those estimates and assumptions affect the amounts we report in our consolidated financial statements and accompanying notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 17, Commitments and Contingencies. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

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

Cash and Cash Equivalents

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. A majority of our restricted cash and cash equivalents serves as collateral for outstanding letters of credit, as further discussed in Note 9, Debt.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We establish allowances for doubtful accounts based on our assessments of our customers’ willingness and abilities to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.

Retainage, included in accounts receivable, represents amounts withheld from billings by our clients pursuant to provisions in the applicable contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions, such as performance guarantees.

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost. Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over an estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We do not depreciate property, plant and equipment classified as held for sale.

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

We capitalize drydocking costs in other assets when incurred and amortize the costs over the period of time between drydockings, which is generally five years.  We expense the costs of other maintenance, repairs and renewals, which do not materially prolong useful life of an asset, as we incur them.

Investments in Unconsolidated Affiliates

We account for equity investments using the equity method of accounting if we have the ability to exercise significant influence over, but not control of, an investee.  Significant influence generally exists if we have an ownership interest representing between 20% and 50% voting rights.  Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions.

We record our share of the profit or losses of the equity method investments, net of income taxes, in the Consolidated Statements of Operations.  When our share of losses in an equity investment equals or exceeds our interest in the equity investment, including any other unsecured receivables, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investment.

We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value.  When evidence of loss in value has occurred, we compare the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred.  If the estimated fair value is less than the carrying value and our management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment.

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

In certain cases, contracts with our customers contain provisions under which some payments from our customers are denominated in U.S. Dollars and other payments are denominated in a foreign currency. In general, the payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under ASC 815 - Derivatives and Hedging, are adjusted to fair value, and such changes are reflected through our results of operations. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivative Financial Instruments for additional information.

The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings generally are included as a component of gain (loss) on foreign currency—net in our Consolidated Statements of Operations.

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivables and accounts payable approximate their fair values due to the short maturity of those instruments. See Note 12, Fair Value Measurements, for additional information regarding fair value measurements.

Insurance and Self-Insurance

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on various assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. We reduced our self-insurance accruals, primarily due to fewer and less severe workers’ compensation claims, by $2 million, $8 million and $7 million during 2015, 2014 and 2013, respectively, and recognized these reductions in cost of operations in our Consolidated Statements of Operations.

Concentration of Credit Risk

Our principal customers are businesses in the offshore oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. We generally do not obtain any collateral for our receivables. See Note 19, Segment Reporting, for additional information about our operations in different geographic areas.

Pension and Postretirement Benefit Plans

We have both defined benefit (funded and unfunded) and defined contribution plans. For the defined benefit plans, a projected benefit obligation is calculated annually by independent actuaries using the unit credit method.

We recognize actuarial gains and losses on pension and postretirement benefit plans immediately in our operating results. These gains and losses are generally measured annually as of December 31 and accordingly will normally be recorded during the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated postretirement benefit obligation and postretirement benefit cost would be affected in future years.

Pension costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of expected return on plan assets and recognized in the Statement of Operations during the year.

For defined contribution plans, we pay contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. The contributions are recognized as employee benefit expense when due.

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

Impairment Review

We review our tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

Income Taxes

We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MDR is a Panamanian corporation that earns all of its income outside of Panama. As a result, we are not subject to income tax in Panama. We operate in various taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies, not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variations, along with changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

We believe that our deferred tax assets recorded as of December 31, 2015 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of net operating loss carryforwards.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 14, Income Taxes, for additional disclosures relating to income taxes.

Classification

During the quarter ended September 30, 2014, we committed to a plan to sell certain vessel equipment, including dynamic positioning thrusters and a deepwater pipelay winch system.  Those assets were classified as held for sale in subsequent quarterly and annual financial statements.  In June 2015, we reclassified those assets as held for use in Property, Plant and Equipment in our Consolidated Balance Sheet. The decision to reclassify these assets was based on our determination not to proceed with a sale and to explore alternative uses for these assets within our vessel fleet instead, which we expect to be economically advantageous compared to a sale in the current environment.

Our Consolidated Financial Statements classify current derivative financial instrument assets as a component of Other current assets and current derivative financial instrument liabilities as a component of Accrued liabilities. In 2014, $1 million of current derivative financial instrument assets and $32 million of derivative financial instrument liabilities were reported in Accounts receivable–other and Accounts payable, respectively.

Recently Issued and Adopted Accounting Guidance

Debt—In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of debt issuance costs will continue to be calculated using the interest method and reported as interest expense.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies guidance within ASU 2015-03 and establishes that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

Retrospective application of those ASUs are required for public entities for annual and interim periods beginning on or after December 15, 2015, and early adoption was permitted. We adopted ASU 2015-03 and ASU 2015-15 in the first quarter and the third quarter of 2015, respectively. As a result, our accompanying Consolidated Financial Statements reflect debt issuance costs related to long-term debt as components of Long-term debt. These costs were previously reported by us as Other Assets (see Note 9, Debt). Costs associated with line-of-credit arrangements continue to be reported as Other Assets. All comparable periods presented have been revised to reflect this change.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2015

Financial Assets and Liabilities—In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  Under this new guidance, entities will be required to measure all investments in equity securities, not subject to equity method or consolidation accounting, at fair value with changes recognized in net income.  Fair value changes related to instrument-specific credit risk in financial liabilities accounted for under the fair value option in ASC 825 must be recorded in other comprehensive income instead of earnings.  It also changes presentation and disclosure requirements for financial assets and liabilities.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption not permitted except related to the changes in fair value for financial liabilities.  We are currently assessing the impact of these amendments on our future Consolidated Financial Statements and related disclosures.

Income Tax—In November 2015, the FASB issued ASU 2015-07, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  Under this ASU an entity shall classify deferred tax assets and liabilities as noncurrent.  Early adoption is permitted.  Our prospective adoption of this amendment is not expected to have a material impact on the presentation of our Consolidated Financial Statements.

Consolidation—In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. Early adoption was permitted. Our adoption of this ASU is not expected to have a material impact on the accompanying Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends and changes the consolidation analysis currently required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities or voting interest entities; affects the analysis performed by reporting entities regarding variable interest entities, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. Our adoption of this ASU is not expected to have a material impact on the accompanying Consolidated Financial Statements.

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

NOTE 2—REVENUE RECOGNITION

Claims Revenue

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with such claims was $10 million and $7 million as of December 31, 2015 and 2014, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue in their 2015, 2014 and 2013 financial results.

None of the claims included in our estimates at completion at December 31, 2015 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

As of December 31, 2015, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

As of December 31, 2015, two significant active projects in our AEA segment were in loss positions, as a result of which future revenues are expected to equal costs when recognized. PB Litoral, an EPCI project, in Mexico, is expected to be completed in the first quarter of 2016, and the five-year Agile vessel charter project in Brazil is expected to be completed in the first quarter of 2017. Total backlog related to all projects in loss positions was approximately $75 million as of December 31, 2015. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

NOTE 3—USE OF ESTIMATES

The following is a discussion of our most significant changes in estimates, which impacted 2015, 2014 and 2013 operating income.

Year ended December 31, 2015

Operating income for 2015 was impacted by net favorable changes in cost estimates totaling approximately $53 million.

AEA―The segment had net favorable changes in estimates aggregating approximately $10 million. During 2015, the extension of the PB Litoral project completion date resulted in a $12 million reversal of liquidated damages. The Agile charter project provided $11 million of favorable changes due to (1) productivity improvements and (2) our cost reduction initiatives. Those were partly offset by a $17 million charge associated with a legal settlement, see Note 17, Commitments and Contingencies.  Other projects experienced net favorable changes in estimate of $4 million, which were individually not material.

MEA―The segment had net favorable changes in estimates aggregating approximately $20 million.  Two Saudi Aramco projects were positively impacted in aggregate $24 million related to: (1) productivity improvements and associated cost savings on the Intermac 406 vessel, which is working on the Abu Ali cable-lay project; and (2) offshore installation-related cost savings as well as reimbursement for standby cost incurred on the Manifa project.  The KJO Hout project in the Neutral Zone was positively impacted by $9 million due to a favorable discussion with the customer on reimbursement for vessel downtime and cost savings resulting from customer-approved design optimization.  Those net favorable changes were partly offset by a $20 million change in estimate to complete on the ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work. Other projects experienced net positive changes in estimate of $7 million, which were individually not material.

ASA―The segment had net favorable changes in estimates aggregating approximately $23 million. It was positively impacted by $5 million benefit on our Ichthys project due to project execution cost savings. Our Gorgon MRU project in the ASA had net positive changes in estimates of $4 million due to close out improvements. Other multiple projects experienced net positive changes in estimate of $14 million, which were individually not material.

Year ended December 31, 2014

Operating income for 2014 was impacted by changes in estimates relating to projects in each of our segments.

AEA―The segment was negatively impacted by net unfavorable changes in estimates aggregating $37 million associated with five projects. On the PB Litoral, an EPCI project in Mexico, we increased our estimated cost to complete by approximately $69 million, due to liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity, and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases. This project is in a loss position and is estimated to be completed in the first quarter of 2016. On the Jack & St. Malo subsea project, in the Gulf of Mexico, we increased our estimated cost to complete by approximately $6 million, primarily due to equipment downtime issues on the North Ocean 102 (the “NO 102”), our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed in 2014. On a fabrication project in Morgan City, the BG Comp Module, completed during 2013, we reduced our cost recovery estimates by approximately $8 million, mainly based on an agreement in principle with the customer in 2014, which resulted in lower-than-anticipated recoveries. These negative impacts were partially offset by $40 million of project close-out improvements on the Papa Terra EPCI project in Brazil, which resulted from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation. We also recognized $5 million of cost reductions on the Gulf of Mexico, a marine installation project in, the Gulfstar project, primarily due to project close-out improvements.

MEA―The segment was negatively impacted by net unfavorable changes aggregating about $4 million, primarily attributable to changes on four projects. On Safaniya Phase-2, a Saudi Aramco EPCI project, we increased our estimated cost at completion by approximately $23 million, net.  Increases of $43 million were primarily as a result of vessel downtime due to weather and standby delays, and were partially offset by increased cost recovery estimates of approximately $20 million based on positive discussions with the customer during the fourth quarter of 2014. On Safaniya Phase-1, another Saudi Aramco project, we increased our estimated cost to complete by $19 million, primarily as a result of increased cost estimates to complete the onshore scope. Although the project recognized a loss in 2013, it remains in an overall profitable position and is substantially complete. On the KJO Ratawi project, we increased our estimated costs to complete by approximately $12 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work. This project was completed in the third quarter of 2015. These negative changes were partially offset by approximately $54 million of increased cost recovery estimates on a completed pipelay project in the Caspian based on positive negotiations with the customer in 2014, in connection with the ongoing project close-out process.

ASA―The segment experienced net favorable changes aggregating approximately $52 million, primarily attributable to changes in estimates on seven projects. Changes in estimates on the Siakap subsea development (“Siakap”) project in Malaysia resulted in an improvement of approximately $34 million in 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as the favorable resolution of cost contingencies relating to offshore performance risks. On the BSP Champion marine installation project in Brunei, a reduction in estimated cost to complete due to productivity improvements on marine vessels and offshore support activities resulted in project savings of approximately $12 million. On the Dai Hung SURF and Macedon projects, insurance claim collection and final project close-out adjustments resulted in an additional recovery of approximately $10 million during in 2014. In addition, completion of the Sepat FEED and Esso KTT projects resulted in project close-out savings of approximately $6 million. These positive changes were partially offset by a negative change in estimate of $11 million on the Ichthys project in Australia, primarily due to lower than expected fabrication productivity, increase in procurement costs as well as an increase in marine costs primarily due to changes in marine asset utilization.

Year ended December 31, 2013

In 2013, we recognized net project losses of approximately $315 million due to changes in estimates across all three operating segments.

AEA―The segment was negatively impacted by changes in estimates on six projects resulting in approximately $79 million of project losses. On the Hereema project in Morgan City, we incurred additional fabrication costs of approximately $9 million, primarily due to labor productivity. That project was completed during the fourth quarter of 2013. On the Kambesah marine project in Mexico, which was completed during 2012, we reversed previously recognized claim revenue by approximately $10 million due to unsuccessful claim resolution efforts. On the five-year charter of the Agile in Brazil, we increased the estimated cost to complete the project by approximately $9 million. The completion of this charter is expected during the first quarter of 2017. On two EPCI projects at Altamira, Ayatsil-B and PB Litoral, we increased our estimated costs at completion by approximately $41 million, primarily due to higher procurement costs, reduced labor productivity, and reduced utilization of the fabrication facility. Both of those projects were in loss positions. Ayatsil-B project was completed in 2014 and PB Litoral is expected to complete in the first quarter of 2016. On the Jack & St. Malo subsea project, we recognized a loss of approximately $10 million, primarily driven by liquidated damages due to the anticipated late arrival of vessels currently engaged on projects in Brazil and Malaysia. This project was completed in December 2014.

MEA―The segment was negatively impacted by losses of $174 million due to changes in estimates on four projects. On the pipelay project in the Caspian Sea, we reduced the estimate of cost recovery as a result of ongoing negotiations with the customer.  This project was completed in June 2014 with subsequent improvements of approximately $54 million in 2014, as discussed above. On Safaniya Phase-1, a Saudi Aramco EPCI project, we increased our estimated cost at completion by approximately $63 million, primarily as a result of revisions to the project’s execution plans, increases in our estimated cost to complete due to an extended offshore hookup campaign requiring multiple vessel mobilizations and delays in completion of onshore activities. On the KJO Ratawi EPCI project in the Neutral Zone, we increased our estimated cost to complete by approximately $17 million, primarily due to weather downtime and revisions to our estimated cost to complete the hookup campaign. On the KJO Hout EPCI project in the Neutral Zone, we increased our estimated cost to complete by approximately $16 million due to procurement and design issues which were settled on less favorable terms than previously expected.

ASA―The segment was negatively impacted by net losses of approximately $62 million due to changes in estimates on four projects. On the Siakap subsea development project in Malaysia, we increased our estimated cost at completion by approximately $127 million primarily due to downtime on the NO 105 resulting from mechanical and offshore productivity issues. This project was completed in June 2014 with subsequent improvements of approximately $34 million in 2014, as discussed above. On an EPCI project in Australia we completed a settlement with the customer which resulted in lower-than-expected recoveries. This project was completed in the first quarter of 2013 and the settlement documents were executed in February 2014. These deteriorations were partially offset by improvements on two projects. On an EPCI project in Australia, we reduced estimated costs to complete the project by approximately $64 million as a result of efficiencies and productivity improvements related to offshore hookup activities. This project was completed in early 2013. On a fabrication project in Australia, we increased our change order recovery and bonuses recognized by approximately $15 million resulting from settlements and achieved milestones. This project was completed in March 2014.

NOTE 4—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan included personnel reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments.

In addition, the Company continued its efforts to improve its cost structure by initiating the Additional Overhead Reduction program (“AOR”) during fourth quarter 2015.  AOR actions are expected to be substantially complete in the first quarter of 2016 and include personnel reductions affecting direct operating expense and SG&A. Under AOR, we expect to incur approximately $5 million in restructuring costs.

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

The following table presents restructuring costs incurred in 2015, 2014 and 2013, and costs expected to be incurred in the future, by major type of cost and by segment.

	Year ended December 31,			Incurred From inception to	Estimate of Remaining amounts
	2015	2014	2013	December 31, 2015	to be incurred	Total
	(In thousands)
Americas Restructuring
Impairments and write offs	$-	$(1,240)	$14,163	$12,923	$-	$12,923
Severance and other personnel-related costs	601	3,735	9,645	13,981	-	13,981
Morgan City environmental accrual	-	-	5,925	5,925	-	5,925
Morgan City yard-related expenses	1,707	6,675	4,175	12,557	-	12,557
Other	-	-	158	158	-	158
	2,308	9,170	34,066	45,544	-	45,544

Corporate Restructuring
Severance and other personnel-related costs	-	938	1,661	2,599	-	2,599
Legal and other advisor fees	-	3,204	-	3,204	-	3,204
Other	-	798	-	798	-	798
	-	4,940	1,661	6,601	-	6,601
MPI
Severance and other personnel-related costs
AEA	6,646	-	-	6,646	-	6,646
MEA	856	-	-	856	-	856
ASA	6,104	-	-	6,104	2,100	8,204
Corporate and other	1,611	-	-	1,611	-	1,611
Asset impairment and disposal
ASA	7,471	-	-	7,471	-	7,471
Legal and other advisor fees
Corporate	7,414	4,003	-	11,417	810	12,227
Other
AEA	692	-	-	692	-	692
ASA	5,934	-	-	5,934	3,090	9,024
Corporate and other	983	-	-	983	-	983
	37,711	4,003	-	41,714	6,000	47,714
AOR
Severance and other personnel-related costs
AEA	-	-	-	-	1,600	1,600
ASA	-	-	-	-	2,000	2,000
Corporate	-	-	-	-	600	600
Legal and other advisor fees
Corporate	800	-	-	800	800	1,600
	800	-	-	800	5,000	5,800

Total	$40,819	$18,113	$35,727	$94,659	$11,000	$105,659

By segment
AEA	$9,646	$9,170	$34,066	$52,882	$1,600	$54,482
MEA	856	-	-	856	-	856
ASA	19,509	-	-	19,509	7,190	26,699
Corporate	10,808	8,943	1,661	21,412	2,210	23,622
Total	$40,819	$18,113	$35,727	$94,659	$11,000	$105,659

In 2015 we reclassified certain MPI-related legal and other advisory fees of $4 million incurred in 2014 from Corporate restructuring costs to MPI costs.

The following table presents a roll forward of accrued liabilities associated with our restructuring activities:

	December 31, 2014	Accruals	Payments/ Reversals	December 31, 2015
	(In thousands)
Morgan City environmental accrual	$3,675	$-	$(2,173)	$1,502
Morgan City yard-related expenses and other	373	542	(875)	40
Restructuring related accruals	-	9,124	(6,288)	2,836
Total	$4,048	$9,666	$(9,336)	$4,378

NOTE 5—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Contract receivables:
Contracts in progress	$164,898	$106,174
Completed contracts	35,702	34,698
Retainages	17,896	28,586
Unbilled	4,303	4,303
Less allowances	(14,325)	(30,391)
Accounts receivable—trade, net	$208,474	$143,370

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	December 31, 2015	December 31, 2014
	(In thousands)
Retainages expected to be collected within one year	$17,896	$28,586
Retainages expected to be collected after one year	155,061	137,468
Total retainages	$172,957	$166,054

We have included in Accounts receivable—trade, net, retainages expected to be collected in 2016. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2015, we expect to collect $145 million in 2017 and $10 million in 2018.

Accounts Receivable—Other

A summary of accounts receivable—other is as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Other taxes receivable	$28,743	$31,392
Receivables from unconsolidated affiliates	12,816	20,061
Accrued unbilled revenue	14,021	15,442
Intercompany unbilled cost	5,373	3,978
Employee receivables	4,376	4,336
Other	1,360	4,706
Accounts receivable—other	$66,689	$79,915

Employee receivables are expected to be collected within 12 months, and any allowance for doubtful accounts on our Accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of December 31, 2015 and December 31, 2014, no such allowance for doubtful accounts was recorded.

NOTE 6—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Components of contracts in progress and advance billings on contracts is as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Costs incurred less costs of revenue recognized	$112,819	$90,191
Revenues recognized less billings to customers	323,010	267,426
Contracts in Progress	$435,829	$357,617

Billings to customers less revenue recognized	$265,618	$578,896
Costs incurred less costs of revenue recognized	(100,845)	(379,031)
Advance Billings on Contracts	$164,773	$199,865

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment by asset category is as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Marine Vessels	$1,391,556	$1,241,105
Construction Equipment	478,175	496,557
Buildings	155,292	159,623
All other	143,580	155,083
Construction in Progress	298,749	435,447
Total Cost	2,467,352	2,487,815
Accumulated Depreciation	(856,493)	(830,467)
Net Book Value	$1,610,859	$1,657,348

Interest capitalization―We incurred interest of $74 million, $85 million and $9 million and capitalized $23 million, $24 million and $9 million of interest in 2015, 2014 and 2013, respectively.  The capitalized interest was primarily on vessels under construction – DLV 2000 and CSV 108.

Depreciation―Our depreciation expense was approximately $100 million, $93 million and $85 million in 2015, 2014 and 2013, respectively.

Asset Sales—We previously committed to a plan to sell four of our multi-function marine vessels, specifically the Bold Endurance, DB 26, DB 16 and the DLB KP1. During 2014, we completed the sale of the DB16 and the DLB KP1 for aggregate cash proceeds of approximately $25 million, and realized an approximate $11 million gain. In 2013, we completed the sale of the Bold Endurance and the DB 26 for aggregate cash proceeds of approximately $32 million, resulting in an aggregate gain of approximately $13 million.

In April 2014, we completed the sale of our Harbor Island facility near Corpus Christi, Texas for proceeds of approximately $32 million, and realized an approximate $25 million gain in our AEA segment.

In June 2014, as part of our plan to discontinue utilization of our Morgan City facility, we disposed of several assets, including various items of equipment, for aggregate cash proceeds of approximately $14 million, resulting in an aggregate gain of approximately $11 million, of which approximately $1 million was recorded in connection with our Americas restructuring, discussed in Note 4, Restructuring. This portion of the gain pertained to an impairment charge previously recorded in 2013 in connection with the Americas restructuring.

NOTE 8—EQUITY METHOD INVESTMENTS

Our consolidated net income includes our proportionate share of the net income or loss of our equity method investees.  We do not have any investments accounted for under the equity method that are considered individually material. None of the equity method investees are listed on a stock exchange.

Summarized 100 percent balance sheet information for investments in equity method investees, combined, are set forth below:

	December 31, 2015	December 31, 2014
	(In thousands)
Current Assets	$133,171	$228,846
Noncurrent Assets	189,536	211,448
Total Assets	$322,707	$440,294
Current Liabilities	$176,165	$265,997
Noncurrent Liabilities	112,162	126,722
Total Liabilities	$288,327	$392,719

Summarized 100 percent income statement information for investments in equity method investees, combined, are set forth below:

	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Revenues	$107,795	$294,408	$569,574
Cost of operations	105,465	275,015	529,237
Gross Profit	2,330	19,393	40,337
Net Income (loss)	(38,245)	(28,773)	1,036

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of equity method investee, and as such is not included in income taxes in our consolidated financial statements.

The difference between our carrying value and the underlying equity in the net assets of our equity investments are assigned to the investment’s assets and liabilities based on an analysis of the factors giving rise to the basis difference. The amortization of the basis difference is included in Loss from investments in unconsolidated affiliates in the Consolidated Statements of Operations.

NOTE 9—DEBT

The carrying values of our long-term debt obligations, net of debt issuance costs of $20 million and $27 million, respectively, are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)

Long-term debt consists of:
Senior Notes	$491,890	$490,354
Term Loan	289,979	291,424
North Ocean 105 Construction Financing	38,263	45,888
Amortizing Notes	21,205	33,258
Capital lease obligation	2,546	2,802
Other financing	-	743
	843,883	864,469
Less: Amounts due within one year	24,882	23,678
Total long-term debt	$819,001	$840,791

Maturities of long-term debt during the five years subsequent to December 31, 2015 are as follows:

(In thousands)
2016	$28,062
2017	20,260
2018	11,606
2019	296,016
2020	8,170
Thereafter	499,997
Total Debt	$864,111
Debt Issuance Costs	(20,228)
Total Debt - Net of Issuance Costs	$843,883

During April 2014, we refinanced our obligations, and replaced in its entirety, our then-existing $950 million credit agreement with a new credit agreement (the “Credit Agreement”), which initially provided for:

•	a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), which is scheduled to mature in 2017; and
•	a $300 million first-lien, second-out five-year term loan (the “Term Loan”), which is scheduled to mature in 2019.

Additionally, during April 2014, we completed the following new financing transactions:

•	the issuance of $500 million of second-lien seven-year senior secured notes.
•

the issuance of $288 million of tangible equity units composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $48 million, and (2) prepaid common stock purchase contracts.

In October 2015, we entered into an Amendment No. 1 and Commitment Increase Supplement (the “Commitment Increase Supplement”), which amended the Credit Agreement primarily to increase the existing LC Facility from $400 million to $520 million, by adding to the Credit Agreement a new letter of credit lender and by allowing existing letter of credit lenders to increase their respective letter of credit commitments.  Costs associated with the Commitment Increase Supplement were not material.

On February 19, 2016, we entered into an Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

The indebtedness and other obligations under the Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). In connection with the Credit Agreement, we paid certain fees to the lenders thereunder, as well as certain arrangement fees to the arrangers and agents for the Credit Agreement, which we have capitalized and are amortizing to interest expense over the respective terms of the LC Facility and the Term Loan. We also paid certain fees to the initial purchasers of the senior secured notes and to the underwriter of the tangible equity units referred to below, which we have capitalized and are amortizing to interest expense over the respective terms of the related indebtedness.

Credit Facilities

LC Facility and Cash-Collateralized Bilateral Letters of Credit

Letters of credit issuable under the LC Facility support the obligations of McDermott and its affiliates and joint ventures. Financial letters of credit do not support ordinary course of business performance obligations or bids. The aggregate amount of the LC Facility available for financial letters of credit is capped at 25% of the total LC Facility.

As of December 31, 2015 and 2014, the aggregate face amount of letters of credit issued under the LC Facility was $384 million and $196 million, respectively. There were no financial letters of credit issued under the LC facility as of either date.

The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of December 31, 2015 and 2014, we had an aggregate face amount of approximately $102 million and $89 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $45 million and $20 million, respectively. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

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

The LC Facility requires us to generate a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $251 million over the trailing twelve months for the remainder of the term of the facility. The LC Facility also requires us to maintain a ratio of fair market value of vessel collateral to the sum of (1) the outstanding principal amount of the Term Loan, (2) the aggregate amount of undrawn financial letters of credit outstanding under the LC Facility, (3) all drawn but unreimbursed letters of credit under the LC Facility, and (4) mark-to-market foreign exchange exposure that is not cash secured of at least 1.20:1.00. As of December 31, 2015, the actual ratio was 2.11:1.0.

The LC Facility also specifies maximum capital expenditures over the term of the facility and requires us to maintain at least $200 million of minimum available cash, at the end of each quarter. We were in compliance with the covenants under the LC Facility as of December 31, 2015.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 4.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 3.25%. The Term Loan was incurred with 25 basis points of original issue discount.

The Term Loan is secured on a first-lien, second-out basis (with the LC Facility having relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The Term Loan requires mandatory prepayments from: (1) the proceeds from the sale of assets, as well as insurance proceeds, in each case subject to certain exceptions, to the extent such proceeds are not reinvested in our business within 365 days of receipt; (2) net cash proceeds from the incurrence of indebtedness not otherwise permitted under the Credit Agreement; and (3) 50% of amounts deemed to be “excess cash flow,” subject to specified adjustments. The Term Loan requires $750,000 quarterly payments of principal.

The Term Loan requires compliance with various customary affirmative and negative covenants. We are required to maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of December 31, 2015, the actual ratio was 4.28 to 1.0.  As of December 31, 2015, we were in compliance with all of the covenants under the Term Loan.

Under the terms of the Credit Agreement we are restricted in our ability to pay junior priority indebtness, which would include dividends to MDR shareholders, to $50 million prior to April 16, 2017 and $150 million after April 16, 2017.

Senior Notes

In April 2014 we issued $500 million in aggregate principal amount of 8.000% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014, at an annual rate of 8%. The Notes are scheduled to mature on May 1, 2021

The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.

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

Tangible Equity Units

In April 2014, we issued 11,500,000 6.25% tangible equity units (“Units”), each with a stated amount of $25. Each Unit consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note and bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017.

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240 million. As of December 31, 2015, the Amortizing Notes were recorded as long-term debt totaling $25 million, of which $16 million was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts totaled 40.9 million at December 31, 2015 and 2014, based on the maximum number of shares issuable per Unit. The potential minimum number of shares issuable is 33.4 million, which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

NO 105―On September 30, 2010, MDR, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MDR unconditionally guaranteed all amounts to be borrowed under the agreement. The agreement has $41 million and $49 million outstanding in borrowings as of December 31, 2015 and 2014, respectively, bears interest at 2.76% per year, and requires principal repayment in 17 consecutive semi-annual installments of $4 million, which commenced on October 1, 2012.

NO 102―In December 2009, JRMSA entered into a vessel-owning joint venture transaction with Oceanteam ASA and, as a result, we have included notes payable of these entities on our consolidated balance sheets. JRMSA had guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies. In December 2014, JRMSA exercised its option to purchase Oceanteam ASA’s 50% ownership interest in the vessel-owning companies for $33 million.

Bank Guarantees

In 2015, MDR executed a reimbursement agreement with a Middle East based bank which provides an uncommitted line of credit in support of our contracting activities in the Middle East.  There are no administrative or commitment fees associated with the agreement.  As of December 31, 2015, bank guarantees issued under that agreement were $18 million.  Bank guarantees issued under other general reimbursement arrangements totaled $100 million and $56 million, as of December 31, 2015 and 2014, respectively.

Surety Bonds

As of December 31, 2015 and December 31, 2014, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $54 million and $53 million, respectively.

NOTE 10—PENSION AND POSTRETIREMENT BENEFITS

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

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$556,632	$583,421	$43,985	$40,396
Interest cost	21,613	26,972	1,626	1,900
Actuarial loss (gain)	(21,754)	36,885	(4,095)	4,438
Terminated Vested Employees Lump-Sum Settlement	-	(54,551)	-	-
Benefits paid	(37,292)	(36,095)	(3,251)	(2,749)
Benefit obligation at end of year	519,199	556,632	38,265	43,985

Change in plan assets:
Fair value of plan assets at beginning of year	551,821	567,801	42,106	43,483
Actual return on plan assets	(21,889)	73,114	(598)	1,372
Company contributions	1,506	1,552	-	-
Terminated Vested Employees Lump-Sum Settlement	-	(54,551)	-	-
Benefits paid	(37,292)	(36,095)	(3,251)	(2,749)
Fair value of plan assets at end of year	494,146	551,821	38,257	42,106
Funded status	$(25,053)	$(4,811)	$(8)	$(1,879)

Amounts recognized in balance sheet consist of:
Other Assets	$-	$12,685	$-	$-
Accrued pension liability—current	(1,409)	(1,519)	-	-
Pension liability	(23,644)	(15,977)	(8)	(1,879)
Accrued benefit liability	(25,053)	(17,496)	(8)	(1,879)
Net (Liability)/ Asset	$(25,053)	$(4,811)	$(8)	$(1,879)

(1)

During 2014 we offered our former employees with vested pension benefits under the McDermott Plan a one-time voluntary opportunity, for a six-week period, to receive the value of their pension benefit as a lump-sum payment. This program resulted in approximately $55 million release of pension liability and a corresponding decrease in plan assets.

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$519,199	$556,632	$38,265	$43,985
Accumulated benefit obligation	519,199	556,632	38,265	43,985
Fair value of plan assets	494,146	551,821	38,257	42,106

Assumptions

	Domestic Plans		TCN Plan
	2015	2014	2015	2014
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.2%	4.0%	4.00%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Domestic Plans			TCN Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In thousands)
Supplemental information:
Components of periodic benefit cost:
Interest cost	$21,613	$26,972	$23,996	$1,626	$1,900	$1,867
Expected return on plan assets	(26,707)	(27,501)	(38,306)	(2,840)	(2,961)	(2,602)
Actuarial loss (gain)	26,842	(8,728)	22,002	(657)	6,027	(10,822)
Net periodic benefit cost (gain)	$21,748	$(9,257)	$7,692	$(1,871)	$4,966	$(11,557)

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.80%	4.00%	4.00%	4.80%	4.00%
Expected return on plan assets	5.00%	5.00%	6.50%	6.90%	6.90%	6.90%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Expected Long-Term Rate of Return—Our expected long-term rate of return as of December 31, 2015 on the Domestic Plan was adjusted to 4.2% from 5% due to market changes and on the TCN Plan was adjusted to 4.7% from 6.9% to reflect changes in the market conditions and plan asset mix. Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, we consider capital markets future expectations and the asset mix of the plans’ investments. Actual long-term return can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

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

The following is a summary of the asset allocations at December 31, 2015 and 2014 by asset category.

	Domestic Plans		TCN Plan
	2015	2014	2015	2014
Asset Category:
Fixed Income	85%	85%	49%	28%
Equity Securities	15%	15%	51%	72%
Total	100%	100%	100%	100%

In December 2015 asset allocations within the TCN Plan were reviewed and the decision was made to change the allocation of assets during 2016 to be 70% fixed income and 30% equity securities. At December 31, 2015 $14 million of TCN plan assets were held in cash in cash equivalents.

Fair Value

The following is a summary of total investments for our plans, measured at fair value at:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Pension Benefits:	(In thousands)
Fixed Income	$60,128	$356,107	$5,752	$421,987
Equities	85,065	12	-	85,077
Cash and Accrued Items	25,335	4	-	25,339
Total Investments	$170,528	$356,123	$5,752	$532,403

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Pension Benefits:	(In thousands)
Fixed Income	$64,575	$402,116	$5,013	$471,704
Equities	109,781	486	-	110,267
Cash and Accrued Items	11,956	-	-	11,956
Total Investments	$186,312	$402,602	$5,013	$593,927

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 fixed income instruments measured on a recurring basis:

	December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$5,013	$3,769
Purchases, net	1,269	1,347
Total unrealized loss	(530)	(103)
Balance at end of period	$5,752	$5,013

Cash Flows

Cash Flows
	Domestic Plans	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2016	$-	$-
Expected benefit payments:
2016	$37,190	$8,993
2017	36,939	2,341
2018	36,715	2,394
2019	36,373	3,580
2020	36,019	2,674
2021-2025	173,293	11,113

Defined Contribution Plans

We provide retirement benefits for most of our U.S. employees through the McDermott Thrift Plan, a qualified defined contribution plan with a Code section 401(k) feature (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of compensation and unmatched employer cash contributions equal to 3% of participants’ base pay, plus overtime pay, expatriate pay and commissions, which we refer to collectively as “thriftable earnings.” Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $4 million, $4 million and $6 million in 2015, 2014 and 2013, respectively.

We provide retirement benefits for some of our international employees through the McDermott Global Defined Contribution Plan (the “Global Thrift Plan”), a defined contribution plan established on January 1, 2012 and operated under Luxembourg law. The Global Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6% of base salary and unmatched employer cash contributions equal to 3% of participants’ base salary. Amounts charged to expense for employer contributions under the Global Thrift Plan totaled approximately $1 million, $1 million and $2 million in 2015, 2014 and 2013, respectively.

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to the Consolidated Financial Statements for the years presented.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase or sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency—net in our Consolidated Statements of Operations. At December 31, 2015, we had designated the majority of our foreign currency forward contracts as cash flow hedging instruments.

As of December 31, 2015, we had deferred approximately $64 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $42 million of the net deferred losses out of AOCI by December 31, 2016.

As of December 31, 2015, the majority of our derivative financial instruments consisted of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled $643 million at December 31, 2015, with maturities extending through December 2017. Of this amount, approximately $381 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of December 31, 2015, the fair value of these contracts was in a net liability position totaling approximately $29 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following table summarizes our asset and liability derivative financial instruments:

	December 31, 2015	December 31, 2014
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,668	$1,173
Other assets	215	16
Total asset derivatives	$1,883	$1,189

Accounts payable	$26,649	$32,431
Other liabilities	4,018	15,670
Total liability derivatives	$30,667	$48,101

The following table summarizes the effects of derivative instruments on our financial statements:

	December 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Amount of gain/(loss) recognized in other comprehensive income (loss)	$(57,459)	$(65,503)

Income (loss) reclassified from AOCI into income: effective portion
Location: Cost of operations	76,034	26,418

Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location: Gain (loss) on foreign currency—net	6,238	6,910

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

NOTE 12—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of December 31, 2015 and 2014 that are measured at fair value on recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(28,784)	$(28,784)	$-	$(28,784)	$-
Non-recurring
Cash and cash equivalents	664,844	664,844	664,844	-	-
Restricted cash and cash equivalents	116,801	116,801	116,801	-	-
Debt	(843,883)	(777,634)	-	(707,492)	(70,142)

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(46,912)	$(46,912)	$-	$(46,912)	$-
Non-recurring
Cash and cash equivalents	665,309	665,309	665,309	-	-
Restricted cash and cash equivalents	187,585	187,585	187,585	-	-
Debt	(864,469)	(737,980)	-	(641,487)	(96,493)

See Note 1, Basis of Presentation and Significant Accounting Policies—Impairment Review, for a description of significant Level 3 inputs used in development of fair value of nonfinancial assets.

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

Short-term and long-term debt. The fair value of debt instruments valued using a market approach based on quoted prices for similar instruments traded in active markets is classified as Level 2 within the fair value hierarchy.

Quoted prices are not available for Amortizing Notes and NO 105 Construction Financing. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. These instruments are classified as Level 3 within the fair value hierarchy.

Forward contracts. The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value forward contracts, which discounts future cash flows based on current market expectations and credit risk.

Fair Value Disclosure of Non-financial Instruments

In accordance with ASC 360-10, Property, Plant and Equipment, one of our vessels, the DB101, which was held and used in our ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million in the first quarter of 2015, which related to our plan to decommission this vessel in the second quarter of 2015. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million. Impairment loss on this asset has been included in restructuring expenses.

In the second quarter of 2015, we abandoned a marine pipelay welding system project and recognized a $7 million non-cash impairment charge, which equaled the carrying value of that asset.

In June 2014, we cancelled a pipelay system originally intended for the CSV 108, which resulted in approximately $11 million improvement to the cancellation cost estimate included in the $38 million of vessel-impairment charges recognized in 2013.

During 2014, we determined that certain of our intangible assets were fully impaired and, in 2014, we recorded an impairment charge of approximately $2 million.

Based on market conditions and expected future utilization of our entire marine fleet, we recognized impairment charges totaling approximately $38 million during 2013 in our Consolidated Statements of Operations related to the cancellation of in-progress upgrades to one of our existing marine vessels and the deferral of a portion of the scope of work relating to one of our marine vessels under construction. We used appraised values and discounted future cash flows associated with the assets to determine the impairment amounts. Appraised values and discounted cash flows involve significant management judgments.

We recorded a goodwill impairment charge of approximately $47 million in the fourth quarter of 2013 in our Consolidated Statements of Operations. This amount represented the total amount of our goodwill, which was primarily related to a 2007 acquisition.

NOTE 13—STOCK-BASED COMPENSATION

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

Total compensation expense recognized is as follows:

	2015	2014	2013
	(In thousands)
Stock options	$770	$1,747	$4,321
Restricted stock and restricted stock units	14,395	14,417	12,326
Performance shares	1,428	352	4,453
Total	$16,593	$16,516	$21,100

The components of the total gross unrecognized estimated compensation expense and their expected remaining weighted-average periods for expense recognition are as follows:

	Amount (In thousands)	Weighted-Average Period (years)
Stock options	$259	0.2
Restricted stock and restricted stock units	22,290	1.7
Performance shares	1,974	1.1
	$24,523

Stock Plans

2014 McDermott International, Inc. Long-Term Incentive Plan

In May 2014, our shareholders approved the 2014 McDermott International, Inc. Long-Term Incentive Plan (the “2014 LTIP”). Members of the Board of Directors, officers, employees and consultants are eligible to participate in the 2014 LTIP. The Compensation Committee of the Board of Directors selects the participants for the 2014 LTIP. The 2014 LTIP provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance share units, subject to satisfaction of specific performance goals. Shares approved under the 2009 McDermott International, Inc. Long-Term Incentive Plan (the “2009 LTIP”) that were not awarded as of the date of approval of the 2014 LTIP, or shares that are subject to awards that are cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, are available for issuance under the 2014 LTIP. As part of the approval of the 2014 LTIP, 6,600,000 shares were authorized for issuance.

2009 McDermott International, Inc. Long-Term Incentive Plan

We no longer issue awards under the 2009 LTIP. Members of the Board of Directors, executive officers and key employees were eligible to participate in the 2009 LTIP. The Compensation Committee of the Board of Directors selected the participants for the 2009 LTIP. The 2009 LTIP provided for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the 2009 LTIP, or shares that were subject to awards that were cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, were available for issuance under the 2009 LTIP. As part of the approval of the 2009 LTIP, 9,000,000 shares were authorized for issuance. Options to purchase shares were granted at the fair market value (closing trading price) on the date of grant, became exercisable at such time or times as determined when granted and expired not more than seven years after the date of grant.

MDR’s equity award agreements under the 2014 LTIP and 2009 LTIP provide that amounts that the Company is required to withhold on behalf of participants for federal or state income taxes upon the vesting of restricted stock units, performance shares or performance units will be satisfied by withholding shares of MDR common stock having an aggregate fair market value equal to but not exceeding the amount of such required tax withholding.  Transactions under the 2009 LTIP are accounted for as purchases of the shares by the Company, and are included in the ordinary shares roll-forward in Note 16, Stockholders’ Equity.

Further, the 2014 LTIP contains a provision that shares of MDR common stock tendered by a participant or withheld as full or partial payment of minimum withholding taxes related to the vesting or settlement of restricted stock, restricted stock units, performance shares or performance units shall become available again for awards under the 2014 LTIP.  Transactions under the 2014 LTIP are accounted for as a purchase and subsequent cancellation of the shares by the Company, and are included in the ordinary shares roll-forward in Note 16, Stockholders’ Equity.

Stock Options

The fair value of each option grant was estimated with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	-	-	0.68%
Expected volatility	-	-	56%
Expected life of the option in years	-	-	4.60
Expected dividend yield	-	-	0.0%

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

The following table summarizes activity for our stock options for 2015 (share data in thousands):

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,293	$12.18
Granted	-	-
Exercised	(197)	3.47
Cancelled/expired/forfeited	(200)	12.34
Outstanding at end of period(1)	2,896	$12.76	2.4 years	-
Exercisable at end of period	2,681	$12.95	2.3 years	-

(1)	Of the remaining outstanding options at the end of the period, we expect approximately 0.2 million shares underlying the options to vest at a weighted-average exercise price of $10.33.

The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock. Had all option holders exercised their options on December 31, 2015, the aggregate intrinsic value of the options would have been negative, as their exercise price is higher than closing price of our common stock on December 31, 2015.

The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $0.3 million, $0.9 million and $0.5 million, respectively. During 2015, cash from the exercise of these stock options was $0.7 million and no tax benefits were realized from exercise of these stock options. The weighted-average fair value of the stock options granted in 2013 was $4.78 million. The total fair value of shares vested during 2015, 2014 and 2013 was $2.6 million, $4.4 million and $3.7 million, respectively.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock units and changes during 2015 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	4,648	$8.00
Granted	4,351	3.47
Vested	(1,688)	8.45
Cancelled/forfeited	(622)	5.82
Nonvested at end of period	6,689	$5.15

There were no tax benefits realized related to restricted stock and restricted stock units that lapsed or vested during 2015, 2014 and 2013.

Performance Shares

Nonvested performance share awards and changes during the year ended December 31, 2015 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,452	$11.55
Granted	1,775	3.37
Cancelled/forfeited	(637)	8.44
Nonvested at end of period	2,590	$6.71

In March 2015 we issued performance unit awards totaling 1,774,770 shares which were classified as liability awards. Compensation cost for liability awards is re-measured at each reporting period and is recognized as expense over the applicable service period. The remaining weighted-average vesting period of the performance units is 2.2 years.

NOTE 14—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Other than U.S.:
Current	$45,752	$21,619	$54,410
Deferred	6,211	(1,546)	(5,359)
Total provision for income taxes	$51,963	$20,073	$49,051

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$(101,746)	$(31,124)	$(151,904)
Other than U.S.	144,870	(14,197)	(288,955)
Income before provision for income taxes	$43,124	$(45,321)	$(440,859)

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2015	2014	2013
Panama federal statutory rate	25%	25%	25%
Non-Panama operations	56%	4%	-16%
Valuation allowance for deferred tax assets	15%	-87%	-19%
Audit settlements and reserves	14%	14%	-1%
Other	11%	-	-
Effective tax rate attributable to continuing operations	121%	-44%	-11%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Pension liability	$12,033	$10,976
Accrued liabilities for incentive compensation	21,640	19,015
Net operating loss carryforward	325,636	294,722
State net operating loss carryforward	24,367	21,296
Long-term contracts	4,312	39,817
Other	2,060	1,549
Total deferred tax assets	390,048	387,375
Valuation allowance for deferred tax assets	(336,146)	(331,589)
Deferred tax assets	$53,902	$55,786

Deferred tax liabilities:
Property, plant and equipment	$34,419	$28,815
Prepaid drydock	7,639	10,280
Investments in joint ventures and affiliated companies	14,960	13,583
Unrealized exchange gains and other	3,163	3,162
Total deferred tax liabilities	$60,181	$55,840

Net deferred tax liability	$(6,279)	$(54)

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets and liabilities in the accompanying consolidated balance sheets include:
Current deferred tax assets	$8,133	$7,514
Noncurrent deferred tax assets	10,689	17,313
Total	$18,822	$24,827

Current deferred tax liabilities	$17,273	$19,753
Noncurrent deferred tax liabilities	7,828	5,128
Total	$25,101	$24,881

Net deferred tax liability	$(6,279)	$(54)

At December 31, 2015, we had a valuation allowance of $336 million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $440 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $22 million is scheduled to expire in years 2016 to 2018. The foreign net operating losses have a valuation allowance of $105 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $624 million, which includes $17 million for which the benefit will be recorded in APIC when realized, and carry a $218 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in years 2024 to 2035. We have state net operating losses of $469 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards are scheduled to expire in years 2016 to 2029. We are carrying a valuation allowance of $24 million against the deferred tax asset related to the state loss carryforwards.

We have provided $18 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2015, the undistributed earnings of these subsidiaries were $198 million. Unrecognized deferred income tax liabilities, including withholding taxes, payable upon distribution of these earnings is under $1 million.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Malaysia, Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2010.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$34,106	$40,613	$40,516
Increases based on tax positions taken in the current year	4,720	3,479	539
Increases based on tax positions taken in prior years	4,710	3,195	3,831
Decreases based on tax positions taken in prior years	(2,836)	(863)	(3,688)
Decreases due to lapse of applicable statute of limitation	(4,347)	(12,318)	(585)
Balance at end of period	$36,353	$34,106	$40,613

The entire balance of unrecognized tax benefits at December 31, 2015 would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2015 and 2014 we had liabilities of approximately $16 million and $15 million, respectively, for the payment of tax-related interest and penalties.

NOTE 15—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to McDermott International, Inc. by the weighted average number of common shares outstanding during the period. Diluted earnings per share equals net income attributable to McDermott International, Inc. divided by the weighted average common shares outstanding adjusted for the dilutive effect of our stock–based awards and common stock purchase contracts.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)
Net loss attributable to McDermott International, Inc.	$(17,983)	$(75,994)	$(508,868)

Weighted average common shares (basic)	238,240,763	237,229,086	236,514,584
Effect of dilutive securities:
Tangible equity units	-	-	-
Stock options, restricted stock and restricted stock units	-	-	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	238,240,763	237,229,086	236,514,584

Loss per share
Net loss attributable to McDermott International, Inc.
Basic:	(0.08)	(0.32)	(2.15)
Diluted:	(0.08)	(0.32)	(2.15)

Approximately 2.9 million, 3.1 million and 3.2 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share in 2015, 2014 and 2013, respectively, because inclusion of such shares would have been antidilutive in each of those years.

Potential dilutive common shares for the settlement of our common stock purchase contracts, a component of our tangible equity units or “TEUs”, and restricted stock units totaling 40.9 million and 30.7 million shares were considered in the calculation of diluted weighted-average shares in 2015 and 2014, respectively. Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) totaling 2.4 million were also considered in the calculation of diluted weighted average shares for 2015. However, due to our net loss position in 2015 and 2014, shares underlying TEUs, RSUs, and RSAs have not been reflected in the diluted earnings per share, because inclusion of those shares would have been antidilutive.

NOTE 16— STOCKHOLDERS’ EQUITY

The changes in the number of ordinary shares outstanding and treasury shares held by the Company are as follows:

	Year Ended December 31,
	2015	2014
Ordinary shares outstanding
Beginning balance	237,809,823	237,141,071
Common stock issued	1,672,923	938,485
Purchase of common stock	(465,822)	(269,733)
Ending balance	239,016,924	237,809,823

Ordinary shares held as Treasury shares
Beginning balance	7,400,027	7,130,294
Purchase of common stock	465,822	269,733
Cancellation of shares under 2014 LTIP	(41,645)	-
Ending balance	7,824,204	7,400,027

Ordinary shares issued at the end of the period	246,841,128	245,209,850

Accumulated Other Comprehensive Income (Loss) (AIOC)

The components of AOCI included in stockholders’ equity are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Foreign currency translation adjustments	$(29,925)	$(15,212)
Net gain on investments	247	241
Net loss on derivative financial instruments	(64,277)	(82,837)
Accumulated other comprehensive loss	$(93,955)	$(97,808)

The following table presents the components of AOCI and the amounts that were reclassified during 2015 and 2014:

	Foreign Currency Translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivatives(1)	TOTAL
	(In thousands)
Balance, January 1, 2014	$(2,562)	$238	$(45,386)	$(47,710)

Other comprehensive income (loss) before reclassification	(9,250)	3	(65,503)	(74,750)
Amounts reclassified from AOCI	(3,400)	-	28,052 (2)	24,652
Net current period other comprehensive income (loss)	(12,650)	3	(37,451)	$(50,098)

Balance, December 31, 2014	$(15,212)	$241	$(82,837)	$(97,808)

Other comprehensive income (loss) before reclassification	(12,470)	6	(57,459)	(69,923)
Amounts reclassified from AOCI	(2,243)	-	76,019 (2)	73,776
Net current period other comprehensive income (loss)	(14,713)	6	18,560	3,853

Balance, December 31, 2015	$(29,925)	$247	$(64,277)	$(93,955)

(1)	Refer to Note 11, Derivative Financial Instruments, for additional details
(2)	Reclassified to cost of operations and gain on foreign currency, net

NOTE 17—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

On January 13, 2014, one of our subsidiaries, J. Ray McDermott de Mexico S.A. de C.V. (“JRMM”), filed separate arbitration proceedings against Atlantic Tiburon 1 Pte. Ltd. (“AT1”) and Atlantic Tiburon 3 Pte. Ltd. (“AT3”) in the International Court of Arbitration of the International Chamber of Commerce (the “ICC”) for damages, including amounts due on unpaid invoices for rig repair work on the drilling rigs Atlantic Tiburon 1 and Atlantic Tiburon 3.   On February 26, 2014, AT1 filed a separate arbitration proceeding against JRMM with the ICC generally alleging, among other things, breach of contract, fraudulent inducement, negligence and denial of access to the rigs, and AT3 filed a counterclaim against JRMM with the ICC containing similar allegations to the separate arbitration proceeding filed by AT1.   In January 2015, the claims between JRMM and AT3 were resolved by agreement of the parties.    In February 2015, the two AT1 arbitrations were consolidated.  During the second quarter of 2015, we received AT1’s fact witness statements and expert reports providing further information relating to AT1’s damage claims.  AT1’s alleged damage claims were in excess of $170 million, including claims for damages for breach of contract, conversion, usury and duress, as well as consequential damages and/or loss of revenue, as well as additional amounts.  In addition, AT1 sought exemplary damages, attorneys' fees and costs.  On or about October 15, 2015, the parties entered into a binding term sheet providing for settlement of all remaining claims for a total amount of approximately $17 million, which amount represents a cash payment and the value of certain services to be rendered by JRMM.  Additionally, on November 2, 2015, Termination Orders were signed by the ICC dismissing the arbitration proceedings with prejudice.

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

As of December 31, 2015 and 2014, we had total environmental accruals of $2 million and $4 million, all of which was included in current liabilities. Our environmental accruals are primarily reserves related to our Morgan City facility, which we established in connection with our plan to discontinue the utilization of that facility. Inherent in our estimates of environmental accruals are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our Consolidated Financial Statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2015, it is possible that we may incur liabilities for liquidated damages aggregating approximately $76 million, of which approximately $7 million has been recorded in our financial statements, based on our actual or projected failure to meet certain specified contractual milestone dates. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for additional liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages in excess of the amounts currently reflected in our financial statements are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2016	$25,860
2017	30,615
2018	16,734
2019	14,004
2020	13,713
Thereafter	144,226

Total rental expense in 2015, 2014 and 2013 was $40 million, $107 million and $117 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 18—ACQUISITIONS

In December 2014, J. Ray McDermott, S.A. (“JRMSA”), a wholly owned subsidiary of MDR, exercised its option to purchase Oceanteam ASA’s 50% ownership interest in the entities which owned the NO 102. We have consolidated these entities since acquiring a 50% ownership interest in 2009. The cash consideration paid was approximately $33 million, and we recorded a corresponding decrease in noncontrolling interest of approximately $44 million, and an increase in capital in excess of par value of approximately $11 million.

In 2013, we acquired all of the issued and outstanding shares of capital stock of Deepsea Group Limited, a United Kingdom-based company that provides subsea and other engineering services to international energy companies, primarily through offices in the United Kingdom and the United States. The total consideration we paid for the acquisition was approximately $9 million, which includes cash ($6 million) and the delivery of 313,580 restricted shares of MDR common stock (out of treasury). The transaction was accounted for using the acquisition method and, accordingly, assets acquired and liabilities assumed were recorded at their respective fair values.

In 2013, we entered into two joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in a subsidiary of THHE, THHE Fabricators Sdn. Bhd., and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd. As of December 31, 2013, we recorded an equity method investment of approximately $26 million, a non-controlling interest of approximately $21 million and an increase in capital in excess of par value of approximately $5 million arising from these transactions. In 2014, we finalized our accounting for these transactions and recorded a decrease in an equity method investment of approximately $5 million and a decrease in capital in excess of par value of approximately $2 million. As a result of these adjustments in 2014, as of December 31, 2014, we had recorded an equity method investment of approximately $21 million, a non-controlling interest of approximately $21 million, and an increase in capital in excess of par value of approximately $3 million.

NOTE 19—SEGMENT REPORTING

We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is separately managed by a senior executive who is a member of our Executive Committee (“EXCOM”).  EXCOM is led by our Chief Executive Officer, who is the chief operating decision maker (“CODM”). Discrete financial information is available for each of the segments, and the EXCOM uses the operating results of each of the operating segments for performance evaluation and resource allocation.

We manage operating segments along geographic lines consisting of (1) Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of unconsolidated affiliates.

1. Information about Operations:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues (1):
AEA	$478,800	$567,608	$537,290
MEA	1,134,555	795,666	1,167,804
ASA	1,456,920	937,615	953,838
Total revenues(1):	$3,070,275	$2,300,889	$2,658,932

Operating income (loss):
AEA	$(19,741)	$(49,337)	$(215,362)
MEA	108,227	11,421	(169,224)
ASA	15,563	55,412	(72,159)
Corporate	(12,853)	(8,942)	-
Total operating income (loss)	$91,196	$8,554	$(456,745)

Capital expenditures(2):
AEA	$13,715	$53,431	$22,177
MEA	28,328	99,974	127,498
ASA	60,220	154,735	117,060
Corporate	588	13,047	17,227
Total capital expenditures:	$102,851	$321,187	$283,962

Depreciation and amortization:
AEA	$43,006	$34,494	$26,788
MEA	30,567	31,876	31,699
ASA	16,880	19,020	18,693
Corporate	9,881	7,795	7,400
Total depreciation and amortization:	$100,334	$93,185	$84,580

Drydock amortization
AEA	$12,554	$11,453	$7,417
MEA	2,089	2,011	2,133
ASA	3,304	6,255	8,917
Total drydock amortization	$17,947	$19,719	$18,467

(1)	Intercompany transactions were not significant during 2015, 2014 and 2013.
(2)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for 2015 and 2014 include $14 million and $27 million of cash payments for accrued capital expenditures outstanding at December 31, 2014 and 2013, respectively. Capital expenditures for 2013 exclude approximately $48 million in accrued capital expenditures.

2. Information about our most significant Customers

Our significant customers by segments during 2015, 2014 and 2013, were as follows:

	% of
	Consolidated	Reportable
	Revenues	Segment
Year Ended December 31, 2015:
Inpex Operations Australia Pty Ltd	36%	ASA
Saudi Aramco	28%	MEA
Year Ended December 31, 2014:
Saudi Aramco	27%	MEA
Inpex Operations Australia Pty Ltd	25%	ASA
Year Ended December 31, 2013:
Saudi Aramco	25%	MEA
Azerbaijan International Oil Company	13%	MEA

3. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Service line revenues:
Installation Operations	$1,256,412	$1,041,525	$1,155,516
Fabrication Operations	273,628	266,854	370,854
Project Services and Engineering Operations	416,906	314,776	341,084
Procurement Activities	1,123,329	677,734	791,478
	$3,070,275	$2,300,889	$2,658,932

Geographic revenues:
Australia	$1,157,723	$614,164	$481,123
Saudi Arabia	900,483	616,659	720,879
Mexico	247,859	130,642	117,813
Brunei	237,337	-	-
United Arab Emirates	185,606	57,249	19,528
Brazil	183,656	290,561	176,475
Indonesia	54,288	150,205	144,538
Qatar	46,873	-	-
United States	32,858	148,606	126,986
Azerbaijan	-	111,382	345,742
Malaysia	-	98,004	329,689
Other countries	23,592	83,417	196,159
	$3,070,275	$2,300,889	$2,658,932

4. Information about our Segment Assets and Property, Plant and Equipment by Country:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Segment assets:
AEA	$896,822	$976,179	$531,649
MEA	971,170	990,671	1,116,916
ASA	774,365	601,394	1,030,823
Corporate and Other	744,719	848,635	124,306
Total assets	$3,387,076	$3,416,879	$2,803,694

Property, plant and equipment, net(1):
United States	$561,990	$60,789	$54,647
Indonesia	521,922	189,064	154,630
United Arab Emirates	341,502	306,320	145,635
Mexico	96,090	245,226	96,830
Malaysia	49,609	-	240,042
Brazil	31,765	458,199	192,101
Saudi Arabia	4,522	20,561	191,400
Singapore	638	219,570	306,948
Spain	-	154,078	94,917
Other countries	2,821	3,541	1,527
Total property, plant and equipment, net	$1,610,859	$1,657,348	$1,478,677

(1)	Our marine vessels are included in the country in which they were located as of year-end.

5. Information about our Unconsolidated Affiliates:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Equity in loss of unconsolidated affiliates:
AEA	$(6,255)	$4,829	$(4,275)
MEA	(94)	(2,668)	(1,103)
ASA	(15,137)	(10,009)	(10,738)
Total equity in loss of unconsolidated affiliates:	$(21,486)	$(7,848)	$(16,116)

Investments in unconsolidated affiliates:
AEA	$1,540	$1,598
ASA	24,327	35,722
Corporate	684	866
Total Investments in unconsolidated affiliates	$26,551	$38,186

Our consolidated balance sheets include accounts receivable attributable to our unconsolidated affiliates of approximately $13 million and $20 million as of December 31, 2015 and 2014, respectively.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the quarterly periods in 2015 and 2014:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2015	(In thousands, except per share data amounts)
Revenues	$550,463	$1,046,537	$805,857	$667,418
Operating income	6,565	41,632	29,460	13,539
Net income (loss)	(12,048)	13,690	7,534	(18,015)
Net income attributable to non-controlling interest	2,459	2,164	3,868	653
Net income (loss) attributable to McDermott International, Inc.	(14,507)	11,526	3,666	(18,668)
Income (loss) per share
Basic	(0.06)	0.05	0.02	(0.08)
Diluted	(0.06)	0.04	0.01	(0.08)

(1)	Operating income for the quarter ended March 31, 2015 benefited from positive changes in estimate primarily related to cost savings.
(2)

Operating income for the quarter ended June 30, 2015 was influenced by improved productivity and increased activity in the ASA and MEA segments partially offset by an increase in restructuring expense.

(3)	Operating income for the quarter ended September 30, 2015 was influenced by improved productivity in our MEA segment.

(4)

Operating income for the quarter ended December 31, 2015 was influenced by improved productivity in our MEA segment offset by a $26 million fourth quarter non-cash mark-to-market actuarial loss on our pension benefit plans.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2014	(In thousands, except per share data amounts)
Revenues	$603,811	$476,083	$414,595	$806,400
Operating income (loss)	(38,209)	31,525	(10,711)	25,949
Net income (loss)	(45,984)	(5,698)	(25,946)	12,234
Net income attributable to non-controlling interest	536	1,699	4,306	4,059
Net income (loss) attributable to McDermott International, Inc.	(46,520)	(7,397)	(30,252)	8,175
Income (loss) per share
Basic	(0.20)	(0.03)	(0.13)	0.03
Diluted	(0.20)	(0.03)	(0.13)	0.03

(1)	Operating income for the quarter ended March 31, 2014 was influenced by negative changes in estimates on projects mainly in our MEA segment.
(2)	The quarter ended June 30, 2014 was influenced by a gain on the sale of assets, mainly of our Harbor Island facility of approximately $25 million and some of Morgan City facility assets.
(3)	Operating income for the quarter ended December 31, 2014 was influenced by positive changes in estimates and recognition of approved change orders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2015, and their report is included in Item 9A.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2016

Item 9B.	Other Information.

On February 19, 2016, MDR, as LC Borrower and certain of its wholly owned subsidiaries, as guarantors, entered into an Amendment No. 2 to the Credit Agreement.

Amendment No. 2 amended the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

The foregoing summary is qualified in its entirety by reference to the complete text of Amendment No.2, which is filed as Exhibit 4.20 to this annual report and is incorporated by reference herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Board Committees” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in the New Plan Benefits section under the heading “Item 5 – Approval of the 2016 LTIP” in the Proxy Statement for our 2016 Annual Meeting of Stockholders and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance—Related Party Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2016” in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this annual report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

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

4.2	Form of 8.000% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.3

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

4.4

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

4.5

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

4.6

Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.7

Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.8

First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.9

Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.10	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.11

Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.12

Form of Amortizing Note, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.13

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

4.14

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.15

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

4.16

Amendment No. 1 and Commitment Increase Supplement, dated as of October 13, 2015, entered into by and among McDermott International, Inc., Crédit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers (incorporated by reference to Exhibit 4.1 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.17

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.18

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

Exhibit Number	Description

4.19

Second Supplemental Indenture and Guarantee, dated as of October 13, 2015, among Eldridge Pte. Ltd., McDermott International, Inc. as the issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.4 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.20

Amendment No. 2, dated as of February 19, 2016, entered into by and among McDermott International, Inc., Credit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers.

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

10.2*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and certain officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.3*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.4*

Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.5

Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.6*

McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.7*

Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.8*

Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.9*

Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.10*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.11*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.12*

Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

Exhibit Number	Description
10.13*

Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.14*

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

10.16*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.17*

Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.18*

Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.19*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.20*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.21*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.22*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.23*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.24*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430))..

10.25*

Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.26*

Form of 2015 Non-Executive Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-08430)).

10.27*

Settlement Agreement dated as of July 28, 2015 by and between Scott Cummins and McDermott Marine Construction Limited (incorporated by reference to Exhibit 10.1 to McDermott International Inc.’s Current Report on Form 8-K filed on July 15, 2015 (File No. 1-08430)).

10.28*

Separation Agreement dated as of November 12, 2015 by and between Tony Duncan and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on November 18, 2015 (File No. 1-08430)).

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

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ David Dickson
David Dickson
February 22, 2016		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ DAVID DICKSON	President and Chief Executive Officer and Director
David Dickson	(Principal Executive Officer)

/s/ STUART SPENCE	Executive Vice President and Chief Financial Officer
Stuart Spence	(Principal Financial Officer)

/s/ KELLY C. JANZEN	Vice President, Finance and Chief Accounting Officer
Kelly C. Janzen	(Principal Accounting Officer)

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ ROGER A. BROWN	Director
Roger A. Brown

/s/ STEPHEN G. HANKS	Director
Stephen G. Hanks

/s/ GARY P. LUQUETTE	Director, Chairman of the Board
Gary P. Luquette

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ DAVID A. TRICE	Director
David A. Trice

February 22, 2016

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses(1)	Accounts	Period
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2015	$331,589	$6,056	$(1,499)	$336,146
Year Ended December 31, 2014	292,388	38,761	440	331,589
Year Ended December 31, 2013	208,061	84,213	114	292,388

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Write-offs	Recoveries	Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2015	$30,391	$89	$(16,119)	$(36)	$14,325
Year Ended December 31, 2014	30,404	3,698	(3,689)	(22)	30,391
Year Ended December 31, 2013	22,116	11,674	(3,386)	-	30,404

INDEX TO EXHIBITS

3. EXHIBITS

Exhibit Number	Description

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

4.2	Form of 8.000% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.3

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

4.4

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

4.5

Form of First Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.6

Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.7

Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.8

First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.9

Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.10	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

Exhibit Number	Description
4.11

Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.12

Form of Amortizing Note, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.13

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

4.14

Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.15

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

4.16

Amendment No. 1 and Commitment Increase Supplement, dated as of October 13, 2015, entered into by and among McDermott International, Inc., Crédit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers (incorporated by reference to Exhibit 4.1 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.17

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.18

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.19

Second Supplemental Indenture and Guarantee, dated as of October 13, 2015, among Eldridge Pte. Ltd., McDermott International, Inc. as the issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.4 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.20

Amendment No. 2, dated as of February 19, 2016, entered into by and among McDermott International, Inc., Credit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions executing the signature pages thereto, as lenders and letter of credit issuers.

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

10.2*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and certain officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

Exhibit Number	Description
10.3*

Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.4*

Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.5

Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.6*

McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.7*

Form of 2009 LTIP 2011 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.46 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.8*

Form of 2009 LTIP 2012 Total Shareholder Return Performance Share Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430))

10.9*

Form of 2009 LTIP 2012 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on 8-K filed on March 6, 2012 (file No. 1-08430)).

10.10*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.11*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.12*

Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.13*

Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.14*

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

10.16*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.17*

Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.18*

Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

Exhibit Number	Description
10.19*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.20*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.21*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.22*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.23*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.24*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430))..

10.25*

Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.26*

Form of 2015 Non-Executive Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-08430)).

10.27*

Settlement Agreement dated as of July 28, 2015 by and between Scott Cummins and McDermott Marine Construction Limited (incorporated by reference to Exhibit 10.1 to McDermott International Inc.’s Current Report on Form 8-K filed on July 15, 2015 (File No. 1-08430)).

10.28*

Separation Agreement dated as of November 12, 2015 by and between Tony Duncan and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on November 18, 2015 (File No. 1-08430)).

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