Form 10-Q
period 2016-03-31
MCDERMOTT INTERNATIONAL INC
filed 2016-05-05
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding at May 3, 2016 was 240,357,706.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Revenues	$729,032	$550,463

Costs and Expenses:
Cost of operations	616,033	475,459
Selling, general and administrative expenses	38,328	51,676
Impairment loss	32,311	-
Gains on asset disposals	-	(367)
Restructuring expenses	6,367	10,389
Total costs and expenses	693,039	537,157

Operating income	35,993	13,306

Other income (expense):
Interest expense, net	(11,238)	(12,179)
Loss on foreign currency, net	(3,183)	(1,468)
Other expense, net	(208)	(97)
Total other expense	(14,629)	(13,744)

Income (loss) before provision for income taxes	21,364	(438)

Provision for income taxes	19,330	4,869

Income (loss) before loss from investments in unconsolidated affiliates	2,034	(5,307)

Loss from investments in unconsolidated affiliates	(4,478)	(6,741)

Net loss	(2,444)	(12,048)

Less: Net income (loss) attributable to noncontrolling interest	(272)	2,459

Net loss attributable to McDermott International, Inc.	$(2,172)	$(14,507)

Loss per share
Net loss attributable to McDermott International, Inc.
Basic:	(0.01)	(0.06)
Diluted:	(0.01)	(0.06)

Shares used in the computation of loss per share:
Basic:	239,137,912	237,504,719
Diluted:	239,137,912	237,504,719

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(2,444)	$(12,048)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	5	12
Gain (loss) on derivatives	30,791	(16,885)
Foreign currency translation	(3,343)	(2,042)
Other comprehensive income (loss), net of tax	27,453	(18,915)
Total comprehensive income (loss)	$25,009	$(30,963)
Less: Comprehensive income (loss) attributable to non-controlling interests	(285)	2,426
Comprehensive income (loss) attributable to McDermott International, Inc.	$25,294	$(33,389)

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$696,103	$664,844
Restricted cash and cash equivalents	101,726	116,801
Accounts receivable—trade, net	271,713	208,474
Accounts receivable—other	55,350	66,689
Contracts in progress	358,501	435,829
Other current assets	46,716	34,641
Total current assets	1,530,109	1,527,278
Property, plant and equipment	2,432,169	2,467,352
Less accumulated depreciation	(838,050)	(856,493)
Net property, plant and equipment	1,594,119	1,610,859
Accounts receivable – long-term retainages	160,515	155,061
Investments in unconsolidated affiliates	26,844	26,551
Deferred income taxes	13,657	18,822
Other assets	46,314	48,505
Total assets	$3,371,558	$3,387,076

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$25,298	$24,882
Accounts payable	298,297	279,821
Accrued liabilities	299,277	330,943
Advance billings on contracts	138,272	164,773
Income taxes payable	21,541	23,787
Total current liabilities	782,685	824,206
Long-term debt	815,641	819,001
Self-insurance	19,363	18,653
Pension liability	24,025	24,066
Non-current income taxes	55,121	52,559
Other liabilities	104,735	101,870
Commitments and contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 248,374,567 and 246,841,128 shares, respectively	248,374	246,841
Capital in excess of par value (including prepaid common stock purchase contracts)	1,685,061	1,687,059
Accumulated deficit	(263,056)	(260,884)
Treasury stock, at cost: 8,020,427 and 7,824,204 shares, respectively	(93,539)	(92,262)
Accumulated other comprehensive loss	(66,489)	(93,955)
Stockholders' Equity—McDermott International, Inc.	1,510,351	1,486,799
Noncontrolling interest	59,637	59,922
Total Equity	1,569,988	1,546,721
Total Liabilities and Equity	$3,371,558	$3,387,076

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,444)	$(12,048)
Non-cash items included in net loss:
Depreciation and amortization	20,602	25,327
Impairment loss	32,311	-
Drydock amortization	3,940	5,272
Stock-based compensation charges	1,484	4,278
Loss from investments in unconsolidated affiliates	4,478	6,741
Restructuring expense	-	4,169
Deferred income taxes	5,164	(5,341)
Other non-cash items	(2,698)	(1,839)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(61,248)	(69,214)
Contracts in progress net of advance billings on contracts	50,839	(61,021)
Accounts payable	16,762	110,785
Accrued and other current liabilities	(16,112)	(5,723)
Pension liability	(375)	(555)
Other assets and liabilities	6,577	(19,370)
Total cash provided by (used in) operating activities	59,280	(18,539)

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,900)	(23,972)
(Increase) decrease in restricted cash and cash equivalents	15,075	(12,179)
Sales and maturities of available-for-sale securities	-	1,775
Investments in unconsolidated affiliates	(4,105)	(4,696)
Other investing activities	-	76
Total cash used in investing activities	(20,930)	(38,996)

Cash flows from financing activities:
Repayment of debt	(4,752)	(4,706)
Repurchase of common stock	(2,200)	(1,003)
Other	-	(320)
Total cash used in financing activities	(6,952)	(6,029)

Effects of exchange rate changes on cash and cash equivalents	(139)	(1,109)
Net increase (decrease) in cash and cash equivalents	31,259	(64,673)
Cash and cash equivalents at beginning of period	664,844	665,309
Cash and cash equivalents at end of period	$696,103	$600,636

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
		(Unaudited)

	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2016	$246,841	$1,687,059	$(260,884)	$(93,955)	$(92,262)	$1,486,799	$59,922	$1,546,721
Net loss	-	-	(2,172)	-	-	(2,172)	(272)	(2,444)
Other comprehensive income (loss) net of tax	-	-	-	27,466	-	27,466	(13)	27,453
Common stock issued	1,907	(1,907)	-	-	-	-	-	-
Stock-based compensation charges	-	458	-	-	-	458	-	458
Purchase of treasury shares	-	-	-	-	(2,200)	(2,200)	-	(2,200)
Retirement of common stock	(374)	(549)	-	-	923	-	-	-
Balance at March 31, 2016	$248,374	$1,685,061	$(263,056)	$(66,489)	$(93,539)	$1,510,351	$59,637	$1,569,988

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

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in MDR’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 22, 2016.

Classification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Our Consolidated Financial Statements previously reported Loss from investment in unconsolidated affiliates as components of operating income. In the first quarter of 2016, we concluded that classification of loss from investments in unconsolidated affiliates after provision for income tax better reflected how the operations of our unconsolidated affiliates relate to our business as a whole.

Recently Issued and Adopted Accounting Guidance

Income Tax—In November 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  Under this ASU an entity shall classify deferred tax assets and liabilities as noncurrent. We adopted ASU 2015-17 in the first quarter of 2016. Our adoption of that ASU did not have material impact on the presentation of our Consolidated Financial Statements. All comparable periods presented have been revised to reflect this change.

Consolidation—In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The amendments in ASUs 2015-16 and 2015-02 are effective for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. We adopted these ASUs in the first quarter of 2016. Our adoption of these ASUs did not have material impact on the accompanying Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2016

Stock Compensation—In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The application of this ASU is not expected to have a material impact on our future Consolidated Financial Statements and related disclosures.

Derivatives—In March 2016, the FASB issued ASU 2016-06, Derivatives and hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU clarifies that a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. This ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact of this guidance on our future Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-05, Derivatives and hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. This ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The application of this ASU is not expected to have a material impact on our Consolidated Financial Statements.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this ASU on our future Consolidated Financial Statements and related disclosures.

Financial Assets and Liabilities—In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  Under this new guidance, entities will be required to measure all investments in equity securities that are not subject to equity method or consolidation accounting at fair value, with changes recognized in net income.  Fair value changes related to instrument-specific credit risk in financial liabilities accounted for under the fair value option in Accounting Standards Codification 825 must be recorded in other comprehensive income instead of earnings.  ASU 2016-01 also changes presentation and disclosure requirements for financial assets and liabilities.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption not permitted except related to changes in fair value for financial liabilities. We are currently assessing the impact of these amendments on our future Consolidated Financial Statements and related disclosures.

Going Concern—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in effect under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, we will be required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We are currently assessing the impact of ASU 2014-15 on our future Consolidated Financial Statements and related disclosures.

Revenue—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting revenue Gross versus Net), which improves the operability and understandability of the Topic 606 implementation guidance on principal versus agent considerations. Effective date and transition requirements for this ASU are the same as effective date and transition requirements for ASU 2014-09.

We are currently evaluating the requirements of these ASUs and have not yet determined their impacts on our future Consolidated Financial Statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of March 31, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $20 million was included in backlog. As of March 31, 2015, total unapproved change orders included in our estimates at completion aggregated approximately $240 million, of which approximately $73 million was included in backlog.

Claims Revenue

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with claims was $16 million and $7 million as of March 31, 2016 and 2015, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue or associated costs in their financial results for the quarters ended March 31, 2016 and 2015.

None of the claims included in our estimates at completion at March 31, 2016 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

As of March 31, 2016, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

As of March 31, 2016, one significant active project, the Agile vessel charter project in Brazil, was in a loss position and, as a result, future revenues were expected to equal costs when recognized. The customer recently notified us that they would be terminating the contract in May 2016. As of March 31, 2016, the related backlog for the loss project was approximately $5 million.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 3—USE OF ESTIMATES

We use estimates and assumptions to prepare our financial statements in conformity with U.S. GAAP. Those estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of March 31, 2016, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016

Operating income for the three months ended March 31, 2016 was positively impacted by net favorable changes in cost estimates totaling approximately $40 million across all segments.

Americas, Europe and Africa Segment (“AEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million, primarily attributable to successful execution and close-out improvements on two significant projects, PB Litoral and Exxon Julia Subsea Tieback, in the first quarter of 2016. Included in the change was a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date. Miscellaneous other projects also experienced net positive changes in estimate, which were individually not material.

Middle East Segment (“MEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $7 million, primarily due to productivity improvements and associated cost savings related to the DB 27 vessel on a Saudi Aramco project and cost savings on miscellaneous other projects.

Asia Segment (“ASA”)—This segment had net favorable changes in estimates aggregating approximately $17 million driven by improved productivity and project execution cost savings on the Inpex Ichthys project, agreement on outstanding change orders on the Brunei Shell Petroleum pipeline replacement project and agreement on outstanding change orders and cost savings on miscellaneous other projects.

Three months ended March 31, 2015

Operating income for the three months ended March 31, 2015 was positively impacted by net favorable changes in cost estimates totaling approximately $22 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $7 million, primarily due to $4 million in reduced cost estimates attributable to a revised demobilization plan for one of our vessels, the North Ocean 105 (the “NO 105”), which is currently working on a  subsea project in Brazil.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $9 million. Two EPCI projects in Saudi Arabia were positively impacted by $7 million of changes in revenue recovery and cost savings based on constructive discussions with the customer on design optimization and by $6 million for improvement in revenue recovery estimates and due to the favorable outcome of our discussions with the customer on compensation for vessel downtime due to weather and standby delays. These favorable changes were partially offset by the $5 million negative impact on an EPCI project in Saudi Arabia, primarily due to changes in cost estimates as a result of a change in marine execution plans.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $6 million, driven by multiple projects, none of the individual results of which were material.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 4—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and subsequently implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan included personnel reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. The remaining activities for MPI are still progressing, and we expect to substantially complete the move from Singapore to Kuala Lumpur, along with additional sourcing initiatives, in the second quarter 2016.

We continued our efforts to improve our cost structure by initiating the Additional Overhead Reduction program (“AOR”) during fourth quarter 2015. AOR actions have included personnel reductions affecting direct operating expense and SG&A, and with additional opportunities for cost reductions identified in the first quarter of 2016, is now expected to be complete in the third quarter of 2016.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents amounts incurred during the three months ended March 31, 2016 and 2015, as well as amounts incurred from the inception of our restructuring efforts up to March 31, 2016 and amounts expected to be incurred in the future, by major type of cost and by segment.

	Incurred in the three months ended March 31,		Incurred from inception to	Estimate of remaining amounts to be
	2016	2015	March 31, 2016	incurred	Total
	(in thousands)
Americas Restructuring
Impairments and write offs	$-	$-	$12,923	$-	$12,923
Severance and other personnel-related costs	-	881	13,981	-	13,981
Morgan City environmental reserve	-	-	5,925	-	5,925
Morgan City yard-related expenses	-	914	12,557	-	12,557
Other	-	-	158	-	158
	-	1,795	45,544	-	45,544

Corporate Restructuring	-	-	6,601	-	6,601

MPI
Severance and other personnel-related costs
AEA	-	1,252	6,646	-	6,646
MEA	-	607	856	-	856
ASA	433	1,800	6,537	1,898	8,435
Corporate and other	-	719	1,611	-	1,611
Asset impairment and disposal					-
ASA	-	4,168	7,471	-	7,471
Legal and other advisor fees					-
ASA	-			390	390
Corporate	173	48	11,590	-	11,590
Other					-
AEA	-	-	692	-	692
ASA	895	-	6,829	2,327	9,156
Corporate and other	-	-	983	-	983
	1,501	8,594	43,215	4,615	47,830
AOR
Severance and other personnel-related costs
AEA	2,186	-	2,186	795	2,981
ASA	-	-	-	400	400
Corporate	785	-	785	472	1,257
Legal and other advisor fees			-	-
Corporate	1,728	-	2,528	-	2,528
Other				-
AEA	150	-	150	-	150
MEA	17	-	17	-	17
Corporate	-	-	-	2,469	2,469
	4,866	-	5,666	4,136	9,802

Total	$6,367	$10,389	$101,026	$8,751	$109,777

By segment
AEA	$2,336	$3,047	$55,218	$795	$56,013
MEA	17	607	873	-	873
ASA	1,328	5,968	20,837	5,015	25,852
Corporate	2,686	767	24,098	2,941	27,039
Total	$6,367	$10,389	$101,026	$8,751	$109,777

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Contract receivables:
Contracts in progress	$228,929	164,898
Completed contracts	45,235	35,702
Retainages	7,587	17,896
Unbilled	4,303	4,303
Less allowances	(14,341)	(14,325)
Accounts receivable—trade, net	$271,713	$208,474

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	March 31, 2016	December 31, 2015
	(in thousands)
Retainages expected to be collected within one year	$7,587	$17,896
Retainages expected to be collected after one year	160,515	155,061
Total retainages	$168,102	$172,957

NOTE 6—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

A detail of the components of contracts in progress and advance billings on contracts is as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Costs incurred less costs of revenues recognized	$119,879	$112,819
Revenues recognized less billings to customers	238,622	323,010
Contracts in Progress	$358,501	$435,829

Billings to customers less revenues recognized	106,249	265,618
Costs incurred less costs of revenue recognized	32,023	(100,845)
Advance Billings on Contracts	$138,272	$164,773

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7—DEBT

The carrying values of our long-term debt obligations, net of debt issuance costs of $18 million and $20 million as of March 31, 2016 and December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Senior Notes	$492,306	$491,890
Term Loan	289,771	289,979
North Ocean 105 Construction Financing	38,399	38,263
Amortizing Notes	18,005	21,205
Capital lease obligation	2,458	2,546
	840,939	843,883
Less: Amounts due within one year	25,298	24,882
Total long-term debt	$815,641	$819,001

Credit Agreement, Senior Notes and Amortizing Notes

In April 2014 we entered into a credit agreement (the “Credit Agreement”), which initially provided for a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), which is scheduled to mature in 2017, and a $300 million first-lien, second-out five-year term loan (the “Term Loan”), which is scheduled to mature in 2019. We also completed the issuance of (a) $500 million of second-lien, seven-year, senior secured notes; and (b) $288 million of tangible equity units (“TEUs”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $48 million, and (2) prepaid common stock purchase contracts.

In October 2015, we entered into an Amendment No. 1, which amended the Credit Agreement primarily to increase the existing LC Facility from $400 million to $520 million.

In February 2016, we entered into an Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

On April 18, 2016, we entered into an Amendment No. 3 to the Credit Agreement, which, among other things:

•	replaced the existing EBITDA covenant with new ratios (as defined in Amendment No. 3) as follows:
•	a minimum fixed charge coverage ratio of 1.15x for the fiscal quarter ended March 31, 2016 and each fiscal quarter thereafter;
•

a maximum total leverage ratio of 4.5x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through June 30, 2017, 4.0x for the fiscal quarters ending September 30, 2017 and December 31, 2017, and 3.5x for each fiscal quarter thereafter; and

•	a maximum secured leverage ratio of 2.0x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through December 31, 2017, and 1.5x for each fiscal quarter thereafter;

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

•

amended the maximum capital expenditure covenant to limit capital expenditures in 2016 and thereafter to $250  million each fiscal year, with any prior fiscal year unused capital expenditure up to $125 million able to be carried forward and added to the next year’s capital expenditure capacity, for a total of $375 million.

This change to our financial covenants was effective for the covenants tested as of March 31, 2016, and we were in compliance with these requirements, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.75x
Maximum total leverage ratio	4.5x	2.50x
Maximum secured leverage ratio	2x	0.94x

As of March 31, 2016 and December 31, 2015, the aggregate face amount of letters of credit issued under the LC Facility was $467 million and $384 million, respectively. No financial letters of credit have been issued under the LC Facility.

The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of March 31, 2016 and December 31, 2015, we had an aggregate face amount of approximately $100 million and $102  million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $43 million and $45 million, respectfully. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Also, in April 2016, we entered into an unsecured and uncommitted bilateral letter of credit arrangement for approximately $100 million with a Middle Eastern bank.  The newly issued bilateral letter of credit arrangement is anticipated to support our Middle Eastern business.

North Ocean Financing

NO 105―On September 30, 2010, MDR, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MDR unconditionally guaranteed all amounts to be borrowed under the agreement. Under the current LC Facility, we are required to exercise our option under the North Ocean 105 AS joint venture agreement to purchase Oceanteam ASA’s 25% ownership interest in the vessel-owning company and repay the outstanding NO 105 debt by April 2017.

Bank Guarantees

In 2015, MDR executed a reimbursement agreement with a Middle East based bank which provides an uncommitted line of credit in support of our contracting activities in the Middle East.  There are no administrative or commitment fees associated with the agreement.  As of March 31, 2016, bank guarantees issued under that agreement were $28 million.  Bank guarantees issued under other general reimbursement arrangements totaled $101 million and $100 million, as of March 31, 2016 and December 31, 2015, respectively.

Surety Bonds

As of March 31, 2016 and December 31, 2015, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $73 million and $54 million, respectively.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 8—PENSION AND POSTRETIREMENT BENEFITS

Net periodic benefit gain for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Interest cost	$5,259	$5,382	$338	$407
Expected return on plan assets	(5,003)	(6,677)	(397)	(710)
Net periodic (benefit) cost	$256	$(1,295)	$(59)	$(303)

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency—net in our Consolidated Statements of Operations.

As of March 31, 2016, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $33 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $24 million of deferred losses out of AOCI by March 31, 2017, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $536 million at March 31, 2016, with maturities extending through December 2017. Of this amount, approximately $286 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of March 31, 2016, the fair value of these contracts was in a net liability position totaling approximately $3 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2016	December 31, 2015
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable—other	$7,686	$1,668
Other assets	154	215
Total asset derivatives	$7,840	$1,883

Accounts payable	$8,330	$26,649
Other liabilities	2,080	4,018
Total liability derivatives	$10,410	$30,667

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Effects of Derivative Instruments on our Financial Statements

	March 31,
	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Amount of loss recognized in other comprehensive income (loss)	$20,534	$36,690

Income reclassified from AOCI into income: effective portion
Location: Cost of operations	9,679	19,854

Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location: Gain (loss) on foreign currency—net	(1,205)	1,817

NOTE 10—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of March 31, 2016 and December 31, 2015 that are measured at fair value on recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(2,570)	$(2,570)	$-	$(2,570)	$-
Non-recurring
Cash and cash equivalents	696,103	696,103	696,103	-	-
Restricted cash and cash equivalents	101,726	101,726	101,726	-	-
Debt	(840,939)	(733,743)	-	(667,540)	(66,203)

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(28,784)	$(28,784)	$-	$(28,784)	$-
Non-recurring
Cash and cash equivalents	664,844	664,844	664,844	-	-
Restricted cash and cash equivalents	116,801	116,801	116,801	-	-
Debt	(843,883)	(777,634)	-	(707,492)	(70,142)

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Fair Value Disclosure of Non-financial Assets

During the first quarter of 2016, we impaired our Agile vessel upon termination of its current charter in May 2016 and given the lack of opportunities for this type of vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value, in accordance with ASC 360-10, Property, Plant and Equipment.

Another vessel, the DB101, which was held and used in our ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million in the first quarter of 2015, and disposed of in the second quarter of 2015. An impairment loss of $3 million was recognized in the second quarter of 2015 and was included in restructuring expenses.

NOTE 11—STOCKHOLDERS’ EQUITY

The changes in the number of ordinary shares outstanding and treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2016	2015
Ordinary shares outstanding
Beginning balance	239,016,924	237,809,823
Common stock issued	1,907,215	990,039
Purchase of common stock	(569,999)	(300,553)
Ending balance	240,354,140	238,499,309

Ordinary shares held as Treasury shares
Beginning balance	7,824,204	7,400,027
Purchase of common stock	569,999	300,553
Retirement of common stock	(373,776)	-
Ending balance	8,020,427	7,700,580

Ordinary shares issued at the end of the period	248,374,567	246,199,889

Accumulated Other Comprehensive Income (Loss) (AOCI)

The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Foreign currency translation adjustments (“FCTA”)	$(33,268)	$(29,925)
Net unrealized gain on investments	252	247
Net loss on derivative financial instruments	(33,473)	(64,277)
Accumulated other comprehensive loss	$(66,489)	$(93,955)

During the first quarter of 2016 we recorded a $7 million adjustment decreasing FCTA with an offsetting reduction of Loss on foreign currency, net to correct amounts accounted for inappropriately in a previous period.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative(1)		TOTAL
	(In thousands)
Balance, January 1, 2015	$(15,212)	$241	$(82,837)		$(97,808)
Other comprehensive income (loss) before reclassification	(2,042)	12	(36,690)		(38,720)
Amounts reclassified from AOCI	-	-	19,838	(2)	19,838
Net current period other comprehensive income (loss)	(2,042)	12	(16,852)		(18,882)
Balance, March 31, 2015	$(17,254)	$253	$(99,689)		$(116,690)

Balance, January 1, 2016	$(29,925)	$247	$(64,277)		$(93,955)
Other comprehensive income (loss) before reclassification	(3,343)	5	20,534		17,196
Amounts reclassified from AOCI	-	-	10,270	(2)	10,270
Net current period other comprehensive income (loss)	(3,343)	5	30,804		27,466
Balance, March 31, 2016	$(33,268)	$252	$(33,473)		$(66,489)

(1)	Refer to Note 9 for additional details.
(2)	Reclassified to Cost of operations and Gain on foreign currency, net.

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Net loss attributable to McDermott International, Inc.	$(2,172)	$(14,507)

Weighted average common shares (basic)	239,137,912	237,504,719
Effect of dilutive securities:
Tangible equity units	-	-
Stock options, restricted stock and restricted stock units	-	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	239,137,912	237,504,719

Loss per share
Net loss attributable to McDermott International, Inc.
Basic:	(0.01)	(0.06)
Diluted:	(0.01)	(0.06)

 Approximately 7 million and 3.3 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three months ended March 31, 2016 and 2015, respectively.

Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million shares were considered in the calculation of diluted weighted-average shares for the three months ended March 31, 2016 and 2015; however, due to our net loss position, they have not been reflected above because they would be anti-dilutive.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Litigation

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

As of March 31, 2016 and December 31, 2015, we had total environmental accruals of $2 million, all of which was included in current liabilities and related to our plan to discontinue the utilization of our Morgan City fabrication facility. Inherent in the estimates of those reserves are our expectations regarding the levels of contamination and remediation costs, which may vary significantly as remediation activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our Consolidated Financial Statements.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2016, we have not recorded in our Consolidated Financial Statements approximately $10 million of potential liquidated damages liability. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

NOTE 14—SEGMENT REPORTING

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

We manage operating segments along geographic lines consisting of AEA, MEA and ASA. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally fully allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization.

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

Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in income (loss) of unconsolidated affiliates. Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues(1):
AEA	$62,625	$143,313
MEA	270,255	153,800
ASA	396,152	253,350
Total revenues	$729,032	$550,463

Operating income (loss)(2):
AEA	$(24,921)	$16,257
MEA	38,467	5,242
ASA	25,133	(7,426)
Corporate	(2,686)	(767)
Total operating income	$35,993	$13,306

Capital expenditures(3):
AEA	$2,585	$2,913
MEA	2,234	10,114
ASA	27,008	10,824
Corporate and Other	73	121
Total capital expenditures	$31,900	$23,972

Depreciation and amortization:
AEA	$7,143	$12,823
MEA	4,811	5,738
ASA	6,389	3,916
Corporate and Other	2,259	2,850
Total depreciation and amortization	$20,602	$25,327

Drydock amortization:
AEA	$3,176	$3,083
MEA	535	613
ASA	229	1,576
Total drydock amortization	$3,940	$5,272
(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)

The AEA segment’s operating loss for the three months ended March 31, 2016 includes an impairment charge of $32 million related to the Agile vessel. The ASA segment’s operating loss for the three months ended March 31, 2015 includes an impairment charge of $4 million related to the DB101.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(3)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for the three months ended March 31, 2016 exclude $2 million in accrued liabilities related to capital expenditures as of December 31, 2015. Capital expenditures for the three months ended March 31, 2015 include $3 million of cash payments for accrued capital expenditures outstanding as of December 31, 2014.

	March 31, 2016	December 31, 2015
	(In thousands)
Segment assets:
AEA	$772,111	$896,822
MEA	984,296	971,170
ASA	825,029	774,365
Corporate and Other	790,122	744,719
	$3,371,558	$3,387,076

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included in Item 1 of this report and the audited Consolidated Financial Statements and the related Notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual report on Form 10-K for the year ended December 31, 2015.

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

•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	our ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and
•	the results and estimated cost of personnel reductions affecting direct operating expense and selling, general and administrative (“SG&A”) functions.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	the volatility of oil and gas prices;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses and making joint ventures operational;
•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content or similar requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this quarterly report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Business Segments and Results of Operations

Business Segments

We report financial results under three reporting segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs that are generally fully allocated to our operating segments. For financial information about our segments, see Note 14, Segment Reporting, to our Consolidated Financial Statements.

AEA Segment

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

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam, India and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are currently provided by our Singapore office and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. In the third quarter of 2015, we announced our decision to move the ASA headquarters from Singapore to Kuala Lumpur to take advantage of a more favorable cost structure and to create a greater in-country presence in Malaysia for some of our key customers. That move is expected to be substantially complete in the second quarter of 2016. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate ventures, we have access to fabrication capacity in China and Malaysia.

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

Results of Operations

Selected Financial Data:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues:
AEA	$62,625	$143,313
MEA	270,255	153,800
ASA	396,152	253,350
Total revenues	729,032	550,463

Costs and Expenses:
Cost of operations	616,033	475,459
Selling, general and administrative expenses	38,328	51,676
Impairment loss	32,311	-
Gains on asset disposals	-	(367)
Restructuring expenses	6,367	10,389
Total costs and expenses	693,039	537,157

Operating income (loss):
AEA	(24,921)	16,257
MEA	38,467	5,242
ASA	25,133	(7,426)
Corporate	(2,686)	(767)
Total operating income	35,993	13,306

Other income (expense):
Interest expense, net	(11,238)	(12,179)
Loss on foreign currency, net	(3,183)	(1,468)
Other expense, net	(208)	(97)
Total other expense	(14,629)	(13,744)

Income (loss) before provision for income taxes	21,364	(438)

Provision for income taxes	19,330	4,869

Income (loss) before loss from investments in unconsolidated affiliates	2,034	(5,307)

Loss from investments in unconsolidated affiliates	(4,478)	(6,741)

Net loss	(2,444)	(12,048)

Less: Net income (loss) attributable to noncontrolling interest	(272)	2,459

Net loss attributable to McDermott International, Inc.	$(2,172)	$(14,507)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

Revenues increased by 32%, or $179 million, in the first quarter of 2016 compared to the first quarter of 2015. The increase in revenues in our MEA and ASA segments was partially offset by a decrease in revenue in our AEA segment.

AEA—Revenues in our AEA segment decreased 56%, or $81 million, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to a reduction in active projects in the 2016 period compared to the 2015 period.

In the first quarter of 2016, the following projects contributed to revenue: (1) hookup activities associated with the PB Litoral project, which was substantially complete in the first quarter of 2016; (2) marine campaigns executed by our DB 50 vessel on our Exxon Julia Subsea Tieback project in the Gulf of Mexico; (3) completion of pipe spooling on the LLOG Otis project in the Gulf of Mexico; and (4) progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

In the first quarter of 2015, revenues were contributed to by the following projects: (1) Ayatsil-A in the Gulf of Mexico; (2) NO 102 and NO 105 vessel charter campaigns; (3) the Agile charter marine campaign in Brazil; and (4) project close-out benefits associated with the Ayatsil B and Mafumeira fabrication projects at our Altamira facility. Those projects were either complete or substantially complete in 2015.

MEA—Revenues increased 76%, or $117 million, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to new projects awarded in 2015.

In the first quarter of 2016, the following projects contributed to revenue: (1) fabrication and installation activities on a project to supply twelve jackets; (2) marine activities on the Marjan power system replacement project; and (3) engineering activities on a lump-sum EPCI project under the second Long-Term Agreement (“LTA-II”), all with Saudi Aramco. The start of a large pipeline-related EPCI project in the Middle East during the first quarter of 2016 also contributed to increased revenue. Those increases were partly offset by reduced activity on Safaniya Phase 2, a Saudi Aramco project, in the first quarter of 2016 compared to the corresponding 2015 period.

In the first quarter of 2015, the following projects contributed to revenue: (1) the Abu Ali Cables, Karan 45 and Marjan North Dome Hookup projects, all with Saudi Aramco; and (2) the KJO Ratawi project in the Neutral Zone. Those projects were either complete or substantially complete in 2015.

ASA—Revenues in our ASA segment increased 56%, or $143 million, in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to (1) increased marine installation activity on Inpex Ichthys, an EPCI project in Australia; and (2) commencement of the Yamal module fabrication project, awarded in the third quarter of 2015.

In 2015, the following projects contributed to revenue: (1) the Bukit-Tua platform/subsea spools installation; (2) the Gorgon MRU project; and (3) the Brunei Shell Petroleum pipeline replacement project. All of those projects were either complete or substantially complete in 2015.

Cost of Operations

Cost of operations increased by 30%, or $141 million, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to increased activity in our MEA and ASA segments, which was partially offset by decreased activity at our AEA segment.

AEA—Cost of operations in our AEA segment decreased by $64 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to completion of: (1) the Ayatsil-A project in the Gulf of Mexico; and (2) the NO 102 and NO 105 vessel charter campaigns in Brazil in the first quarter 2015. The cost of operations in the first quarter of 2016 included costs associated with new or increased activities for the following projects: (1) the LLOG Otis pipeline project in the Gulf of Mexico; (2) the Ayatsil-C jacket replacement and deck installation projects; (3) the Exxon Julia Subsea Tieback project in the Gulf of Mexico and (4) the PB Litoral project.

MEA—Cost of operations in our MEA segment increased by $83 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to progress on contracts awarded in 2015. Those contracts include: (1) the project to supply twelve jackets; (2) the Marjan power systems replacement project; and (3) the lump-sum EPCI project under LTA-II, all with Saudi Aramco. The start of a large pipeline-related EPCI project in the Middle East during the first quarter of 2016 also contributed to increased cost of operations.

The first quarter of 2015 cost of operations included costs associated with marine and fabrication activities on (1) Saudi Aramco projects, primarily Safaniya Phase 2, Abu Ali Cables, Karan 45 and the Marjan North Dome Hookup; and (2) the KJO Ratawi project in the Neutral Zone, all of which were either complete or substantially complete in 2015.

ASA—Cost of operations in our ASA segment increased by $122 million in the first quarter of 2016 compared to the first quarter of 2015. The increase in cost of operations was primarily driven by (1) increased marine installation activity on the Inpex Ichthys, an EPCI project in Australia; and (2) higher activity on the Yamal module fabrication project during the quarter.

The costs of operation in the first quarter of 2015 included costs related to (1) the Brunei Shell Petroleum pipeline replacement project; (2) the Bukit-Tua platform/subsea spools installation; and (3) the Gorgon MRU project, all of which were either complete or substantially complete in 2015.

Operating Income

Operating income is frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Operating income increased by $23 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to increased activity and cost reimbursements in our MEA and ASA segments.

Segment Analysis

AEA—Operating income (loss) decreased by $41 million from $16 million of operating income in the first quarter of 2015 to a $25 million operating loss in the first quarter of 2016.

The following contributed to our AEA segment’s first quarter of 2016 operating loss: (1) net favorable changes in project estimates aggregating $16 million relating to the successful execution and close-out improvements on two significant projects, PB Litoral and the Exxon Julia Subsea Tieback; and (2) included in the $16 million changes in project estimates was a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date. Those increases were more than offset by a $32 million non-cash impairment charge related to our Agile vessel, discussed below.

During the first quarter of 2016, we decided to impair our Agile vessel upon termination of its current charter in May 2016 and given the lack of opportunities for this type of vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value.

The first quarter of 2015 operating income included: (1) improved profitability from the NO 102 and NO 105 vessel charters in Brazil, both of which were completed in 2015; and (2) close-out improvement on the Ayatsil B fabrication project and Intermac 600 vessel charter in the first quarter of 2015, which were not repeated in the first quarter of 2016.

MEA—Operating income improved by $33 million from $5 million in the first quarter of 2015 to $38 million in the first quarter of 2016, primarily due to: (1) jacket fabrication and installation activity on the project to supply twelve jackets; (2) reimbursement for vessel downtime/standby time incurred on the Safaniya Phase 2 project; (3) benefit from increased engineering and marine activities on the Marjan power systems replacement project; and (4) activity on the LTA-II project, all with Saudi Aramco. Commencement of a large pipeline-related EPCI project in the Middle East during the first quarter of 2016 also contributed to our MEA segment’s operating income.

In the first quarter of 2015, operating income included $19 million of benefits from: (1) the award of an EPIC change order on the KJO Hout project in the Neutral Zone; and (2) the reimbursement for vessel downtime/standby on our project to supply five jackets to Saudi Aramco.

ASA—Operating income improved by $32 million from a $7 million operating loss in the first quarter of 2015 to $25 million of operating income in the first quarter of 2016, primarily driven by changes to the estimated costs at completion due to: (1) increased marine installation activity and recognition of approved change orders on the Ichthys project in Australia, and (2) project close-out improvements from the Brunei Shell Petroleum pipeline-replacement project. The first quarter of 2015 operating loss also included a $4 million impairment related to the DB 101 vessel, which was not repeated in 2016.

Other Items in Operating Income (Loss)

Selling, general and administrative expenses (“SG&A”)—SG&A was $38 million and $52 million for the first quarter of 2016 and 2015, respectively. We continue our efforts to improve our cost structure, and both our McDermott Profitability Initiative (“MPI”) and Additional Overhead Reduction (“AOR”) program implementation contributed to lower SG&A expense in the first quarter of 2016 compared to the corresponding 2015 period.

Restructuring expenses—Restructuring expenses included in operating income were $6 million and $10 million in the first quarter of 2016 and 2015, respectively, a decrease of $4 million. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements. The first quarter of 2015 included a $4 million non-cash impairment charge related to one of our vessels, the DB101.

Other income (Expense)

Interest expense, net―Interest expense, net was $11 million and $12 million in the first quarter of 2016 and 2015, respectively.  Interest expense for both periods is associated with our long-term debt obligations discussed in Note 7, Debt, to the accompanying Consolidated Financial Statements.

Loss on foreign currency, net―Foreign currency losses were $3 and $1 million in the first quarter of 2016 and 2015, respectively. In the first quarter of 2016, losses related to foreign currency remeasurement were $9 million and hedging activities were $1 million, which were partially offset by a $7 million correction as described in Note 11, Stockholders’ Equity. In the first quarter of 2015, the foreign currency remeasurement losses of $3 million were partially offset by $2 million in gains related to hedging activities.

Provision for Income Taxes

For the three months ended March 31, 2016, we recognized income before provision for income taxes of $21 million, compared to a loss of $0.4 million in the three months ended March 31, 2015.  The provision for income taxes was $19 million and $5 million for the three months ended March 31, 2016 and 2015, respectively.

The increase in the provision for income taxes was primarily driven by higher taxable income, which was partially offset by losses in certain tax jurisdictions where we did not recognize a tax benefit.

Losses from investments in unconsolidated affiliates

Loss from investments in unconsolidated affiliates improved by $3 million from a $7 million loss in the first quarter of 2015 to a $4 million loss in the first quarter of 2016, primarily due to lower losses recognized from two of our joint ventures.

Noncontrolling Interests

Net loss attributable to noncontrolling interests was not material in the first quarter of 2016. Net income attributable to noncontrolling interests was $2 million in the first quarter of 2015. The change was primarily due to higher losses in one of our consolidated affiliates.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates we use in the preparation of our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 22, 2016. See Note 1 to our unaudited Consolidated Financial Statements included in this report for information on recently adopted accounting standards.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer, as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. At March 31, 2016 and December 31, 2015, the total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $20 million and $21 million, respectively, was included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Claims revenue in backlog at March 31, 2016 and December 31, 2015 was not material.

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

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2015	$4,231,447
Bookings from new awards	294,258
Additions and reductions on existing contracts	44,694
Less: Amounts recognized in revenues	729,032
Backlog at March 31, 2016(1)	$3,841,367
(1)	At March 31, 2016, approximately 50% and 14% of this backlog revenue was attributable to Saudi Aramco and Inpex Operations Australia Pty Ltd., respectively.

Our backlog by segment was as follows:

	March 31, 2016
	(in approximate millions)
AEA	$241	6%
MEA	2,502	65%
ASA	1,098	29%
Total Backlog	$3,841	100%

Of the March 31, 2016 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter
	(in approximate millions)
Total backlog(2)	$1,760	$1,565	$516

(2) Backlog revenue on a loss project is approximately $5 million and is expected to be recognized in the second quarter of 2016. Termination of this loss project effective May 30, 2016 resulted in $38 million of backlog decrease.

Liquidity and Capital Resources

Our primary internal source of liquidity is cash flow generated from operations and cash and cash equivalents on hand. Capacity under our existing credit arrangements is also available, if necessary, to provide necessary letters of credit, bank guarantees and surety bonds. These letters of credit, bank guarantees and surety bonds are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts.

Credit Agreement, Senior Notes and Amortizing Notes

In April 2014 we entered into a credit agreement (the “Credit Agreement”), which initially provided for a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), which is scheduled to mature in 2017, and a $300 million first-lien, second-out five-year term loan (the “Term Loan”), which is scheduled to mature in 2019. We also completed the issuance of (a) $500 million of second-lien, seven-year, senior secured notes; and (b) $288 million of tangible equity units (“TEUs”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $48 million, and (2) prepaid common stock purchase contracts.

In October 2015, we entered into an Amendment No. 1, which amended the Credit Agreement primarily to increase the existing LC Facility from $400 million to $520 million.

In February 2016, we entered into an Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

On April 18, 2016, we entered into an Amendment No. 3 to the Credit Agreement, which, among other things:

•	replaced the existing EBITDA covenant with new ratios (as defined in Amendment No. 3) as follows:
•	a minimum fixed charge coverage ratio of 1.15x for the fiscal quarter ended March 31, 2016 and each fiscal quarter thereafter;
•

a maximum total leverage ratio of 4.5x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through June 30, 2017, 4.0x for the fiscal quarters ending September 30, 2017 and December 31, 2017, and 3.5x for each fiscal quarter thereafter; and

•	a maximum secured leverage ratio of 2.0x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through December 31, 2017, and 1.5x for each fiscal quarter thereafter;
•

amended the maximum capital expenditure covenant to limit capital expenditures in 2016 and thereafter to $250  million each fiscal year, with any prior fiscal year unused capital expenditure up to $125 million able to be carried forward and added to the next year’s capital expenditure capacity, for a total of $375 million.

This change to our financial covenants was effective for the covenants tested as of March 31, 2016, and we were in compliance with these requirements, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.75x
Maximum total leverage ratio	4.5x	2.50x
Maximum secured leverage ratio	2x	0.94x

Calculation of ratios under the Amendment No. 3 requires us to compute consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”). Covenant EBITDA is not a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with the U.S GAAP.  Covenant EBITDA has a specific definition per the LC Facility and will differ in the method of calculation from similarly titled measures used by other companies. The following reconciliation shows the calculation of Covenant EBITDA based on net income for each of the periods presented:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$(2.2)	$(18.7)	$3.7	$11.5
Adjustments:
Interest Expense	11.6	12.1	13.2	13.2
Tax expense (benefit)	19.3	21.5	9.1	16.5
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	23.4	27.3	27.8	27.7
Other items:
Equity (income) loss	4.5	2.7	4.5	7.5
(Gain) loss on assets disposal	-	-	(0.1)	1.9
Impairment loss	32.3	-	-	6.8
Restructuring - asset impairment and disposal	-	-	-	3.3
Restructuring - other expense	6.4	8.7	6.3	12.1
Pension expense	0.3	24.5	(1.6)	(1.2)
Others	5.2	4.8	6.0	9.5
Total adjustments	$103.0	$101.6	$65.2	$97.3

Calculated Covenant EBITDA attributable to McDermott International, Inc.	100.8	82.9	68.9	108.8

Calculated Covenant EBITDA attributable to McDermott International, Inc. - Cumulative/TTM	$361.40

In addition, we are currently seeking consents from our existing Term Loan lenders to extend the maturity date of the LC Facility to April 22, 2019 (or January 15, 2019 if the term loan remains outstanding or is not refinanced by that date), to increase the baskets for purchase money indebtedness, acquisitions and purchase of junior priority debt and to extend the window to mortgage the Deepwater Lay Vessel (“DLV 2000”) by one year to allow us to consider potential financing options.  These terms would be effective only if we receive the necessary consents and satisfy the conditions to closing on or before June 30, 2016. Due to the fact that this involves a negotiation process with third parties, we can provide no assurance that such terms will become effective.

Also, in April 2016, we entered into an unsecured and uncommitted bilateral letter of credit arrangement for approximately $100 million with a Middle Eastern bank.  The newly issued bilateral letter of credit arrangement is anticipated to support our Middle Eastern business.

Cash and Cash Equivalents

As of March 31, 2016, we had $798 million of cash and cash equivalents and restricted cash compared to $782 million as of December 31, 2015. At March 31, 2016, we had $35 million of cash in jurisdictions outside the U.S., principally in the United Kingdom, Saudi Arabia and Indonesia. Less than 1% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

At March 31, 2016, we had restricted cash and cash equivalents totaling $102 million compared to $117 million as of December 31, 2015. The amounts as of March 31, 2016 and December 31, 2015 includes $100 million and $102 million, respectively, of cash collateral for letters of credit that generally may be replaced with letters of credit under the LC Facility.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $59 million in the three months ended March 31, 2016, as compared to the $19 million used in the three months ended March 31, 2015.

The cash provided (used) by operating activities primarily reflected our net income (loss), adjusted for non-cash items and changes in components of our working capital—accounts receivable, contracts in progress net of advance billings on contracts, and accounts payable.    Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on backlog as we complete certain phases of the projects.

Investing activities. Our net cash used in investing activities was $21 million in the three months ended March 31, 2016, compared to cash used in investing activities of $39 million in the three months ended March 31, 2015. These cash uses, in both periods, primarily related to the capital expenditures discussed below.

Financing activities. Our net cash used in financing activities was $7 million in the three months ended March 31, 2016 as compared to net cash used in financing activities of $6 million in the three months ended March 31, 2015.

We believe our anticipated future cash flows and capacity under our credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs at least for the next 12 months.

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

Capital expenditures for the three months ended March 31, 2016 were $32 million, as compared to $24 million for the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2016 were primarily attributable to the construction of the DLV 2000. Capital expenditures for the three months ended March 31, 2015 were primarily attributable to the construction of the DLV 2000, as well as costs associated with upgrading the capabilities of other marine vessels. As of March 31, 2016, of our remaining $174 million of DLV 2000 obligations, $143 million is payable the second quarter of 2016 and $31 million is payable in third quarter of 2016.

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

We have exposure to changes in interest rates under the Term Loan. As of March 31, 2016, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates at March 31, 2016 (in thousands):

								Fair Value at
	Years Ending December 31,							March 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
Long-term Debt — fixed rate	$20,971	$41,769	$436	$1,345	$-	$500,000	$564,521	$458,703
Average Interest Rate	7.66%	7.92%	8.00%	8.00%		8.00%
Long-term Debt — floating rate	2,250	3,000	3,000	286,500	-	-	294,750	275,040
Average Interest Rate	5.25%	5.35%	5.55%	5.61%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at March 31, 2016 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2016	Fair Value at March 31, 2016	Average Contractual Exchange Rate
Australian Dollar	$191,897	$(2,074)	0.7768
Danish Krone	17,194	286	6.6357
Euros	78,076	1,210	1.1240
Indian Rupee	9,301	104	68.5375
Norwegian Kroner	54,851	(1,038)	8.1841
Pound Sterling	5,772	(89)	1.4605
Singapore Dollar	114,455	1,827	1.3685
Swiss Frank	14,578	(240)	0.9390

Foreign Currency	Year Ending December 31, 2017	Fair Value at March 31, 2016	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(3,172)	0.9062
Euros	14,622	534	1.1107
Indian Rupee	9,976	37	71.5669
Pound Sterling	4,926	35	1.4327
Swiss Frank	429	10	0.9644

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 13 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

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

4.1*

Amendment No. 2, dated as of February 19, 2016, entered into by and among McDermott International, Inc., Credit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions party  thereto, as lenders and letters of credit issuers, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.20 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08430)).

4.2*

Amendment No. 3 to Credit Agreement and Amendment to Pledge and Security Agreement, dated as of April 18, 2016, by and among McDermott International, Inc., as LC borrower, McDermott Finance L.L.C., as term borrower, Crédit Agricole Corporate and Investment Bank, as administrative agent, the banks and financial institutions party thereto, as lenders and letters of credit issuers, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 19, 2016 (File No. 1-08430)).

10.1*

Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.2*

Form of 2016 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.3*

Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No, 1-08430)).

10.4*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
32.1	Section 1350 certification of Chief Executive Officer.
32.2	Section 1350 certification of Chief Financial Officer.

Exhibit Number	Description

101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2016	McDERMOTT INTERNATIONAL, INC.

	By:	/s/ KELLY C. JANZEN
Kelly C. Janzen Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.1*

Amendment No. 2, dated as of February 19, 2016, entered into by and among McDermott International, Inc., Credit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions party  thereto, as lenders and letters of credit issuers, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.20 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08430)).

4.2*

Amendment No. 3 to Credit Agreement and Amendment to Pledge and Security Agreement, dated as of April 18, 2016, by and among McDermott International, Inc., as LC borrower, McDermott Finance L.L.C., as term borrower, Crédit Agricole Corporate and Investment Bank, as administrative agent, the banks and financial institutions party thereto, as lenders and letters of credit issuers, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 19, 2016 (File No. 1-08430)).

10.1*

Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.2*

Form of 2016 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.3*

Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No, 1-08430)).

10.4*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
32.1	Section 1350 certification of Chief Executive Officer.
32.2	Section 1350 certification of Chief Financial Officer.

Exhibit Number	Description

101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
*	Incorporated by reference to the filing indicated.