Form 10-Q
period 2016-06-30
MCDERMOTT INTERNATIONAL INC
filed 2016-07-26
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock outstanding at July 22, 2016 was 240,571,660.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Revenues	$706,627	$1,046,537	$1,435,659	$1,597,000

Costs and Expenses:
Cost of operations	595,442	925,522	1,211,475	1,400,981
Selling, general and administrative expenses	52,075	47,793	90,403	99,469
Impairment loss	-	6,808	32,311	6,808
Loss (gain) on asset disposals	(362)	1,910	(362)	1,543
Restructuring expenses	2,484	15,391	8,851	25,780
Total costs and expenses	649,639	997,424	1,342,678	1,534,581

Operating income	56,988	49,113	92,981	62,419

Other income (expense):
Interest expense, net	(12,655)	(12,985)	(23,893)	(25,164)
Gain (loss) on foreign currency, net	(1,974)	1,943	(5,157)	475
Other expense, net	(877)	(359)	(1,085)	(456)
Total other expense	(15,506)	(11,401)	(30,135)	(25,145)

Income before provision for income taxes	41,482	37,712	62,846	37,274

Provision for income taxes	19,804	16,541	39,134	21,410

Income before income (loss) from investments in unconsolidated affiliates	21,678	21,171	23,712	15,864

Income (loss) from investments in unconsolidated affiliates	127	(7,481)	(4,351)	(14,222)

Net income	21,805	13,690	19,361	1,642

Less: Net income attributable to noncontrolling interest	1,148	2,164	876	4,623

Net income (loss) attributable to McDermott International, Inc.	$20,657	$11,526	$18,485	$(2,981)

Income (loss) per share
Net income (loss) attributable to McDermott International, Inc.
Basic:	0.09	0.05	0.08	(0.01)
Diluted:	0.07	0.04	0.07	(0.01)

Shares used in the computation of income (loss) per share:
Basic:	240,338,540	238,332,012	239,739,204	237,918,366
Diluted:	284,909,414	289,689,981	283,132,238	237,918,366

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$21,805	$13,690	$19,361	$1,642
Other comprehensive income, net of tax:
Unrealized gain on investments	12	4	17	16
Gain on derivatives	4,621	27,559	35,412	10,674
Foreign currency translation	(4,027)	(4,944)	(7,370)	(6,986)
Other comprehensive income, net of tax	606	22,619	28,059	3,704
Total comprehensive income	$22,411	$36,309	$47,420	$5,346
Less: Comprehensive income attributable to non-controlling interests	1,140	2,117	855	4,543
Comprehensive income attributable to McDermott International, Inc.	$21,271	$34,192	$46,565	$803

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$470,023	$664,844
Restricted cash and cash equivalents	112,792	116,801
Accounts receivable—trade, net	273,625	208,474
Accounts receivable—other	54,998	66,689
Contracts in progress	304,790	435,829
Other current assets	44,549	34,641
Total current assets	1,260,777	1,527,278
Property, plant and equipment	2,559,108	2,467,352
Less accumulated depreciation	(853,463)	(856,493)
Net property, plant and equipment	1,705,645	1,610,859
Accounts receivable—long-term retainages	128,190	155,061
Investments in unconsolidated affiliates	27,866	26,551
Deferred income taxes	13,154	18,822
Other assets	38,296	48,505
Total assets	$3,173,928	$3,387,076

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$52,802	$24,882
Accounts payable	215,987	279,821
Accrued liabilities	269,277	330,943
Advance billings on contracts	101,421	164,773
Income taxes payable	21,833	23,787
Total current liabilities	661,320	824,206
Long-term debt	704,108	819,001
Self-insurance	19,975	18,653
Pension liability	23,940	24,066
Non-current income taxes	58,379	52,559
Other liabilities	109,746	101,870
Commitments and contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 248,646,454 and 246,841,128 shares, respectively	248,646	246,841
Capital in excess of par value (including prepaid common stock purchase contracts)	1,689,103	1,687,059
Accumulated deficit	(242,399)	(260,884)
Accumulated other comprehensive loss	(65,875)	(93,955)
Treasury stock, at cost: 8,074,794 and 7,824,204 shares, respectively	(93,792)	(92,262)
Stockholders' Equity—McDermott International, Inc.	1,535,683	1,486,799
Noncontrolling interest	60,777	59,922
Total Equity	1,596,460	1,546,721
Total Liabilities and Equity	$3,173,928	$3,387,076

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$19,361	$1,642
Non-cash items included in net income:
Depreciation and amortization	41,997	51,371
Drydock amortization	6,932	9,658
Impairment loss	32,311	6,808
Stock-based compensation charges	9,242	9,891
Loss from investments in unconsolidated affiliates	4,351	14,222
Loss (gain) on asset disposals	(362)	1,543
Restructuring (gain) expense	(1,500)	9,153
Deferred income taxes	5,667	(1,215)
Other non-cash items	1,143	(495)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(30,835)	(147,293)
Contracts in progress, net of advance billings on contracts	67,698	(129,932)
Accounts payable	(65,212)	120,586
Accrued and other current liabilities	(45,523)	48,380
Pension liability	(751)	(942)
Other assets and liabilities	31,271	(19,443)
Total cash provided by (used in) operating activities	75,790	(26,066)

Cash flows from investing activities:
Purchases of property, plant and equipment	(170,674)	(47,985)
(Increase) decrease in restricted cash and cash equivalents	4,009	(6,842)
Investments in unconsolidated affiliates	(4,105)	(4,783)
Proceeds from asset dispositions	388	10,510
Sales and maturities of available-for-sale securities	-	2,875
Other investing activities	-	(232)
Total cash used in investing activities	(170,382)	(46,457)

Cash flows from financing activities:
Repayment of debt	(88,845)	(13,402)
Repurchase of common stock	(2,572)	(1,448)
Payment of debt issuance costs	(8,211)	-
Other	-	(13)
Total cash used in financing activities	(99,628)	(14,863)

Effects of exchange rate changes on cash and cash equivalents	(601)	(1,348)
Net decrease in cash and cash equivalents	(194,821)	(88,734)
Cash and cash equivalents at beginning of period	664,844	665,309
Cash and cash equivalents at end of period	$470,023	$576,575

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
		(Unaudited)
				Accumulated
	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Other Comprehensive Loss	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2016	$246,841	$1,687,059	$(260,884)	$(93,955)	$(92,262)	$1,486,799	$59,922	$1,546,721
Net income	-	-	18,485	-	-	18,485	876	19,361
Other comprehensive income (loss), net of tax	-	-	-	28,080	-	28,080	(21)	28,059
Common stock issued	2,206	(2,206)	-	-	-	-	-	-
Stock-based compensation charges	-	4,891	-	-	-	4,891	-	4,891
Purchase of treasury shares	-	-	-	-	(2,572)	(2,572)	-	(2,572)
Retirement of common stock	(401)	(641)	-	-	1,042	-	-	-
Balance at June 30, 2016	$248,646	$1,689,103	$(242,399)	$(65,875)	$(93,792)	$1,535,683	$60,777	$1,596,460

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

Classification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Our Consolidated Financial Statements previously reported income and loss from investment in unconsolidated affiliates as components of operating income. In the first quarter of 2016, we concluded that classification of loss from investments in unconsolidated affiliates after provision for income tax better reflected how the operations of our unconsolidated affiliates relate to our business as a whole.

Recently Issued and Adopted Accounting Guidance

Stock Compensation—In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, earnings per share and classification in the statement of cash flows. We adopted this ASU in the second quarter of 2016. Our adoption did not have a material impact on the presentation of our Consolidated Financial Statements.

Income Tax—In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  Under this ASU an entity shall classify deferred tax assets and liabilities as noncurrent. We adopted ASU 2015-17 in the first quarter of 2016. Our adoption of that ASU did not have a material impact on the presentation of our Consolidated Financial Statements. All comparable periods presented have been revised to reflect this change.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

limited partnerships and similar entities are variable interest entities or voting interest entities; affects the analysis performed by reporting entities regarding variable interest entities, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds.

The amendments in ASUs 2015-16 and 2015-02 are effective for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. We adopted these ASUs in the first quarter of 2016. Our adoption of these ASUs did not have a material impact on the accompanying Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of June 30, 2016

Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. A valuation account, allowance for credit losses, will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This ASU is effective for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact of this guidance on our future Consolidated Financial Statements and related disclosures.

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

Going Concern—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in effect under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, we will be required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter with early adoption permitted. We are currently assessing the impact of ASU 2014-15 on our future Consolidated Financial Statements and related disclosures.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarifying guidance for identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09.

We are currently evaluating the requirements of these ASUs and have not yet determined their impacts on our future Consolidated Financial Statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of June 30, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $24 million was included in backlog. As of June 30, 2015, total unapproved change orders included in our estimates at completion aggregated approximately $159 million, of which approximately $38 million was included in backlog.

Claims Revenue

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with claims was $16 million and $7 million as of June 30, 2016 and 2015, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue or associated costs in their financial results for the quarters ended June 30, 2016 and 2015.

None of the claims included in our estimates at completion at June 30, 2016 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers.

As of June 30, 2016, there were no active projects which were in a significant loss position.

NOTE 3—USE OF ESTIMATES

We use estimates and assumptions to prepare our financial statements in conformity with U.S. GAAP. Those estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of June 30, 2016, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016

Operating income for the three months ended June 30, 2016 was positively impacted by net favorable changes in estimates totaling approximately $28 million across all segments.

Americas, Europe and Africa Segment (“AEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $7 million, primarily attributable to productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico in the second quarter of 2016.

Middle East Segment (“MEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $10 million, primarily due to (1) productivity improvements and associated cost savings related to the Intermac 406 vessel, and productivity improvements and associated cost savings related to the DB 27 vessel, both associated with Saudi Aramco projects; and (2) other miscellaneous projects, which individually were not material.

Asia Segment (“ASA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $11 million which were primarily driven by productivity improvements and associated cost savings and agreement on outstanding change orders on our active projects.

Six months ended June 30, 2016

Operating income for the six months ended June 30, 2016 was positively impacted by net favorable changes in estimates totaling approximately $68 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $23 million, primarily due to (1) successful execution and close-out improvements on two significant projects, PB Litoral and Exxon Julia Subsea Tieback; and (2) productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico. Included in the change was a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date. Those changes were partially offset by net unfavorable changes, none of which were material individually.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $17 million, primarily due to (1) productivity improvements and associated cost savings related to the DB 27 vessel and productivity improvements on the Intermac 406 vessel and associated cost savings, both associated with Saudi Aramco projects; and (2) other miscellaneous projects, none of which were material individually.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $28 million, primarily driven by productivity improvements and associated cost savings and agreement on outstanding change orders on active and completed projects.

Three months ended June 30, 2015

Operating income for the three months ended June 30, 2015 was positively impacted by net favorable changes in estimates totaling approximately $7 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $3 million, primarily due to reduced cost estimates attributable to the contract close-out process associated with the Papa Terra EPCI project in Brazil.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $1 million. A project in Saudi Arabia was positively impacted by $7 million due to productivity improvements and associated cost savings on the Intermac 406 vessel, which was working on a cable lay project. These favorable changes were partially offset by a $5 million increase in pipelay cost estimates on a U.A.E. project, primarily due to changes in execution plan, and a $1 million unfavorable change in estimates for multiple projects.

ASA—This segment was positively impacted by net favorable changes in estimates and productivity bonuses earned totaling approximately $3 million, driven by multiple projects, none of the individual results of which were material.

Six months ended June 30, 2015

Operating income for the six months ended June 30, 2015 was positively impacted by net favorable changes in estimates totaling approximately $29 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $10 million. Improvements primarily related to reduced cost estimates of approximately $3 million attributable to the Papa Terra project, $4 million due to productivity improvements on the Agile charter and reduced cost estimates of $4 million attributable to a revised demobilization plan for one of our vessels, the North Ocean 105 (the “NO 105”), which was working on a subsea project in Brazil, partially offset by a $1 million unfavorable impact driven by multiple projects.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $10 million. An EPCI project in Saudi Arabia was positively impacted by $7 million due to changes in revenue recovery and cost savings based on an agreement with a customer on design optimization. Another project in Saudi Arabia was positively impacted by $8 million of changes mostly due to productivity improvements and associated cost savings on the Intermac 406, which was working on a cable lay project. A project in the U.A.E. improved by $5 million as a result of an agreement with the customer on compensation for vessel downtime due to weather and standby delays. We also had favorable changes of $1 million from multiple projects, none of the individual results of which were material. These favorable changes were partially offset by a $6 million negative impact on another EPCI project in Saudi Arabia, primarily due to an increase in cost estimates, as a result of a change in marine execution plans, and a $5 million increase in pipelay cost estimates on a U.A.E. project, as a result of changes in execution plan.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $9 million, driven by multiple projects, none of the individual results of which were material.

NOTE 4—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and subsequently implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan included personnel reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. The previously announced move of our ASA regional headquarters from Singapore to Kuala Lumpur, along with additional sourcing initiatives, is substantially complete.

We continued our efforts to improve our cost structure by initiating the Additional Overhead Reduction program (“AOR”) during fourth quarter of 2015. AOR actions, which have included personnel reductions affecting direct operating and selling, general and administrative expenses are now expected to be substantially complete in the third quarter of 2016.

During 2013 and 2014, we implemented a restructuring of our Americas operations, which involved our Morgan City, Louisiana, Houston, Texas, New Orleans, Louisiana and some Brazil locations. The restructuring involved, among other things, reductions of management, administrative, fabrication and engineering personnel, and the discontinued utilization of the Morgan City facility.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

We completed a Corporate restructuring during 2014. Costs associated with our Corporate restructuring activities primarily included severance, relocation and other personnel-related costs and costs for advisors, as well as costs for certain executive management changes that became effective during the fourth quarter of 2013.

The following table presents amounts incurred during the three and six months ended June 30, 2016 and 2015, as well as amounts incurred from the inception of our restructuring efforts up to June 30, 2016 and amounts expected to be incurred in the future by major type of cost and by segment.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Incurred in the three months ended June 30,		Incurred in the six months ended June 30,		Incurred from inception to	Estimate of remaining amounts
	2016	2015	2016	2015	June 30, 2016	to be incurred	Total
	(in thousands)
Americas Restructuring
Impairments and write offs	$-	$-	$-	$-	$12,923	$-	$12,923
Severance and other personnel-related costs	-	1,621	-	2,502	13,981	-	13,981
Morgan City environmental reserve	(1,500)	-	(1,500)	-	4,425	-	4,425
Morgan City yard-related expenses	-	820	-	1,734	12,557	-	12,557
Other	-	-	-	-	158	-	158
	(1,500)	2,441	(1,500)	4,236	44,044	-	44,044

Corporate Restructuring	-	-	-	-	6,601	-	6,601

MPI
Severance and other personnel-related costs
AEA		898	-	2,150	6,646	250	6,896
MEA	-	304	-	911	856	-	856
ASA	992	1,786	1,425	3,586	7,529	1,000	8,529
Corporate and other		400	-	1,119	1,611	-	1,611
Asset impairment and disposal							-
ASA	-	3,303	-	7,471	7,471	-	7,471
Legal and other advisor fees							-
ASA	-	-	-	-	-	-	-
Corporate	49	2,732	222	2,780	11,639	-	11,639
Other							-
AEA	-	-	-	-	692	-	692
ASA	1,541	3,527	2,436	3,527	8,370	-	8,370
Corporate and other	-	-	-	-	983	-	983
	2,582	12,950	4,083	21,544	45,797	1,250	47,047
AOR
Severance and other personnel-related costs
AEA	1,022	-	3,208	-	3,208	-	3,208
ASA	-	-	-	-	-	400	400
Corporate	51	-	836	-	836	100	936
Legal and other advisor fees					-
Corporate	240	-	1,968	-	2,768	-	2,768
Other
AEA	16	-	166	-	166	-	166
MEA	-	-	17	-	17	-	17
Corporate	73	-	73	-	73	1,000	1,073
	1,402	-	6,268	-	7,068	1,500	8,568

Total	$2,484	$15,391	$8,851	$25,780	$103,510	$2,750	$106,260

By segment
AEA	$(462)	$3,339	$1,874	$6,386	$54,756	$250	$55,006
MEA	-	304	17	911	873	-	873
ASA	2,533	8,616	3,861	14,584	23,370	1,400	24,770
Corporate	413	3,132	3,099	3,899	24,511	1,100	25,611
Total	$2,484	$15,391	$8,851	$25,780	$103,510	$2,750	$106,260

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Contract receivables:
Contracts in progress	$201,505	164,898
Completed contracts	33,725	35,702
Retainages	48,410	17,896
Unbilled	4,303	4,303
Less allowances	(14,318)	(14,325)
Accounts receivable—trade, net	$273,625	$208,474

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	June 30, 2016	December 31, 2015
	(in thousands)
Retainages expected to be collected within one year	$48,410	$17,896
Retainages expected to be collected after one year	128,190	155,061
Total retainages	$176,600	$172,957

NOTE 6—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

A detail of the components of contracts in progress and advance billings on contracts is as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Costs incurred less costs of revenue recognized	$93,047	$112,819
Revenues recognized less billings to customers	211,743	323,010
Contracts in Progress	$304,790	$435,829

Billings to customers less revenue recognized	30,484	265,618
Costs incurred less costs of revenue recognized	70,937	(100,845)
Advance Billings on Contracts	$101,421	$164,773

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7—DEBT

The carrying values of our long-term debt obligations, net of debt issuance costs of $18 million and $20 million as of June 30, 2016 and December 31, 2015, respectively, are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Senior Notes	$492,690	$491,890
Term Loan	212,364	289,979
North Ocean 105 Construction Financing	34,760	38,263
Amortizing Notes	14,726	21,205
Capital lease obligation	2,370	2,546
	756,910	843,883
Less: Amounts due within one year	52,802	24,882
Total long-term debt	$704,108	$819,001

Credit Agreement, Senior Notes and Amortizing Notes

In April 2014 we entered into a credit agreement (the “Credit Agreement”), which initially provided for a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), scheduled to mature in 2017, and a $300 million first-lien, second-out five-year term loan (the “Term Loan”), scheduled to mature in 2019. We also completed the issuance of (a) $500 million of second-lien, seven-year, senior secured notes; and (b) $288 million of tangible equity units (“TEUs”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $48 million, and (2) prepaid common stock purchase contracts.

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

•	a maximum secured leverage ratio of 2.0x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through December 31, 2017, and 1.5x for each fiscal quarter thereafter; and
•

amended the maximum capital expenditure covenant to limit capital expenditures in 2016 and thereafter to $250 million each fiscal year, with any prior fiscal year unused capital expenditures up to $125 million able to be carried forward and added to the next year’s capital expenditure capacity, for a total of $375 million.

In addition, upon the May 13, 2016 satisfaction of certain conditions set forth in Amendment 3, including the receipt of requisite consents from term lenders under the Credit Agreement, Amendment 3 also amended the Credit Agreement to, among other things:

•

extend the maturity date of the LC Facility commitments to April 22, 2019, unless the Term Loan has not been repaid or refinanced by January 15, 2019, in which case the LC Facility commitments will expire on January 15, 2019;

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

•	change the existing letter of credit capacity of $520 million to $450 million;

•	extend the deadline for mortgaging the DLV 2000 to one year after taking delivery thereof, and give McDermott the option to consider potential financing options for the DLV 2000 during that period;

•	increase the basket for purchase money indebtedness from $20 million to $150 million;

•	modify the covenant limiting acquisitions to permit up to $150 million of acquisitions; and

•	modify the covenant limiting the prepayment or purchase of junior priority debt to permit up to $100 million of such prepayments or purchases.

On May 12, 2016, we entered into an Amendment No. 4 to the Credit Agreement which, among other things:

•	increased the applicable margin payable on the Term Loan by 3.0% per annum; and

•	required that the net cash proceeds of any sale (including a sale and leaseback) of the DLV 2000 be applied as a mandatory prepayment of the Term Loan.

On May 13, 2016, McDermott voluntarily prepaid $75 million of the Term Loan and satisfied the other conditions to the “effective date” set forth in Amendment No. 4.

We were in compliance with our financial covenants as of June 30, 2016, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.58x
Maximum total leverage ratio	4.5x	2.41x
Maximum secured leverage ratio	2x	0.79x

As of June 30, 2016 and December 31, 2015, the aggregate face amount of letters of credit issued under the LC Facility was $397 million and $384 million, respectively. No financial letters of credit have been issued under the LC Facility.

The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of June 30, 2016 and December 31, 2015, we had an aggregate face amount of approximately $113 million and $102  million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $43 million and $45 million, respectively. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

North Ocean Financing

NO 105―On September 30, 2010, MDR, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MDR unconditionally guaranteed all amounts to be borrowed under the agreement. Under the current Credit Agreement, we are required to exercise our option under the North Ocean 105 AS joint venture agreement to purchase Oceanteam ASA’s 25% ownership interest in the vessel-owning company and repay the outstanding NO 105 debt by April 2017.

Unsecured Bilateral Lines of Credit

MDR has reimbursement agreements in place with Middle Eastern banks which provide uncommitted lines of credit in support of our contracting activities in the Middle East.  There are no administrative or commitment fees associated with these agreements.  Bank guarantees issued under these agreements were $191 million and $118 million, as of June 30, 2016 and December 31, 2015, respectively.  In April 2016, we entered into an unsecured and uncommitted bilateral letter of credit arrangement for approximately $100 million with a Middle Eastern bank to support our business in the region.  As of June 30, 2016, we had an aggregate face amount of approximately $80 million of letters of credit outstanding under that arrangement.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Surety Bonds

As of June 30, 2016 and December 31, 2015, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $85 million and $54 million, respectively.

NOTE 8—PENSION AND POSTRETIREMENT BENEFITS

Net periodic cost for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest cost	$5,293	$5,425	$10,552	$10,807
Expected return on plan assets	(5,001)	(6,677)	(10,004)	(13,354)
Net periodic (benefit) cost	$292	$(1,252)	$548	$(2,547)

	TCN Plan
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest cost	$338	$406	$676	$813
Expected return on plan assets	(397)	(710)	(794)	(1,420)
Net periodic benefit	$(59)	$(304)	$(118)	$(607)

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

As of June 30, 2016, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $29 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $18 million of deferred losses out of AOCI by June 30, 2017, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $357 million at June 30, 2016, with maturities extending through 2017. Of this amount, approximately $214 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of June 30, 2016, the fair value of these contracts was in a net liability position totaling approximately $8 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30, 2016	December 31, 2015
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,911	$1,668
Other assets	-	215
Total asset derivatives	$1,911	$1,883

Accounts payable	$8,735	$26,649
Other liabilities	1,281	4,018
Total liability derivatives	$10,016	$30,667

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$(10,304)	$8,034	$10,230	$(28,656)
Income reclassified from AOCI into income (loss): effective portion
Location: Cost of operations	14,932	19,572	24,611	39,426
Gain (loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location : Gain (loss) on foreign currency—net	(344)	2,047	(1,549)	3,864

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 10—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of June 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(8,105)	$(8,105)	$-	$(8,105)	$-
Non-recurring
Cash and cash equivalents	470,023	470,023	470,023	-	-
Restricted cash and cash equivalents	112,792	112,792	112,792	-	-
Debt	(756,910)	(702,835)	-	(645,524)	(57,311)

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(28,784)	$(28,784)	$-	$(28,784)	$-
Non-recurring
Cash and cash equivalents	664,844	664,844	664,844	-	-
Restricted cash and cash equivalents	116,801	116,801	116,801	-	-
Debt	(843,883)	(777,634)	-	(707,492)	(70,142)

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

Quoted prices are not available for the amortizing notes included within the TEUs or the NO 105 financing. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. These instruments are classified as Level 3 within the fair value hierarchy.

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

Fair Value Disclosure of Non-financial Assets

During the first quarter of 2016, we impaired our Agile vessel upon termination of its current charter in May 2016, given the lack of opportunities for this type of vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value, in accordance with ASC 360-10, Property, Plant and Equipment.

Another vessel, the DB101, which was held and used in our ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million in the first quarter of 2015, and was disposed of in the second quarter of 2015. An impairment loss of $3 million was recognized in the second quarter of 2015 and was included in restructuring expenses.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In the second quarter of 2015, we abandoned a marine pipelay welding system project and recognized a $7 million non-cash impairment charge, which equaled the carrying value of that asset.

NOTE 11—STOCKHOLDERS’ EQUITY

The changes in the number of shares outstanding and treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2016	2015
Shares outstanding
Beginning balance	239,016,924	237,809,823
Common stock issued	2,206,027	1,472,897
Purchase of common stock	(651,291)	(401,986)
Ending balance	240,571,660	238,880,734

Shares held as Treasury shares
Beginning balance	7,824,204	7,400,027
Purchase of common stock	651,291	401,986
Retirement of common stock	(400,701)	-
Ending balance	8,074,794	7,802,013

Ordinary shares issued at the end of the period	248,646,454	246,682,747

Accumulated Other Comprehensive Income (Loss) (AOCI)

The components of AOCI included in stockholders’ equity are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Foreign currency translation adjustments (“FCTA”)	$(37,295)	$(29,925)
Net unrealized gain on investments	264	247
Net loss on derivative financial instruments	(28,844)	(64,277)
Accumulated other comprehensive loss	$(65,875)	$(93,955)

During the first quarter of 2016, we recorded a $7 million adjustment decreasing FCTA, with an offsetting reduction of Loss on foreign currency, net, to correct amounts accounted for inappropriately in a previous period.

In the second quarter of 2016, foreign currency instruments associated with construction of our DLV 2000 vessel were settled upon the final payment to the vendor. These instruments were designated as cash flow hedges and as such $20 million of cumulative loss is recorded in AOCI and will be amortized consistent with the depreciation of the vessel.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

2016 Period
For the three months ended June 30, 2016	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative(1)		TOTAL
	(In thousands)
Balance, March 31, 2016	$(33,268)	$252	$(33,473)		$(66,489)
Other comprehensive income (loss) before reclassification	(4,027)	12	(10,304)		(14,319)
Amounts reclassified from AOCI	-	-	14,933	(2)	14,933
Net current period other comprehensive income (loss)	(4,027)	12	4,629		614
Balance, June 30, 2016	$(37,295)	$264	$(28,844)		$(65,875)

For the six months ended June 30, 2016	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivatives (1)		TOTAL
	(In thousands)
Balance, January 1, 2016	$(29,925)	$247	$(64,277)		$(93,955)
Other comprehensive income (loss) before reclassification	(7,370)	17	10,230		2,877
Amounts reclassified from AOCI	-	-	25,203	(2)	25,203
Net current period other comprehensive income (loss)	(7,370)	17	35,433		28,080
Balance, June 30, 2016	$(37,295)	$264	$(28,844)		$(65,875)

2015 Period
For the three months ended June 30, 2015	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative(1)		TOTAL
	(In thousands)
Balance, March 31, 2015	$(17,254)	$253	$(99,689)		$(116,690)
Other comprehensive income (loss) before reclassification	(2,701)	4	8,034		5,337
Amounts reclassified from AOCI	(2,243)	-	19,572	(2)	17,329
Net current period other comprehensive income (loss)	(4,944)	4	27,606		22,666
Balance, June 30, 2015	$(22,198)	$257	$(72,083)		$(94,024)

For the six months ended June 30, 2015	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative(1)		TOTAL
	(In thousands)
Balance, January 1, 2015	$(15,212)	$241	$(82,837)		$(97,808)
Other comprehensive income (loss) before reclassification	(4,743)	16	(28,656)		(33,383)
Amounts reclassified from AOCI	(2,243)	-	39,410	(2)	37,167
Net current period other comprehensive income (loss)	(6,986)	16	10,754		3,784
Balance, June 30, 2015	$(22,198)	$257	$(72,083)		$(94,024)

(1)	Refer to Note 9 for additional details.
(2)	Reclassified to Cost of operations and Gain on foreign currency, net.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Net income (loss) attributable to McDermott International, Inc.	$20,657	$11,526	$18,485	$(2,981)

Weighted average common shares (basic)	240,338,540	238,332,012	239,739,204	237,918,366
Effect of dilutive securities:
Tangible equity units	40,896,300	40,896,300	40,896,300	-
Stock options, restricted stock and restricted stock units	3,674,574	10,461,669	2,496,734	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	284,909,414	289,689,981	283,132,238	237,918,366

Income (loss) per share
Net income (loss) attributable to McDermott International, Inc.
Basic:	0.09	0.05	0.08	(0.01)
Diluted:	0.07	0.04	0.07	(0.01)

Approximately 2 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and six months ended June 30, 2016. Approximately 3 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and six months ended June 30, 2015.

Potential dilutive common shares for the settlement of the common stock purchase contracts totaling 40.9 million shares were considered in the calculation of diluted weighted-average shares for the six months ended June 30, 2015, however, due to our net loss position in that period, they have not been reflected above because they would be anti-dilutive.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

In 2013, we established a $6 million environmental reserve in connection with our plan to discontinue the utilization of our Morgan City fabrication facility.  For this site, up to June 30, 2016, we incurred approximately $4 million. During the second quarter of 2016 we received a notice from the State of Louisiana stating that our environmental remediation obligations related to the closure of our Morgan City fabrication facility had been fulfilled.  Pursuant to the notice received from the State of Louisiana, as well as our internal assessment, we believe no environmental remediation liability exists with respect to the Morgan City site.  As a result, during the second quarter we reversed the remaining $2 million of accrual.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2016, we had approximately $10 million of potential liquidated damages liability, for which no liability is recorded in our Consolidated Financial Statements. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

NOTE 14—SEGMENT REPORTING

We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is separately managed by a senior executive who is a member of our Executive Committee (“EXCOM”).  EXCOM is led by our Chief Executive Officer, who is the chief operating decision maker. Discrete financial information is available for each of the segments, and the EXCOM uses the operating results of each of the operating segments for performance evaluation and resource allocation.

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

Summarized financial information is shown in the following tables:

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues(1):
AEA	$86,810	$104,701	$149,435	$248,014
MEA	317,834	420,221	588,089	574,021
ASA	301,983	521,615	698,135	774,965
Total revenues	$706,627	$1,046,537	$1,435,659	$1,597,000

Operating income (loss)(2):
AEA	$3,168	$6,176	$(21,753)	$22,433
MEA	41,959	30,823	80,426	36,065
ASA	12,274	17,157	37,407	9,731
Corporate	(413)	(5,043)	(3,099)	(5,810)
Total operating income	$56,988	$49,113	$92,981	$62,419

Capital expenditures(3):
AEA	$941	$516	$3,526	$3,429
MEA	2,469	4,828	4,703	14,942
ASA	134,567	18,669	161,575	29,493
Corporate and Other	797	-	870	121
Total capital expenditures	$138,774	$24,013	$170,674	$47,985

Depreciation and amortization:
AEA	$7,172	$10,464	$14,315	$23,287
MEA	6,033	9,019	10,844	14,757
ASA	6,060	3,862	12,449	7,778
Corporate and Other	2,130	2,699	4,389	5,549
Total depreciation and amortization	$21,395	$26,044	$41,997	$51,371

Drydock amortization:
AEA	$2,234	$3,161	$5,410	$6,244
MEA	529	550	1,064	1,163
ASA	229	675	458	2,251
Total drydock amortization	$2,992	$4,386	$6,932	$9,658
(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)

The AEA segment’s operating results for the six months ended June 30, 2016 include an impairment charge of $32 million related to the Agile vessel. The ASA segment’s operating results in the six months ended June 30, 2015 included a $4 million impairment charge for the DB 101 and $3 million of loss on disposal of this asset.

(3)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for the three months ended June 30, 2016 included $1 million of cash payments for liabilities outstanding as of March 31, 2016 and for the six months ended June 30, 2016 excluded $2 million in accrued liabilities outstanding at the end of the period. Capital expenditures for the three and six months ended June 30, 2015 included $8 million and $11 million, respectively, of cash payments for accrued capital expenditures outstanding at the end of the respective periods.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	June 30, 2016	December 31, 2015
	(In thousands)
Segment assets:
AEA	$751,607	$896,822
MEA	942,281	971,170
ASA	915,546	774,365
Corporate and Other	564,494	744,719
	$3,173,928	$3,387,076

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

AEA Segment

Through our AEA segment, which includes the Americas, Europe and Africa, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad, the North Sea, West Africa and East Africa. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E., London, the United Kingdom, Mexico City, Mexico and Houston, Texas. Our primary facilities for this segment are our fabrication facility in Altamira, Mexico and our spoolbase facility in Gulfport, Mississippi.

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

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are currently provided by our Kuala Lumpur office, in Malaysia and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in two separate ventures, we have access to fabrication capacity in China and Malaysia.

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

Results of Operations

Selected Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
AEA	$86,810	$104,701	$149,435	$248,014
MEA	317,834	420,221	588,089	574,021
ASA	301,983	521,615	698,135	774,965
Total revenues	706,627	1,046,537	1,435,659	1,597,000

Costs and Expenses:
Cost of operations	595,442	925,522	1,211,475	1,400,981
Selling, general and administrative expenses	52,075	47,793	90,403	99,469
Impairment loss	-	6,808	32,311	6,808
Loss (gain) on asset disposals	(362)	1,910	(362)	1,543
Restructuring expenses	2,484	15,391	8,851	25,780
Total costs and expenses	649,639	997,424	1,342,678	1,534,581

Operating income (loss):
AEA	3,168	6,176	(21,753)	22,433
MEA	41,959	30,823	80,426	36,065
ASA	12,274	17,157	37,407	9,731
Corporate	(413)	(5,043)	(3,099)	(5,810)
Total operating income	56,988	49,113	92,981	62,419

Other income (expense):
Interest expense, net	(12,655)	(12,985)	(23,893)	(25,164)
Gain (loss) on foreign currency, net	(1,974)	1,943	(5,157)	475
Other expense, net	(877)	(359)	(1,085)	(456)
Total other expense	(15,506)	(11,401)	(30,135)	(25,145)

Income before provision for income taxes	41,482	37,712	62,846	37,274

Provision for income taxes	19,804	16,541	39,134	21,410

Income before income (loss) from investments in unconsolidated affiliates	21,678	21,171	23,712	15,864

Income (loss) from investments in unconsolidated affiliates	127	(7,481)	(4,351)	(14,222)

Net income	21,805	13,690	19,361	1,642

Less: Net income attributable to noncontrolling interest	1,148	2,164	876	4,623

Net income (loss) attributable to McDermott International, Inc.	$20,657	$11,526	$18,485	$(2,981)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

Revenues decreased by 32%, or $340 million, in the second quarter of 2016 compared to the second quarter of 2015.

AEA—Revenues in our AEA segment decreased by 17%, or $18 million, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a reduction in active projects in the 2016 period compared to the 2015 period.

In the second quarter of 2016, the following projects contributed to revenue: (1) fabrication/spooling and installation of jumpers and control umbilicals at the Jack St. Malo project in the Gulf of Mexico, which was completed in the second quarter of 2016; (2) transportation, installation and marine campaigns undertaken by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad, West Indies; (3) the Agile charter marine campaign, which was terminated in the second quarter of 2016; and (4) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

In the second quarter of 2015, revenues were contributed to by the following: (1) NO 102 and NO 105 vessel charter campaigns, all of which were substantially complete in 2015; (2) a mobile drilling structure installation project executed by our DB 50 vessel, which commenced and was completed in the second quarter of 2015; (3) fabrication work on our Exxon Julia Subsea Tieback project in the Gulf of Mexico, which was completed in the first quarter of 2016; (4) the Agile charter marine campaign, which was terminated in the second quarter of 2016; (5) fabrication activity on our PB Litoral project, which was substantially complete in the first quarter of 2016; and (6) project close-out payments associated with our Papa Terra project in Brazil.

MEA—Revenues decreased by 24%, or $102 million, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to the following projects which are now either complete or were substantially complete in 2015: Karan 45, Abu Ali Cables, Safaniya Phase 2 and Manifa facilities, all with Saudi Aramco, and the ADMA 4 GI project, in the U.A.E.

In the second quarter of 2016, those decreases were partially offset by revenue contribution by the following projects: (1) fabrication and marine activities on the Marjan power system replacement project; (2) fabrication and installation progress on a twelve jackets supply project; and (3) engineering activities on a lump-sum EPCI project under the second Long-Term Agreement (“LTA-II”), all with Saudi Aramco. The commencement in 2016 of a large pipeline-related project in the Middle East and offshore marine hookup campaign progress on a wellhead jacket and umbilical project in Qatar also contributed to the 2016 second quarter revenue.

ASA—Revenues in our ASA segment decreased by 42%, or $220 million, primarily due to reduced activity on (1) the Ichthys EPCI project in Australia as the project progresses through the marine transportation and installation phase; and (2) the Brunei Shell Petroleum (“BSP”) pipeline replacement project, which was substantially complete in 2015. Those decreases were partially offset by commencement of the following new projects in 2016: (1) the Yamal module fabrication project awarded in the third quarter of 2015; and (2) the Bergading offshore installation project in Malaysia which was completed in the second quarter of 2016.

Cost of Operations

Cost of operations decreased by 36%, or $330 million, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower activities in the 2016 period across all segments.

AEA—Cost of operations in our AEA segment decreased by 13%, or $11 million, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a reduction in active projects in the 2016 period compared to the 2015 period.

Cost of operations in the second quarter of 2016 included costs associated with the following projects: (1) fabrication/spooling and installation of jumpers and control umbilicals at the Jack St. Malo project in the Gulf of Mexico, which commenced in the first quarter of 2016; (2) transportation, installation and marine campaigns undertaken by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad, West Indies; (3) the Agile charter marine campaign, which was terminated in the second quarter of 2016; and (4) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

Cost of operations in the second quarter of 2015 was primarily related to: (1) the NO 102, NO 105 and DB 50 vessel charter campaigns in Brazil and in the Gulf of Mexico; (2) the PB Litoral project; (3) a mobile drilling structure installation project executed by our DB 50 vessel; and (4) the Exxon Julia Subsea Tieback project.

MEA—Cost of operations in our MEA segment decreased by 30%, or $111 million, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to the following projects which are now either complete or were substantially complete in 2015: Karan 45, Abu Ali Cables, Safaniya Phase 2 and Manifa facilities, all with Saudi Aramco, and the ADMA 4 GI project in the U.A.E.

The second quarter of 2016 cost of operations included costs associated with: (1) fabrication and marine activities on the Marjan power system replacement project; (2) a lump-sum EPCI project under the LTA-II; and (3) fabrication and installation progress on a twelve jackets supply project, all with Saudi Aramco. The 2016 second quarter cost of operations also included costs related to the commencement in 2016 of: (1) a large pipeline-related project in the Middle East; and (2) offshore marine campaign hookup progress on a wellhead jacket and umbilical project in Qatar.

ASA—Cost of operations in our ASA segment decreased by 44%, or $208 million, in the second quarter of 2016 compared to the second quarter of 2015. The decrease was primarily due to (1) lower activity on the Ichthys EPCI project in Australia, as the project progresses through the marine transportation and installation phase; and (2) completion of the BSP pipeline replacement project. Those decreases were partially offset by costs incurred on (1) the Yamal module fabrication project, awarded in the third quarter of 2015; and (2) the Bergading offshore installation project in Malaysia which was completed in the second quarter of 2016.

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

Segment Analysis

Operating results for the three months ended June 30, 2016 and 2015 were $57 million and $49 million, respectively, an increase of $8 million, primarily due to improvements in our MEA segment.

AEA—Operating income decreased by $3 million from $6 million in the second quarter of 2015 to $3 million in the second quarter of 2016.

The decline in AEA segment’s second quarter of 2016 operating income was primarily driven by lower cost recovery associated with our fabrication facility at Altamira and our vessels due to a reduction in active projects. Those decreases were partially offset by close-out improvements on two significant projects, PB Litoral and the Exxon Julia Subsea Tieback, and net favorable changes in estimates aggregating approximately $7 million, primarily attributable to productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico.

Operating income during the second quarter of 2015 benefited from the settlement of a $12 million weather-related change order on our Papa Terra project, which was not repeated in the second quarter of 2016.

MEA—Operating income improved by $11 million from $31 million in the second quarter of 2015 to $42 million in the second quarter of 2016, primarily due to: (1) jacket fabrication and installation activity on a project to supply twelve jackets; (2) productivity improvements and associated cost savings related to the DB 27 and  Intermac 406 vessels; (3) increased engineering and marine activities on the Marjan power systems replacement project; and (4) engineering activity on the LTA-II project, all with Saudi Aramco. The commencement in 2016 of: (1) a large pipeline-related project in the Middle East; and (2) an offshore marine hookup campaign progress on a wellhead jacket and umbilical project in Qatar also contributed to our MEA segment operating income.

In the second quarter of 2015, operating income included $40 million of benefits from: (1) improved marine productivity and efficient demobilization on a cable-lay project; (2) improved productivity and efficient demobilization on a deck installation project; and (3) higher fabrication activity and a marine campaign for installation of observation platforms and jackets. Those projects were substantially complete in 2015.

ASA—Operating income decreased by $5 million from $17 million in the second quarter of 2015 to $12 million in the second quarter of 2016. The decrease was primarily due to the completion of our BSP pipeline replacement project and other projects that were active in the second quarter of 2015. The operating income for the second quarter of 2016 was primarily driven by marine transportation and installation activity, improved productivity, project execution cost savings and recognition of approved change orders on our active projects, notably the Ichthys project in Australia, the Bergading project in Malaysia and fabrication activity at our Batam facility.

Other Items in Operating Income

Restructuring expenses—Restructuring expenses included in operating income were $2 million and $15 million in the second quarter of 2016 and 2015, respectively. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Other income (Expense)

Interest expense, net―Interest expense, net was $13 million in each of the second quarters of 2016 and 2015.  Interest expense for both periods is associated with our long-term debt obligations discussed in Note 7, Debt, to the accompanying Consolidated Financial Statements.

Loss on foreign currency, net―Foreign currency loss was $2 million in the second quarter of 2016 and foreign currency gain was $2 million in the second quarter of 2015. In the second quarter of 2016, losses related to foreign currency remeasurement were $2 million and losses on hedging activities were immaterial. In the second quarter of 2015, gains related to hedging activities were $2 million and losses related to foreign currency remeasurement were immaterial.

Provision for Income Taxes

For the three months ended June 30, 2016, the Company recognized income before provision for income taxes of $41 million, compared to income before provision for income taxes of $37 million in the three months ended June 30, 2015.  In the aggregate, the provision for income taxes was $20 million and $17 million for the three months ended June 30, 2016 and 2015, respectively.  The increase in the provision for income taxes was mainly driven by increase in profits in certain taxable jurisdictions in which we operate (primarily Australia and Saudi Arabia), which was partially offset by losses in certain jurisdictions where we did not recognize a tax benefit.

Losses from investments in unconsolidated affiliates

We participate with third parties in the ownership of certain entities, which we sometimes refer to as “joint ventures,” for convenience of reference.  Those entities are organized in various forms, including as corporations, limited liability companies and other companies with limited liability.  By using the term “joint venture,” we are not implying that those entities constitute general partnerships.  Some of those joint venture entities are not consolidated and are generally accounted for under the equity method of accounting.  We refer to those entities as “unconsolidated affiliates.”

The loss from investments in our unconsolidated affiliates in the second quarter of 2015 was $7 million compared to an immaterial gain in the second quarter of 2016. The improvements were primarily attributable to two of our joint ventures.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $1 million and $2 million in the second quarters of 2016 and 2015, respectively. The change was primarily due to losses incurred by our Malaysian joint venture, Berlian McDermott Sdn. Bhd.

Six Months ended June 30, 2016 Compared to Six Months ended June 30, 2015

Revenue

Revenues decreased by 10%, or $161 million, in the six months ended June 30, 2015 compared to the six months ended June 30, 2015, primarily due to decreases in our AEA and ASA segments, partially offset by an increase in our MEA segment.

AEA—Revenues decreased by 40%, or $99 million, primarily due to a reduction in active projects in 2016 compared to 2015.

In the first half of 2016, the following projects provided revenues (1) fabrication/spooling and installation of jumpers and control umbilicals at the Jack St. Malo project in the Gulf of Mexico, which was completed in the second quarter of 2016; (2) transportation, installation and marine campaigns executed by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad, West Indies; (3) hookup activities associated with the PB Litoral project, which was substantially complete in the first quarter of 2016; (4) completion of the LLOG Otis subsea tieback project in the Gulf of Mexico; (5) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility; and (6) marine campaigns executed by our DB 50 vessel on our Exxon Julia Subsea Tieback project in the Gulf of Mexico.

In first half of 2015, the following projects which were complete or substantially complete in 2015 contributed to revenue: (1) the NO 102, NO 105 and Agile vessel charter campaigns in Brazil; (2) fabrication activity on our PB Litoral project, which was substantially complete in the first quarter of 2016 in the Gulf of Mexico; (3) Ayatsil-A, a T&I project; (4) a mobile drilling structure installation project executed by our DB 50 vessel in the Gulf of Mexico; and (5) project close-out payments associated with our Papa Terra project in Brazil.

MEA—Revenues increased by 2%, or $14 million, in the six months ended June 30, 2016 and 2015, respectively.

In the first half of 2016, revenues were contributed by the following projects: (1) fabrication and installation progress on a twelve jackets supply project, fabrication and marine activities on the Marjan power system replacement project, and engineering activities on a lump-sum EPCI project under the LTA-II, all with Saudi Aramco; and (2) engineering and fabrication activity on our KJO Hout project in the Neutral Zone. The commencement in 2016 of: (1) a large pipeline-related project in the Middle East; (2) offshore marine hookup campaign progress on a wellhead jacket and umbilical project; and (3) a RasGas EPCI contract awarded in the third quarter of 2015 in Qatar also contributed to the 2016 revenue.

In the first half of 2015, the following projects, which are now either complete or were substantially complete in 2015, contributed to revenue: (1) the Karan 45, Abu Ali Cables, Safaniya phase 2 and Manifa facilities projects, all with Saudi Aramco; (2) the ADMA 4 GI project in the U.A.E.; and (3) the KJO Ratawi project in the Neutral Zone.

ASA—Revenues decreased 10%, or $77 million, primarily due to completion or near completion in 2015 of: (1) the BSP pipeline replacement project; (2) the Gorgon MRU project; and (3) the Bukit-Tua platform/subsea spools installation project. Reduced activity on our Ichthys EPCI project in Australia also contributed to the decrease in revenues as the project progresses through the marine transportation and installation phase. Those decreases were partially offset by commencement of the following new projects in 2016: (1) the Yamal module fabrication project awarded in the third quarter of 2015; and (2) the Bergading offshore installation project in Malaysia which was completed in the second quarter of 2016.

Cost of Operations

Cost of operations decreased by 14%, or $190 million, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

AEA—Cost of operations decreased 39%, or $76 million, due to the completion or substantial completion of: (1) NO 102, NO 105 and Agile vessel charter campaigns in Brazil; (2) the Ayatsil-A project; (3) a mobile drilling structure installation project executed by our DB 50 vessel in the Gulf of Mexico; and (4) PB Litoral project at our Altamira fabrication facility in 2015.

In 2016, those decreases were partially offset by: (1) transportation, installation and marine campaigns executed by our DB 50 and NO105 vessels on the EOG Sercan project in Trinidad, West Indies; (2) the Jack St. Malo fabrication/spooling and installation of jumpers and control umbilicals project  in the Gulf of Mexico; (3) the LLOG Otis subsea tieback project in the Gulf of Mexico; and (4) fabrication progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

MEA—Cost of operations decreased by 6%, or $28 million, primarily due: (1) completion or near completion in 2015 of the Karan 45, Abu Ali Cables, Safaniya Phase 2 and Manifa facilities projects, all with Saudi Aramco; and the ADMA 4 GI project in the U.A.E. Those decreases were partially offset by progress in 2016 on contracts awarded in 2015, which include: (1) fabrication and installation progress on a twelve jackets supply project; (2) fabrication and marine activities on the Marjan power systems replacement project; and (3) engineering activities on a lump-sum EPCI project under LTA-II, all with Saudi Aramco. The commencement in 2016 of a large pipeline-related project in the Middle East, offshore marine campaign hookup progress on a wellhead jacket and umbilical projects; and a RasGas EPCI contract awarded in the third quarter of 2015, in Qatar also offset the cost of operations decrease.

ASA—Costs of operations decreased by 12%, or $86 million, primarily due to completion or near completion in 2015 of: (1) the BSP pipeline replacement project; (2) the Gorgon MRU project; and (3) the Bukit-Tua platform/subsea spools installation projects. Reduced activity on our Ichthys EPCI project in Australia also contributed to the decrease in cost of operations as the project progresses through the marine transportation and installation phase. Those decreases were partially offset by commencement of the following new projects in 2016: (1) the Yamal module fabrication project, awarded in the third quarter of 2015; and (2) the Bergading installation project in Malaysia which was completed in the second quarter of 2016.

Operating Income

Operating results for the six months ended June 30, 2016 increased by $31 million over the same period during the prior year, from $62 million of operating income in the first half of 2015 to $93 million of operating income in the first half of 2016, primarily due to improvements in our MEA and ASA segments.

Segment Analysis

AEA—Operating income (loss) decreased $44 million from an operating income of $22 million in the first half of 2015 to an operating loss of $22 million in the first half of 2016.

The AEA segment’s first half of 2016 operating loss was primarily driven by lower cost recovery associated with our fabrication facility at Altamira and our vessels due to a reduction in active projects, as well as a $32 million non-cash impairment charge related to our Agile vessel, discussed below.

Those decreases were partially offset by net favorable changes in estimates aggregating approximately $23 million, primarily due to successful execution and close-out improvements on two significant projects, PB Litoral and the Exxon Julia Subsea Tieback, as well as productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico. Included in the $23 million of changes in project estimates was also a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

During the first half of 2016, we impaired our Agile vessel upon termination of its charter in May 2016 given the lack of opportunities for this type of vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value.

The first half of 2015 operating income in the AEA segment was primarily provided by (1) marine charter activities in Brazil undertaken by the NO 102, NO 105 and Agile vessels; (2) Intermac 600’s marine campaign in the Gulf of Mexico; and (3) $11 million of benefit as a result of favorable outcome in our discussions with the customer on compensation for weather delays related to the Papa Terra project, which were not repeated in the second half of 2016.

MEA—Operating income in the first half of 2016 and 2015 was $80 million and $36 million, respectively, an improvement of $44 million. The improvement was primarily due to: (1) jacket fabrication and installation activity on a project to supply twelve jackets; (2) productivity improvements and associated cost savings related to the DB 27 and Intermac 406 vessels; (3) a benefit from increased engineering and marine activities on a power systems replacement project; (4) favorable discussions with a customer on reimbursement of weather and standby delays; and (5)  engineering activity on the LTA-II project, all with Saudi Aramco. The commencement in 2016 of: (1) a large pipeline-related project in the Middle East; and (2) an offshore marine hookup campaign progress on a wellhead jacket and umbilical project in Qatar also contributed to our MEA segment operating income.

In the first half of 2015, operating income included $64 million of benefits from: (1) improved marine productivity and efficient demobilization on a cable-lay project; (2) improved productivity and efficient demobilization on a deck installation project; (3) the award of an EPCI change order on the KJO Hout project; and (4) higher fabrication activity and a marine campaign for an installation observation platforms and jackets project.

ASA—Operating income in the first half of 2016 and 2015 was $37 million and $10 million, respectively, an increase of $27 million. The increase was primarily attributable to (1) improved productivity and project execution cost savings and recognition of approved change orders on active projects; and (2) close-out improvements on our completed projects. The first half of 2015 operating income also included a $4 million impairment related to the DB 101 vessel and a $3 million loss on disposal of an asset, which were not repeated in 2016.

Other Items in Operating Income

Selling, general and administrative expenses (“SG&A”)—SG&A was $90 million and $99 million in the six months ended June 30, 2016 and 2015, respectively. We continue our efforts to improve our cost structure, and the implementation of both our MPI and AOR programs contributed to lower SG&A expense in the six months ended June 30, 2016 compared to the corresponding 2015 period.

Restructuring expenses—Restructuring expenses included in operating income were $9 million and $26 million in the six months ended June 30, 2016 and 2015, respectively, a decrease of $17 million. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements. As a part of the restructuring, in the first quarter of 2015, one of our vessels, the DB 101, which was held and used in the ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million.

Other Items

Interest expense, net―Interest expense, net was $24 million and $25 million in the six months ended June 30, 2016 and 2015, respectively.  Interest expense for both periods is associated with our long-term debt obligations discussed in Note 7, Debt, to the accompanying Consolidated Financial Statements.

Loss on foreign currency, net―Foreign currency losses were $5 million in the six months ended June 30, 2016. Losses related to foreign currency remeasurement were $11 million and hedging activities were $1 million, which were partially offset by a $7 million correction as described in Note 11, Stockholders’ Equity. Foreign currency gain in the six months ended June 30, 2015 was not material.

Provision for Income Taxes

For the six months ended June 30, 2016, the Company recognized income before provision for income taxes of $63 million, compared to an income before provision for income taxes of $37 million in the six months ended June 30, 2015.  In the aggregate, the provision for income taxes was $39 million and $21 million for the six months ended June 30, 2016 and 2015, respectively.  The increase in the provision for income taxes was mainly driven by increased taxable profits in certain jurisdictions in which we operate (primarily Australia and Saudi Arabia), which was partially offset by losses in certain jurisdictions where we did not recognize a tax benefit.

Losses from Investments in Unconsolidated Affiliates

The loss from investments in our unconsolidated affiliates was $4 million and $14 million in the first half of 2016 and 2015, respectively. The improvements were primarily attributable to two of our joint ventures.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $4 million to $1 million in the six months ended June 30, 2016 from $5 million in the six months ended June 30, 2015, primarily due to lower profitability in our Indonesian joint venture and losses incurred by our Malaysian joint venture, Berlian McDermott Sdn. Bhd.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer, as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. At June 30, 2016 and December 31, 2015, the total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $24 million and $21 million, respectively, were included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Claims revenue in backlog at June 30, 2016 and December 31, 2015 was not material.

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

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2015	$4,231,447
Bookings from new awards	1,416,162
Additions and reductions on existing contracts	157,894
Less: Amounts recognized in revenues	1,435,659
Backlog at June 30, 2016(1)	$4,369,844
(1)	At June 30, 2016, approximately 54% of this backlog revenue was attributable to Saudi Aramco

Our backlog by segment was as follows:

	June 30, 2016
	(in approximate millions)
AEA	$630	14%
MEA	2,838	65%
ASA	902	21%
Total Backlog	$4,370	100%

Of the June 30, 2016 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter
	(in approximate millions)
Total backlog	$1,136	$2,364	$870

Liquidity and Capital Resources

Our primary internal source of liquidity is cash flow generated from operations and cash and cash equivalents on hand. Capacity under our existing credit arrangements is also available, if necessary, to provide letters of credit, bank guarantees and surety bonds. These letters of credit, bank guarantees and surety bonds are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts.

Credit Agreement, Senior Notes and Amortizing Notes

In April 2014 we entered into a credit agreement (the “Credit Agreement”), which initially provided for a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), scheduled to mature in 2017, and a $300 million first-lien, second-out five-year term loan (the “Term Loan”), scheduled to mature in 2019. We also completed the issuance of (a) $500 million of second-lien, seven-year, senior secured notes; and (b) $288 million of tangible equity units (“TEUs”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $48 million, and (2) prepaid common stock purchase contracts.

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

•	a maximum secured leverage ratio of 2.0x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through December 31, 2017, and 1.5x for each fiscal quarter thereafter; and
•

amended the maximum capital expenditure covenant to limit capital expenditures in 2016 and thereafter to $250  million each fiscal year, with any prior fiscal year unused capital expenditures up to $125 million able to be carried forward and added to the next year’s capital expenditure capacity, for a total of $375 million.

In addition, upon the May 13, 2016 satisfaction of certain conditions set forth in Amendment 3, including the requisite consents from term lenders, Amendment 3 also amended the Credit Agreement to, among other things:

•

extend the maturity date of the LC Facility commitments to April 22, 2019, unless the Term Loan has not been repaid or refinanced by January 15, 2019, in which case the LC Facility commitments will expire on January 15, 2019;

•	change the existing letter of credit capacity of $520 million to $450 million;
•	extend the deadline for mortgaging the DLV 2000 to one year after taking delivery thereof, and give McDermott the option to consider potential financing options for the DLV 2000 during that period;
•	increase the basket for purchase money indebtedness from $20 million to $150 million;
•	modify the covenant limiting acquisitions to permit up to $150 million of acquisitions; and
•	modify the covenant limiting the prepayment or purchase of junior priority debt to permit up to $100 million of such prepayments or purchases.

On May 12, 2016, we entered into an Amendment No. 4 to the Credit Agreement which, among other things:

•	increased the applicable margin payable on the Term Loan by 3.0% per annum; and
•	required that the net cash proceeds of any sale (including a sale and leaseback) of the DLV 2000 be applied as a mandatory prepayment of the Term Loan.

On May 13, 2016, McDermott voluntarily prepaid $75 million of the Term Loan and satisfied the other conditions to the “effective date” set forth in Amendment No. 4.

We were in compliance with our financial covenants as of June 30, 2016, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.58x
Maximum total leverage ratio	4.5x	2.41x
Maximum secured leverage ratio	2x	0.79x

Calculation of ratios under Credit Agreement, as amended, requires us to compute consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”). Covenant EBITDA is not a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with the U.S GAAP.  Covenant EBITDA has a specific definition per the Credit Agreement and will differ in the method of calculation from similarly titled measures used by other companies. The following reconciliation shows the calculation of Covenant EBITDA based on net income for each of the periods presented:

	Quarters ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$20.7	$(2.2)	$(18.7)	$3.7
Adjustments:
Interest Expense (including interest capitalized)	13.2	11.6	12.1	13.2
Tax expense	19.8	19.3	21.5	9.1
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	23.4	23.4	27.3	27.8
Other items:
Equity (income) loss	(0.1)	4.5	2.7	4.5
(Gain) loss on assets disposal	(0.4)	-	-	(0.1)
Impairment loss	-	32.3	-	-
Restructuring - other expense	2.5	6.4	8.7	6.3
Pension expense	0.3	0.3	24.5	(1.6)
Others	10.0	5.2	4.8	6.0
Total adjustments	$68.7	$103.0	$101.6	$65.2

Calculated Covenant EBITDA attributable to McDermott International, Inc.	89.4	100.8	82.9	68.9

Calculated Covenant EBITDA attributable to McDermott International, Inc. - Cumulative/TTM	$342.0

Cash and Cash Equivalents

As of June 30, 2016, we had $583 million of cash and cash equivalents and restricted cash compared to $782 million as of December 31, 2015. At June 30, 2016, we had $32 million of cash in jurisdictions outside the U.S., principally in Malaysia, U.A.E., Indonesia and the U.K. Less than 2% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

At June 30, 2016, we had restricted cash and cash equivalents totaling $113 million compared to $117 million as of December 31, 2015. The amounts as of June 30, 2016 and December 31, 2015 include $113 million and $102 million, respectively, of cash collateral for letters of credit that generally may be replaced with letters of credit under the LC Facility.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $76 million in the six months ended June 30, 2016, as compared to $26 million used in the six months ended June 30, 2015.

The cash provided (used) by operating activities primarily reflected our net income, adjusted for non-cash items and changes in components of our working capital—accounts receivable, contracts in progress net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on backlog as we complete certain phases of the projects.

Investing activities. Our net cash used in investing activities was $170 million in the six months ended June 30, 2016, compared to cash used in investing activities of $46 million in the six months ended June 30, 2015. These cash uses, in both periods, primarily related to the capital expenditures discussed below.

Financing activities. Our net cash used in financing activities was $100 million in the six months ended June 30, 2016 as compared to net cash used in financing activities of $15 million in the six months ended June 30, 2015. The change was primarily attributable to voluntary prepayment of $75 million under the Term Loan discussed in the Note 7, Debt, to the accompanying Consolidated Financial Statements.

We believe our cash on hand, anticipated future operating cash flows and capacity under our credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital and letter of credit needs at least for the next 12 months.

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

Capital expenditures for the six months ended June 30, 2016 were $171 million, as compared to $48 million for the six months ended June 30, 2015. Capital expenditures for the six months ended June 30, 2016 were primarily attributable to the construction of the DLV 2000. Capital expenditures for the six months ended June 30, 2015 were primarily attributable to the construction of the DLV 2000, as well as costs associated with upgrading the capabilities of other marine vessels. As of June 30, 2016, the total capitalized cost of the DLV 2000 in our Consolidated Financial Statements was $429 million, including $43 million of capitalized interest. Our remaining cash obligation is $26 million, of which $10 million and $ 16 million are payable in the third and fourth quarters of 2016, respectively.

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

We have exposure to changes in interest rates under the Term Loan. As of June 30, 2016, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates at June 30, 2016 (in thousands):

								Fair Value at
	Years Ending December 31,							June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
Long-term Debt — fixed rate	$12,715	$41,769	$436	$1,346	$-	$500,000	$556,266	$483,561
Average Interest Rate	7.66%	7.92%	8.00%	8.00%	8.00%	8.00%
Long-term Debt — floating rate	1,500	3,000	3,000	211,500			219,000	219,274
Average Interest Rate	8.25%	8.25%	8.30%	8.43%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at June 30, 2016 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2016	Fair Value at June 30, 2016	Average Contractual Exchange Rate
Australian Dollar	$149,389	$(1,428)	0.7527
Danish Krone	5,698	(21)	6.5061
Euros	69,488	(406)	1.1179
Indian Rupee	6,156	31	69.0375
Norwegian Kroner	33,541	(1,448)	8.1050
Pound Sterling	7,569	(359)	1.4308
Singapore Dollar	865	5	1.3566
Swiss Franc	11,154	(42)	0.9710

Foreign Currency	Year Ending December 31, 2017	Fair Value at June 30, 2016	Average Contractual Exchange Rate
Australian Dollar	$19,632	$(3,581)	0.9062
Euros	34,238	(392)	1.1317
Indian Rupee	9,976	(12)	71.5669
Norwegian Kroner	1,699	(22)	8.2595
Pound Sterling	5,888	(421)	1.4348
Swiss Franc	1,365	(9)	0.9555

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 13 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk factors

Risk Factors Relating to our Business Operations

The following discussion updates the risk factor disclosure in “Item 1A. Risk Factors” in our Annual report on Form 10-K for the year ended December 31, 2015. We have made these updates as part of our ongoing process of identifying and assessing the significance of risks and uncertainties that may be applicable to McDermott.

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

The demand for our EPCI services has traditionally been cyclical, depending primarily on the capital expenditures of oil and gas companies for construction of development projects. These capital expenditures are influenced by such factors as:

•	prevailing oil and gas prices;
•	expectations about future prices;
•	the cost of exploring for, producing and delivering oil and gas;
•	the sale and expiration dates of available offshore leases;
•	the discovery rate of new oil and gas reserves, including in offshore areas;
•	the rate of decline of existing oil and gas reserves;
•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
•	the development and exploitation of alternative fuels or energy sources;
•	domestic and international political, military, regulatory and economic conditions;
•	technological advances, including technology related to the exploitation of shale oil; and
•	the ability of oil and gas companies to generate funds for capital expenditures.

Prices for oil and gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. Material declines in oil and natural gas prices have affected, and will likely continue to affect the demand for and pricing of our EPCI services. Since the start of the most recent substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditure budgets. In particular, some of our customers have reduced their current levels of spending on exploration, development and production programs, including by deferring or delaying certain capital projects.  The continued depression of the price of oil has adversely affected demand for our services and could, over a sustained period of time, materially adversely affect our financial condition, results of operations and cash flows.

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

Performance problems relating to any significant existing or future contract arising as a result of any of these or other risks could cause our actual results of operations to differ materially from those we anticipate at the time we enter into the contract and could cause us to suffer damage to our reputation within our industry and our customer base.  Additionally, we may be at a greater risk of reduced profitability or losses in the current low oil price environment due to pricing pressures in our industry, potential difficulties in obtaining customer approvals of change orders or claims, deterioration in contract terms and conditions, including customer required extended payment terms, unexpected project delays, suspensions and cancellations or changes or reductions in project scope or schedule and other factors.

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

Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.  We may be at a greater risk of experiencing unexpected project delays, cancellations, suspensions and terminations or changes or reductions in project scope or schedule in the current low oil price environment.

Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liabilities and costs.

We are subject to a number of risks inherent in our operations, including:

•	accidents resulting in injury or the loss of life or property;
•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;
•	pollution or other environmental mishaps;
•	hurricanes, tropical storms and other adverse weather conditions;
•	mechanical or equipment failures, including with respect to newer technologies;
•	collisions;
•	property losses;
•	business interruption due to political action or terrorism (including in foreign countries) or other reasons; and
•	labor stoppages.

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), acts of terrorism, strikes, riots, and civil commotion and malicious damage, civil unrest, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, coverage for costs incurred for investigations related to breaches of laws or regulations, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity is insufficient could have a material adverse effect on us.

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

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our significant customers include major integrated and national oil and gas companies.  For example, a considerable percentage of revenue in 2015 was generated from transactions with Inpex Operations Australia Pty. Ltd. and Saudi Aramco. Revenue from Inpex Operations Australia Pty. Ltd. represented 36% and 41% of our total consolidated revenue for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively.  Revenue from Saudi Aramco represented 28% and 26% of our total consolidated revenue for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively.  As a result of contract awards from Saudi Aramco during the first half of 2016, coupled with declines in business volumes in our AEA and ASA segments, we expect our reliance on Saudi Aramco as a significant customer will grow in the remainder of 2016 and during 2017.  Our inability to continue to perform substantial services for our large existing customers (whether due to our failure to satisfy their bid tender requirements, disappointing project performance, changing political and/or country conditions and changing laws and policies affecting trade and investment, disagreements with respect to new (or potentially new) ventures or other business opportunities or otherwise), if not offset by contracts with other customers, or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations.

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risks that our foreign subsidiaries and joint ventures may not be able to effectively or efficiently manage their operations and that we may be restricted in our ability to access the cash flows or assets of those entities.

We conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of our joint ventures. Even in those joint ventures that we manage, we may be required to consider the interests of the other joint venture participants in connection with decisions concerning the operations of the joint ventures, which in our belief may not be as efficient or effective as in our wholly owned subsidiaries. We may also be affected by the known or unknown actions or omissions of the other joint venture participants to the extent that they affect the operations of the applicable joint venture. We may experience difficulties relating to the assimilation of personnel, services and systems in the joint venture operations. Any failure to efficiently and effectively operate a joint venture with the other joint venture participants may cause us to fail to realize the anticipated benefits of entering into the joint venture and could adversely affect our operating results for the joint venture. Also, our foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their ability to transfer funds to us. As a result, arrangements involving foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities.  Additionally, complexities may arise from the termination of our ownership interests in foreign subsidiaries and joint ventures (whether through a sale of equity interests, dissolution, winding-up or otherwise).  Those complexities may include issues such as proper valuations of assets, provisions for resolution of trailing liabilities and other issues as to which we may not be aligned with other owners, participants, creditors, customers, governmental entities or other persons or entities that have relationships with such foreign subsidiaries and joint ventures.  Resolution of any such issues could give rise to unanticipated expenses or other cash outflows, the loss of potential new contracts or other adverse impacts on our business, any of which could have a material adverse effect on us.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, lead to the suspension of our operations and result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities or detrimental business practices by one or more of our employees, agents, representatives or joint ventures (or any of their employees, agents or representatives) could have a significant negative impact on our business and reputation, even if unrelated to the conduct of our business and otherwise unrelated to us. Such misconduct could include the failure to comply with regulations on lobbying or similar activities, regulations pertaining to the internal control over financial reporting and various other applicable laws or regulations. The precautions we and our joint ventures take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective. A failure by our or any of our joint ventures’ employees, agents or representatives to comply with applicable laws or regulations or acts of fraud or misconduct or other improper activities or detrimental business practices, even if unrelated to the conduct of our business and otherwise unrelated to us, could subject us to fines and penalties, lead to the suspension of operations and/or result in reduced revenues and profits, and could have a material adverse effect on us.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, other applicable worldwide anti-corruption laws or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act, which is broader in scope than the FCPA, as it contains no facilitating payments exception. Additionally, in 1976 we entered into a consent decree with the U.S. Securities and Exchange Commission which, among other things, forbids us from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. We and various of our joint ventures operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Those activities create the risk of unauthorized payments or offers of payments by one of our employees, agents or representatives (or those of our joint ventures) that could be in violation of the FCPA or other applicable anti-corruption laws. Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 consent decree. Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees, agents or representatives (or those of our joint ventures). If we or any of our joint ventures are found to be liable for violations of the FCPA or other applicable anti-corruption laws or of the 1976 consent decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), civil and criminal penalties or other sanctions could be imposed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we depend on the demand for our services from the oil and gas industry and, therefore, we are generally affected by changing taxes and price controls, as well as new or amendments to existing laws, regulations, or other government controls imposed on the oil and gas industry generally, whether due to a particular incident or because of shifts in political decision making. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting the demand for our services. In the U.S. Gulf of Mexico regulatory initiatives developed and implemented at the federal level have imposed more stringent safety, permitting and certification requirements on oil and gas companies pursuing exploration, development and production activities, which have resulted in increased compliance costs, added delays in drilling and a more aggressive enforcement regimen by regulators.

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

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflicts minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These annual reporting requirements require companies to describe reasonable country of origin inquiries, due diligence measures, the results of those activities and related determinations.

Because we have a highly complex, multi-layered supply chain, we may incur significant costs to comply with these disclosures. In addition, the implementation of procedures to comply with these requirements could adversely affect the sourcing, supply and pricing of materials, including components, used in our products. Our suppliers (or suppliers to our suppliers) may not be able or willing to provide all requested information or to take other steps necessary to ensure that no conflict minerals financing or benefiting armed groups are included in materials or components supplied to us for our manufacturing purposes. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals necessary to the functionality or production of our products through the procedures we may implement. Also, we may encounter challenges to satisfy customers that may require all of the components of products purchased by them to be certified as conflict free. If we are not able to meet customer certification requirements, customers may choose to disqualify us as a supplier. In addition, since the applicability of the conflict minerals requirements is limited to companies that file periodic reports with the SEC, not all of our competitors will need to comply with these requirements unless they are imposed by customers. As a result, those competitors may have cost and other advantages over us.

We rely on information technology systems and other information technologies to conduct our business, and any failure, interruption or security breach of these systems or technologies could adversely impact us.

In order to achieve our business objectives, we rely heavily on information technology systems and other information technologies, many of which require regular upgrades or improvements and some of which are approaching the point at which they will need to be replaced in the near future.  The failure or interruption of these systems or technologies, or the potential implementation of replacements, particularly with respect to our existing key financial and human resources legacy systems, could have a material adverse effect on us. Also, our implementation of new information technology systems or upgrades to existing systems may not result in improvements at the levels anticipated, or at all.  In addition, the implementation of new information technology systems or upgrades to existing systems subjects us to inherent costs and risks, including potential disruptions in our business or in our internal control structure, substantial capital expenditures, the alteration, loss or corruption of data, demands on management time and other risks. Any such disruptions or other effects, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, consolidated results of operations, cash flows or consolidated financial condition.

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

Our business strategy includes acquisitions and joint ventures, alliances and consortiums with other parties to continue our growth. Acquisitions of other businesses and joint ventures, alliances and consortiums can create certain risks and uncertainties.

We intend to pursue additional growth through joint ventures, alliances and consortiums with other parties as well as the acquisition of businesses or assets that we believe will enable us to strengthen or broaden the types of projects we execute and also expand into new industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable joint venture, alliance or consortium participants, businesses or assets, reach agreement on acceptable terms or for other reasons. We may also be limited in our ability to pursue acquisitions or joint ventures by the terms and conditions of our current financing arrangements. Moreover, joint ventures, alliances and consortiums and acquisitions of businesses and assets involve certain risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;
•	challenges resulting from unanticipated changes in customer, supplier or subcontractor relationships subsequent to an acquisition or joint venture, alliance or consortium formation;
•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;
•	diversion of management’s attention from day-to-day operations;
•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;
•	potentially substantial transaction costs associated with business combinations; and
•	potential impairment of goodwill or other intangible assets resulting from the overpayment for an acquisition.

Acquisitions and joint ventures may be funded by the issuance of additional equity or new debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on potential credit and bonding capacity.

Additionally, an acquisition or joint venture, alliance or consortium may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

War, terrorist attacks and unrest have caused and may continue to cause instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. Instability and unrest in the Middle East and Asia, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, unrest in the Middle East and Asia could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Asia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.

Risk Factors Relating to Our Financial Condition and Markets

Maintaining adequate letter of credit capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit to customers. These letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts, however, the terms of these letters of credit, including terms relating to the customer’s ability to draw upon the letter of credit and the amount of the letter of credit required, can vary significantly. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project.  We have limited capacity for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Letters of credit may not continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

4.2*

Amendment No. 4 to Credit Agreement, dated as of May 12, 2016, entered into by and among McDermott International, Inc., as LC borrower, McDermott Finance L.L.C., as term borrower, Crédit Agricole Corporate and Investment Bank, as administrative agent, the lenders party thereto, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on May 16, 2016 (File No. 1-08430)).

10.1	Form of 2016 Non-Employee Director Restricted Stock Grant Letter.
10.2*

Settlement Agreement dated as of June 28, 2016 by and between Stephen L. Allen and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2016 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
32.1	Section 1350 certification of Chief Executive Officer.
32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 26, 2016	McDERMOTT INTERNATIONAL, INC.

	By:	/s/ KELLY C. JANZEN
Kelly C. Janzen Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.2*

Amendment No. 4 to Credit Agreement, dated as of May 12, 2016, entered into by and among McDermott International, Inc., as LC borrower, McDermott Finance L.L.C., as term borrower, Crédit Agricole Corporate and Investment Bank, as administrative agent, the lenders party thereto, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on May 16, 2016 (File No. 1-08430)).

10.1	Form of 2016 Non-Employee Director Restricted Stock Grant Letter.
10.2*

Settlement Agreement dated as of June 28, 2016 by and between Stephen L. Allen and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2016 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
32.1	Section 1350 certification of Chief Executive Officer.
32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
*	Incorporated by reference to the filing indicated.