Form 10-Q
period 2016-09-30
MCDERMOTT INTERNATIONAL INC
filed 2016-10-25
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding at October 21, 2016 was 241,339,574.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Revenues	$558,543	$805,857	$1,994,202	$2,402,857

Costs and Expenses:
Cost of operations	455,499	720,961	1,666,974	2,121,942
Selling, general and administrative expenses	46,983	44,664	137,386	144,133
Impairment loss	11,758	-	44,069	6,808
Loss (gain) on asset disposals	(588)	(100)	(950)	1,443
Restructuring expenses	1,836	6,346	10,687	32,126
Total costs and expenses	515,488	771,871	1,858,166	2,306,452

Operating income	43,055	33,986	136,036	96,405

Other income (expense):
Interest expense, net	(17,431)	(13,015)	(41,324)	(38,179)
Gain (loss) on foreign currency, net	376	(1,373)	(4,781)	(898)
Other income, net	4,861	1,556	3,776	1,100
Total other expense	(12,194)	(12,832)	(42,329)	(37,977)

Income before provision for income taxes	30,861	21,154	93,707	58,428

Provision for income taxes	15,976	9,094	55,110	30,504

Income before income (loss) from Investments in Unconsolidated Affiliates	14,885	12,060	38,597	27,924

Income (loss) from Investments in Unconsolidated Affiliates	1,507	(4,526)	(2,844)	(18,748)

Net income	16,392	7,534	35,753	9,176

Less: Net income attributable to noncontrolling interest	284	3,868	1,160	8,491

Net income attributable to McDermott International, Inc.	$16,108	$3,666	$34,593	$685

Net income per share
Net income attributable to McDermott International, Inc.
Basic:	$0.07	$0.02	$0.14	$-
Diluted:	$0.06	$0.01	$0.12	$-

Shares used in the computation of net income per share:
Basic:	240,899,888	238,594,178	240,093,169	238,128,962
Diluted:	283,907,353	280,797,155	283,132,920	279,025,262

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$16,392	$7,534	$35,753	$9,176
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(3)	(27)	14	(11)
Gain (loss) on derivatives	3,566	(701)	38,978	9,973
Foreign currency translation	(5,031)	(9,333)	(12,401)	(16,319)
Other comprehensive income (loss), net of tax	(1,468)	(10,061)	26,591	(6,357)
Total comprehensive income (loss)	$14,924	$(2,527)	$62,344	$2,819
Less: Comprehensive income attributable to non-controlling interests	273	3,868	1,128	8,411
Comprehensive income (loss) attributable to McDermott International, Inc.	$14,651	$(6,395)	$61,216	$(5,592)

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$500,456	$664,844
Restricted cash and cash equivalents	99,632	116,801
Accounts receivable—trade, net	274,700	208,474
Accounts receivable—other	43,140	66,689
Contracts in progress	301,736	435,829
Other current assets	37,253	34,641
Total current assets	1,256,917	1,527,278
Property, plant and equipment	2,566,534	2,467,352
Less accumulated depreciation	(876,010)	(856,493)
Property, plant and equipment, net	1,690,524	1,610,859
Accounts receivable—long-term retainages	125,941	155,061
Investments in Unconsolidated Affiliates	17,123	26,551
Deferred income taxes	6,932	18,822
Other assets	40,935	48,505
Total assets	$3,138,372	$3,387,076

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$50,046	$24,882
Accounts payable	169,108	279,821
Accrued liabilities	297,745	330,943
Advance billings on contracts	84,280	164,773
Income taxes payable	26,359	23,787
Total current liabilities	627,538	824,206
Long-term debt	704,346	819,001
Self-insurance	16,284	18,653
Pension liability	23,774	24,066
Non-current income taxes	60,440	52,559
Other liabilities	109,687	101,870
Commitments and contingencies
Stockholders' Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 249,628,949 and 246,841,128 shares, respectively	249,629	246,841
Capital in excess of par value (including prepaid common stock purchase contracts)	1,691,918	1,687,059
Accumulated deficit	(226,291)	(260,884)
Accumulated other comprehensive loss	(67,332)	(93,955)
Treasury stock, at cost: 8,289,375 and 7,824,204 shares, respectively	(94,892)	(92,262)
Stockholders' Equity—McDermott International, Inc.	1,553,032	1,486,799
Noncontrolling interest	43,271	59,922
Total Equity	1,596,303	1,546,721
Total Liabilities and Equity	$3,138,372	$3,387,076

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$35,753	$9,176
Non-cash items included in net income:
Depreciation and amortization	66,892	75,982
Drydock amortization	9,863	13,910
Impairment loss	44,069	6,808
Stock-based compensation charges	14,011	12,991
Loss from investments in unconsolidated affiliates	2,844	18,748
Loss (gain) on asset disposals	(950)	1,443
Restructuring (gain) expense	(1,500)	11,954
Deferred income taxes	11,889	2,315
Other non-cash items	(1,657)	3,164
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(29,661)	11,294
Contracts in progress, net of Advance billings on contracts	53,608	(260,317)
Accounts payable	(110,196)	98,552
Accrued and other current liabilities	(13,426)	(7,269)
Pension liability	(1,209)	(1,319)
Income taxes	10,453	(10,360)
Other assets and liabilities, net	34,816	7,582
Total cash provided by (used in) operating activities	125,599	(5,346)

Cash flows from investing activities:
Purchases of property, plant and equipment	(197,393)	(66,118)
Decrease in restricted cash and cash equivalents	17,169	51,769
Investments in unconsolidated affiliates	(4,105)	(6,960)
Proceeds from asset dispositions	1,123	10,669
Sales and maturities of available-for-sale securities	-	3,175
Other, net	-	417
Total cash used in investing activities	(183,206)	(7,048)

Cash flows from financing activities:
Repayment of debt	(93,755)	(18,004)
Repurchase of common stock	(3,909)	-
Payment of debt issuance costs	(8,256)	-
Distribution to noncontrolling interest	-	(24)
Other, net	-	(928)
Total cash used in financing activities	(105,920)	(18,956)

Effects of exchange rate changes on cash and cash equivalents	(861)	(2,574)
Net decrease in cash and cash equivalents	(164,388)	(33,924)
Cash and cash equivalents at beginning of period	664,844	665,309
Cash and cash equivalents at end of period	$500,456	$631,385

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
		(Unaudited)

				Accumulated
	Common	Capital		Other			Noncontrolling
	Stock Par Value	in Excess of Par Value	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Stockholder’s Equity	Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2016	$246,841	$1,687,059	$(260,884)	$(93,955)	$(92,262)	$1,486,799	$59,922	$1,546,721
Net income	-	-	34,593	-	-	34,593	1,160	35,753
Other comprehensive income (loss), net of tax	-	-	-	26,623	-	26,623	(32)	26,591
Common stock issued	3,235	(3,235)	-	-	-	-	-	-
Stock-based compensation charges	-	8,329	-	-	-	8,329	-	8,329
Purchase of treasury shares	-	-	-	-	(3,909)	(3,909)	-	(3,909)
Retirement of common stock	(447)	(832)	-	-	1,279	-	-	-
Purchase of shares from NCI	-	597	-	-	-	597	(17,779)	(17,182)
Balance at September 30, 2016	$249,629	$1,691,918	$(226,291)	$(67,332)	$(94,892)	$1,553,032	$43,271	$1,596,303

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

Recently Issued and Adopted Accounting Guidance

Statement of Cash Flows—In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how entities should classify certain cash receipts and cash payments in their statements of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. We adopted this ASU in the third quarter of 2016. Our retrospective adoption did not have a material impact on the presentation of our Consolidated Financial Statements.

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

Going Concern—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this ASU, we are required to assess our ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern, including our management’s plan to alleviate any such substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter with early adoption permitted. We adopted this ASU in the third quarter of 2016. Except for the disclosures set forth in this paragraph, our adoption of the ASU did not impact the presentation of our Consolidated Financial Statements or the disclosures in the Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2016

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of September 30, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $139 million, of which approximately $21 million was included in backlog. As of September 30, 2015, total unapproved change orders included in our estimates at completion aggregated approximately $146 million, of which approximately $23 million was included in backlog.

Claims Revenue

The amount of revenues and costs included in our estimates at completion (i.e., contract values) associated with claims was $16 million and $10 million as of September 30, 2016 and 2015, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue or associated costs in their financial results for the quarters ended September 30, 2016 and 2015.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

None of the claims included in our estimates at completion at September 30, 2016 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

As of September 30, 2016, we have provided for our estimated costs to complete for all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately in cost of operations in the Consolidated Statements of Operations.

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. The provision for estimated losses on all active uncompleted projects is a component of "Advance billings on contracts" in our Consolidated Balance Sheets.

As of September 30, 2016 and December 31, 2015 there were no active projects which were in a significant loss position.

NOTE 3—USE OF ESTIMATES

We use estimates and assumptions to prepare our financial statements in conformity with U.S. GAAP. Those estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of September 30, 2016, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

The following is a discussion of our most significant changes in estimates that impacted operating income for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016

Operating income for the three months ended September 30, 2016 was positively impacted by net favorable changes in estimates totaling approximately $34 million across all segments.

Americas, Europe and Africa Segment (“AEA”)—This segment was positively impacted by net favorable changes in estimates, aggregating approximately $6 million, none of which individually were material.

Middle East Segment (“MEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $12 million, including changes due to productivity improvements and associated cost savings related to a Saudi Aramco project. The remaining changes attributable to other miscellaneous projects were not individually material.

Asia Segment (“ASA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million, which were primarily driven by cost savings associated with our vessel productivity improvements, as well as favorable changes in estimates at completion on several active projects. Those changes were partially offset by net unfavorable changes on an active project, which was not material.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Nine months ended September 30, 2016

Operating income for the nine months ended September 30, 2016 was positively impacted by net favorable changes in estimates totaling approximately $101 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $29 million, primarily due to (1) successful execution and close-out improvements on two significant projects, PB Litoral and Exxon Julia Subsea Tieback; and (2) productivity improvements and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico. Included in the change was a reversal of a $7 million provision for liquidated damages, due to an agreed additional extension of the PB Litoral project completion date. Those changes were partially offset by net unfavorable changes on multiple projects, none of which were individually material.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $29 million, primarily due to productivity improvements and associated cost savings related to the DB 27 and the Intermac 406 vessels, both associated with Saudi Aramco projects, due to improved execution. Those favorable changes in estimates were partially offset by marine equipment downtime due to weather on a project in Qatar.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $43 million, primarily driven by cost savings associated with productivity improvements on our CSV 108 vessel activities and favorable agreement on outstanding change orders on active and completed projects during the 2016 period. Those changes were partially offset by net unfavorable changes on multiple projects, none of which were individually material.

Three months ended September 30, 2015

Operating income for the three months ended September 30, 2015 was impacted by net unfavorable changes in cost estimates totaling approximately $8 million.

AEA—This segment had net unfavorable changes in estimates aggregating approximately $11 million.  Results for the third quarter of 2015 included $6 million due to changes in the marine campaign execution plan on the PB Litoral EPCI project in Mexico and charges associated with a legal settlement. The changes in the PB Litoral marine campaign execution plan were due to carryover of offshore scope and revised cost estimates for hookup campaign. These changes were partially offset by the extension of the project completion date on the PB Litoral project, which resulted in a $13 million provision reversal for liquidated damages.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $6 million. Projects in Saudi Arabia were positively impacted by: (1) a $6 million favorable change order for vessel downtime; (2) productivity improvements and associated cost savings on a cable-lay project in Saudi Arabia totaling approximately $3 million; and (3) $1 million in net positive changes in estimates on multiple projects, which were not individually material. These favorable changes were partially offset by a $4 million increase in pipelay cost estimates on a U.A.E. project, primarily due to changes in execution plan as a result of needing to substitute with a third-party vessel and hookup associated issues.

ASA—This segment had net unfavorable changes in estimates aggregating approximately $3 million.  The deterioration was primarily due to $8 million of cost overruns and weather downtime on an installation project in Brunei, partially offset by $5 million of net positive changes in estimates on multiple projects, which were not individually material.

Nine months ended September 30, 2015

Operating income for the nine months ended September 30, 2015 was positively impacted by net favorable changes in estimates totaling approximately $21 million across all segments.

AEA—This segment had net unfavorable changes in estimates aggregating approximately $1 million. For the nine months ended September 30, 2015, the AEA segment was positively impacted by: (1) $13 million provision reversal for liquidated damages due to the extension of the PB Litoral project completion date; (2) $4 million due to productivity improvements on the Agile charter; and (3) $3 million each attributable to the Papa Terra project due to reduced cost estimates and to the North Ocean 105 vessel (the “NO 105”) due to reduced demobilization cost resulting from revised project plans.  Those changes were partially offset by $6 million due to changes in the marine campaign execution on the PB Litoral project discussed above and charges associated with a legal settlement.  Other multiple projects experience net positive changes in estimates of $1 million, which were not individually material.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million. The following four projects, in Saudi Arabia, were positively impacted: (1) $11 million of changes in estimates mostly due to productivity improvements and associated cost savings on the Intermac 406, which was working on a cable lay project; (2) $5 million of cost savings associated with revised cable lay scope; (3) $5 million as a result of an agreement with the customer on compensation for vessel downtime due to weather and standby delays; and (4) $4 million related to marine hook-up campaign savings.  The KJO Hout project in the Neutral Zone was positively impacted by $7 million due to changes in revenue recovery and cost savings resulting from customer-approved design optimization.  Those favorable changes were partially offset by: (1) $9 million increase in pipelay cost estimates on a U.A.E. project as a result of changes in our execution plan; (2) $5 million negative impact on another EPCI project in Saudi Arabia due to an increase in cost estimates on onshore scope; and (3) $2 million of unfavorable changes in estimates on multiple projects, none of which were individually material.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $6 million.  Improvements were driven by $4 million of productivity gains and improvements in cost estimates realized on the Gorgon MRU fabrication project, as well as $10 million net improvements on multiple projects that were not individually material.  Those improvements were partially offset by $8 million in cost overruns resulting from weather downtime on an installation project in Brunei.

NOTE 4—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and subsequently implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan included personnel reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. The previously announced move of our ASA regional headquarters from Singapore to Kuala Lumpur, along with additional sourcing initiatives, is substantially complete.  We completed the MPI restructuring during third quarter of 2016.

We continued our efforts to improve our cost structure by initiating the Additional Overhead Reduction program (“AOR”) during the fourth quarter of 2015. AOR actions, which have included personnel reductions affecting direct operating and selling, general and administrative expenses, were substantially complete as of September 30, 2016.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents amounts incurred during the three and nine months ended September 30, 2016 and 2015, as well as amounts incurred from the inception of our restructuring efforts up to September 30, 2016.  Amounts expected to be incurred in the fourth quarter of 2016 are not material.

	Incurred in the three months ended September 30,		Incurred in the nine months ended September 30,		Incurred from inception to
	2016	2015	2016	2015	September 30, 2016
	(in thousands)
Americas Restructuring	$-	$(27)	$(1,500)	$2,308	$44,044

Corporate Restructuring	-	-	-	-	6,601

MPI
Severance and other personnel-related costs
AEA	-	2,360	-	6,411	6,646
MEA	-	71	-	982	856
ASA	1,165	387	2,590	3,973	8,694
Corporate and other	-	-	-	1,119	1,611
Asset impairment and disposal
ASA	-	-	-	7,471	7,471
Legal and other advisor fees
ASA	-	-	-	-	-
Corporate and other	-	3,555	222	6,335	11,639
Other
AEA	-	-	-	-	692
ASA	-	-	2,436	3,527	8,370
Corporate and other	-	-	-	-	983
	1,165	6,373	5,248	29,818	46,962
AOR
Severance and other personnel-related costs
AEA	321	-	3,529	-	3,529
ASA	235	-	235	-	235
Corporate and other	-	-	836	-	836
Legal and other advisor fees					-
Corporate	-	-	1,968	-	2,768
Other
AEA	-	-	166	-	166
MEA	-	-	17	-	17
Corporate and other	115	-	188	-	188
	671	-	6,939	-	7,739

Total	$1,836	$6,346	$10,687	$32,126	$105,346

By segment
AEA	$321	$2,333	$2,195	$8,719	$55,077
MEA	-	71	17	982	873
ASA	1,400	387	5,261	14,971	24,770
Corporate and other	115	3,555	3,214	7,454	24,626
Total	$1,836	$6,346	$10,687	$32,126	$105,346

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Contract receivables:
Contracts in progress	$181,401	$164,898
Completed contracts	51,277	35,702
Retainages	52,031	17,896
Unbilled	4,303	4,303
Less allowances	(14,312)	(14,325)
Accounts receivable—trade, net	$274,700	$208,474

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	September 30, 2016	December 31, 2015
	(in thousands)
Retainages expected to be collected within one year	$52,031	$17,896
Retainages expected to be collected after one year	125,941	155,061
Total retainages	$177,972	$172,957

NOTE 6—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

A detail of the components of contracts in progress and advance billings on contracts is as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Costs incurred less costs of revenue recognized	$108,043	$112,819
Revenues recognized less billings to customers	193,693	323,010
Contracts in Progress	$301,736	$435,829

Billings to customers less revenue recognized	20,532	265,618
Costs incurred less costs of revenue recognized	63,748	(100,845)
Advance Billings on Contracts	$84,280	$164,773

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7—DEBT

The carrying values of our long-term debt obligations, net of debt issuance costs of $16 million and $20 million as of September 30, 2016 and December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Senior Notes	$493,076	$491,890
Term Loan	212,217	289,979
North Ocean 105 Construction Financing	35,361	38,263
Amortizing Notes	11,368	21,205
Capital lease obligation	2,370	2,546
	754,392	843,883
Less: Amounts due within one year	50,046	24,882
Total long-term debt	$704,346	$819,001

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

We were in compliance with our financial covenants as of September 30, 2016, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.86x
Maximum total leverage ratio	4.5x	2.15x
Maximum secured leverage ratio	2x	0.66x

As of September 30, 2016 and December 31, 2015, the aggregate face amount of letters of credit issued under the LC Facility was $355 million and $384 million, respectively.

The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of September 30, 2016 and December 31, 2015, we had an aggregate face amount of approximately $99 million and $102 million of such letters of credit outstanding supported by cash collateral, including financial letters of credit of $21 million and $45 million, respectively. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

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

Unsecured Bilateral Lines of Credit

MDR has reimbursement agreements in place with Middle Eastern banks which provide uncommitted lines of credit in support of our contracting activities in the Middle East.  There are no administrative or commitment fees associated with these agreements.  Bank guarantees issued under these agreements were $248 million and $118 million, as of September 30, 2016 and December 31, 2015, respectively.  In April 2016, we entered into an unsecured and uncommitted bilateral letter of credit arrangement for approximately $100 million with a Middle Eastern bank to support our business in the region.  As of September 30, 2016, we had an aggregate face amount of approximately $83 million of letters of credit outstanding under that arrangement.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Surety Bonds

As of September 30, 2016 and December 31, 2015, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $85 million and $54 million, respectively.

NOTE 8—PENSION AND POSTRETIREMENT BENEFITS

Net periodic cost (benefit) for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest cost	$5,276	$5,403	$15,828	$16,210
Expected return on plan assets	(5,002)	(6,676)	(15,006)	(20,030)
Net periodic cost (benefit)	$274	$(1,273)	$822	$(3,820)

	TCN Plan
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Interest cost	$338	$407	$1,014	$1,220
Expected return on plan assets	(397)	(710)	(1,191)	(2,130)
Net periodic benefit	$(59)	$(303)	$(177)	$(910)

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

As of September 30, 2016, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $25 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $14 million of deferred losses out of AOCI by September 30, 2017, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $325 million at September 30, 2016, with maturities extending through 2017. Of this amount, approximately $194 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of September 30, 2016, the fair value of these contracts was in a net liability position totaling approximately $5 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30, 2016	December 31, 2015
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,156	$1,668
Other assets	73	215
Total asset derivatives	$1,229	$1,883

Accounts payable	$5,994	$26,649
Other liabilities	261	4,018
Total liability derivatives	$6,255	$30,667

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,228	$(28,248)	$14,458	$(56,904)
Income reclassified from AOCI into income (loss): effective portion
Location: Cost of operations	(679)	27,547	23,932	66,973
Gain(loss) recognized in income (loss): ineffective portion and amount excluded from effectiveness testing
Location: Gain (loss) on foreign currency—net	1,830	(1,329)	281	2,535

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 10—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of September 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(5,026)	$(5,026)	$-	$(5,026)	$-
Non-recurring
Cash and cash equivalents	500,456	500,456	500,456	-	-
Restricted cash and cash equivalents	99,632	99,632	99,632
Debt	(754,392)	(746,820)	-	(693,716)	(53,104)

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(28,784)	$(28,784)	$-	$(28,784)	$-
Non-recurring
Cash and cash equivalents	664,844	664,844	664,844	-	-
Restricted cash and cash equivalents	116,801	116,801	116,801	-	-
Debt	(843,883)	(777,634)	-	(707,492)	(70,142)

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Cash and cash equivalents and restricted cash and cash equivalents—The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash, cash equivalents and restricted cash and cash equivalents approximate their fair values and are classified as Level 1 within the fair value hierarchy.

Short-term and long-term debt—The fair value of debt instruments valued using a market approach based on quoted prices for similar instruments traded in active markets is classified as Level 2 within the fair value hierarchy.

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

Fair Value Disclosure of Non-financial Assets

During the third quarter of 2016, our management reevaluated our operational plans for certain underutilized marine assets. As a result of this exercise, we identified certain marine assets that would not be used in a manner consistent with management’s original intent. Based on this determination, we tested the carrying value of these assets for recoverability by comparing the undiscounted future cash flows to the assets’ respective carrying values. As the carrying value of those assets exceeded the undiscounted future cash flows, an impairment was recorded.  The impairment was calculated as the difference between the $22 million carrying value of the assets and the $10 million estimated fair value of the assets, resulting in a $12 million non-cash impairment charge in our ASA segment.  We utilized both a market approach and income approach to estimate the fair value of the assets.  Inputs included market sales data for comparable assets, forecasted cash flows and discount rates believed to be consistent with those used by principal market participants.  The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

NOTE 11—STOCKHOLDERS’ EQUITY

The changes in the number of shares outstanding and treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2016	2015
Shares outstanding
Beginning balance	239,016,924	237,809,823
Common stock issued	3,234,994	1,564,317
Purchase of common stock	(912,344)	(410,019)
Ending balance	241,339,574	238,964,121

Shares held as Treasury shares
Beginning balance	7,824,204	7,400,027
Purchase of common stock	912,344	410,019
Retirement of common stock	(447,173)	-
Ending balance	8,289,375	7,810,046

Ordinary shares issued at the end of the period	249,628,949	246,774,167

Accumulated Other Comprehensive Income (Loss) (AOCI)

The components of AOCI included in stockholders’ equity are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Foreign currency translation adjustments ("FCTA")	$(42,326)	$(29,925)
Net gain on investments	261	247
Net loss on derivative financial instruments	(25,267)	(64,277)
Accumulated other comprehensive loss	$(67,332)	$(93,955)

During the first quarter of 2016, we recorded a $7 million adjustment decreasing FCTA, with an offsetting reduction of Loss on foreign currency, net, to correct amounts accounted for inappropriately in a previous period.

In the second quarter of 2016, foreign currency instruments associated with construction of our DLV 2000 vessel were settled upon the final payment to the shipyard. These instruments were designated as cash flow hedges and, as such, $20 million of cumulative loss is recorded in AOCI and will be amortized consistent with the depreciation of the vessel.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

2016 Period
For the three months ended September 30, 2016	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative (1)		TOTAL
	(In thousands)
Balance, June 30, 2016	$(37,295)	$264	$(28,844)		$(65,875)
Other comprehensive income (loss) before reclassification	(5,031)	(3)	4,228		(806)
Amounts reclassified from AOCI	-	-	(651)	(2)	(651)
Net current period other comprehensive income (loss)	(5,031)	(3)	3,577		(1,457)
Balance, September 30, 2016	$(42,326)	$261	$(25,267)		$(67,332)

For the nine months ended September 30, 2016	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivatives (1)		TOTAL
	(In thousands)
Balance, January 1, 2016	$(29,925)	$247	$(64,277)		$(93,955)
Other comprehensive income (loss) before reclassification	(12,401)	14	14,458		2,071
Amounts reclassified from AOCI	-	-	24,552	(2)	24,552
Net current period other comprehensive income (loss)	(12,401)	14	39,010		26,623
Balance, September 30, 2016	$(42,326)	$261	$(25,267)		$(67,332)

2015 Period
For the three months ended September 30, 2015	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative(1)		TOTAL
	(In thousands)
Balance, June 30, 2015	$(22,198)	$257	$(72,083)		$(94,024)
Other comprehensive income (loss) before reclassification	(9,333)	(27)	(28,249)		(37,609)
Amounts reclassified from AOCI	-		27,548	(2)	27,548
Net current period other comprehensive income (loss)	(9,333)	(27)	(701)		(10,061)
Balance, September 30, 2015	$(31,531)	$230	$(72,784)		$(104,085)

For the nine months ended September 30, 2015	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative(1)		TOTAL
	(In thousands)
Balance, January 1, 2015	$(15,212)	$241	$(82,837)		$(97,808)
Other comprehensive income (loss) before reclassification	(14,076)	(11)	(56,905)		(70,992)
Amounts reclassified from AOCI	(2,243)	-	66,958	(2)	64,715
Net current period other comprehensive income (loss)	(16,319)	(11)	10,053		(6,277)
Balance, September 30, 2015	$(31,531)	$230	$(72,784)		$(104,085)

(1)	Refer to Note 9 for additional details.
(2)	Reclassified to Cost of operations and Gain on foreign currency, net.

Noncontrolling Interest

In 2013, we entered into certain joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in THHE Fabricators Sdn. Bhd. (“THF”), a subsidiary of THHE, and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd (“BMD”). In the third quarter of 2016, we reacquired the 30% of noncontrolling interest in BMD from THHE in exchange for our 30% equity interest in THF. We determined the fair value of the asset surrendered to be $17 million. As of and for

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the periods ended September 30, 2016, in connection with the acquisition of the BMD noncontrolling interest, we recorded an $18 million decrease in Noncontrolling interest, and, in connection with the sale of our investment in THF, we recorded a $12 million decrease in Investments in unconsolidated affiliates and a $5 million gain in Other income (expense), net in our Consolidated Financial Statements.

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Net income attributable to McDermott International, Inc.	$16,108	$3,666	$34,593	$685

Weighted average common shares (basic)	240,899,888	238,594,178	240,093,169	238,128,962
Effect of dilutive securities:
Tangible equity units	40,896,300	40,896,300	40,896,300	40,896,300
Stock options, restricted stock and restricted stock units	2,111,165	1,306,677	2,143,451	-
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards (diluted)	283,907,353	280,797,155	283,132,920	279,025,262

Net income per share
Net income attributable to McDermott International, Inc.
Basic:	$0.07	$0.02	$0.14	$-
Diluted:	$0.06	$0.01	$0.12	$-

Approximately 2 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and nine months ended September 30, 2016. Approximately 3 million and 11 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because they were anti-dilutive for the three and nine months ended September 30, 2015.

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

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2016, we had approximately $11 million of potential liquidated damages exposure, however no liability is recorded in our Consolidated Financial Statements. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these unaccrued liquidated damages are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to some liquidated damage amounts.

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

We manage operating segments along geographic lines consisting of AEA, MEA and ASA. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate personnel and activities, incentive compensation programs and other costs, which are generally allocated to our operating segments. The only corporate costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of unconsolidated affiliates.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues(1):
AEA	$69,699	$96,371	$219,134	$344,385
MEA	334,731	318,346	922,820	892,367
ASA	154,113	391,140	852,248	1,166,105
Total revenues	$558,543	$805,857	$1,994,202	$2,402,857

Operating income (loss)(2):
AEA	$(4,884)	$(15,753)	$(26,637)	$6,680
MEA	48,629	38,981	129,055	75,046
ASA	(575)	16,336	36,832	26,067
Corporate and other	(115)	(5,578)	(3,214)	(11,388)
Total operating income	$43,055	$33,986	$136,036	$96,405

Capital expenditures(3):
AEA	$269	$3,286	$3,795	$6,715
MEA	8,318	2,735	13,021	17,677
ASA	16,603	11,648	178,178	41,141
Corporate and Other	1,529	464	2,399	585
Total capital expenditures	$26,719	$18,133	$197,393	$66,118

Depreciation and amortization:
AEA	$6,744	$9,832	$21,059	$33,119
MEA	7,269	8,393	18,113	23,150
ASA	8,742	4,191	21,191	11,969
Corporate and Other	2,140	2,195	6,529	7,744
Total depreciation and amortization	$24,895	$24,611	$66,892	$75,982

Drydock amortization:
AEA	$2,248	$3,133	$7,658	$9,377
MEA	455	443	1,519	1,606
ASA	228	676	686	2,927
Total drydock amortization	$2,931	$4,252	$9,863	$13,910

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)

The operating results for the nine months ended September 30, 2016 include: (1) a $32 million impairment charge related to the Agile vessel in the AEA segment; and (2) a $12 million impairment charge for certain underutilized marine assets in the ASA segment. The ASA segment’s operating results for the nine months ended September 30, 2015 included a $4 million impairment charge for the DB 101 and $3 million of loss on disposal of this asset.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(3)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for the three and nine months ended September 30, 2016 included $2 million and $0.1 million of cash payments for liabilities outstanding at the beginning of the respective periods. Capital expenditures for the three and nine months ended September 30, 2015 included $1 million and $10 million, respectively, of cash payments for accrued capital expenditures outstanding at the beginning of the respective periods.

	September 30, 2016	December 31, 2015
	(In thousands)
Segment assets:
AEA	$731,872	$896,822
MEA	973,018	971,170
ASA	853,771	774,365
Corporate and Other	579,711	744,719
	$3,138,372	$3,387,076

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

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Kuala Lumpur office in Malaysia and are supported by additional resources located in Chennai, India, Dubai, U.A.E. and Houston, Texas. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Additionally, through our equity ownership interest in a joint venture, we have access to additional fabrication capacity in China.

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

Results of Operations

Selected Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
AEA	$69,699	$96,371	$219,134	$344,385
MEA	334,731	318,346	922,820	892,367
ASA	154,113	391,140	852,248	1,166,105
Total revenues	558,543	805,857	1,994,202	2,402,857

Costs and Expenses:
Cost of operations	455,499	720,961	1,666,974	2,121,942
Selling, general and administrative expenses	46,983	44,664	137,386	144,133
Impairment loss	11,758	-	44,069	6,808
Loss (gain) on asset disposals	(588)	(100)	(950)	1,443
Restructuring expenses	1,836	6,346	10,687	32,126
Total costs and expenses	515,488	771,871	1,858,166	2,306,452

Operating income (loss):
AEA	(4,884)	(15,753)	(26,637)	6,680
MEA	48,629	38,981	129,055	75,046
ASA	(575)	16,336	36,832	26,067
Corporate and other	(115)	(5,578)	(3,214)	(11,388)
Total operating income	43,055	33,986	136,036	96,405

Other income (expense):
Interest expense, net	(17,431)	(13,015)	(41,324)	(38,179)
Gain (loss) on foreign currency, net	376	(1,373)	(4,781)	(898)
Other income, net	4,861	1,556	3,776	1,100
Total other expense	(12,194)	(12,832)	(42,329)	(37,977)

Income before provision for income taxes	30,861	21,154	93,707	58,428

Provision for income taxes	15,976	9,094	55,110	30,504

Income before income (loss) from Investments in Unconsolidated Affiliates	14,885	12,060	38,597	27,924

Income (loss) from Investments in Unconsolidated Affiliates	1,507	(4,526)	(2,844)	(18,748)

Net income	16,392	7,534	35,753	9,176

Less: Net income attributable to noncontrolling interest	284	3,868	1,160	8,491

Net income attributable to McDermott International, Inc.	$16,108	$3,666	$34,593	$685

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues

Revenues decreased by 31%, or $247 million, in the third quarter of 2016 compared to the third quarter of 2015.

AEA—Revenues in our AEA segment decreased by 28%, or $26 million, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a reduction in active projects in 2016 compared to 2015.

In the third quarter of 2016, the following activities contributed to revenues: (1) transportation, installation and marine campaigns undertaken by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad; (2) umbilical and flowline installation marine campaigns executed by our NO 102 and NO 105 vessels on the Caesar/Tonga field development project in the U.S. Gulf of Mexico; (3) engineering activities on the Abkatun-A2 project, a turnkey EPCI contract to build and commission an offshore platform, which was awarded in the second quarter of 2016; and (4) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

In the third quarter of 2015, the following activities contributed to revenues: (1) fabrication activity on the PB Litoral project, which was substantially complete in the first quarter of 2016; (2) fabrication work on the Exxon Julia subsea tieback project in the U.S. Gulf of Mexico, which was completed in the first quarter of 2016; and (3) the Agile charter marine campaign, which was terminated in the second quarter of 2016.

MEA—Revenues increased by 5%, or $16 million, in the third quarter of 2016 compared to the third quarter of 2015.

In the third quarter of 2016, the following activities contributed to revenues: (1) engineering, fabrication and marine pipelay activities on a lump-sum EPCI project under the second Long-Term Agreement (“LTA-II”), fabrication and marine pipelay activities on the Marjan power system replacement project, and continued fabrication and marine installation progress on the 12 jackets supply project, all with Saudi Aramco; and (2) the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in Qatar, awarded in the fourth quarter of 2015. The commencement in 2016 of a large pipeline-related project in the Middle East, as well as progress of the KJO Hout project to the fabrication phase, also contributed to third quarter 2016 revenues.

In the third quarter of 2015, the following activities contributed to revenues, all of which either were complete or were substantially complete in 2015: (1) Safaniya Phase 2, the Manifa project, involving an installation of observation platforms and jackets, hook-up activities on the Karan 45 project, each with Saudi Aramco; and (2) the ADMA 4 GI project in the U.A.E.

ASA—Revenues in our ASA segment decreased by 61%, or $237 million, primarily due to reduced activity on: (1) the Ichthys EPCI project in Australia, as the project progressed through the marine transportation and installation phase; and (2) the Brunei Shell Petroleum (“BSP”) pipeline replacement project, which was substantially complete in 2015. Those decreases were partially offset by revenues from the commencement in 2016 of the Yamal module fabrication project, which was awarded in the third quarter of 2015.

Cost of Operations

Cost of operations decreased by 37%, or $265 million, in the third quarter of 2016 compared to the third quarter of 2015.

AEA—Cost of operations in our AEA segment decreased by 35%, or $34 million, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to the reduction in active projects in the 2016 period compared to the 2015 period.

Cost of operations in the third quarter of 2016 included costs associated with the following projects: (1) transportation, installation and marine campaigns undertaken by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad; (2) umbilical and flowline installation marine campaigns undertaken by our NO 102 and NO 105 vessels on the Caesar/Tonga field development project in the U.S. Gulf of Mexico; (3) engineering activities on the Abkatun-A2 project; and (4) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

Cost of operations in the third quarter of 2015 was primarily related to: (1) fabrication activity on the PB Litoral project, which was substantially complete in the first quarter of 2016; (2) fabrication work on the Exxon Julia subsea tieback project in the U. S. Gulf of Mexico, which was completed in the first quarter of 2016; and (3) the Agile charter marine campaign, which was terminated in the second quarter of 2016.

MEA—Cost of operations in our MEA segment increased by $2 million in the third quarter of 2016 compared to the third quarter of 2015.

The third quarter of 2016 cost of operations included costs associated with: (1) engineering, fabrication and marine pipelay activities on a lump-sum EPCI project under the LTA-II, marine pipelay activities on the Marjan power system replacement project, each with Saudi Aramco; and (2) the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in Qatar, awarded in fourth quarter of 2015. The commencement in 2016 of a large pipeline-related project in the Middle East, as well as the KJO Hout project progressing to the fabrication phase, also contributed to the 2016 third quarter cost of operations.

The third quarter of 2015 cost of operations included costs associated with the following projects which were either complete or were substantially complete in 2015: Safaniya Phase 2, Manifa facilities and Karan 45, each with Saudi Aramco, and the ADMA 4 GI project, in the U.A.E.

ASA—Cost of operations in our ASA segment decreased by 65%, or $233 million, in the third quarter of 2016 compared to the third quarter of 2015. The decrease was primarily due to: (1) lower activity on the Ichthys EPCI project in Australia, as the project progressed through the marine transportation and installation phase; and (2) completion of the BSP pipeline replacement project in 2015. Those decreases were partially offset by an increase from the commencement in 2016 of the Yamal module fabrication project, which was awarded in the third quarter of 2015.

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

Segment Analysis

Operating income for the three months ended September 30, 2016 and 2015 was $43 million and $34 million, respectively, an increase of $9 million, primarily due to improvements in our AEA and MEA segments.

AEA—Operating losses were $5 million and $16 million in the third quarter of 2016 and 2015, respectively.

The AEA segment’s third quarter 2016 operating loss was primarily driven by lower cost recovery associated with our fabrication facility at Altamira and our vessels due to a reduction in active projects.

Operating income during the third quarter of 2015 was negatively impacted by a $17 million legal settlement charge, which was partially offset by a reversal of a $13 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date, neither of which was repeated in the third quarter of 2016.

MEA—Operating income was $49 million and $39 million in the third quarter of 2016 and 2015, respectively.

In the third quarter of 2016, operating income was primarily driven by: (1) an increase in engineering, fabrication and marine pipelay activities on a lump-sum EPCI project under LTA-II with Saudi Aramco; (2) the commencement in 2016 of the large pipeline-related project in the Middle East, awarded in the fourth quarter of 2015 and a marine campaign for installation of pipeline, spool and risers on a flow assurance project, awarded in the fourth quarter of 2015, in Qatar.

In the third quarter of 2015, operating income included: (1) $21 million of recovery associated with a vessel downtime change order; (2) $13 million from an installation of observation platforms and jackets marine campaign; and (3) $10 million from higher marine hookup activity and favorable change order settlements on several Saudi Arabian projects.

ASA—Operating loss in the third quarter of 2016 was $1 million compared to $16 million of operating income in the third quarter of 2015. The decrease was primarily due to a $12 million impairment charge recorded in the third quarter of 2016, discussed below.

The operating results for the third quarter of 2016, before the impairment charge, were primarily driven by marine transportation and installation activity, improved productivity, project execution cost savings and recognition of approved change orders on active projects, primarily the Ichthys project in Australia, and fabrication activity at our Batam facility.

Additionally, in connection with our review of long-lived assets for impairment during the third quarter of 2016, we determined that the carrying values of certain marine assets were not recoverable and exceeded their respective fair values. As a result, we recorded a $12 million non-cash impairment charge in our ASA segment.

The completion of the BSP pipeline replacement and other active projects in 2015 also contributed to the operating loss.

Other Items in Operating Income

Restructuring expenses—Restructuring expenses included in operating income were $2 million and $6 million in the third quarter of 2016 and 2015, respectively. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Other income (expense)

Interest expense, net―Interest expense, net was $17 million and $13 million in the third quarters of 2016 and 2015, respectively.  Interest expense for both periods is associated with our long-term debt obligations discussed in Note 7, Debt, to the accompanying Consolidated Financial Statements.

Provision for Income Taxes

For the three months ended September 30, 2016, we recognized income before provision for income taxes of $31 million, compared to an income of $21 million in the three months ended September 30, 2015. The provision for income taxes was $16 million and $9 million for the three months ended September 30, 2016 and 2015, respectively. The increase in the provision for income taxes was driven by increased profits in certain taxable jurisdictions in which we operate. In addition, our tax provision for the three months ended September 30, 2015 was reduced by a net $4 million reduction in uncertain tax positions associated with the settlement of prior year tax matters.

Income (loss) from investments in unconsolidated affiliates

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

The income from investments in our unconsolidated affiliates in the third quarter of 2016 was $2 million compared to a $5 million loss in the third quarter of 2015. The improvement was primarily attributable to our joint venture in China.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.3 million and $4 million in the third quarters of 2016 and 2015, respectively. The change was primarily due to lower profitability in our Indonesian joint venture and losses incurred by one of our Malaysian joint ventures, Berlian McDermott Sdn. Bhd.

Nine Months ended September 30, 2016 Compared to Nine Months ended September 30, 2015

Revenues

Revenues decreased by 17%, or $409 million, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to decreases in our AEA and ASA segments, partially offset by a small increase in our MEA segment.

AEA—Revenues decreased by 36%, or $125 million, due to a reduction in active projects in the 2016 period compared to the 2015 period.

In 2016, the following activities contributed to revenues: (1) transportation,  installation and marine campaigns executed by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad; (2) fabrication/spooling and installation of jumpers and control umbilicals at the Jack St. Malo project in the Gulf of Mexico, which was completed in the third quarter of 2016; (3) hookup and commissioning activities associated with the PB Litoral project, which was completed in the first half of 2016; (4) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility; (5) completion of the LLOG Otis subsea tieback project in the U.S. Gulf of Mexico; (6) marine campaigns executed by our DB 50 vessel on the Exxon Julia Subsea Tieback project in the U.S. Gulf of Mexico, which was completed in the first quarter of 2016; (7) umbilical and flowline installation marine campaigns by our NO 102 and NO 105 vessels for the Caesar/Tonga field development project in the U.S. Gulf of Mexico and (8) engineering work under the turnkey EPCI contract for the Abkatun-A2 platform.

In 2015, the following projects, which were complete or substantially complete in 2015, contributed to revenue: (1) the NO 102, NO 105 and Agile vessel charter campaigns in Brazil; (2) fabrication activity on the PB Litoral project in the Gulf of Mexico; (3) marine campaigns executed by our DB 50 vessel on the Exxon Julia subsea tieback project in the Gulf of Mexico; (4) work on Ayatsil-A, a transportation and installation (“T&I”) project; (5) a mobile drilling structure installation project executed by our DB 50 vessel in the Gulf of Mexico; and (6) project close-out payments associated with the Papa Terra project in Brazil.

MEA—Revenues increased by 3%, or $30 million, in the 2016 period compared to the 2015 period.

In 2016, the following activities contributed to revenues: (1) engineering, fabrication and marine activities on the lump-sum EPCI project under the LTA-II, continued fabrication and marine installation progress on the 12 jackets supply project, and fabrication and marine pipelay activities on the Marjan power system replacement project, each with Saudi Aramco; and (2) engineering and fabrication activity on our KJO Hout project. The commencement in 2016 of: (1) the large pipeline-related project in the Middle East; (2) the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in Qatar, awarded in the fourth quarter of 2015; and (3) offshore marine hookup campaign progress on a wellhead jacket and umbilical project also contributed to the 2016 revenue.

In 2015, activities on the following projects, which either were complete or were substantially complete in 2015, contributed to revenues: (1) the Safaniya phase 2, Karan 45, Abu Ali Cables, and Manifa facilities projects, each with Saudi Aramco; and (2) the ADMA 4 GI project in the U.A.E.

ASA—Revenues decreased 27%, or $314 million, in the 2016 period compared to the 2015 period.

Reduced activity in the 2016 period on our Ichthys EPCI project in Australia also contributed to the decrease in revenues as the project progressed through the marine transportation and installation phase. However this decrease was partially offset by commencement in 2016 of the following projects: (1) the Yamal module fabrication project awarded in the third quarter of 2015; (2) the Bergading offshore installation project in Malaysia, which was completed in the second quarter of 2016; and (3) the EPCI project for Vashishta subsea field infrastructure development off India’s East coast.

In 2015 the following projects, which were either complete or were substantially complete in 2015, contributed to revenue: (1) the BSP pipeline replacement project; (2) the Gorgon MRU project; and (3) the Bukit-Tua platform/subsea spools installation project.

Cost of Operations

Cost of operations decreased by 21%, or $455 million, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

AEA—Cost of operations decreased 38%, or $111 million, in the 2016 period compared to the 2015 period.

In 2016, cost of operations was incurred on the following projects: (1) transportation, installation and marine campaigns executed by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad; (2) fabrication/spooling and installation of jumpers and control umbilicals at the Jack St. Malo project in the Gulf of Mexico, which was completed in the second quarter of 2016; (3) fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility; (4) umbilical and flowline installation marine campaigns by our NO 102 and NO 105 vessels on the Caesar/Tonga field development project in the U.S. Gulf of Mexico; (5) completion of the LLOG Otis subsea tieback project in the Gulf of Mexico; and (6) engineering activities under the turnkey EPCI contract for the Abkatun-A2 platform.

In 2015, the following projects, which were complete or substantially complete in 2015 contributed to the cost of operations: (1) NO 102, NO 105 and Agile vessel charter campaigns in Brazil; (2) the PB Litoral project at our Altamira fabrication facility; (3) the Exxon Julia subsea tieback project in the Gulf of Mexico; (4) the Ayatsil-A, a T&I project; and (5) a mobile drilling structure installation project executed by our DB 50 vessel in the Gulf of Mexico.

MEA—Cost of operations decreased by $25 million, in the 2016 period compared to the 2015 period.

In 2016, the following activities contributed to cost of operations: (1) engineering, fabrication and marine activities on the lump-sum EPCI project under the LTA-II, fabrication and marine installation progress on the 12 jackets supply project and fabrication and marine pipelay activities on the Marjan power systems replacement project, each with Saudi Aramco; (2) the commencement in 2016 of the marine campaign for installation of pipeline, spool and risers on a flow assurance project in Qatar, awarded in the fourth quarter of 2015; and (3) work on a large pipeline-related project in the Middle East; and (4) offshore marine campaign hookup progress on a wellhead jacket and umbilical projects.

In the 2015 period, activities on the following projects, which were either complete or were substantially complete in 2015, contributed to cost of operations: (1) Safaniya Phase 2, Karan 45, Manifa facilities, and Abu Ali Cables, each with Saudi Aramco; and (2) the ADMA 4 GI project in the U.A.E.

ASA—Costs of operations decreased by 30%, or $319 million in the 2016 period compared to the 2015 period.

Reduced activity in the 2016 period on the Ichthys EPCI project in Australia contributed to the decrease in cost of operations, as the project progressed through the marine transportation and installation phase. This decrease was partially offset by commencement of the following new projects in 2016: (1) the Yamal module fabrication project, awarded in the third quarter of 2015; (2) the Bergading installation project in Malaysia, which was completed in the second quarter of 2016; and (3) the EPCI project for the Vashishta subsea field infrastructure development offshore of India’s East coast.

In the 2015 period, activities on the following projects, which either were complete or were substantially complete in 2015, contributed to cost of operations: (1) the BSP pipeline replacement project; (2) the Gorgon MRU project; and (3) the Bukit-Tua platform/subsea spools installation projects.

Operating Income

Operating income for the nine months ended September 30, 2016 increased by $40 million over the corresponding period during the prior year, from $96 million in 2015 to $136 million of operating income in 2016, primarily due to improvements in our MEA and ASA segments.

Segment Analysis

AEA—Operating results decreased by $33 million from operating income of $7 million in the 2015 period to a $26 million operating loss in the 2016 period.

In 2016, the AEA segment’s operating loss was primarily driven by lower cost recovery associated with our fabrication facility at Altamira and our vessels due to a reduction in active projects, as well as a $32 million non-cash impairment charge related to our Agile vessel, discussed below.

Those decreases were partially offset by net favorable changes in estimates aggregating approximately $29 million, primarily due to successful execution and close-out improvements on two significant projects, the PB Litoral project and the Exxon Julia subsea tieback project, as well as productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico. Included in the $29 million of changes in project estimates was also a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

We impaired our Agile vessel upon termination of its charter in May 2016, given the lack of opportunities for the vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value.

In the 2015 period, operating income in the AEA segment was primarily provided by (1) marine charter activities in Brazil undertaken by the NO 102, NO 105 and Agile vessels; (2) the Intermac 600’s marine campaign in the Gulf of Mexico; (3) $11 million of benefit as a result of a favorable outcome in our discussions with the customer on compensation for weather delays related to the Papa Terra project; and (4) the reversal of a $13 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

In addition, the 2015 period operating income was negatively impacted by a $17 million legal settlement charge, which was not repeated in the 2016 period.

MEA—Operating income in the 2016 and 2015 periods was $129 million and $75 million, respectively, an increase of $54 million.

The 2016 period operating income included benefits from: (1) the jacket fabrication and installation activity on the project to supply 12 jackets; (2) a benefit from increased engineering and marine activities on the power systems replacement project; and (3) engineering, fabrication and pipelay activity on the LTA-II project, each with Saudi Aramco. The commencement in the 2016 period of: (1) the large pipeline-related project in the Middle East; and (2) the marine installation activities for pipeline, spool and risers on a flow assurance project and offshore marine hookup campaign progress on a wellhead jacket and umbilical project in Qatar also contributed to our MEA segment operating income.

In the 2015 period, operating income included $75 million of benefits from: (1) increased marine and hookup activities from improved marine vessel productivity and efficient demobilization on a cable-lay project; (2) improved productivity and lower demobilization costs on a jacket and deck installation project; (3) higher fabrication and marine campaign activity for an installation observation platforms and jackets project; and (4) the award of an EPCI change order on the KJO Hout project.

ASA—Operating income in the 2016 and 2015 periods was $37 million and $26 million, respectively, an increase of $11 million. The increase was primarily attributable to (1) improved productivity and project execution cost savings and recognition of approved change orders on active projects; and (2) close-out improvements on our completed projects.

Additionally, in connection with a review of our long-lived assets for impairment during the third quarter of 2016, we determined that the carrying values of certain marine assets were not recoverable and exceeded their respective fair values. As a result, we recorded a $12 million non-cash impairment charge in our ASA segment.

Operating income in the 2015 period also included a $4 million impairment related to the DB 101 vessel and a $3 million loss on disposal of an asset, which was not repeated in the 2016 period.

Other Items in Operating Income

Selling, general and administrative expenses (“SG&A”)—SG&A was $137 million and $144 million in the nine months ended September 30, 2016 and 2015, respectively. We continue our efforts to improve our cost structure, and the implementation of both our MPI and AOR programs contributed to lower SG&A expense in the nine months ended September 30, 2016 compared to the corresponding 2015 period.

Restructuring expenses—Restructuring expenses included in operating income were $11 million and $32 million in the nine months ended September 30, 2016 and 2015, respectively, a decrease of $21 million. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements. As a part of the restructuring, in the first quarter of 2015, one of our vessels, the DB 101, which was held and used in the ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million.

Other Items

Interest expense, net―Interest expense, net was $41 million and $38 million in the nine months ended September 30, 2016 and 2015, respectively.  Interest expense for both periods is associated with our long-term debt obligations discussed in Note 7, Debt, to the accompanying Consolidated Financial Statements.

Loss (gain) on foreign currency, net―Foreign currency losses were $5 million in the nine months ended September 30, 2016. Losses related to foreign currency remeasurement were $5 million and hedging activity losses were $7 million, which were partially offset by a $7 million correction as described in Note 11, Stockholders’ Equity. Foreign currency gain in the nine months ended September 30, 2015 was not material.

Provision for Income Taxes

For the nine months ended September 30, 2016, we recognized income before provision for income taxes of $94 million, compared to an income of $58 million in the nine months ended September 30, 2015.  The provision for income taxes was $55 million and $31 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the provision for income taxes was driven by increased profits in certain taxable jurisdictions in which we operate. In addition, our tax provision for the nine months ended September 30, 2015 was reduced by a net $4 million reduction in uncertain tax positions associated with the settlement of prior year tax matters.

Losses from Investments in Unconsolidated Affiliates

The loss from investments in our unconsolidated affiliates was $3 million and $19 million in the first nine months of 2016 and 2015, respectively. The improvement was primarily attributable to our joint venture in China.

Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $7 million to $1 million in the nine months ended September 30, 2016 from $8 million in the nine months ended September 30, 2015, primarily due to lower profitability in our Indonesian joint venture and losses incurred by one of our Malaysian joint ventures, Berlian McDermott Sdn. Bhd.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer, as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. At September 30, 2016 and December 31, 2015, the total unapproved change orders included in our estimates at completion aggregated approximately $139 million and $122 million, respectively, of which approximately $21 million, as of both dates, was included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Claims revenue in backlog at September 30, 2016 and December 31, 2015 was not material.

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

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2015	$4,231,447
Bookings from new awards	1,418,212
Additions and reductions on existing contracts	260,783
Less: Amounts recognized in revenues	1,994,202
Backlog at September 30, 2016(1)	$3,916,240

(1)	At September 30, 2016, approximately 57% of this backlog revenue was attributable to Saudi Aramco

Our backlog by segment was as follows:

	September 30, 2016
	(in approximate millions)
AEA	$566	14%
MEA	2,530	65%
ASA	820	21%
Total Backlog	$3,916	100%

Of the September 30, 2016 backlog, we expect to recognize revenues as follows:

	2016	2017	Thereafter
	(in approximate millions)
Total backlog	$535	$2,420	$961

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

We were in compliance with our financial covenants as of September 30, 2016, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.86x
Maximum total leverage ratio	4.5x	2.15x
Maximum secured leverage ratio	2x	0.66x

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

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$16.1	$20.7	$(2.2)	$(18.7)
Adjustments:
Interest Expense (including interest capitalized)	18.0	13.2	11.6	12.1
Tax expense	16.0	19.8	19.3	21.5
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	26.7	23.4	23.4	27.3
Other items:
Equity (income) loss	(1.5)	(0.1)	4.5	2.7
(Gain) loss on assets disposal	(0.6)	(0.4)	-	-
Impairment loss	11.8	-	32.3	-
Restructuring - other expense	1.8	2.5	6.4	8.7
Pension expense	0.2	0.3	0.3	24.5
Others	8.3	10.0	5.2	4.8
Total adjustments	$80.7	$68.7	$103.0	$101.6

Calculated Covenant EBITDA attributable to McDermott International, Inc.	$96.8	$89.4	$100.8	$82.9

Calculated Covenant EBITDA attributable to McDermott International, Inc. - Cumulative/TTM	$369.9

Cash and Cash Equivalents

As of September 30, 2016, we had $600 million of cash and cash equivalents and restricted cash compared to $782 million as of December 31, 2015. At September 30, 2016, we had $92 million of cash in jurisdictions outside the U.S., principally in the U.A.E., Mexico, Indonesia, Malaysia and Norway. Less than 3% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

At September 30, 2016, we had restricted cash and cash equivalents totaling $100 million compared to $117 million as of December 31, 2015. The amounts as of September 30, 2016 and December 31, 2015 include $99 million and $102 million, respectively, of cash collateral for letters of credit that generally may be replaced with letters of credit under the LC Facility.

Cash Flow Activities

Operating activities. Our net cash provided by operating activities was $126 million in the nine months ended September 30, 2016, as compared to $5 million used in the nine months ended September 30, 2015.

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

Investing activities. Our net cash used in investing activities was $183 million in the nine months ended September 30, 2016, compared to cash used in investing activities of $7 million in the nine months ended September 30, 2015. These cash uses, in both periods, primarily related to the capital expenditures discussed below.

Financing activities. Our net cash used in financing activities was $106 million in the nine months ended September 30, 2016 as compared to net cash used in financing activities of $19 million in the nine months ended September 30, 2015. The change was primarily attributable to the voluntary prepayment of $75 million under the Term Loan discussed in Note 7, Debt, to the accompanying Consolidated Financial Statements, and $12 million and $4 million repayments related to the Amortizing Notes and North Ocean 105 Construction Financing, respectively.

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

Capital expenditures for the nine months ended September 30, 2016 were $197 million, as compared to $66 million for the nine months ended September 30, 2015. Capital expenditures for the nine months ended September 30, 2016 were primarily attributable to the construction of the DLV 2000, and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016. Capital expenditures for the nine months ended September 30, 2015 were primarily attributable to the construction of the DLV 2000, as well as costs associated with upgrading the capabilities of other marine vessels. As of September 30, 2016, the total capitalized cost of the DLV 2000 in our Consolidated Financial Statements was $433 million, including $43 million of capitalized interest. Our remaining cash obligation for the vessel is $15 million, all of which is payable in the fourth quarter of 2016.

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

We have exposure to changes in interest rates under the Term Loan. As of September 30, 2016, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates at September 30, 2016 (in thousands):

								Fair Value at
	Years Ending December 31,							September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
Long-term Debt — fixed rate	$8,556	$41,769	$436	$1,346	$-	$500,000	$552,107	$527,479
Average Interest Rate	7.66%	7.92%	8.00%	8.00%	-	8.00%
Long-term Debt — floating rate	750	3,000	3,000	211,500	-	-	218,250	219,341
Average Interest Rate	8.25%	8.53%	8.59%	8.64%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at September 30, 2016 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2016	Fair Value at September 30, 2016	Average Contractual Exchange Rate
Australian Dollar	$130,033	$(1,310)	0.7742
Danish Krone	5,740	18	6.6220
Euros	50,929	48	1.1248
Indian Rupee	3,057	106	69.5058
Norwegian Kroner	32,187	84	8.0977
Pound Sterling	6,432	(277)	1.3611
Singapore Dollar	84	-	1.3612
Swiss Frank	6,672	-	0.9701

Foreign Currency	Year Ending December 31, 2017	Fair Value at September 30, 2016	Average Contractual Exchange Rate
Australian Dollar	19,632	$(3,059)	0.9062
Brazilian Real	4,000	(294)	3.4855
Euros	43,431	(81)	1.1339
Indian Rupee	9,976	303	71.5669
Norwegian Kroner	1,699	57	8.2595
Pound Sterling	9,822	(613)	1.3922
Swiss Frank	1,365	(8)	0.9555

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 13 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk factors

We are subject to various risks and uncertainties in the course of our business.  A discussion of material risks and uncertainties may be found under Item 1A–Risk Factors in Part I of our annual report on Form 10-K for the year ended December 31, 2015.  The updates to those risk factors provided under Item 1A–Risk Factors in Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2016 is incorporated by reference into this item.  The following provides a further update to those disclosures:

Risk Factors Relating to our Business Operations

Our employees work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm.

Safety is a leading focus of our business, and our safety record is critical to our reputation and is of paramount importance to our employees, customers and shareholders.  However, we often work on large-scale and complex projects which can place our employees and others near large mechanized equipment, moving vehicles, dangerous processes or highly-regulated materials and in challenging environments.  Although we have a functional group whose primary purpose is to implement effective quality, health, safety, environmental and security procedures throughout our company, if we fail to implement effective safety procedures, our employees and others may become injured, disabled or lose their lives, our projects may be delayed and we may be exposed to litigation or investigations.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and raise our operating costs. Additionally, many of our customers require that we meet certain safety criteria to be eligible to bid for contracts and our failure to maintain adequate safety standards, could result in reduced profitability, or lost project awards or customers. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition, and results of operations.

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

October 25, 2016

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