Form 10-K
period 2016-12-31
MCDERMOTT INTERNATIONAL INC
filed 2017-02-21
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2016) was approximately $1.2 billion.

The number of shares of the registrant’s common stock outstanding at February 17, 2017 was 241,388,277.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“MDR”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, the Middle East, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this Annual Report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MDR and its consolidated subsidiaries, and references to any of the Notes to the accompanying Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements included in Item 8 of Part II.

MDR’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Segments

We report financial results under three reporting segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our operating segments. For financial information about our segments, see Note 19, Segment Reporting, to the accompanying Consolidated Financial Statements.

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

MEA Segment

Through our MEA segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, the U.A.E., Qatar, Kuwait, Azerbaijan and Russia. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, Chennai, and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston office. The primary fabrication facility for this segment is located in Dubai.

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services provided by our Kuala Lumpur office in Malaysia are supported by additional resources located in Chennai, Dubai, and Houston. The primary fabrication facility for this segment is located on Batam Island, Indonesia. Through our equity ownership interest in a joint venture, we have access to additional fabrication capacity in China. During 2016, we completed the relocation of our Asia-Pacific headquarter to Kuala Lumpur from Singapore. Now all projects are planned and executed from our Kuala Lumpur office.

The above-mentioned fabrication facilities in each segment are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. Project installation is performed by major construction vessels, which we own or lease and are stationed throughout the various regions and provide structural lifting/lowering and pipelay services. These major construction vessels are supported by our multi-function vessels and chartered vessels from third parties to perform a wide array of installation activities that include anchor handling, pipelay, cable/umbilical lay, dive support and hookup/commissioning. See Item 2, “Properties,” in Part I of this Annual Report.

Contracts

We execute our contracts through a variety of methods, including fixed-price, unit-basis, cost-plus, or some combination of those methods, with fixed-price being the most prevalent. Contracts are usually awarded through a competitive bid process. Factors that customers may consider include price, facility or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

Fixed-price contracts are for a fixed amount to cover costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. See “Risk Factors—We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline and we may suffer losses” in Item 1A of this Annual Report.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, for each contract, we regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit proportionate to the percentage of completion of the related project in the period when we revise those estimates. To the extent these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we thus recognize a charge against current earnings, which could be material.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically there have been no material payments to our customers under these arrangements.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  See Note 18, Commitments and Contingencies, to the accompanying Consolidated Financial Statements.

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

We include in backlog unapproved change orders for which we expect to receive confirmations in the ordinary course of business, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer, as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim. See Note 2, Revenue Recognition, to the accompanying Consolidated Financial Statements for additional information on unapproved change orders.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Claims revenue in backlog at December 31, 2016 and 2015 were not material.

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

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2015	$4,231,447
Bookings from new awards	2,239,489
Additions on existing contracts, net	486,898
Less: Amounts recognized in revenues	2,635,983
Backlog at December 31, 2016(1)	$4,321,851

(1)	At December 31, 2016, approximately 67% of our backlog is attributable to Saudi Aramco

Our backlog by segment was as follows:

	December 31, 2016
	(in approximate millions)
AEA	$517	12%
MEA	3,072	71
ASA	733	17
Total Backlog	$4,322	100%

Of the December 31, 2016 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter
	(in approximate millions)
Total backlog	$2,970	$1,348	$4

As of December 31, 2016, KJO Hout, an active EPCI project in our MEA segment, was in an $8 million loss position and is expected to be complete in the second quarter of 2017. As of December 31, 2016, total backlog related to that project was $85 million. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. See Note 2, Revenue Recognition, to the accompanying Consolidated Financial Statements for additional information.

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

AEA

Our AEA segment’s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Swecomex, S.A. DE C.V; Heerema Group; EMAS AMC; KBR, Inc.; Kiewit Corporation; Saipem S.P.A.; Subsea 7 S.A.; Operadora Cicsa S.A. de C.V.; ICA-Fluor Daniel, S. de R.L. de C.V.; Seaway Heavy Lifting Shipping Ltd and TechnipFMC plc.

MEA

Our MEA segment’s key competitors include: Hyundai Heavy Industrial Co. Ltd.; Larsen and Toubro Ltd (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.P.A.; TechnipFMC plc.; Offshore Oil Engineering Co., Ltd. and Petrofac International Ltd.

ASA

Our ASA segment’s key competitors include: Allseas Marine Contractors S.A.; China Offshore Oil Engineering Co. Ltd. (COOEC); Daewoo Shipbuilding and Marine Engineering Co. Ltd.; EMAS Group; Heerema Group; Hyundai Heavy Industrial Co. Ltd.; Malaysia Marine and Heavy Engineering Holdings Berhad; Nippon Steel Corporation; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; SapuraKencana Petroleum & TL Offshore; Sembcorp Marine Offshore Engineering; Subsea 7 S.A./SapuraAcergy; and TechnipFMC plc.

Unconsolidated Affiliates

We participate with third parties in the ownership of certain entities, which we sometimes refer to as “joint ventures,” for convenience of reference.  Those entities are organized in various forms, including as corporations, limited liability companies and other companies with limited liability.  By using the term “joint venture,” we are not implying that those entities constitute general partnerships.  Some of those joint venture entities are not consolidated and are generally accounted for under the equity method of accounting.  We refer to those entities as “unconsolidated affiliates.”  The Unconsolidated affiliates that we consider significant are described below.

AEA

io Oil and Gas.  We co-own several joint venture entities with GE Oil & Gas.  These joint venture entities focus on the pre-FEED phases of projects in offshore markets. They bring comprehensive field development expertise and provide technically advanced solutions in new full field development concept selection and evaluation.

ASA

Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. We co-own this entity with Wuhan Wuchuan Investment Holding Co., Ltd., a leading shipbuilder in China. This joint venture provides project management, procurement, engineering, fabrication, construction and pre-commissioning of onshore and offshore oil and gas structures, including onshore modules, topside, floating, production, storage, and off-loading (“FPSO”) modules and subsea structures and manifolds.

Significant Customers

See Note 19, Segment Reporting, to the accompanying Consolidated Financial Statements for information on customers that account for significant percentage of our consolidated revenues in 2016, 2015 and 2014.

Financial Information about Geographic Areas

See Note 19, Segment Reporting, to the accompanying Consolidated Financial Statements for financial information about our revenues and assets.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components for assembly. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials.

Employees

As of December 31, 2016, we employed approximately 12,400 persons worldwide. As of December 31, 2016, approximately 3,900 of our employees were members of labor unions.  Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

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

As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damage provisions and access to the insurance of other parties. We also procure insurance, operate our own “captive” insurance company or establish funded or unfunded reserves. However, there can be no assurance that these methods will adequately address all risks.

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

Similarly, insurance for certain potential losses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and political risks, confiscation or seizure of property (including by act of piracy), pollution liability, liabilities related to occupational health exposures (including asbestos), losses or liability related to acts of terrorism, professional liability, such as errors and omissions coverage, the failure, misuse or unavailability of our information systems or controls or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

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

We have been identified as a potentially responsible party at various cleanup sites under CERCLA. CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year. We do not anticipate incurring any material capital expenditures for environmental control facilities in the years ended December 31, 2017 or 2018. For financial information about our environmental liabilities, see Note 18, Commitments and Contingencies, to the accompanying Consolidated Financial Statements.

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

In addition, various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, Business, and Item 3, Legal Proceedings, in Part I of this Annual Report and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report and elsewhere in this Annual Report.

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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	the volatility of oil and gas prices;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses and forming and operating joint ventures;

•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content or similar requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Available Information

Our website address is www.mcdermott.com. We make available through the Investors section of this website under “Financial Information,” free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Guidelines; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Officers, Board Members and Contact Information; Amended and Restated Articles of Incorporation; Amended and Restated By-laws; and charters for the Audit, Compensation and Governance Committees of our Board.

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

Prices for oil and gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. Material declines in oil and natural gas prices have affected, and will likely continue to affect the demand for and pricing of our EPCI services. Since the start of the cyclical oil price decline in the fourth quarter of 2014, many oil and gas companies have made significant reductions in their capital expenditure budgets. In particular, some of our customers reduced their spending on exploration, development and production programs, including by deferring or delaying certain capital projects.  Although oil prices have increased, on a relative basis in the recent short term, the sustained lower relative price of oil has adversely affected demand for our services and could, over a sustained period of time, materially adversely affect our financial condition, results of operations and cash flows.

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

Performance problems relating to any significant existing or future contract arising as a result of any of these or other risks could cause our actual results of operations to differ materially from those we anticipate at the time we enter into the contract and could cause us to suffer damage to our reputation within our industry and our customer base.  Additionally, we may be at a greater risk of reduced profitability or losses in the current low-oil-price environment due to pricing pressures in our industry, potential difficulties in obtaining customer approvals of change orders or claims, deterioration in contract terms and conditions, including customer-required extended-payment terms, unexpected project delays, suspensions and cancellations or changes or reductions in project scope or schedule and other factors.

Our use of percentage-of-completion method of accounting could result in volatility in our results of operations.

We recognize revenues and profits from our long-term contracts using the percentage-of-completion basis of accounting. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenues and profits could be material in future periods. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits that otherwise would be recognized to date. Additionally, to the extent that claims included in backlog, including those which arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions or reversals of previously reported revenues and profits, and charges against current earnings, all of which could be material.

Our backlog is subject to unexpected adjustments and cancellations.

The revenues projected in our backlog may not be realized or, if realized, may not result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us, or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and reduce or eliminate profits that we actually realize from projects in backlog.  We may be at greater risk of delays, suspensions and cancellations in the current low oil price environment.

Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.  We may be at a greater risk of experiencing unexpected project delays, cancellations, suspensions and terminations or changes or reductions in project scope or schedule in the current low-oil-price environment.

We have a substantial investment in our marine fleet. At times a vessel or several vessels may require increased levels of maintenance and capital expenditures, may be less efficient than competitors’ vessels for certain projects, and may experience mechanical failure with the inability to economically return to service. If we are unable to manage our fleet efficiently and find profitable market opportunities for our vessels, our results of operations may deteriorate and our financial position and cash flows could be adversely affected.

We operate a fleet of construction and multi-service vessels of varying ages. Some of our competitors’ fleets and competing vessels in those fleets may be substantially newer than ours and more technologically advanced. Our vessels may not be capable of serving all markets and may require additional maintenance and capital expenditures, due to age or other factors, creating periods of downtime. In addition, customer requirements and laws of various jurisdictions may limit the use of older vessels or a foreign-flagged vessel, unless we are able to obtain an exception to such requirements and laws. Our ability to continue to upgrade our fleet depends, in part, on our ability to economically commission the construction of new vessels, as well as the availability to purchase in the secondary market newer, more technologically advanced vessels with the capabilities that may be required by our customers. If we are unable to manage our fleet efficiently and find profitable market opportunities for our vessels, our results of operations may deteriorate and our financial position and cash flows could be adversely affected.

Vessel construction, upgrade, refurbishment and repair projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We expect to make significant new construction and upgrade, refurbishment and repair expenditures for our vessel fleet from time to time, particularly in light of the aging nature of our vessels and requests for upgraded equipment from our customers. Some of these expenditures may be unplanned. Vessel construction, upgrade, refurbishment and repair projects may be subject to the risks of delay or cost overruns, including delays or cost overruns resulting from any one or more of the following:

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

Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for vessel construction, upgrade, refurbishment and repair projects could materially exceed our planned capital expenditures. The failure to complete such a project on time, or the inability to complete it in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a contract. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on comparable terms. Moreover, our vessels undergoing upgrade, refurbishment and repair activities may not earn revenue during periods when they are out of service.

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

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), acts of terrorism, strikes, riots, civil unrest and malicious damage, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability, such as errors and omissions coverage, coverage for costs incurred for investigations related to breaches of laws or regulations, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity is insufficient could have a material adverse effect on us.

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

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our significant customers include major integrated and national oil and gas companies.  Revenue from Inpex Operations Australia Pty. Ltd. and from Saudi Aramco represented 33% and 26%, respectively, of our total consolidated revenue for the year ended December 31, 2016.  We expect the percentage of our total revenue from Saudi Aramco to increase in 2017.  As of December 31, 2016, approximately 67% of our contractual backlog was attributable to Saudi Aramco.  Our inability to continue to perform substantial services for our large existing customers (whether due to our failure to satisfy their bid tender requirements, disappointing project performance, changing political conditions and changing laws and policies affecting trade and investment, disagreements with respect to new (or potentially new) ventures or other business opportunities), or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations.

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

Safety is a leading focus of our business, and our safety record is critical to our reputation and is of paramount importance to our employees, customers and stockholders.  However, we often work on large-scale and complex projects which can place our employees and others near large mechanized equipment, moving vehicles, dangerous processes or highly-regulated materials and in challenging environments.  Although we have a functional group whose primary purpose is to implement effective quality, health, safety, environmental and security procedures throughout our company, if we fail to implement effective safety procedures, our employees and others may become injured, disabled or lose their lives, our projects may be delayed and we may be exposed to litigation or investigations.

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

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risks that our joint ventures may not be able to effectively or efficiently manage their operations, that joint ventures operations create a liability, known or unknown and that we may be restricted in our ability to access the cash flows or assets of those entities.

We conduct some operations through foreign subsidiaries and joint ventures. We do not fully control all of our joint ventures. Even in those joint ventures that we fully control, we may be required to consider the interests of the other joint venture participants in connection with decisions concerning the operations of the joint ventures, which in our belief may not be as efficient or effective as in our wholly owned subsidiaries. We may also be affected by the known or unknown actions or omissions of the joint venture and the other joint venture participants, to the extent that they affect the operations of the applicable joint venture. We may experience difficulties relating to the assimilation of personnel, services and systems in the joint venture’s operations or the appropriate transfer of communications and data between us and the joint venture. Any failure to efficiently and effectively operate a joint venture with the other joint venture participants may cause us to fail to realize the anticipated benefits of entering into the joint venture and could adversely affect our operating results for the joint venture. Also, our foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their ability to transfer funds to us. As a result, arrangements involving foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities.  Additionally, complexities may arise from the termination of our ownership interests in foreign subsidiaries and joint ventures (whether through a sale of equity interests, dissolution, winding-up or otherwise).  Those complexities may include issues such as proper valuations of assets, provisions for resolution of trailing liabilities and other issues as to which we may not be aligned with other owners, participants, creditors, customers, governmental entities or other persons or entities that have relationships with such foreign subsidiaries and joint ventures.  Resolution of any such issues could give rise to unanticipated expenses or other cash outflows, the loss of potential new contracts or other adverse impacts on our business, any of which could have a material adverse effect on us.

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

We also may be particularly susceptible to regional conditions that may adversely affect our operations. Our major marine construction vessels typically require relatively long periods of time to mobilize over long distances, which could affect our ability to withdraw them from areas of conflict. Additionally, certain of our fabrication facilities are located in regions where conflicts may occur and limit or disrupt our operations. Certain of our insurance coverages could also be cancelled by our insurers. The impacts of these risks are very difficult to cost effectively mitigate or insure against and, in the event of a significant event impacting the operations of one or more of our fabrication facilities, we will very likely not be able to easily replicate the fabrication capacity needed to meet existing contractual commitments, given the time and cost involved in doing so. Any failure by us to meet our material contractual commitments could give rise to loss of revenues, claims by customers and loss of future business opportunities, which could materially adversely affect our financial condition, results of operations and cash flows.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities or detrimental business practices by one or more of our employees, agents, representatives or joint ventures (or any of their employees, agents or representatives) could have a significant negative impact on our business and reputation, even if unrelated to the conduct of our business and otherwise unrelated to us. Such misconduct could include the failure to comply with regulations on lobbying or similar activities, regulations pertaining to the internal control over financial reporting and various other applicable laws or regulations. The precautions we and our joint ventures take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective. A failure by our or any of our joint ventures’ employees, agents or representatives to comply with applicable laws or regulations or acts of fraud or misconduct or other improper activities or detrimental business practices, even if unrelated to the conduct of our business and otherwise unrelated to us, could subject us to fines and penalties, lead to the suspension of operations and/or result in reduced revenues and profits.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, other applicable worldwide anti-corruption laws or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act, which is broader in scope than the FCPA, as it contains no facilitating payments exception. Additionally, in 1976 we entered into a Consent Decree with the U.S. Securities and Exchange Commission which, among other things, forbids us from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. We and several of our joint ventures operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Those activities create the risk of unauthorized payments or offers of payments by one of our employees, agents or representatives (or those of our joint ventures) that could be in violation of the FCPA or other applicable anti-corruption laws. Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 Consent Decree. Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees, agents or representatives (or those of our joint ventures). If we or any of our joint ventures are found to be liable for violations of the FCPA or other applicable anti-corruption laws or of the 1976 Consent Decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), civil and criminal penalties or other sanctions could be imposed, and negative or derivative consequences could materialize, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping of production platforms and other offshore facilities;
•	marine vessel safety;
•	the operation of foreign-flagged vessels in coastwise trade;
•	currency conversions and repatriation;

•	oil exploration and development;
•	clean air and other environmental protection legislation;
•	taxation of foreign earnings and earnings of expatriate personnel;
•	required use of local employees and suppliers by foreign contractors; and
•	requirements relating to local ownership.

In addition, we depend on the demand for our services mainly from the oil and gas industry and, therefore, we are generally affected by changing taxes and price controls, as well as new or amendments to existing laws, regulations, or other government controls imposed on the oil and gas industry generally, whether due to a particular incident or because of shifts in political decision making. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons could adversely affect our operations by limiting the demand for our services. In the U.S. Gulf of Mexico, regulatory initiatives developed and implemented at the federal level have imposed stringent safety, permitting and certification requirements on oil and gas companies pursuing exploration, development and production activities, which, at times, have resulted in increased compliance costs, added delays in drilling and a more aggressive enforcement regimen by regulators.

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

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability and productivity of such personnel. If we should suffer any material loss of personnel to competitors, have decreased labor productivity of employed personnel for any reason, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected. A significant increase in the wages or other compensation paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Our industry has historically experienced high demand for the services of employees and escalating wage rates. If any of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

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

Our failure to protect our intellectual property rights may result in the loss of valuable technologies or adversely affect our competitive business position. We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter or prevent misappropriation of our confidential information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary or confidential information, we may not have adequate legal remedies to protect our intellectual property or other proprietary and confidential information. Litigation to determine the scope of our legal rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms, which could adversely affect our business.

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

We intend to pursue additional growth through joint ventures, alliances and consortia with other parties as well as the acquisition of businesses or assets that we believe will enable us to strengthen or broaden the types of projects we execute and also expand into new industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable joint venture, alliance or consortium participants, businesses or assets, reach agreement on acceptable terms or for other reasons. We may also be limited in our ability to pursue acquisitions or joint ventures by the terms and conditions of our current financing arrangements. Moreover, joint ventures, alliances and consortia and acquisitions of businesses and assets involve certain risks, including:

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

Our customers and suppliers have operations in locations that are subject to natural disasters, such as flooding, hurricanes, tsunamis, earthquakes, volcanic eruptions or other disasters. The occurrence of any of these events and the impacts of such events could disrupt and adversely affect the operations of our customers and suppliers as well as our operations in the areas in which these types of events occur.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

War, terrorist attacks and unrest have caused and may continue to cause instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. Instability and unrest in the Middle East and Asia, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, unrest in the Middle East and Asia, or elsewhere, could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Asia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts and terrorism, and their effects on us or our markets, may significantly affect our business and results of operations in the future.

Risk Factors Relating to Our Financial Condition and Markets

Volatility and uncertainty of the financial markets may negatively impact us.

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents (including proceeds from our outstanding term loan and senior secured notes), investments and cash flows from operations. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and institutions represented in our principal credit facilities, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. If national and international economic conditions deteriorate, it is possible that we may not be able to refinance our outstanding indebtedness when it becomes due, and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time, and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

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

We operate on a worldwide basis with substantial operations outside the U.S. that subject us to currency exchange risks. In order to manage some of the risks associated with foreign currency exchange rates, we enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies could adversely affect our hedging instruments and subject us to additional currency risk exposure. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally and meet transactional requirements. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

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

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares in an attempt to thwart a takeover.

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

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2016 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
AEA
Altamira, Mexico	Administrative Office/Fabrication Facility	Owned/Leased
Gulfport, Mississippi	Administrative Office/Fabrication Facility	Owned
Mexico City, Mexico	Administrative/Engineering Office	Leased
Houston, Texas	Operations/Engineering/Administrative Office	Leased
Rio de Janeiro, Brazil	Operations/Administrative Office	Leased
Epsom, United Kingdom	Operations/Engineering/Administrative Office	Leased

MEA
Dubai (Jebel Ali), U.A.E.	Operations/Engineering/Fabrication Facility/Administrative Office	Leased
Abu Dhabi, U.A.E	Administrative Office	Leased
Al Khobar, Saudi Arabia	Fabrication Facility/Operations/Engineering Office	Leased
Chennai, India	Engineering Office	Leased
Dammam, Saudi Arabia	Fabrication Facility	Leased
Doha, Qatar	Operations Office	Leased

ASA
Batam Island, Indonesia	Fabrication Facility	Leased
Perth, Australia	Operations Office	Leased
Kuala Lumpur, Malaysia	Operations/Engineering/Administrative Office	Leased
Qingdao, China	Fabrication Facility	Leased

Corporate
Houston, Texas	Administrative Office	Leased

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including the reporting segments in which they were operating as of December 31, 2016:

Location and Vessel Name	Vessel Type	Year Entered Service/Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
AEA
DB 50(1)(2)	Pipelay/Derrick	1988/2012	4,400	20
North Ocean 102(1)(2)	Multi-Service Vessel	2009	275	-
North Ocean 105(1)(3)(4)	Multi-Service Vessel	2012	440	16
MEA
DB 27(2)	Pipelay/Derrick	1974/1984	2,400	60
DB 32(2)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(2)	Multi-Service Vessel	1999/2010	100	-
Emerald Sea(1)(2)	Multi-Service Vessel	1996/2007	100	-
ASA
DB 30(3)	Pipelay/Derrick	1975/1999	3,080	60
Intermac 650(2)	Launch/Cargo Barge	1980/2006	-	-
CSV 108(1)(2)	Multi-Service Vessel	2015	400	-
DLV 2000(1)(3)	Multi-Service Vessel	2016	2,200	60

(1)	Vessel with dynamic positioning capability.
(2)	Vessels subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(3)	Vessels not subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(4)

Vessels owned through joint ventures. Our ownership percentage in North Ocean 105 (“NO 105”) is 75%. The NO 105 is currently subject to a mortgage securing indebtedness of the joint venture that owns that vessel, for further discussion on that indebtedness see Note 10, Debt, to the accompanying Consolidated Financial Statements.

Based on independent third-party appraisals obtained in January 2017, the estimated aggregate fair market value of (1) mortgaged vessels securing our principal credit facilities and senior secured notes was approximately $621 million, and (2) vessels which are not subject to mortgages securing that indebtedness (net of value attributable to minority ownership interests) was approximately $578 million. As security for the indebtedness under our principal credit facilities and senior secured notes, we have pledged all of the capital stock of our subsidiaries that own the vessels that are mortgaged to secure that indebtedness.

In January 2017, we purchased the Amazon, a pipelay and construction vessel. For further discussion see Note 21, Subsequent Events, to the accompanying Consolidated Financial Statements.

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

The information set forth under the heading “Investigations and Litigation” in Note 18, Commitments and Contingencies, to our Consolidated Financial Statements included in this Annual Report is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MDR. We filed certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this Annual Report.

High and low stock prices by quarter for the two most recent fiscal years are shown in the table below:

	Year Ended December 31,
	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$4.41	$2.29	$3.84	$2.15
June 30	5.13	3.67	5.89	3.94
September 30	5.30	4.42	5.32	3.37
December 31	7.93	5.05	5.94	3.29

We have not paid cash dividends on MDR’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors evaluates our cash dividend policy from time to time.

As of February 17, 2017 there were approximately 2,180 record holders of our common stock.

Corporate Performance Graph

The following graph provides a comparison of our five-year, cumulative total shareholder return(1) from December 2011 through December 2016 to the return of S&P 500 and our peer group.

(1)	Total shareholder return assuming $100 invested on December 31, 2011 and reinvestment of dividends on daily basis.

The peer group used for the five-year comparison was comprised of the following companies:

●	Archrock, Inc.	●	Noble Corporation

●	Chicago Bridge & Iron Company N.V.	●	Oceaneering International, Inc.

●	FMC Technologies, Inc.	●	Oil States International, Inc.

●	Helix Energy Solutions Group, Inc.	●	Superior Energy Services, Inc.

●	Jacobs Engineering Group Inc.	●	Tidewater Inc.

●	KBR, Inc.

The companies listed above comprise the peer group utilized for 2016 executive compensation benchmarking (the “Proxy Peer Group”).  For purposes of this performance graph, Cameron International Corporation, which was included in the 2015 Proxy Peer Group, has been excluded from the 2016 Proxy Peer Group because it was acquired by Schlumberger Limited in April 2016.

Exterran Holdings, Inc., which was renamed Archrock, Inc. following the spin-off of its international services and global fabrication businesses, has been included in both the 2016 and 2015 Proxy Peer Group.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data was derived from our Consolidated Financial Statements, which were prepared from our books and records. This data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of factors that will enhance an understanding of this data.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except for per share amounts)
Statement of Operations Data:
Revenues	$2,635,983	$3,070,275	$2,300,889	$2,658,932	$3,641,624
Operating income (loss)[1]	142,253	112,682	16,402	(440,629)	323,858
Income (loss) from continuing operations before discontinued operations and noncontrolling interests	36,299	(8,839)	(65,394)	(489,910)	201,738
Income from discontinued operations	-	-	-	-	3,497
Less: net income attributable to noncontrolling interest	2,182	9,144	10,600	18,958	10,770
Net income (loss) attributable to McDermott International, Inc.	34,117	(17,983)	(75,994)	(508,868)	194,465
Basic earnings (loss) per common share:
Income (loss) from continuing operations	0.14	(0.08)	(0.32)	(2.15)	0.81
Income from discontinued operations	-	-	-	-	0.01
Diluted Earnings (loss) per common share:
Income (loss) from continuing operations	0.12	(0.08)	(0.32)	(2.15)	0.80
Income from discontinued operations	-	-	-	-	0.01
Balance Sheet Data:
Total assets	$3,222,230	$3,387,076	$3,416,879	$2,803,694	$3,329,407
Current maturities of long-term debt	48,125	24,882	23,678	39,543	14,146
Long-term debt	704,395	819,001	840,791	45,342	84,342
Total Equity	1,595,468	1,546,721	1,539,114	1,440,344	1,952,105

(1)

Our Consolidated Financial Statements previously reported income (loss) from investment in unconsolidated affiliates as components of operating income. In the first quarter of 2016, we concluded that classification of loss from investments in unconsolidated affiliates after provision for income tax better reflected how the operations of our unconsolidated affiliates relate to our business as a whole. Previously reported selected financial data has been adjusted to reflect this change.

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

General

MDR is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”), and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, the Middle East, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction.

We report financial results under three reporting segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our operating segments. For financial information about our segments, see Note 19, Segment Reporting, to the accompanying Consolidated Financial Statements.

Our business activity depends mainly on capital expenditures for offshore construction services of major integrated oil and gas companies and national oil companies for the construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues.

Overview

Our performance is significantly impacted by spending on upstream exploration, development and production programs by our customers. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability. Under the current macro commodity environment, we have seen continued pressure from customer capital expenditure spending delays, stronger competitive pricing pressure given contraction in certain markets, and lower utilization of our assets. However, we believe our long-term industry position remains favorable, and we will continue to maintain our focus on opportunities, customer alignment, efficient execution of our backlog, efficient asset utilization, and costs control and liquidity management. We will also continue positioning ourselves for growth when the global oil and gas industry rebounds and the producers increase their capital spending.

Operating Results

2016―We have a strong foundation for 2017. Our backlog at December 31, 2016 was $4.3 billion. Approximately $3 billion of this backlog is expected to roll-off in 2017. Significant new awards under the second Saudi Aramco Long Term Agreement (“LTA II”), two other significant awards, with one in our AEA segment and one in our ASA segment, and a number of change orders contributed to our backlog increase.

Revenues decreased by $434 million in 2016 compared to 2015, primarily due to lower activity on our Ichthys project and completion of the Brunei Shell pipeline replacement project in our ASA segment. That decrease was partially offset by increased activities on several of our MEA segment projects.

Operating income increased by $29 million from $113 million in 2015 to $142 million in 2016 despite the challenging environment of low crude oil and natural gas prices. We believe our performance indicates our capability to deliver strong results under a wide range of operating environments due to strong project execution and cost management driven by the “One McDermott Way” Initiative.

The 2016 period operating income was positively impacted by:

•	successful completion of the 12 jacket Saudi Aramco project and a large Middle East pipeline-related project;
•	progress on a lump sum EPCI project under the LTA II, and efficient execution and related cost saving on the Marjan power systems replacement project, both Saudi Aramco projects; and
•	close-out improvements, favorable changes in estimates and recognition of approved change orders on active and closed projects.

The 2016 period operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia, as discussed in Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements.

A total of $55 million of non-cash impairment charges related to our Agile vessel and certain other marine assets impacted our 2016 operating income, as discussed in Note 13, Fair Value Measurement, to the accompanying Consolidated Financial Statements.

In 2016 we realized approximately $150 million and $46 million of cash savings, before restructuring charges, from our McDermott Profitability Initiative (“MPI”) and Additional Overhead Reduction program (“AOR”), respectively. MPI was completed during the third quarter of 2016 and AOR was completed during the fourth quarter of 2016. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements for further discussion.

2015―Our backlog as of December 31, 2015 was $4.2 billion. A significant award under the LTA II, two key awards in Qatar and a number of change orders contributed to $3.7 billion of backlog increase, partially offset by $3 billion of revenue roll-off during 2015, resulting in a net increase of approximately $631 million over our backlog as of December 31, 2014.

Revenues for 2015 were approximately $3 billion, an increase of $769 million, or 33%, over 2014.  This increase was primarily attributable to:

•	progress, driven by marine activities, on the Ichthys project;
•	completion of the Brunei Shell pipeline replacement project;
•	a significant increase in activities associated with several of our Middle East projects; and
•	increased fabrication and marine activities on the PB Litoral project.

Operating income was $113 million in 2015, an increase of $96 million compared to 2014.  Operating income was positively impacted by:

•	strong project execution, including on the Ichthys project, where the activities remained on schedule;
•	successful completion of the Manifa, Abu Ali and Karan 45 projects, all with Saudi Aramco; and
•	completion of fabrication, installation and hook up of the PB Litoral facilities.

Significant items we recognized as charges in our operating income included:

•	$41 million for the restructuring actions discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements;
•

a $26 million non-cash mark-to-market (“MTM”) actuarial loss on our pension benefit plans, discussed in Note 11, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements; and

•	a $17 million charge associated with a legal settlement in the third quarter of 2015.

During 2015, from our MPI program, we realized approximately $115 million of cash savings, before restructuring charges. In addition, we continued our efforts to improve our cost structure and commenced AOR during the fourth quarter of 2015.

2014―Operating income of $16 million included favorable changes in estimates of $111 million due to:

•	project closeout benefits and reimbursement for weather downtime and vessel standby time, for further discussion see Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements;
•	a gain of $46 million associated with the sale of non-core assets; and
•

an improvement of $11 million related to a change in estimate of vessel-impairment charges recognized in 2013 for the CSV 108 pipelay system, for further discussion see Note 13, Fair Value Measurements, to the accompanying Consolidated Financial Statements.

Those increases were partially offset by $110 million of increased costs to complete certain projects, primarily due to marine equipment downtime driven by adverse weather conditions, mechanical issues and standby delays and accrual for liquidated damages (see Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements).  Additionally, we incurred a charge in the amount of $18 million associated with our ongoing restructuring programs, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Business Outlook

The demand for our services is affected by the capital expenditure decisions of oil and gas producers. Material declines in oil and natural gas prices have affected, and will likely continue to affect, the demand for and pricing of our EPCI services. Many of our customers make their capital expenditure decisions based on their long-term view of oil and gas prices and the economics of specific projects. We operate in most major oil and gas producing regions of the world, work on both new and existing field developments and provide services that require a varying amount of technical complexity. As a result, the economics of specific projects that we provide services for varies considerably.

The sustained relatively lower-oil-price environment since 2014 and the slowdown of growth in certain developing countries has raised uncertainty around the economics of certain potential projects that have not yet been approved or awarded by our customers. We do not currently have any reason to expect cancellation of existing projects in our backlog. Nonetheless, the continued relatively depressed price of oil has adversely affected demand for our services and could, over a sustained period of time, materially adversely affect our financial condition, results of operations and cash flows.

Since the start of the most recent substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditure budgets for 2015 and 2016. Though some of our customers have reduced their current levels of spending on exploration, development and production programs, including by deferring or delaying certain capital projects, we do expect other capital projects to continue, as they are economic or strategically necessary in a variety of oil and gas price environments. We also expect that project deferrals and delays, combined with the natural decline rates of existing production and the resetting of the industry cost base, will ultimately contribute to further investment by oil and gas producers in the long-term.

In the current environment, we will continue to maintain our focus on opportunities, customer alignment, efficient execution of our backlog, efficient asset utilization and cost and liquidity management.  We will also continue positioning ourselves for growth when the global oil and gas industry rebounds and the producers increase their capital spending.

Segment Operations

2016 Versus 2015

Revenues

	2016	2015	Change
	(In thousands)			Percentage
Revenues:
AEA	$285,988	$478,800	$(192,812)	(40)%
MEA	1,241,591	1,134,555	107,036	9
ASA	1,108,404	1,456,920	(348,516)	(24)
Total revenues	$2,635,983	$3,070,275	$(434,292)	(14)%

Revenues decreased by 14%, or $434 million, in 2016 compared to 2015, primarily due to decreases in our AEA and ASA segments, partially offset by an increase in our MEA segment.

AEA—Revenues decreased by 40%, or $193 million, due to a reduction in active projects in 2016 compared to 2015.

In 2016, a variety of projects and activities contributed to revenues, as follows:

•	completion of jacket fabrication activity at our Altamira facility in Mexico and its installation campaign undertaken by the DB 50 vessel on the Ayatsil-C jacket replacement project;
•	transportation, installation and marine campaigns executed by the DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad;
•	hookup and commissioning activities associated with the PB Litoral project in Mexico, which was completed in the first half of 2016;
•	fabrication, spooling and installation of jumpers and control umbilicals on the Jack St. Malo project in the Gulf of Mexico, which was completed in the third quarter of 2016;
•	commencement of engineering work on the Abkatun-A2 platform project, a turnkey EPCI contract in the Gulf of Mexico awarded in 2016;
•	umbilical and flowline installation marine campaigns by the North Ocean 102 (“NO 102”) and NO 105 vessels for the Caesar Tonga field development project in the Gulf of Mexico;
•	completion of the LLOG Otis subsea tieback project in the Gulf of Mexico;
•	marine campaigns executed by the DB 50 vessel on the Exxon Julia subsea tieback project in the Gulf of Mexico, which was completed in the first quarter of 2016; and
•	multiple front-end engineering and design projects.

In 2015, the following projects, which were complete or substantially complete in 2015, contributed to revenue:

•	NO 102, NO 105 and Agile vessel charter campaigns in Brazil;
•

completion of fabrication and installation activity on the PB Litoral project, as well as the reversal of a $12 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date;

•

marine campaigns executed by the DB 50 vessel, primarily on the Exxon Julia subsea tieback project, the Ayatsil-A project, a transportation and installation (“T&I”) project, and a mobile drilling structure installation project; and

•	close-out improvements on our Papa Terra project.

The start-up of fabrication work on the Ayatsil-C jacket replacement project at our Altamira facility, awarded in 2015, also contributed to 2015 revenue.

MEA—Revenues increased by 9%, or $107 million, in 2016 compared to 2015.

In 2016, a variety of projects and activities contributed to revenues, as follows:

•	engineering, fabrication and marine activities on a lump-sum EPCI project under the LTA II entered into with Saudi Aramco;
•	continued fabrication and marine installation progress on the 12 jacket Saudi Aramco project, which was completed in 2016;
•	fabrication and marine cablelay activities on the Marjan Saudi Aramco power system replacement project;
•	commencement and substantial completion of a large pipeline-related project in the Middle East;
•	the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in Qatar, awarded in the fourth quarter of 2015;
•	engineering, fabrication and marine activity on our KJO Hout project in the Neutral Zone;
•	commencement and substantial completion of offshore marine hookup campaign progress on a wellhead jacket and umbilical project in Qatar; and
•	the Qatar Petroleum EPCI project, which was completed in 2016.

Close out improvements on the Safaniya phase 2 and ADMA 4 GI projects also contributed to 2016 revenue.

In 2015, activities on the following projects, which either were complete or were substantially complete in 2015, contributed to revenues:

•	the Safaniya phase 2, Manifa facilities, Karan 45 and Abu Ali Cables projects, each with Saudi Aramco; and
•	the ADMA 4 GI project in the U.A.E.

Commencement in 2015 of a lump-sum EPCI project under the LTA II, the Marjan power system replacement project and the KJO Hout project also contributed to 2015 revenue.

ASA—Revenues decreased 24%, or $349 million, in 2016 compared to 2015, primarily due to reduced activity in 2016 on our Ichthys EPCI project in Australia, as the project progressed through to the marine transportation and installation phase.

Those decreases were partially offset by the following projects:

•	higher fabrication activity in 2016 on the Yamal project awarded in the third quarter of 2015;
•	commencement in 2016 of the Vashishta subsea field infrastructure development work, an EPCI project in India; and
•	the Bergading offshore installation project in Malaysia, which was completed in the second quarter of 2016.

In 2015 the following projects, which were either complete or were substantially complete in 2015, contributed to revenue:

•	the Brunei Shell pipeline replacement project;
•	the Gorgon MRU project; and
•	the Bukit-Tua platform/subsea spools installation project.

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

	2016	2015	Change
	(In thousands)			Percentage
Operating income (loss):
AEA	$(29,829)	$(13,487)	$(16,342)	(121)%
MEA	166,774	108,321	58,453	54
ASA	8,569	30,597	(22,028)	(72)
Corporate	(3,261)	(12,749)	9,488	74
Total operating income	$142,253	$112,682	$29,571	26%

Operating income improved by $30 million in 2016 compared to 2015, primarily due to improvements in our MEA segment.

AEA—Operating losses were $30 million and $13 million in 2016 and 2015, respectively.

During 2016, the operating results were negatively impacted by:

•

a $43 million non-cash impairment charge related to the Agile vessel and Intermac 600 cargo barge, as discussed in Note 13, Fair Value Measurement, to the accompanying Consolidated Financial Statements; and

•	lower cost recovery associated with our fabrication facility at Altamira and our vessels due to a reduction in active projects.

Those negative factors were partially offset by:

•	net favorable changes in estimates of approximately an additional $28 million in 2016 as compared to 2015 (see Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements);
•	successful execution and close-out improvements on the PB Litoral, Jack St. Malo II and Exxon Julia subsea tieback projects;
•	productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico; and
•	the reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

Furthermore, 2016 operating results were positively impacted by a $4 million non-cash MTM pension gain, as discussed in Note 11, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

The 2015 operating results were negatively impacted by:

•	a $26 million non-cash MTM pension charge, as discussed in Note 11, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements;
•	a $17 million legal settlement charge, which was not repeated in 2016; and
•	a $10 million restructuring charge, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Those negative factors were partially offset by:

•	marine charter activities undertaken by the NO 102, NO 105 and Agile vessels on various projects in Brazil;
•	the DB 50’s marine campaigns on various projects in the Gulf of Mexico;
•	benefits as a result of a favorable outcome in our discussions with the customer on compensation for weather-related delays on the Papa Terra project; and
•

increased fabrication and marine activities on the PB Litoral project, as well as the reversal of a $12 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

MEA—Operating income in 2016 and 2015 was $167 million and $108 million, respectively, an increase of $59 million year on year.

In 2016, a variety of projects and activities contributed to operating income, as follows:

•	the completion in 2016 of jacket fabrication and marine installation activity coupled with close-out improvements on the 12 jacket Saudi Aramco project;
•

progress driven by higher engineering, fabrication and marine pipelay activity, as well as improved productivity and associated cost savings, on a lump sum EPCI project under the Saudi Aramco LTA II agreement;

•

increased engineering, marine cable lay activities, and award of a jacket change order, together with efficient execution and related cost saving on the Marjan power systems replacement, a Saudi Aramco project;

•	start and substantial completion of a large pipeline-related project in the Middle East;
•	marine installation activities undertaken by the DB 32 and Emerald Sea vessels for a pipeline, spool and risers flow assurance project in Qatar; and
•

successful execution and close-out improvements on the Safaniya Phase 2, Abu Ali Cables and Manifa facility projects, all with Saudi Aramco, and the offshore marine hookup campaign on a wellhead jacket and umbilical project in Qatar.

Those benefits were partially offset by $8 million of operating loss for KJO Hout, an EPCI project in the Neutral Zone, because of changes to our execution plan and increased costs associated with the DB 27 vessel and subcontractor standby time due primarily to work permit delays. This project is in a loss position and is expected to be complete in the second quarter of 2017.

In 2015, a variety of projects and activities contributed to operating income as follows:

•	increased marine and hookup activities, improved marine vessel productivity and reimbursement for mobilization costs on the Karan 45, a Saudi Aramco project;
•	improved productivity and lower demobilization costs on the Abu Ali Cables, a Saudi Aramco project;
•	increased jacket and deck installation activity on the Manifa, a Saudi Aramco project;
•	reimbursement for vessel downtime/standby time on various Saudi Aramco projects; and
•	KJO Ratawi project close-out improvements.

Those benefits were partially offset by a $20 million operating income deterioration on our ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work.  See Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements for further information on this change.

ASA—Operating income in 2016 and 2015 was $9 million and $31 million, respectively.

In 2016, a variety of projects and activities contributed to operating income, as follows:

•	improved productivity and project execution cost savings and recognition of approved change orders on active projects; and
•	close-out improvements on our completed projects.

The 2016 period operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia, as discussed in Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements.

The 2016 and 2015 operating income included charges of $5 million and $20 million, respectively, related to restructuring, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Additionally, in connection with a review of our long-lived assets for impairment during the third quarter of 2016, we determined that the carrying values of certain marine assets were not recoverable and exceeded their respective fair values. As a result, we recorded a $12 million non-cash impairment charge in our ASA segment. See Note 13, Fair Value Measurements, to the accompanying Consolidated Financial Statements.

Operating income in 2015 also included a $4 million impairment related to the DB 101 vessel and a $3 million loss on disposal of an asset, neither of which was repeated in 2016.

Other Items in Operating Income

Corporate and other expenses of $3 million and $13 million in 2016 and 2015, respectively, primarily relate to restructuring charges. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A”)—SG&A was $179 million and $217 million in 2016 and 2015, respectively. We continue our efforts to improve our cost structure, and the implementation of both our MPI and AOR programs contributed to lower SG&A expense in 2016 compared to 2015. As of December 31, 2016, both the MPI and AOR programs are complete.

Other Non-operating Items

Interest expense, net—Interest expense, net was $59 million and $50 million in 2016 and 2015, respectively.  Increase in interest expense was primarily due to lower interest capitalization in 2016 compared to 2015. The DLV 2000 vessel, which was under construction in 2015, was deployed to our fleet in the second quarter of 2016.  Interest expense for both periods is associated with our long-term debt obligations discussed in Note 10, Debt, to the accompanying Consolidated Financial Statements.

Provision for Income Taxes—For the year ended December 31, 2016, we recognized income before provision for income taxes of $82 million, compared to income before provision for income taxes of $65 million for the year ended December 31, 2015.  In the aggregate, the provision for income taxes was $42 million and $52 million for the years ended December 31, 2016 and 2015, respectively.  The decrease in the provision for income taxes was primarily driven by increased mix of income in favorable tax jurisdictions, which was partially offset by losses in certain jurisdictions where we did not recognize a tax benefit.  In addition, due to our improving operations, we were able to release the remaining $9 million valuation allowance recorded against our deferred tax asset related to the Saudi Arabia net operating loss as well as partially release $4 million valuation allowance recorded against our deferred tax asset related to the Mexico net operating loss as a result of current contracts in our backlog.  Our effective tax rate decreased from 80% in 2015 to 51% in 2016.

Losses from investments in unconsolidated affiliates—The loss from investments in our unconsolidated affiliates was $4 million and $21 million in 2016 and 2015, respectively.  The decrease in losses from investments in unconsolidated affiliates was primarily attributable to improved operating results of our China joint venture.

Net Income Attributable to Non-controlling Interest—Net income attributable to noncontrolling interests was $2 million and $9 million in 2016 and 2015, respectively.  The $7 million decrease in net income attributable to noncontrolling interests in 2016 compared to 2015 was primarily due to a loss incurred by Berlian McDermott Sdn. Bhd (“BMD”), our former Malaysian joint venture and lower profitability in our Indonesian joint venture during 2016.  In the third quarter of 2016, we acquired the BMD noncontrolling interest, as discussed in Note 17, Stockholders’ Equity, to the accompanying Consolidated Financial Statements.

2015 Versus 2014

Revenues

	2015	2014	Change
	(In thousands)			Percentage
Revenues:
AEA	$478,800	$567,608	$(88,808)	(16)%
MEA	1,134,555	795,666	338,889	43
ASA	1,456,920	937,615	519,305	55
Total revenues	$3,070,275	$2,300,889	$769,386	33%

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

In 2015, a variety of projects and activities contributed to revenue, as follows:

•

completion of fabrication and installation activity on the PB Litoral project and a $12 million reversal of a liquidated damage reserve related to the extension to the contract completion date associated with the PB Litoral project;

•	completion of engineering work and near completion of marine activities associated with the Exxon Julia subsea tieback project;
•	completion of various marine installation campaign projects executed by the DB 50 in the Gulf of Mexico awarded in 2014 and 2015;
•	higher NO 102 vessel charter activities in Brazil; and
•	the start-up of fabrication for a jacket replacement and deck installation on Ayatsil-C, an EPCI project awarded in 2015.

Significant projects contributing to the 2014 revenues that were either complete or substantially complete in 2014 were Papa Terra, Jack St. Malo, Gulfstar, Mafumeria Sul, Ayatsil-B, and Megalodon Platform Installation.

MEA—Revenues increased by 43%, or $339 million, in 2015 compared to 2014.

In 2015, a variety of projects and activities contributed to revenue, as follows:

•	significant increases in fabrication, marine pipelay, marine cable laying and hookup activities on the Karan 45 and Abu Ali Cables, both Saudi Aramco projects;
•	the installation of jackets and an observation platform on the Saudi Aramco Manifa project;
•	the commencement of engineering and fabrication activities for the replacement of power systems on the Marjan project;
•	the start of two new Saudi Aramco projects: (1) a lump-sum EPCI project under the LTA II and (2) a project to supply 12 jackets;
•	multiple change order awards on existing and new projects with Saudi Aramco;
•	increased fabrication and marine activities on the ADMA 4 GI project in the U.A.E.; and
•	increased marine and commissioning activity on the KJO Ratawi project in the Neutral Zone.

In 2014, a variety of projects and activities contributed to revenue, as follows:

•	marine and fabrication activities on the Saudi Aramco Safaniya Phase-2 project;
•	completion of a pipelay project in the Caspian; and
•	substantial completion of a Saudi Aramco five jackets project.

ASA—Revenues increased by 55%, or $519 million, in 2015 compared to 2014.

In 2015, a variety of projects and activities contributed to revenue, as follows:

•	a significant increase in marine activity on the Ichthys project; and
•

the start of two new projects in 2015: (1) the Brunei Shell Petroleum (“BSP”) pipeline replacement project, which was completed in 2015; and (2) the Jangkrik subsea isolation valve and manifolds fabrication project in Indonesia.

In 2014, a variety of projects and activities, all of which were either complete or substantially complete in 2014, contributed to revenue as follows:

•	Siakap subsea development project in Malaysia;
•	Kepodang gas development project in Indonesia;
•	Champion Waterflood project in Brunei;
•	Banyu Urip project in Indonesia; and
•	DB 101 marine campaign projects.

Operating Income

	2015	2014	Change
	(In thousands)			Percentage
Operating income (loss):
AEA	$(13,487)	$(54,175)	$40,688	75%
MEA	108,321	14,087	94,234	669
ASA	30,597	65,416	(34,819)	(53)
Corporate and other	(12,749)	(8,926)	(3,823)	(43)
Total operating income	$112,682	$16,402	$96,280	587%

Operating income improved by $96 million in 2015 compared to 2014, primarily due to improvements in our AEA and MEA segments.

AEA—Operating results improved by $41 million in 2015 compared to 2014, primarily due to unfavorable changes in estimates in 2014 with no corresponding impact in 2015.

In 2015, a variety of projects and activities contributed to operating results, as follows:

•	increased fabrication and marine activities, as well as a $12 million reversal of a liquidated damage reserve due to the extension of the PB Litoral project contract on the PB Litoral completion date;
•	Agile, NO 105, and NO 102 marine charter activities in Brazil, on various projects;
•	the DB 50 vessel working on various projects in the Gulf of Mexico; and
•	a $14 million benefit resulting from additional close-out improvements and compensation for weather-related delays on the Papa Terra project.

The 2015 operating results also included:

•	a $17 million charge associated with a legal settlement; and
•	a $26 million non-cash MTM charge, as disclosed in Note 11, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

The 2014 results were negatively impacted by changes in estimates of $69 million on the PB Litoral project, primarily due to increased costs arising from project delays, increases in projected fabrication, procurement and marine installation costs, reduced productivity and recognition of liquidated damages. Those negative factors in 2014 were partially offset by:

•

approximately $40 million of operating income related to the Papa Terra project in Brazil in 2014, mainly due to project close-out improvements, savings on marine costs and increased recoveries from additional weather-related compensation; and

•	$24 million of operating income in 2014 contributed by the successful completion of the Jack & St Malo and Gulfstar projects.

The 2014 operating income also included $35 million in gains from asset sales, which were not repeated in 2015.

MEA— Operating income improved by $94 million in 2015 compared to 2014.

In 2015, a variety of projects and activities contributed to operating results, as follows:

•	increased marine and hookup activities, improved marine vessel productivity and reimbursement for mobilization costs on the Karan 45, a Saudi Aramco project;
•	improved productivity and lower demobilization costs on the Abu Ali Cables, Saudi Aramco project;
•	increased jacket and deck installation activity on the Manifa, a Saudi Aramco project; and
•	reimbursement for vessel downtime/standby time on various projects with Saudi Aramco.

Close-out improvements on the KJO Ratawi project also contributed $16 million of benefit to operating income.

Those increases were partially offset by a $20 million operating income deterioration on our ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work.  See Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements for further information on this change.

The 2014 operating income included a $66 million benefit from a pipelay project in the Caspian, which had minimal activity in 2015.  In addition, 2014 included deteriorations, not repeated in 2015, of approximately:

•	$15 million primarily due to a revision in the execution plan as a result of delayed access to the KJO Ratawi project in the Neutral Zone; and
•	$13 million related to vessel downtime due to weather and standby delays on the Saudi Aramco Safaniya Phase-1 project.

ASA—Operating income decreased by $35 million in 2015 compared to 2014.  The 2014 operating income included favorable changes in estimates of $52 million compared to $23 million in 2015 (see Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements).

In 2015, a variety of projects and activities contributed to operating results. as follows:

•	higher marine activities and change in scope in 2015 on our Ichthys project with no comparable benefits in 2014; and
•	completion of the Brunei Shell pipeline replacement project, which started in 2015.

In addition, 2015 included a $20 million restructuring charge (see Note 4, Restructuring, to the accompanying Consolidated Financial Statements).

The 2014 favorable change in estimates were mainly related to two EPCI projects, both completed in 2014: the Siakap subsea development project in Malaysia and the Champion Waterflood project in Brunei.

As a part of our restructuring, in the first quarter of 2015 one of our vessels, the DB101, which was held and used in our ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million. In the second quarter of 2015, we disposed of the asset and recognized an additional loss of $3 million. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Other Items in Operating Income

Corporate and other expenses increased to $13 million in 2015 compared to $9 million in 2014, primarily as a result of restructuring charges. See Note 4, Restructuring, to the accompanying Consolidated Financial Statements.

Selling, general and administrative expenses increased by $9 million in 2015 as compared to 2014, primarily due to a fourth quarter non-cash MTM pension charge of $26 million, partially offset by cost savings realized by MPI.

Gain (loss) on disposal of asset for 2014 primarily related to the following sales and disposals: (1) sale of the DB 16 and the KP1, resulting in a $11 million gain; (2) a gain from the sale of our Harbor Island facility near Corpus Christi, Texas of approximately $25 million; and (3) an aggregate gain of approximately $10 million from the disposal of various assets from our Morgan City facility.

Other Non-operating Items

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

Provision for Income Taxes—For the year ended December 31, 2015, we recognized income before provision for income taxes of $65 million, compared to a loss before provision for income taxes of $37 million for the year ended December 31, 2014.  The provision for income taxes was $52 million and $20 million for the years ended December 31, 2015 and 2014, respectively.  The increase in the provision for income taxes was primarily driven by increased profits in certain jurisdictions in which we operate (primarily Saudi Arabia and Australia).  In addition, we were able to utilize past losses in certain jurisdictions which were previously un-benefited to offset our improving income (primarily Saudi Arabia and Singapore).

Our effective tax rate for 2015 and 2014 was 80% and (54)%, respectively. The rate increase was primarily driven by increased profits in certain jurisdictions in which we operate (mainly Saudi Arabia and Australia), a valuation allowance against losses in tax jurisdictions where we do not expect to receive a tax benefit, and taxes on unremitted earnings in jurisdictions where we do not have plans to indefinitely reinvest such earnings. This resulted in an increase in our overall effective tax rate. See Note 15, Income Taxes, to the accompanying Consolidated Financial Statements for the rate reconciliation table.

Losses from investments in unconsolidated affiliates increased by $14 million from an $8 million loss in 2014 to a $22 million loss in 2015, primarily due to increased operating losses on the joint ventures Qingdao McDermott Wuchuan Offshore, io Oil & Gas and THHE Fabricators Sdn. Bhd.

Net Income Attributable to Non-controlling Interest—Net income attributable to noncontrolling interests was $9 million and $11 million for 2015 and 2014, respectively.  The decrease was primarily due to our acquisition of our partner’s interest in our North Ocean joint venture related to the NO 102, partially offset by increased income from two of our consolidated affiliates.

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

Liquidity and Capital Resources

General

Our primary ongoing sources of liquidity are cash flows generated from operations and cash and cash equivalents on hand. We regularly review our sources and uses of funds and may access capital markets to increase our liquidity position or to refinance our existing debt. We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash on hand, cash from operating activities, proceeds from the issuance of debt, or a combination thereof.

Management believes, based on our current financial condition and existing and expected backlog, that our cash flows from operations and the sources of liquidity and capital resources described below will be sufficient to fund our liquidity requirements for at least the next twelve months.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2016, we had $612 million of cash and cash equivalents and restricted cash compared to $782 million as of December 31, 2015. At December 31, 2016, we had $75 million of cash in jurisdictions outside the U.S., principally in Indonesia, Malaysia, Mauritius, the United Arab Emirates, Mexico and Qatar. Approximately 4% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us.

As of December 31, 2016, we had restricted cash and cash equivalents totaling $16 million, compared to $117 million as of December 31, 2015. The amounts as of December 31, 2016 and 2015 include $16 million and $102 million, respectively, of cash collateral for letters of credit that generally may be replaced with letters of credit under the LC Facility.

Cash Flow Activities

Operating activities―Net cash provided by operating activities in 2016, 2015 and 2014 was $178 million, $55 million and $7 million, respectively.

The cash provided by operating activities primarily reflected our net income (loss), adjusted for non-cash items and changes in components of our working capital—accounts receivable, contracts in progress net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on backlog as we complete certain phases of the project.

We believe our anticipated future operating cash flow, capacity under our credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs in the foreseeable future.

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

Investing activities―Our net cash used in investing activities was $231 million, $96 million and $245 million in 2016, 2015 and 2014, respectively.

Cash used in 2016 primarily related to the construction of the Deepwater Lay Vessel 2000 (“DLV 2000”), and was incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

The change in cash used in investing activities in 2015 compared to 2014 was primarily due to lower capital expenditures. A lower level of capital spending in 2015 compared to 2014 was primarily due to the delay in completion of our DLV 2000, resulting from deferrals of milestone payments, and lower payments in 2015 for our CSV 108 vessel, which was completed and put in service in the first quarter of 2015.

Proceeds from disposition of assets provided cash of $2 million, $11 million and $72 million in 2016, 2015 and 2014, respectively.

Financing activities―Our net cash used in financing activities was $116 million and $28 million in 2016 and 2015, respectively, and net cash provided by financing activities in 2014 was $951 million.

Net cash used in 2016 was primarily attributable to the prepayment of $75 million under the Term Loan discussed in Note 10, Debt, to the accompanying Consolidated Financial Statements, and $16 million and $8 million of repayments related to the Amortizing Notes comprising part of TEUs described below under “Credit Agreement and Debt” and NO 105 construction financing, respectively.

Net cash used in 2015 was primarily attributable to $15 million and $8 million of repayments related to the Amortizing Notes and NO 105 construction financing, respectively.

Net cash provided by financing activities in 2014 was primarily attributable to the financing transactions completed in April 2014, as discussed in Note 10, Debt, to the accompanying Consolidated Financial Statements. Cash provided was partially offset by:

•

our exercise, in October 2014, of our option to purchase the interest of our joint venture partner, Oceanteam Shipping ASA, in the NO 102 vessel-owning entities, at a net cost of approximately $33 million. We completed the acquisition of the additional interest in December 2014; and

•	a $6 million distribution to noncontrolling interests.

Credit Agreement and Debt

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

In October 2015, we entered into an amendment which amended the Credit Agreement primarily to increase the existing LC Facility from $400 million to $520 million.

In February 2016, we entered into a second amendment to the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

On April 18, 2016, we entered into another amendment to the Credit Agreement, which, among other things:

•	replaced the existing EBITDA covenant with new ratios as follows:
•	a minimum fixed charge coverage ratio (as defined in the amendment) of 1.15x for the fiscal quarter ended March 31, 2016 and each fiscal quarter thereafter;
•

a maximum total leverage ratio (as defined in the amendment) of 4.5x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through June 30, 2017, 4.0x for the fiscal quarters ending September 30, 2017 and December 31, 2017, and 3.5x for each fiscal quarter thereafter; and

•

a maximum secured leverage ratio (as defined in the amendment) of 2.0x for the fiscal quarter ended March 31, 2016 and each subsequent fiscal quarter through December 31, 2017, and 1.5x for each fiscal quarter thereafter;

•

amended the maximum capital expenditure covenant to limit capital expenditures in 2016 and thereafter to $250 million each fiscal year, with any prior fiscal year unused capital expenditures up to $125 million able to be carried forward and added to the next year’s capital expenditure capacity, for a total of $375 million;

•	extended the maturity date of the LC Facility commitments;
•	changed the existing letter of credit capacity to $450 million;
•	extended the deadline for mortgaging the DLV 2000 to one year after taking delivery thereof, and gave McDermott the option to consider potential financing options for the DLV 2000 during that period;
•	increased the basket for purchase money indebtedness to $150 million;
•	modified the covenant limiting acquisitions to permit up to $150 million of acquisitions; and
•	modified the covenant limiting the prepayment or purchase of junior priority debt to permit up to $100 million of such prepayments or purchases.

On May 12, 2016, we entered into a further amendment to the Credit Agreement which, among other things, increased the applicable margin payable on the Term Loan by 3.0% per annum and requires that the net cash proceeds of any sale (including a sale and leaseback) of the DLV 2000 be applied as a mandatory prepayment of the Term Loan.

On May 13, 2016, we prepaid $75 million of the Term Loan and satisfied the other conditions to the “effective date” set forth in the last amendment.

As of December 31, 2016, we were in compliance with our financial covenants, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.36x
Maximum total leverage ratio	4.5x	2.36x
Maximum secured leverage ratio	2x	0.73x

Calculation of ratios under the Credit Agreement, as amended, requires us to compute consolidated earnings before interest, taxes, depreciation and amortization, as adjusted (“Covenant EBITDA”). Covenant EBITDA is not a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with U.S GAAP.  Covenant EBITDA has a specific definition per the Credit Agreement and will differ in the method of calculation from similarly titled measures used by other companies. The following reconciliation shows the calculation of Covenant EBITDA based on net income (loss) for each of the periods presented:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$(0.5)	$16.1	$20.7	$(2.2)
Adjustments:
Interest Expense (including interest capitalized)	18.3	18.0	13.2	11.6
Tax expense	(13.2)	16.0	19.8	19.3
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	24.8	26.7	23.4	23.4
Other items:
Equity (income) loss	1.2	(1.5)	(0.1)	4.5
(Gain) loss on assets disposal	0.1	(0.6)	(0.4)	-
Impairment loss	10.9	11.8	-	32.3
Restructuring - other expense	0.6	1.8	2.5	6.4
Pension (benefit) expense	(5.1)	0.2	0.3	0.3
Others	12.2	8.3	10.0	5.2
Total adjustments	$49.8	$80.7	$68.7	$103.0

Calculated Covenant EBITDA attributable to McDermott International, Inc.	$49.3	$96.8	$89.4	$100.8

Calculated Covenant EBITDA attributable to McDermott International, Inc. - Cumulative/TTM	$336.3

As of December 31, 2016 we had $442 million of outstanding letters of credit issued under the LC Facility and $753 million of total debt, including current maturities, net of debt issuance costs of $14 million. In addition, as of December 31, 2016 we had $359 million of outstanding bank guarantees issued under uncommitted lines of credit and $79 million of surety bonds issued under general agreements of indemnity.

See Note 10, Debt, to the accompanying Consolidated Financial Statements for additional information related to our credit facilities and other indebtness.

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

Capital expenditures for 2016, 2015 and 2014 were $228 million, $103 million and $321 million, respectively, discussed below:

•

2016 capital expenditures were primarily attributable to the construction of the DLV 2000, and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

•	2015 capital expenditures were primarily attributable to the construction of the DLV 2000, as well as costs associated with upgrading the capabilities of other marine vessels.
•

2014 capital expenditures were primarily attributable to construction of the CSV 108, development of our Altamira, Mexico fabrication yard, and certain upgrades and equipment expenditures associated with other vessels in our marine fleet.  The CSV 108 was substantially complete at December 31, 2014, and the vessel was put into service in February 2015.

Contractual Obligations

In the table below, we set forth our contractual and other obligations as of December 31, 2016. Certain amounts included in this table are based on some estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual and other obligations we will actually pay in future periods may vary from those reflected in the table because some estimates and assumptions are subjective.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt and capital lease obligations[1]	$766,093	$49,820	$216,273	$500,000	$-
Estimated interest payments[2]	225,891	59,908	145,983	20,000	-
Operating leases[3]	226,680	27,864	61,469	14,425	122,922
Purchase obligations	31,522	23,849	7,673	-	-

(1)	Amounts represent the expected cash payments for the principal amounts related to our debt, including capital lease obligations. Amounts do not include any deferred issuance costs and interest.
(2)	Amounts represent the expected cash payments for interest on our long-term debt and capital lease obligations.
(3)	Amounts represent future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more.

We have recorded a $61 million liability as of December 31, 2016 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contingent commitments	$895,286	$455,228	$314,475	$-	$125,583

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

Use of Estimates―We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a variety of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2016, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. See Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements.

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

We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period, when those estimates are revised. External factors such as weather, customer requirements, timely availability of materials, productivity, and other factors outside of our control may affect the progress and estimated cost of a project’s completion which could materially impact the timing and amount of our revenue and income recognition. See Note 1, Basis of Presentation and Significant Accounting Policies, and Note 2, Revenue Recognition, to the accompanying Consolidated Financial Statements for further information.

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

Pension and Postretirement Benefit Plans—We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets adjusted for the current period actuarial gains and losses. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our investment consultant, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market value of our plan assets. The expected long-term rate of return is based on the expected return of the various asset classes held in the plan, weighted by the target allocation of the plan’s assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions annually based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plan.

	Effect on
	Pretax Pension Expense in 2016	Pension Benefit Obligation at December 31, 2016
	(In Millions)
25-basis-point change in discount rate	$13	$13
25-basis-point change in expected long-term rate of return	1	-

See Note 11, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements included in this Annual Report for information on our pension plans.

Impairment—We review our tangible long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If an evaluation is required, the fair value of each applicable asset is compared to its carrying value. Factors that impact our determination of potential impairment include forecasted utilization of equipment and estimates of forecasted cash flows from projects expected to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

Deferred Taxes—We believe that our deferred tax assets recorded as of December 31, 2016 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 15, Income Taxes, to the accompanying Consolidated Financial Statements for information on our deferred taxes.

Accounting and Reporting Changes

For a discussion of the potential impact of new accounting pronouncements on our Consolidated Financial Statements, see Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements.

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

We have exposure to changes in interest rates under the Term Loan.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, and Note 10, Debt, to the accompanying Consolidated Financial Statements. As of December 31, 2016, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Interest Rate Sensitivity

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

At December 31, 2016:								Fair Value at
	Years Ending December 31,							December 31,
(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total	2016
Long-term Debt — fixed rate	$46,820	$427	$1,346	$-	$500,000	$-	$548,593	$557,125
Average Interest Rate	7.91%	8.00%	8.00%	8.00%	8.00%
Long-term Debt — floating rate	3,000	3,000	211,500	-	-	-	217,500	219,947
Average Interest Rate	8.79%	9.26%	9.54%

The impact of a hypothetical 10% change in interest rates as of December 31, 2016 would be approximately $4 million of interest charges.

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2016 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase or Sell Foreign Currencies in U.S. Dollars (In thousands)

Foreign Currency	Year Ending December 31, 2017	Fair Value at December 31, 2016	Average Contractual Exchange Rate
Australian Dollar	$128,582	$(3,568)	0.7465
Brazilian real	4,000	(283)	3.4855
Danish Krone	4,080	53	7.1105
Euros	107,798	(2,740)	1.0925
Indian Rupee	15,287	243	70.4238
Norwegian Kroner	45,249	716	8.4936
Pound Sterling	18,359	(1,062)	1.3187
Singapore Dollar	623	(11)	1.4220
Swiss Franc	6,947	(78)	0.9908

Foreign Currency	Year Ending December 31, 2018	Fair Value at December 31, 2016	Average Contractual Exchange Rate
Pound Sterling	$826	$(4)	1.2561

A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollars as of December 31, 2016 would result in a $28 million, pre-tax, loss.

Foreign currency loss, net in our Consolidated Statements of Operations in 2016 was $6 million and was under $1 million in 2015. For 2014, gain on foreign currency reported in our Consolidated Statements of Operations was $7 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 21, 2017

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share amounts)
Revenues	$2,635,983	$3,070,275	$2,300,889

Costs and Expenses:
Cost of operations	2,249,616	2,691,284	2,113,013
Selling, general and administrative expenses	178,752	217,239	208,564
Impairment loss (recovery)	54,958	6,808	(9,002)
Loss (gain) on asset disposals	(859)	1,443	(46,201)
Restructuring expenses	11,263	40,819	18,113
Total costs and expenses	2,493,730	2,957,593	2,284,487

Operating income	142,253	112,682	16,402

Other income (expense):
Interest expense, net	(58,871)	(50,058)	(60,877)
Gain (loss) on foreign currency, net	(5,556)	(464)	7,234
Other income (expense), net	4,489	2,450	(232)
Total other expense	(59,938)	(48,072)	(53,875)

Income (loss) before provision for income taxes	82,315	64,610	(37,473)

Provision for income taxes	41,926	51,963	20,073

Income (loss) before loss from Investments in Unconsolidated Affiliates	40,389	12,647	(57,546)

Loss from Investments in Unconsolidated Affiliates	(4,090)	(21,486)	(7,848)

Net income (loss)	36,299	(8,839)	(65,394)

Less: Net income attributable to noncontrolling interest	2,182	9,144	10,600

Net income (loss) attributable to McDermott International, Inc.	$34,117	$(17,983)	$(75,994)

Net income (loss) per share
Net income (loss) attributable to McDermott International, Inc.:
Basic	$0.14	$(0.08)	$(0.32)
Diluted	$0.12	$(0.08)	$(0.32)

Shares used in the computation of net income (loss) per share:
Basic	240,359,363	238,240,763	237,229,086
Diluted	284,184,239	238,240,763	237,229,086

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$36,299	$(8,839)	$(65,394)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	22	6	3
Gain (loss) on derivatives	39,148	18,480	(37,537)
Foreign currency translation	(12,157)	(14,713)	(12,653)
Other comprehensive income (loss), net of tax	27,013	3,773	(50,187)
Total comprehensive income (loss)	63,312	(5,066)	(115,581)
Less: Comprehensive income attributable to non-controlling interests	2,135	9,064	10,511
Comprehensive income (loss) attributable to McDermott International, Inc.	$61,177	$(14,130)	$(126,092)

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$595,921	$664,844
Restricted cash and cash equivalents	16,412	116,801
Accounts receivable—trade, net	334,384	208,474
Accounts receivable—other	36,929	66,689
Contracts in progress	319,138	435,829
Other current assets	29,599	34,641
Total current assets	1,332,383	1,527,278
Property, plant and equipment	2,586,179	2,467,352
Less accumulated depreciation	(898,878)	(856,493)
Property, plant and equipment, net	1,687,301	1,610,859
Accounts receivable—long-term retainages	127,193	155,061
Investments in Unconsolidated Affiliates	17,023	26,551
Deferred income taxes	21,116	18,822
Other assets	37,214	48,505
Total assets	$3,222,230	$3,387,076

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$48,125	$24,882
Accounts payable	173,203	279,821
Accrued liabilities	277,584	330,943
Advance billings on contracts	192,486	164,773
Income taxes payable	17,945	23,787
Total current liabilities	709,343	824,206
Long-term debt	704,395	819,001
Self-insurance	16,980	18,653
Pension liabilities	19,471	24,066
Non-current income taxes	60,870	52,559
Other liabilities	115,703	101,870
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 249,690,281 and 246,841,128 shares, respectively	249,690	246,841
Capital in excess of par value (including prepaid common stock purchase contracts)	1,695,119	1,687,059
Accumulated deficit	(226,767)	(260,884)
Accumulated other comprehensive loss	(66,895)	(93,955)
Treasury stock, at cost: 8,302,004 and 7,824,204 shares, respectively	(94,957)	(92,262)
Stockholders' Equity—McDermott International, Inc.	1,556,190	1,486,799
Noncontrolling interest	39,278	59,922
Total equity	1,595,468	1,546,721
Total liabilities and equity	$3,222,230	$3,387,076

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$36,299	$(8,839)	$(65,394)
Non-cash items included in net income (loss):
Depreciation and amortization	89,882	100,334	93,185
Drydock amortization	12,795	17,947	19,719
Impairment loss (recovery)	54,958	6,808	(9,002)
Stock-based compensation charges	22,680	16,593	18,565
Loss from investments in Unconsolidated Affiliates	4,090	21,486	7,848
(Gain) loss on foreign currency, net	(5,984)	6,238	(10,310)
Restructuring expense (gain)	(1,350)	7,473	(2,310)
Loss (gain) on asset disposals	(859)	1,443	(46,201)
Deferred income taxes	(2,695)	3,525	891
Pension (gain) expense	(3,228)	19,821	(4,291)
Debt issuance cost amortization	13,141	12,767	22,915
Other non-cash items	(5,392)	1,269	686
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(89,776)	(82,697)	166,385
Contracts in progress, net of Advance billings on contracts	144,412	(113,338)	(10,695)
Accounts payable	(101,845)	78,646	(154,439)
Accrued and other current liabilities	(37,064)	(33,969)	(2,801)
Pension liability	(1,684)	(1,506)	(1,861)
Income taxes	2,469	1,778	(4,668)
Other assets and liabilities, net	47,330	(507)	(11,262)
Total cash provided by operating activities	178,179	55,272	6,960

Cash flows from investing activities:
Purchases of property, plant and equipment	(228,079)	(102,851)	(321,187)
Investments in unconsolidated affiliates	(5,093)	(7,038)	(2,420)
Proceeds from asset dispositions	2,366	10,724	71,961
Sales and maturities of available-for-sale securities	-	3,176	12,978
Purchases of available-for-sale securities	-	-	(3,695)
Other investing activities	-	417	(2,706)
Total cash used in investing activities	(230,806)	(95,572)	(245,069)

Cash flows from financing activities:
Repayment of debt	(103,020)	(26,938)	(298,534)
Proceeds from debt	-	-	1,328,875
Repurchase of common stock	(4,022)	(1,720)	(1,707)
Payment of debt issuance costs	(8,730)	(170)	(39,112)
Distributions to noncontrolling interests	-	-	(6,352)
Issuance of common stock	-	682	327
Acquisition of noncontrolling interest	-	(24)	(32,943)
Total cash provided by (used in) financing activities	(115,772)	(28,170)	950,554

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(913)	(2,779)	(1,905)
Net increase (decrease) in cash, cash equivalents and restricted cash	(169,312)	(71,249)	710,540
Cash, cash equivalents and restricted cash at beginning of year	781,645	852,894	142,354
Cash, cash equivalents and restricted cash at end of year	$612,333	$781,645	$852,894

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net of refunds	$37,710	$40,560	$26,661
Cash paid for interest, net of amounts capitalized	46,693	40,690	28,390
Supplemental Disclosure of Noncash Investing Activities:
Non-cash purchase (sale) of investments in unconsolidated affiliates	(12,377)	2,396	-
Capital lease	-	-	3,407
Supplemental Disclosure of Noncash Financing Activities:
Note payable in connection with noncontrolling interest distribution	5,000	-	-
Non-cash acquisition of noncontrolling interest	17,779	-	11,136

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common	Capital in Excess		Accumulated Other			Noncontrolling
	Stock Par Value	of Par Value	Accumulated Deficit	Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2014	$244,271	$1,414,457	$(163,578)	$(47,710)	$(97,926)	$1,349,514	$90,830	$1,440,344
Net income (loss)	-	-	(75,994)	-	-	(75,994)	10,600	(65,394)
Other comprehensive loss, net of tax	-	-	-	(50,098)	-	(50,098)	(89)	(50,187)
Common stock issued	939	(612)	-	-	-	327	-	327
Issuance of tangible equity units	-	240,044	-	-	-	240,044	-	240,044
Stock-based compensation charges	-	13,324	-	-	3,192	16,516	-	16,516
Purchase of shares from NCI	-	11,136	-	-	-	11,136	(44,079)	(32,943)
Purchase of treasury shares	-	-	-	-	(1,707)	(1,707)	-	(1,707)
Sales of subsidiary shares to NCI	-	(1,534)	-	-	-	(1,534)	-	(1,534)
Distributions to NCI	-	-	-	-	-	-	(6,352)	(6,352)
Balance at December 31, 2014	245,210	1,676,815	(239,572)	(97,808)	(96,441)	1,488,204	50,910	1,539,114
Net income (loss)	-	-	(17,983)	-	-	(17,983)	9,144	(8,839)
Other comprehensive income (loss), net of tax	-	-	-	3,853	-	3,853	(80)	3,773
Common stock issued	1,673	(8,750)	(3,329)	-	11,085	679	-	679
Stock-based compensation charges	-	20,753	-	-	(5,359)	15,394	-	15,394
Purchase of treasury shares	-	-	-	-	(1,720)	(1,720)	-	(1,720)
Retirement of common stock	(42)	(131)	-	-	173	-	-	-
Other	-	(1,628)	-	-	-	(1,628)	(52)	(1,680)
Balance at December 31, 2015	246,841	1,687,059	(260,884)	(93,955)	(92,262)	1,486,799	59,922	1,546,721
Net income	-	-	34,117	-	-	34,117	2,182	36,299
Other comprehensive income (loss), net of tax	-	-	-	27,060	-	27,060	(47)	27,013
Common stock issued	3,305	(3,305)	-	-	-	-	-	-
Stock-based compensation charges	-	11,639	-	-	-	11,639	-	11,639
Purchase of treasury shares	-	-	-	-	(4,022)	(4,022)	-	(4,022)
Retirement of common stock	(456)	(871)	-	-	1,327	-	-	-
Distributions to NCI	-	-	-	-	-	-	(5,000)	(5,000)
Purchase of shares from NCI	-	597	-	-	-	597	(17,779)	(17,182)
Balance at December 31, 2016	$249,690	$1,695,119	$(226,767)	$(66,895)	$(94,957)	$1,556,190	$39,278	$1,595,468

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MDR”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”), and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across Americas, Europe, Africa, the Middle East, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these Notes to our Consolidated Financial Statements, unless the context otherwise indicates, “we,” “us” and “our” mean MDR and its consolidated subsidiaries.

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

Business Segments

We report financial results under three reporting segments consisting of (1) Americas, Europe, and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”).  We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our operating segments.  For financial information about our segments, see Note 19, Segment Reporting.

Revenue Recognition

Contracts―We determine the appropriate accounting treatment for each of our contracts with customers before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the activity involved. We include the amount of accumulated contract costs and estimated earnings that exceed billings to customers in Contracts in Progress. We include billings to customers that exceed accumulated contract costs and estimated earnings in Advance Billings on Contracts. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. Certain costs are generally excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and third-party subcontractors. On certain projects, we may purchase a significant portion of the materials or incur third-party subcontractor costs, recognized as project costs, either upfront or during other phases of contract execution. Therefore, we believe exclusion of the costs for such materials and subcontractors provides a better measure of actual progress toward completion, particularly in the early stages of contracts, as inclusion of these costs could overstate the progress of projects. We believe that our approach more closely aligns with the actual, physical progress of our contracts.

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

Revenues and gross profit on contracts can be significantly affected by change orders that may not be approved by the customer until the later stages of a contract or subsequent to the date a project is completed. If it is not probable the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. For certain contracts where it is probable the costs will be recovered through a change order, total estimated contract revenue is increased by the lesser of the amounts management expects to recover and the costs expected to be incurred.

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

Completed Contract Method―Under the completed contract method, revenue and gross profit is recognized only when a contract is complete or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project we could lose the ability to forecast costs to complete adequately based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. In last three years, we did not enter into any contracts that we accounted for under the completed contract method.

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

See Note 2, Revenue Recognition, for discussion on Revenue.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Those estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2016, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in litigation and other proceedings, as discussed in Note 18, Commitments and Contingencies. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Stock-Based Compensation

Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price. See Note 14, Stock-Based Compensation, for additional information.

Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. A majority of our restricted cash and cash equivalents serves as collateral for outstanding letters of credit, as further discussed in Note 10, Debt.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in total cash provided by operating activities in the Consolidated Statements of Cash Flows.

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

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost. Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over the estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. We do not depreciate property, plant and equipment classified as held for sale.

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

We capitalize drydocking costs in other current assets and other assets when incurred and amortize the costs over the period of time between two drydock periods, which is generally five years.  We expense the costs of other maintenance, repairs and renewals, which do not materially prolong useful life of an asset, as we incur them.

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

We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced other-than-temporary decline in value.  When evidence of loss in value has occurred, we compare the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred.  If the estimated fair value is less than the carrying value and our management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment.

Derivative Financial Instruments

Our worldwide operations give rise to exposure to changes in certain market conditions, which may adversely impact our financial performance. When we deem it appropriate, we use derivatives as a risk management tool to mitigate the potential impacts of certain market risks. The primary market risk we manage through the use of derivative instruments is movement in foreign currency exchange rates. We use foreign currency derivative contracts to reduce the impact of changes in foreign currency exchange rates on our operating results. We use these instruments to hedge our exposure associated with revenues, costs (or both) on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

In certain cases, contracts with our customers contain provisions under which some payments from our customers are denominated in U.S. Dollars and other payments are denominated in a foreign currency. In general, the payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, are adjusted to fair value, and such changes are reflected through our results of operations. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 12, Derivative Financial Instruments for additional information.

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivables and accounts payable approximate their fair values due to the short maturity of those instruments. See Note 13, Fair Value Measurements, for additional information.

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

Pension costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, offset by expected return on plan assets.

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

We believe that our deferred tax assets recorded as of December 31, 2016 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of net operating loss carryforwards.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 15, Income Taxes, for additional disclosures.

Classification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Our Consolidated Financial Statements previously reported income and loss from investment in unconsolidated affiliates as components of operating income. In the first quarter of 2016, we concluded that classification of loss from investments in unconsolidated affiliates after provision for income tax better reflected how the operations of our unconsolidated affiliates relate to our business as a whole. Previously reported financial statements have been adjusted to reflect this change.

Recently Issued and Adopted Accounting Guidance

Statement of Cash Flows—In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.  This ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We adopted this ASU in the fourth quarter of 2016. As a result, our Consolidated Statement of Cash Flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents.  All comparative periods presented have been revised to reflect this change. See Note 5, Cash, Cash Equivalents and Restricted Cash for a reconciliation of the totals in Consolidated Statements of Cash Flows and in the Consolidated Balance Sheets.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how entities should classify certain cash receipts and cash payments in their statements of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We adopted this ASU in the third quarter of 2016. Our retrospective adoption did not have a material impact on the presentation of our Consolidated Financial Statements.

Consolidation—In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control.  This ASU amends the primary beneficiary assessment under ASC 810, requiring that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis.  This ASU is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We adopted this ASU in the fourth quarter of 2016. Our adoption did not have a material impact on the accompanying Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends and changes the consolidation analysis previously required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities or voting interest entities; affects the analysis performed by reporting entities regarding variable interest entities, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds.

The amendments in ASUs 2015-16 and 2015-02 became effective for annual and interim periods beginning after December 15, 2015. Early adoption was permitted. We adopted these ASUs in the first quarter of 2016. Our adoption of these ASUs did not have a material impact on the accompanying Consolidated Financial Statements.

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

The amendments in ASU 2016-06 and 2016-05 are effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted these ASUs in the fourth quarter of 2016. Our adoption of those ASUs did not have a material impact on the accompanying Consolidated Financial Statements.

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

Accounting Guidance Issued But Not Adopted as of December 31, 2016

Income Taxes—In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The ASU is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted.  The application of this amendment is not expected to have a material impact on our future Consolidated Financial Statements and related disclosures.

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

Revenue from Contracts with Customers (Topic 606)—In May 2014, the FASB issued a new standard related to revenue recognition which supersedes most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, reporting gross versus net revenue and narrow-scope improvements and practical expedients.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective application”).

We are currently assessing the impact of this ASU and the amendments on our future Consolidated Financial Statements and related disclosures. Adoption may affect the manner in which the company determines the unit of account for its projects and estimates revenue associated with unapproved change orders and claims. We intend to adopt the new standard on January 1, 2018 (the “initial application” date):

•	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment as of the date of adoption;
•	applying the new standard only to those contracts that are in process at the date of initial application; and
•	disclosing the impact of the new standard on our 2018 Consolidated Financial Statements.

This standard could have a significant impact on our Consolidated Financial Statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

Contract Types

We execute our contracts using a variety of pricing methods, including fixed-price, unit-basis, cost-plus, or some combination of those methods, with fixed-price being the most prevalent.  The percentage of our revenues by contract type for each of the years ended December 31 was as follows:

	2016	2015	2014
Fixed-price	92%	93%	87%
Unit-basis and other	8	7	13
	100%	100%	100%

Unapproved Change Orders

As of December 31, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $119 million, of which approximately $15 million was included in backlog. As of December 31, 2015, total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $21 million was included in backlog.

Claims Revenue

The amount of revenues included in our estimates at completion (i.e., contract values) associated with such claims was $10 million as of December 31, 2016 and 2015, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue in their 2016, 2015 and 2014 financial results.

None of the claims included in our estimates at completion at December 31, 2016 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

As of December 31, 2016, we have provided for our estimated costs to complete for all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in cost of operations in the Consolidated Statements of Operations.

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. The provision for estimated losses on all active uncompleted projects is a component of "Advance billings on contracts" in our Consolidated Balance Sheets.

As of December 31, 2016, KJO Hout, an active EPCI project in our MEA segment, was in an $8 million loss position and is expected to be complete in the second quarter of 2017.

As of December 31, 2015, two significant active projects in our AEA segment were in loss positions. PB Litoral, an EPCI project, in Mexico, which was completed in the first quarter of 2016, and the five-year Agile vessel charter project in Brazil which was terminated in the second quarter of 2016.

The provision for estimated losses on all active uncompleted projects in our Consolidated Balance Sheets as of December 31, 2016 was not material and was $22 million as of December 31, 2015.

NOTE 3—USE OF ESTIMATES

The following is a discussion of our most significant changes in estimates, which impacted 2016, 2015 and 2014 operating income.

Year ended December 31, 2016

Operating income for 2016 was impacted by net favorable changes in cost estimates totaling approximately $91 million.

AEA—The segment was positively impacted by net favorable changes in estimates aggregating approximately $38 million, primarily due to:

•	successful execution and close-out improvements on the PB Litoral, Chevron Jack St Malo, EOG Sercan and Exxon Julia Subsea Tieback projects; and
•	productivity improvements and associated cost savings related to the DB 50 and the NO 102 marine campaigns undertaken in the Gulf of Mexico.

Included in the change was a reversal of a $7 million provision for liquidated damages, due to an agreed additional extension of the PB Litoral project completion date.

Those changes were partially offset by net unfavorable changes on multiple projects, none of which were individually material.

MEA—The segment was positively impacted by net favorable changes in estimates aggregating approximately $38 million, primarily due to productivity improvements and associated cost savings related to the DB 27 and the Intermac 406, both associated with Saudi Aramco projects, due to effective execution.

Those favorable changes in estimates were partially offset by:

•	marine equipment downtime due to unfavorable weather conditions on a project in Qatar; and
•

a change in estimate at completion on the KJO Hout project, in the Neutral Zone, due to changes to our execution plan and increased costs associated with DB 27 vessel and subcontractor standby time, primarily due to work permit delays. This project is in an $8 million loss position and is expected to be complete in the second quarter of 2017.

ASA―The segment was positively impacted by net favorable changes in estimates aggregating approximately $15 million, primarily driven by:

•	efficient project execution including productivity improvements on our marine vessels and associated cost savings, and improved fabrication facility utilization;
•	favorable settlements with our vendors and sub-contractors; and
•	favorable agreements on outstanding change orders on active and completed projects.

Those net favorable changes were partially offset by a $31 million increase in our estimated costs at completion, as of December 31, 2016, on our Ichthys project in Australia. During January 2017, we identified a failure in supplier-provided subsea-pipe connector components previously installed on this project. As a result, we have determined our estimated costs at completion for the project, as a whole, will increase by $34 million primarily due to: (1) offshore costs attributable to replacement of those failed components; (2) changes to our execution plan; and (3) incremental mobilization costs and costs attributable to inefficiencies of executing work out-of-sequence as a result of the revised execution plan. Due to uncertainties in the estimation process, we believe it is reasonably possible the completion costs could be further revised in the near term by an additional $10 million. Although this project could recognize these additional costs in 2017, we expect the project to remain in an overall profitable position.

Year ended December 31, 2015

Operating income for 2015 was impacted by net favorable changes in cost estimates totaling approximately $53 million.

AEA―The segment had net favorable changes in estimates aggregating approximately $10 million, primarily due to:

•	the extension of the PB Litoral project completion date, which resulted in a $12 million reversal of liquidated damages;
•	the Agile charter project, which provided $11 million of favorable changes due to (1) productivity improvements and (2) our cost reduction initiatives;

Those changes were partly offset by a $17 million charge associated with a legal settlement. Other projects experienced net favorable changes in estimate of $4 million, which individually were not material.

MEA―The segment had net favorable changes in estimates aggregating approximately $20 million primarily due to:

•

two Saudi Aramco projects were positively impacted by an aggregate $24 million related to: (1) productivity improvements and associated cost savings on the Intermac 406 vessel, which was working on the Abu Ali cable-lay project; and (2) offshore installation-related cost savings as well as reimbursement for standby cost incurred on the Manifa project; and

•

the KJO Hout project in the Neutral Zone was positively impacted by $9 million due to a favorable discussion with the customer on reimbursement for vessel downtime and cost savings resulting from customer-approved design optimization;

Those net favorable changes were partly offset by a $20 million change in estimate to complete on the ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work. Other projects experienced net positive changes in estimate of $7 million, which individually were not material.

ASA―The segment had net favorable changes in estimates aggregating approximately $23 million primarily due to:

•	positive impact of $5 million benefit on the Ichthys project, due to project execution cost savings;
•	net positive changes in estimates of $4 million on the Gorgon MRU project due to close out improvements; and
•	net positive changes in estimate of $14 million on other multiple projects, which individually were not material.

Year ended December 31, 2014

Operating income for 2014 was impacted by changes in estimates relating to projects in each of our segments.

AEA―The segment was negatively impacted by net unfavorable changes in estimates aggregating $37 million associated with the following:

•

on the PB Litoral project, an EPCI project in Mexico, we increased our estimated cost to complete by approximately $69 million, due to liquidated damages and extended project management costs arising from unexpected project delays and projected fabrication cost increases reflecting reduced productivity, and execution plan changes to mitigate further project delays, as well as procurement and marine installation cost increases;

•

on the Jack St. Malo subsea project in the Gulf of Mexico, we increased our estimated cost to complete by approximately $6 million, primarily due to equipment downtime issues on the NO 102, our primary vessel working on the project, partially offset by project close-out savings on marine spread costs and increased cost recovery estimates based on positive developments from the ongoing negotiations with the customer. This project, which was in a loss position, was completed in 2014; and

•

on a fabrication project in Morgan City, the BG Comp Module, completed during 2013, we reduced our cost recovery estimates by approximately $8 million, mainly based on an agreement in principle with the customer in 2014, which resulted in lower-than-anticipated recoveries.

Those negative impacts were partially offset by $40 million of project close-out improvements on the Papa Terra EPCI project in Brazil, which resulted from marine cost reductions upon completion of activities and increased recoveries due to successful developments from the ongoing approval process for additional weather-related compensation.

We also recognized $5 million of cost reductions on the Gulfstar marine installation project in the Gulf of Mexico, primarily due to project close-out improvements.

MEA―The segment was negatively impacted by net unfavorable changes aggregating about $4 million, primarily attributable to changes on the following:

•

Safaniya Phase-2, a Saudi Aramco EPCI project, we increased our estimated cost at completion by approximately $23 million, net.  Increases of $43 million were primarily a result of vessel downtime due to weather and standby delays, and were partially offset by increased cost recovery estimates of approximately $20 million based on positive discussions with the customer during the fourth quarter of 2014;

•

Safaniya Phase-1, another Saudi Aramco project, we increased our estimated cost to complete by $19 million, primarily as a result of increased cost estimates to complete the onshore scope. Although the project recognized a loss in 2013, it remains in an overall profitable position and is substantially complete; and

•

the KJO Ratawi project, we increased our estimated costs to complete by approximately $12 million, to reflect cost overruns related to (1) the onshore work, which was substantially completed in July 2014, and (2) delays in completing the offshore work, due to delayed access to the project site, resulting in a revised execution plan. The revised execution plan included the costs of an incremental mobilization and reflected inefficiencies of executing out-of-sequence work. This project was completed in the third quarter of 2015.

These negative changes were partially offset by approximately $54 million due to increased cost recovery estimates on a completed pipelay project in the Caspian based on positive negotiations with the customer in 2014, in connection with the ongoing project close-out process.

ASA―The segment experienced net favorable changes aggregating approximately $52 million, primarily attributable to changes in estimates on following:

•

changes in estimates on the Siakap subsea development project in Malaysia resulted in an improvement of approximately $34 million in 2014, primarily related to productivity improvements on our marine vessels and offshore support activities, as well as the favorable resolution of cost contingencies relating to offshore performance risks;

•

the BSP Champion marine installation project in Brunei, a reduction in estimated cost to complete due to productivity improvements on marine vessels and offshore support activities resulted in project savings of approximately $12 million;

•	the Dai Hung SURF and Macedon projects, insurance claim collection and final project close-out adjustments resulted in an additional recovery of approximately $10 million in 2014; and
•	completion of Sepat FEED and Esso KTT projects resulted in project close-out savings of approximately $6 million.

These positive changes were partially offset by a negative change in estimate of $11 million on the Ichthys project in Australia, primarily due to lower than expected fabrication productivity, increase in procurement costs as well as an increase in marine costs primarily due to changes in marine asset utilization.

NOTE 4—RESTRUCTURING

In 2014 we completed a major review of our cost structure, and subsequently implemented a plan, which we referred to as the McDermott Profitability Initiative (the “MPI”), to increase our profitability and flexibility through reduced fixed and variable costs. The plan included personnel reductions, centralization of operational activities, other cost reduction initiatives and certain asset impairments. As part of MPI, the previously announced move of our ASA regional headquarters from Singapore to Kuala Lumpur, along with additional sourcing initiatives, is substantially complete.  We completed the MPI restructuring during third quarter of 2016.

We continued our efforts to improve our cost structure by initiating the Additional Overhead Reduction program (“AOR”) during the fourth quarter of 2015. AOR actions, which have included personnel reductions affecting direct operating and selling, general and administrative expenses, were complete as of December 31, 2016.

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

The following table presents restructuring costs incurred in 2016, 2015, 2014 and from inception, by major type of cost and by segment.

	Year ended December 31,				Incurred from inception to
	2016		2015	2014	December 31, 2016
	(In thousands)
Americas Restructuring	$(1,350)	(1)	$2,308	$9,170	$44,194

Corporate Restructuring	-		-	4,940	6,601

MPI
Severance and other personnel-related costs
AEA	-		6,646	-	6,646
MEA	-		856	-	856
ASA	2,590		6,104	-	8,694
Corporate and other	-		1,611	-	1,611
Asset impairment and disposal
ASA	-		7,471	-	7,471
Legal and other advisor fees
Corporate and other	222		7,414	4,003	11,639
Other
AEA	-		692	-	692
ASA	2,436		5,934	-	8,370
Corporate and other	-		983	-	983
Total MPI	5,248		37,711	4,003	46,962
AOR
Severance and other personnel-related costs
AEA	3,833		-	-	3,833
ASA	343		-	-	343
Corporate and other	836		-	-	836
Legal and other advisor fees
Corporate and other	1,968		800	-	2,768
Other
AEA	180		-	-	180
MEA	17		-	-	17
Corporate and other	188		-	-	188
Total AOR	7,365		800	-	8,165

Total	$11,263		$40,819	$18,113	$105,922

By Segment
AEA	$2,663		$9,646	$9,170	$55,545
MEA	17		856	-	873
ASA	5,369		19,509	-	24,878
Corporate and other	3,214		10,808	8,943	24,626
Total	$11,263		$40,819	$18,113	$105,922

(1)

This amount includes reversal of environmental liability established in connection with discontinued utilization of our Morgan City fabrication facility. For further discussion see, Note 18, Commitments and Contingencies.

NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$595,921	$664,844
Restricted cash and cash equivalents	16,412	116,801
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$612,333	$781,645

A majority of our restricted cash balances as of December 31, 2016 and 2015 serves as collateral for letters of credit, as further discussed in Note 10, Debt.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Contract receivables:
Contracts in progress	$245,604	164,898
Completed contracts	40,345	35,702
Retainages	58,431	17,896
Unbilled (1)	4,303	4,303
Less allowances	(14,299)	(14,325)
Accounts receivable—trade, net	$334,384	$208,474

(1)	This amount relates to a project milestone billing for which we are awaiting the customer’s final acceptance certificate. We expect to receive the final acceptance certificate during 2017.

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our credit loss exposure.

The following amounts represent retainages on contracts:

	December 31, 2016	December 31, 2015
	(in thousands)
Retainages expected to be collected within one year	$58,431	$17,896
Retainages expected to be collected after one year	127,193	155,061
Total retainages	$185,624	$172,957

We have included in Accounts receivable—trade, net, retainages expected to be collected in 2017. Of the long-term retainages at December 31, 2016, we expect to collect $121 million in 2018 and $6 million in 2019.

Accounts Receivable—Other

A summary of accounts receivable—other is as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Receivables from unconsolidated affiliates	$13,292	$12,816
Accrued unbilled other	12,075	14,021
Employee receivables	4,730	4,376
Other taxes receivable	2,483	28,743
Other	4,349	6,733
Accounts receivable—other	$36,929	$66,689

Employee receivables are expected to be collected within 12 months, and any allowance for doubtful accounts on our Accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of December 31, 2016 and 2015, no such allowance for doubtful accounts was recorded.

NOTE 7—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Components of contracts in progress and advance billings on contracts is as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Costs incurred less costs of revenue recognized	$119,688	$112,819
Revenues recognized less billings to customers	199,450	323,010
Contracts in Progress	$319,138	$435,829

Billings to customers less revenue recognized	42,637	265,618
Costs incurred less costs of revenue recognized	149,849	(100,845)
Advance Billings on Contracts	$192,486	$164,773

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment by asset category is as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Marine Vessels	$1,789,942	$1,391,556
Construction Equipment	474,128	478,175
Buildings	152,584	155,292
All other	148,805	143,580
Construction in Progress	20,720	298,749
Total Cost	$2,586,179	$2,467,352
Accumulated Depreciation	(898,878)	(856,493)
Net Book Value	$1,687,301	$1,610,859

Interest capitalization―We incurred interest of $75 million, $74 million and $85 million and capitalized $14 million, $23 million and $24 million of interest in 2016, 2015 and 2014, respectively.  The capitalized interest primarily related to vessels under construction in the respective periods – the DLV 2000 and CSV 108.

Depreciation―Our depreciation expense was approximately $90 million, $100 million and $93 million in 2016, 2015 and 2014, respectively.

Asset Sales—During 2014, we completed the sale of the DB16 and the DLB KP1 for aggregate cash proceeds of approximately $25 million, and realized approximately $11 million of associated gains.

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

NOTE 9—EQUITY METHOD INVESTMENTS

Our consolidated net income includes our proportionate share of the net income or loss of our equity method investees.  We do not have any investments accounted for under the equity method that are considered individually material. None of the equity method investees are listed on a stock exchange.

Summarized 100 percent balance sheet information for investments in equity method investees, combined, are set forth below:

	December 31, 2016	December 31, 2015
	(In thousands)
Current Assets	$74,430	$133,171
Noncurrent Assets	124,862	189,536
Total Assets	$199,292	$322,707
Current Liabilities	$91,268	$176,165
Noncurrent Liabilities	86,963	112,162
Total Liabilities	$178,231	$288,327

Summarized 100 percent income statement information for investments in equity method investees, combined, are set forth below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues	$111,847	$107,795	$294,408
Cost of operations	87,335	105,465	275,015
Gross Profit	24,512	2,330	19,393
Net Income (loss)	$(8,609)	$(38,245)	$(28,773)

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of equity method investee, and as such is not included in income taxes in our Consolidated Financial Statements.

During the third quarter of 2016, we exited our investment in THHE Fabricators Sdn. Bhd. and recorded a $12 million decrease in Investments in unconsolidated affiliates and a $5 million gain in Other income (expense), net in our ASA segment. For further discussion see Note 17, Stockholders’ Equity.

NOTE 10—DEBT

As of December 31, 2016 and 2015 the carrying values of our long-term debt obligations, net of unamortized debt issuance costs of $14 million and $20 million, respectively, are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Senior Notes	$493,461	$491,890
Term Loan	212,070	289,979
North Ocean 105 construction financing	31,877	38,263
Amortizing Notes	7,932	21,205
Other, including capital lease obligation	7,180	2,546
	752,520	843,883
Less: Amounts due within one year	48,125	24,882
Total long-term debt	$704,395	$819,001

Maturities of long-term debt during the five years subsequent to December 31, 2016 are as follows:

(in thousands)
2017	$49,820
2018	3,427
2019	212,846
2020	-
2021	500,000
Total Debt	$766,093
Debt Issuance Costs	(13,573)
Total Debt - Net of Issuance Costs	$752,520

In April 2014, we entered into a credit agreement (the “Credit Agreement”), which initially provided for a $400 million first-lien, first-out three-year letter of credit facility (the “LC Facility”), scheduled to mature in 2017, and a $300 million first-lien, second-out five-year term loan (the “Term Loan”), scheduled to mature in 2019. The indebtedness and other obligations under the Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). We also completed the issuance of (a) $500 million of second-lien, seven-year, senior secured notes; and (b) $288 million of tangible equity units (“TEUs”) composed of (1) three-year amortizing, senior unsecured notes, in an aggregate principal amount of $48 million, and (2) prepaid common stock purchase contracts.

In October 2015, we entered into Amendment No. 1 to the Credit Agreement, which amended the Credit Agreement primarily to increase the existing LC Facility from $400 million to $520 million.

In February 2016, we entered into Amendment No. 2 to the Credit Agreement, which amended the Credit Agreement to permit us to add to Covenant EBITDA certain cash restructuring expenses related to the conclusion of MPI or implementation of AOR for the quarters ending on or after March 31, 2016 but before April 16, 2017, in an aggregate amount not to exceed $25 million (as of any date of determination).

On April 18, 2016, we entered into Amendment No. 3 to the Credit Agreement, which, among other things:

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

On May 12, 2016, we entered into Amendment No. 4 to the Credit Agreement which, among other things:

•	increased the applicable margin payable on the Term Loan by 3.0% per annum; and
•	required that the net cash proceeds of any sale (including a sale and leaseback) of the DLV 2000 be applied as a mandatory prepayment of the Term Loan.

On May 13, 2016, McDermott prepaid $75 million of the Term Loan and satisfied the other conditions to the “effective date” set forth in Amendment No. 4.

As of December 31, 2016 we were in compliance with the financial covenants set forth in the Credit Agreement.

LC Facility

As of December 31, 2016 and 2015 the capacity under our LC Facility was $450 million and $520 million, respectively. The aggregate face amount of letters of credit issued under the LC Facility, as of December 31, 2016 and 2015, was $442 million and $384 million, respectively.

The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of December 31, 2016, we had bilateral arrangements to issue cash collateralized letters of credit of $175 million. As of December 31, 2016 and 2015, we had an aggregate face amount of approximately $16 million and $102 million of such letters of credit outstanding supported by cash collateral. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

The LC Facility is secured on a first-lien, first-out basis (with relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all the tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The LC Facility contains various customary affirmative covenants, as well as specific affirmative covenants, including specific reporting requirements and a requirement for ongoing periodic financial reviews by a financial advisor. The LC Facility also requires compliance with various negative covenants, including limitations with respect to the incurrence of other indebtedness and liens, restrictions on acquisitions, capital expenditures and other investments, restrictions on sale leaseback transactions and restrictions on prepayments of other indebtedness.

The LC Facility provides for a commitment fee of 0.50% per year on the unused portion of the LC Facility and letter of credit fees at an annual rate of 2.25% for performance letters of credit and 4.50% for financial letters of credit, as well as customary issuance fees and other fees and expenses.

Term Loan

The Term Loan bears interest at a floating rate, which can be, at our option, either: (1) a LIBOR rate for a specified interest period (subject to a LIBOR “floor” of 1.00%) plus an applicable margin of 7.25%; or (2) an alternate base rate (subject to a base rate “floor” of 2.00%) plus an applicable margin of 6.25%. The Term Loan was incurred with 25 basis points of original issue discount.

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

The Term Loan requires compliance with various customary affirmative and negative covenants. We are required to maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of December 31, 2016, the actual ratio was 6.4 to 1.0.  As of December 31, 2016, we were in compliance with all of the covenants under the Term Loan.

Under the terms of the Credit Agreement we are restricted in our ability to pay junior priority indebtness, which would include dividends to MDR stockholders, to $50 million prior to April 16, 2017 and $150 million after April 16, 2017.

Senior Notes

In April 2014 we issued $500 million in aggregate principal amount of 8.00% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014. The Notes are scheduled to mature on May 1, 2021.

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

Year	Percentage
2017	104%
2018	102
2019 and thereafter	100

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

Tangible Equity Units (“TEUs”)

In April 2014, we issued 11,500,000 6.25% TEUs, each with a stated amount of $25. Each TEU consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that has an initial principal amount of $4.1266 per Amortizing Note and bears interest at a rate of 7.75% per annum and has a final scheduled installment payment date of April 1, 2017.

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240 million.  As of December 31, 2016, the outstanding principal balance of the Amortizing Notes was $9 million, all of which was classified as current notes payable.

Each prepaid common stock purchase contract will automatically settle on April 1, 2017, unless settled earlier: (1) at the holder’s option, upon which we will deliver shares of our common stock, based on the applicable settlement rate and applicable market value of our stock as determined under the purchase contract; or (2) at our option, upon which we will deliver shares of our common stock, based upon the stated maximum settlement rate of 3.5562 shares per Unit, subject to adjustment. Potential dilutive common shares that may be issued for the settlement of the common stock purchase contracts, based on the maximum number of shares issuable per Unit is 40.9 million (i.e., conversion at $7.03 per share). The potential minimum number of shares issuable is 33.4 million (i.e., conversion at $8.61 per share), which represents 2.9030 per Unit. The maximum and minimum settlement rates for the Units are subject to adjustment for certain dilutive events.

North Ocean Financing

NO 105―On September 30, 2010, MDR, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. MDR unconditionally guaranteed all amounts to be borrowed under the agreement. Under the Credit Agreement, we are required to exercise our option under the North Ocean 105 AS joint venture agreement to purchase Oceanteam ASA’s 25% ownership interest in the vessel-owning company and repay the outstanding NO 105 debt by April 2017.

During 2016, North Ocean 105 AS converted the $5 million dividend declared for the year ended December 31, 2015 in favor of Oceanteam ASA into a $5 million note payable.  The note, which is expected to mature in June 2017, bears interest at 4% per annum.

Bank Guarantees and Bilateral Letter of Credit

MDR has uncommitted lines of credit in place with Middle Eastern banks in support of our contracting activities in the Middle East. Bank guarantees issued under these agreements totaled $359 million and $118 million, as of December 31, 2016 and 2015, respectively. Overall capacity under these arrangements totaled $375 million and $200 million as of December 31, 2016 and 2015, respectively.

During January 2017, we received an increase of $150 million in capacity under our agreements and now have an overall capacity of $525 million.

Surety Bonds

As of December 31, 2016 and 2015, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $79 million and $54 million, respectively.

NOTE 11—PENSION AND POSTRETIREMENT BENEFITS

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

Retirement benefits under the McDermott Plan and the TCN Plan are generally based on final average compensation and years of service, subject to the applicable freeze in benefit accruals under the plans. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or other applicable law. The Pension Protection Act of 2006 (“PPA”) amended ERISA and modified the funding requirements for certain defined benefit pension plans including the McDermott Plan. We are in compliance with provisions under the PPA accelerated funding requirements.

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$519,199	$556,632	$38,265	$43,985
Interest cost	21,102	21,613	1,351	1,626
Actuarial loss (gain)	2,641	(21,754)	(3,172)	(4,095)
Benefits paid	(37,586)	(37,292)	(5,227)	(3,251)
Benefit obligation at end of year	505,356	519,199	31,217	38,265

Change in plan assets:
Fair value of plan assets at beginning of year	494,146	551,821	38,257	42,106
Actual return on plan assets	26,891	(21,889)	(778)	(598)
Company contributions	1,510	1,506	-	-
Benefits paid	(37,586)	(37,292)	(5,227)	(3,251)
Fair value of plan assets at end of year	484,961	494,146	32,252	38,257
Funded status	$(20,395)	$(25,053)	$1,035	$(8)

Amounts recognized in balance sheet consist of:
Other Assets	$-	$-	$1,035	$-
Accrued pension liability—current	(1,382)	(1,409)	-	-
Pension liability	(19,013)	(23,644)	-	(8)
Accrued benefit liability	(20,395)	(25,053)	-	(8)
Net (Liability) Asset	$(20,395)	$(25,053)	$1,035	$(8)

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$505,356	$519,199	$31,217	$38,265
Accumulated benefit obligation	505,356	519,199	31,217	38,265
Fair value of plan assets	484,961	494,146	32,252	38,257

Assumptions

	Domestic Plans		TCN Plan
	2016	2015	2016	2015
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.1%	4.2%	4.1%	4.0%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Domestic Plans			TCN Plan
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(In thousands)
Supplemental information:
Components of periodic benefit cost:
Interest cost	$21,102	$21,613	$26,972	$1,351	$1,626	$1,900
Expected return on plan assets	(20,006)	(26,707)	(27,501)	(1,587)	(2,840)	(2,961)
Actuarial loss (gain)	(4,244)	26,842	(8,728)	(807)	(657)	6,027
Net periodic benefit cost (gain)	$(3,148)	$21,748	$(9,257)	$(1,043)	$(1,871)	$4,966

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.2%	4.0%	4.8%	4.0%	4.0%	4.8%
Expected return on plan assets	4.2%	5.0%	5.0%	4.7%	6.9%	6.9%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Expected Long-Term Rate of Return—Our long-term rates of return reflect the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In setting the long-term assumed rate of return, we consider capital markets future expectations and the asset mix of the plans’ investments. Actual long-term return can, in relatively stable markets, also serve as a factor in determining future expectations. We consider many factors that include, but are not limited to, historical returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisers. However, any differences in the rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

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

The following is a summary of the asset allocations at December 31, 2016 and 2015 by asset category.

	Domestic Plans		TCN Plan
	2016	2015	2016	2015
Asset Category:
Fixed Income	85%	85%	67%	49%
Equity Securities	15	15	33	51
Total	100%	100%	100%	100%

As of December 31, 2015, $14 million of TCN plan assets were held in cash and cash equivalents.

Fair Value

The following is a summary of total investments for our plans, measured at fair value at:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Pension Benefits:	(In thousands)
Fixed Income	$167,271	$247,882	$5,087	$420,240
Equities	82,442	-	-	82,442
Cash and Accrued Items	14,531	-	-	14,531
Total Investments	$264,244	$247,882	$5,087	$517,213

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Pension Benefits:	(In thousands)
Fixed Income	$60,128	$356,107	$5,752	$421,987
Equities	85,065	12	-	85,077
Cash and Accrued Items	25,335	4	-	25,339
Total Investments	$170,528	$356,123	$5,752	$532,403

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 fixed income instruments measured on a recurring basis:

	December 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$5,752	$5,013
Purchases, net	107	1,269
Total unrealized loss	(772)	(530)
Balance at end of period	$5,087	$5,752

Cash Flows

	Domestic Plans	TCN Plan
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2017	$-	$-
Expected benefit payments:
2017	$37,148	$5,803
2018	36,929	1,304
2019	36,620	1,571
2020	36,228	1,799
2021	35,876	1,483
2022-2026	169,531	9,309

Defined Contribution Plans

Most of our employees in the U.S., through the McDermott Thrift Plan (the “Thrift Plan”), and certain non-U.S. employees, through the McDermott Global Defined Contribution Plan (the “Global Thrift Plan”), are eligible to participate in qualified defined contribution plans by contributing portions of their compensation.

For the Thrift Plan, we make employer matching contributions of 50% of participants’ contributions up to 6% of compensation and unmatched employer cash contributions equal to 3% of participants’ base pay, plus overtime pay, expatriate pay and commissions.

For the Global Thrift Plan, we make employer matching contributions of 50% of participants’ contributions up to 6% of base salary and unmatched employer cash contributions equal to 3% of participants’ base salary.

The following table summarizes our contributions under the plans:

	Thrift Plan			Global Thrift Plan
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(In thousands)
Contributions	$4,176	$3,840	$3,879	$998	$1,095	$1,236

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to our Consolidated Financial Statements.

NOTE 12—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase or sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of gain (loss) on foreign currency—net in our Consolidated Statements of Operations. As of December 31, 2016, we designated the majority of our foreign currency forward contracts as cash flow hedging instruments.

As of December 31, 2016, we deferred approximately $25 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $11 million of the net deferred losses out of AOCI by December 31, 2017.

As of December 31, 2016, the majority of our derivative financial instruments consisted of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled $332 million at December 31, 2016, with maturities extending through May 2018. Of this amount, approximately $158 million is associated with various foreign currency expenditures we expect to incur on one of our EPCI projects in the ASA segment. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of December 31, 2016, the fair value of these contracts was in a net liability position totaling approximately $7 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following table summarizes our asset and liability derivative financial instruments:

	December 31,
	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$2,631	$1,668
Other assets	-	215
Total derivatives asset	$2,631	$1,883

Accrued liabilities	$9,361	$26,649
Other liabilities	4	4,018
Total derivatives liability	$9,365	$30,667

The following table summarizes the effects of derivative instruments on our Consolidated Financial Statements:

	December 31,
	2016	2015	2014
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,004	$(57,459)	$(65,503)
Reclassified from AOCI to Cost of operations	34,556	76,034	26,418
Ineffective portion and amount excluded from effectiveness testing gain (loss) recognized in Gain (loss) on foreign currency, net	(1,461)	6,238	6,910

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

NOTE 13—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of December 31, 2016 and 2015 that are measured at fair value on recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(6,734)	(6,734)	$-	$(6,734)	$-
Non-recurring
Debt	(752,520)	(777,072)	-	(728,072)	(49,000)

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(28,784)	$(28,784)	$-	$(28,784)	$-
Non-recurring
Debt	(843,883)	(777,634)	-	(707,492)	(70,142)

The carrying value of all non-derivative financial instruments included in current assets (including cash, cash equivalents and restricted cash, accounts receivable) and current liabilities, including accounts payable but excluding short-term debt approximates the applicable fair value due to the short maturity of those instruments.

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

Quoted prices are not available for Amortizing Notes and NO 105 debt. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. These instruments are classified as Level 3 within the fair value hierarchy.

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

Fair Value Disclosure of Non-financial Instruments

During the fourth quarter of 2016, we impaired the Intermac 600, a launch cargo barge, given the lack of opportunities for that vessel. In connection with that decision, we wrote off the deferred drydock costs associated with the vessel and recognized a non-cash impairment charge of $11 million.

During the third quarter of 2016, our management reevaluated our operational plans for certain underutilized marine assets. As a result of that exercise, we identified certain marine assets that would not be used in a manner consistent with management’s original intent. Based on this determination, we tested the carrying value of those assets for recoverability by comparing the undiscounted future cash flows to the assets’ respective carrying values. As the carrying value of those assets exceeded the undiscounted future cash flows, an impairment was recorded.  The impairment was calculated as the difference between the $22 million carrying value of the assets and the $10 million estimated fair value of the assets, resulting in a $12 million non-cash impairment charge in our ASA segment.  We utilized both a market approach and income approach to estimate the fair value of the assets.  Inputs included market sales data for comparable assets, forecasted cash flows and discount rates believed to be consistent with those used by principal market participants.  The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs.

During the first quarter of 2016, we impaired our Agile vessel upon termination of its then current charter in May 2016, given the lack of opportunities for that vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value, in accordance with ASC 360-10, Property, Plant and Equipment.

In accordance with ASC 360-10, Property, Plant and Equipment, one of our vessels, the DB101, which was held and used in our ASA segment, was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million in the first quarter of 2015, which related to our plan to decommission this vessel in the second quarter of 2015. In the second quarter of 2015, we disposed of the vessel and recognized an additional loss of $3 million. Impairment loss on this asset has been included in restructuring expenses.

In the second quarter of 2015, we abandoned a marine pipelay welding system project and recognized a $7 million non-cash impairment charge, which equaled the carrying value of that asset.

In June 2014, we cancelled a pipelay system originally intended for the CSV 108, which resulted in approximately $11 million improvement to the cancellation cost estimate included in $38 million of vessel-impairment charges recognized in 2013.

During 2014, we determined that certain of our intangible assets were fully impaired and, in 2014, we recorded an associated impairment charge of approximately $2 million.

NOTE 14—STOCK-BASED COMPENSATION

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

Total compensation expense recognized is as follows:

	2016	2015	2014
	(In thousands)
Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)	$15,746	$14,395	$14,417
Performance shares and performance units	6,888	1,428	352
Stock options	46	770	1,747
Total	$22,680	$16,593	$16,516

The components of the total gross unrecognized estimated compensation expense for equity awards and their expected remaining weighted-average periods for expense recognition are as follows:

	Amount (In thousands)	Weighted-Average Period (years)
RSUs and RSAs	$17,603	1.8
Performance shares and performance units(1)	258	0.3
	$17,861

(1)	Excludes performance shares and performance units accounted for as liability awards.

Stock Plans

2016 McDermott International, Inc. Long-Term Incentive Plan

In April 2016, our stockholders approved the 2016 McDermott International, Inc. Long-Term Incentive Plan (the “2016 LTIP”). Members of the Board of Directors, officers, employees and consultants are eligible to participate in the 2016 LTIP. The Compensation Committee of our Board of Directors selects the participants for the 2016 LTIP. The 2016 LTIP provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance share units, subject to satisfaction of specific performance goals. As part of the approval of the 2016 LTIP, 12 million shares were approved for issuance in connection with awards made under the plan.  In addition, shares of our common stock approved for issuance pursuant to the prior long-term incentive plans described below, and which had not been made subject to awards as of the April 29, 2016 effective date of the 2016 LTIP, are available for awards under the 2016 LTIP.  As provided in the 2016 LTIP, following the April 29, 2016 approval of the 2016 LTIP by our stockholders, no additional grants may be made pursuant to those prior long-term incentive plans.  Also, if an award under the 2016 LTIP or either of the prior plans expires or is terminated, cancelled or forfeited, the shares of our common stock associated with the expired, terminated, cancelled or forfeited award will again be available for awards under the 2016 LTIP.  Further, the 2016 LTIP contains a provision that MDR common stock tendered by a participant or withheld as full or partial payment of withholding taxes related to the vesting or settlement of awards (other than options)  shall become available again for issuance.

2014 McDermott International, Inc. Long-Term Incentive Plan

In May 2014, our stockholders approved the 2014 McDermott International, Inc. Long-Term Incentive Plan (the “2014 LTIP”). Members of the Board of Directors, officers, employees and consultants were eligible to participate in the 2014 LTIP. The Compensation Committee of our Board of Directors selected the participants for the 2014 LTIP. The 2014 LTIP provided for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance share units, subject to satisfaction of specific performance goals. Shares approved under the 2009 McDermott International, Inc. Long-Term Incentive Plan (the “2009 LTIP”) that were not awarded as of the date of approval of the 2014 LTIP, or shares that were subject to awards that were cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, were available for issuance under the 2014 LTIP. As part of the approval of the 2014 LTIP, 6.6 million additional shares were approved for issuance. We no longer issue awards under the 2014 LTIP.

2009 McDermott International, Inc. Long-Term Incentive Plan

We no longer issue awards under the 2009 LTIP. Members of the Board of Directors, executive officers and key employees were eligible to participate in the 2009 LTIP. The Compensation Committee of our Board of Directors selected the participants for the 2009 LTIP. The 2009 LTIP provided for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the 2009 LTIP, or shares that were subject to awards that were cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, were available for issuance under the 2009 LTIP. As part of the approval of the 2009 LTIP, 9 million shares were authorized for issuance. Options to purchase shares were granted at the fair market value (closing trading price) on the date of grant, became exercisable at such time or times as determined when granted and expired not more than seven years after the date of grant.

MDR’s equity award agreements under the 2016, 2014 and 2009 LTIPs provide that amounts that the Company is required to withhold on behalf of participants for federal or state income taxes upon the vesting of restricted stock units, performance shares or performance units will be satisfied by withholding shares of MDR common stock having an aggregate fair market value equal to but not exceeding the amount of such required tax withholding.  Such transactions under the 2016, 2014 and 2009 LTIP are accounted for as purchases of the shares by the Company, and are included in the ordinary shares roll-forward in Note 17, Stockholders’ Equity.

Stock Options

There were no stock options granted in 2016, 2015 or 2014.

The following table summarizes stock options activity during 2016 (share data in thousands):

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	2,896	$12.76
Cancelled/expired/forfeited	(721)	8.65
Outstanding at end of period(1)	2,175	$14.13	1.94 years
(1)	All remaining outstanding options were vested prior to December 31, 2016.

There were no stock options exercised during 2016. The total intrinsic value of stock options exercised during 2015 and 2014 was $0.3 million and $0.9 million, respectively. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock. Had all option holders exercised their options on December 31, 2016, the aggregate intrinsic value of the options would have been negative, as their exercise price is higher than closing price of our common stock on December 31, 2016. The total estimated fair value of shares vested during 2016, 2015 and 2014 was $1 million, $3 million and $4 million, respectively.

RSUs and RSAs

RSUs and RSAs and changes during 2016 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	6,689	$5.15
Granted	3,876	3.28
Vested	(3,524)	5.78
Cancelled/forfeited	(868)	3.86
Nonvested at end of period	6,173	$3.80

There were no tax benefits realized related to RSUs and RSAs that lapsed or vested during 2016, 2015 and 2014.

Performance Shares

Nonvested performance share awards and changes during 2016 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	2,590	$6.71
Granted	1,582	3.22
Cancelled/forfeited	(711)	10.22
Nonvested at end of period	3,461	$4.39

In February 2016 and March 2015, we issued performance unit awards totaling 1,553,134 and 1,774,770 shares, respectively, which were classified as liability awards. Compensation cost for liability awards is re-measured at each reporting period and is recognized as expense over the applicable service period. The remaining weighted-average vesting period for these performance units is 1.8 years.

NOTE 15—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Other than U.S.:
Current	$43,944	$45,752	$21,619
Deferred	(2,018)	6,211	(1,546)
Total provision for income taxes	$41,926	$51,963	$20,073

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	(124,154)	(99,738)	(35,782)
Other than U.S.	206,469	164,348	(1,691)
Income before provision for income taxes	$82,315	$64,610	$(37,473)

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2016	2015	2014
Panama federal statutory rate	25%	25%	25%
Non-Panama operations	(14)	29	9
Valuation allowance for deferred tax assets	24	10	(105)
Audit settlements and reserves	14	9	17
Other (primarily tax on unremitted earnings)	2	7	-
Effective tax rate attributable to continuing operations	51%	80%	(54)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Pension liability	$9,732	$12,033
Accrued liabilities for incentive compensation	22,208	21,640
Net operating loss carryforward	349,916	325,636
State net operating loss carryforward	18,308	24,367
Long-term contracts	-	4,312
Other	1,861	2,060
Total deferred tax assets	402,025	390,048
Valuation allowance for deferred tax assets	(334,991)	(336,146)
Deferred tax assets	$67,034	$53,902

Deferred tax liabilities:
Property, plant and equipment	37,883	34,419
Prepaid drydock	1,367	7,639
Long-term contracts	10,989	-
Investments in joint ventures and affiliated companies	17,044	14,960
Unrealized exchange gains and other	3,335	3,163
Total deferred tax liabilities	$70,618	$60,181

Net deferred tax liability	$(3,584)	$(6,279)

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets and liabilities in the accompanying
Consolidated Balance Sheets include:
Deferred tax assets	$21,116	$18,822

Deferred tax liabilities	24,700	25,101

Net deferred tax liability	$(3,584)	$(6,279)

At December 31, 2016, we had a valuation allowance of $335 million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our Consolidated Financial Statements.

We have foreign net operating loss carryforwards of $373 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $22 million is scheduled to expire in years 2017 to 2019. The foreign net operating losses have a valuation allowance of $76 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $745 million, which includes $17 million for which the benefit will be recorded in APIC when realized, and carry a $261 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in years 2030 to 2036. We have state net operating losses of $355 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards are scheduled to expire in years 2017 to 2030. We are carrying a valuation allowance of $18 million against the deferred tax asset related to the state loss carryforwards.

We have provided $21 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries. At December 31, 2016, the undistributed earnings of these subsidiaries were $236 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $0.2 million would be payable upon distribution of these earnings.

We operate under a tax holiday in Malaysia, our new Asia Pacific headquarters. This tax holiday is effective through December 31, 2020, and may be extended for an additional five years if we satisfy certain requirements. The Malaysian tax holiday reduced our 2016 foreign income tax expense by $0.2 million.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Malaysia, Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2010.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$36,353	$34,106	$40,613
Increases based on tax positions taken in the current year	2,328	4,720	3,479
Increases based on tax positions taken in prior years	7,741	4,710	3,195
Decreases based on tax positions taken in prior years	(5,090)	(2,836)	(863)
Decreases due to lapse of applicable statute of limitation	(310)	(4,347)	(12,318)
Balance at end of period	$41,022	$36,353	$34,106

The entire balance of unrecognized tax benefits at December 31, 2016 would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2016, 2015 and 2014, we had recorded liabilities of approximately $20 million, $16 million and $15 million, respectively, for the payment of tax-related interest and penalties.

NOTE 16—EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share amounts)
Net income (loss) attributable to McDermott International, Inc.	$34,117	$(17,983)	$(75,994)

Weighted average common stock (basic)	240,359,363	238,240,763	237,229,086
Effect of dilutive securities:
Tangible equity units	40,824,938	-	-
Stock options, restricted stock and restricted stock units	2,999,938	-	-
Potential dilutive common stock	284,184,239	238,240,763	237,229,086

Net income (loss) per share
Net income (loss) attributable to McDermott International, Inc.
Basic:	$0.14	$(0.08)	$(0.32)
Diluted:	$0.12	$(0.08)	$(0.32)

Approximately 2.2 million, 2.9 million and 3.1 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share in 2016, 2015 and 2014, respectively, because inclusion of such shares would have been antidilutive in each of those years.

Potential dilutive common shares for the settlement of our common stock purchase contracts, a component of our TEUs, of 40.9 million and 30.7 million shares were considered in the calculation of diluted weighted-average shares in 2015 and 2014, respectively. Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) totaling 2.4 million were also considered in the calculation of diluted weighted average shares for 2015. However, due to our net loss position in 2015 and 2014, shares underlying TEUs, RSUs, and RSAs have not been reflected in the diluted earnings per share, because inclusion of those shares would have been antidilutive.

NOTE 17— STOCKHOLDERS’ EQUITY

The changes in the number of ordinary shares outstanding and treasury shares held by the Company are as follows:

	Year Ended December 31,
	2016	2015
Shares outstanding
Beginning balance	239,016,924	237,809,823
Common stock issued	3,304,808	1,672,923
Purchase of common stock	(933,455)	(465,822)
Ending balance	241,388,277	239,016,924

Shares held as Treasury shares
Beginning balance	7,824,204	7,400,027
Purchase of common stock	933,455	465,822
Retirement of common stock	(455,655)	(41,645)
Ending balance	8,302,004	7,824,204

Ordinary shares issued at the end of the period	249,690,281	246,841,128

Accumulated Other Comprehensive Income (Loss)

The components of AOCI included in stockholders’ equity are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Foreign currency translation adjustments ("FCTA")	$(42,082)	$(29,925)
Net unrealized gain on investments	269	247
Net loss on derivative financial instruments	(25,082)	(64,277)
Accumulated other comprehensive loss	$(66,895)	$(93,955)

During the first quarter of 2016, we recorded a $7 million adjustment decreasing FCTA, with an offsetting reduction of Loss on foreign currency, net, to correct amounts accounted for inappropriately in a previous period.

In the second quarter of 2016, foreign currency instruments associated with construction of our DLV 2000 vessel were settled upon the final payment to the shipyard. These instruments were designated as cash flow hedges and, as such, $20 million of cumulative loss was recorded in AOCI and will be amortized consistent with the depreciation of the vessel.

The following table presents the components of AOCI and the amounts that were reclassified during 2016, 2015 and 2014:

	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative (1)		TOTAL
	(In thousands)
Balance, January 1, 2014	$(2,562)	$238	$(45,386)		$(47,710)

Other comprehensive income (loss) before reclassification	(9,250)	3	(65,503)		(74,750)
Amounts reclassified from AOCI	(3,400)	-	28,052	(2)	24,652
Net current period other comprehensive income (loss)	(12,650)	3	(37,451)		(50,098)

Balance, December 31, 2014	(15,212)	241	(82,837)		(97,808)

Other comprehensive income (loss) before reclassification	(12,470)	6	(57,459)		(69,923)
Amounts reclassified from AOCI	(2,243)	-	76,019	(2)	73,776
Net current period other comprehensive income (loss)	(14,713)	6	18,560		3,853

Balance, December 31, 2015	(29,925)	247	(64,277)		(93,955)

Other comprehensive income (loss) before reclassification	(12,157)	22	4,004		(8,131)
Amounts reclassified from AOCI	-	-	35,191	(2)	35,191
Net current period other comprehensive income (loss)	(12,157)	22	39,195		27,060

Balance, December 31, 2016	$(42,082)	$269	$(25,082)		$(66,895)

(1)	Refer to Note 12, Derivative Financial Instruments, for additional details
(2)	Reclassified to cost of operations and gain (loss) on foreign currency, net

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

We co-own interests in several entities (collectively “FloaTEC”) with Keppel Corporation (including its subsidiaries, “Keppel”).  We have conducted an internal investigation in connection with allegations by a former Petrobras employee that Keppel’s agent made improper payments to secure project awards from Petrobras on a number of Keppel affiliated projects in Brazil, including a FloaTEC project on which we were also a subcontractor.  Keppel’s agent subsequently entered into a plea arrangement with the Brazilian authorities and admitted to having made improper payments on behalf of Keppel to former Petrobras employees on projects unrelated to FloaTEC.  We voluntarily contacted the U.S. Department of Justice (“DOJ”) to advise it of the preliminary results of our internal investigation, which identified no evidence to indicate any improper payments were made by us or FloaTEC or that any of our or FloaTEC’s employees authorized, had knowledge of, or direction or control over, any such payments.  We have responded to the DOJ’s requests for additional information.   If in the future, the DOJ determines that violations of applicable law have occurred involving us, we could be subject to civil or criminal sanctions, including monetary penalties, which could be material.   However, based on the preliminary results of our investigation, we do not expect this matter to have a material adverse effect on us or our operations.

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

In 2013, we established a $6 million environmental reserve in connection with our plan to discontinue the utilization of our Morgan City fabrication facility.  For this site, up to June 30, 2016, we incurred approximately $4 million. During the second quarter of 2016 we received a notice from the State of Louisiana stating that our environmental remediation obligations related to the closure of our Morgan City fabrication facility had been fulfilled.  Pursuant to the notice received from the State of Louisiana, as well as our internal assessment, we believe no environmental remediation liability exists with respect to the Morgan City site.  As a result, during 2016, we reversed $1 million of environmental remediation obligation accrual.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2016, we had approximately $16 million of potential liquidated damages exposure, however the amount of liability recorded in our Consolidated Financial Statements is under $1 million. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to higher damage amounts.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2016 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2017	$27,864
2018	23,185
2019	19,076
2020	19,208
2021	14,425
Thereafter	122,922

Total rental expense in 2016, 2015 and 2014 was $36 million, $40 million and $107 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

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

We manage operating segments along geographic lines consisting of (1) Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our operating segments. The only costs currently not being allocated to our operating segments are the restructuring costs associated with our corporate reorganization.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of unconsolidated affiliates.

1. Information about Operations:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues (1):
AEA	$285,988	$478,800	$567,608
MEA	1,241,591	1,134,555	795,666
ASA	1,108,404	1,456,920	937,615
Total revenues:	$2,635,983	$3,070,275	$2,300,889

Operating income (loss) (2):
AEA	$(29,829)	$(13,487)	$(54,175)
MEA	166,774	108,321	14,087
ASA	8,569	30,597	65,416
Corporate and other	(3,261)	(12,749)	(8,926)
Total operating income	$142,253	$112,682	$16,402

Capital expenditures (3):
AEA	$16,667	$13,715	$53,431
MEA	18,564	28,328	99,974
ASA	190,260	60,220	154,735
Corporate and other	2,588	588	13,047
Total capital expenditures:	$228,079	$102,851	$321,187

Depreciation and amortization:
AEA	$26,924	$43,006	$34,494
MEA	24,268	30,567	31,876
ASA	30,314	16,880	19,020
Corporate and other	8,376	9,881	7,795
Total depreciation and amortization:	$89,882	$100,334	$93,185

Drydock amortization
AEA	$9,905	$12,554	$11,453
MEA	1,975	2,089	2,011
ASA	915	3,304	6,255
Total drydock amortization	$12,795	$17,947	$19,719

(1)	Intercompany transactions were not significant during 2016, 2015 and 2014.
(2)

The 2016 operating results include $43 million and $12 million of impairment charges in our AEA and ASA segments, respectively. The 2015 ASA segment’s operating results included a $4 million impairment charge for the DB 101 and $3 million of loss on disposal of that vessel. The 2014 operating results include $11 million of improvements to the cancellation cost estimate included in the $38 million vessel impairment charge recognized in 2013. See Note 13, Fair Value Measurements.

(3)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for 2016, 2015 and 2014 include $4 million, $14 million and $27 million of cash payments for accrued capital expenditures outstanding as of December 31, 2015, 2014 and 2013, respectively.

2. Information about our most significant Customers

Our significant customers by segments during 2016, 2015 and 2014, were as follows:

	% of
	Consolidated	Reportable
	Revenues	Segment
Year Ended December 31, 2016:
Inpex Operations Australia Pty Ltd	33%	ASA
Saudi Aramco	26%	MEA
RasGas Company Limited	12%	MEA
Year Ended December 31, 2015:
Inpex Operations Australia Pty Ltd	36%	ASA
Saudi Aramco	28%	MEA
Year Ended December 31, 2014:
Saudi Aramco	27%	MEA
Inpex Operations Australia Pty Ltd	25%	ASA

3. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Service line revenues:
Installation Operations	$1,074,069	$1,256,412	$1,041,525
Procurement Activities	879,222	1,123,329	677,734
Project Services and Engineering Operations	356,781	416,906	314,776
Fabrication Operations	325,911	273,628	266,854
	$2,635,983	$3,070,275	$2,300,889

Geographic revenues:
Australia	$881,812	$1,157,723	$614,164
Saudi Arabia	767,119	900,483	616,659
Qatar	419,963	46,873	-
Mexico	112,484	247,859	130,642
Russia	108,392	-	-
United States	95,996	32,858	148,606
Trinidad	67,757	-	-
India	56,027	-	-
United Arab Emirates	54,392	185,606	57,249
Malaysia	22,637	-	98,004
Indonesia	21,726	54,288	150,205
Brunei	-	237,337	-
Brazil	6,449	183,656	290,561
Azerbaijan	-	-	111,382
Other countries	21,229	23,592	83,417
	$2,635,983	$3,070,275	$2,300,889

4. Information about our Segment Assets and Property, Plant and Equipment by Country:

	Year Ended December 31,
	2016	2015
	(In thousands)
Segment assets:
AEA	$727,328	$896,822
MEA	907,936	971,170
ASA	976,470	774,365
Corporate and other	610,496	744,719
Total assets	$3,222,230	$3,387,076

Property, plant and equipment, net(1):
Australia	$626,605	$-
Mexico	603,185	96,090
United Arab Emirates	318,822	341,502
United States	27,482	561,990
Saudi Arabia	22,608	4,522
Indonesia	73,213	521,922
India	10,666	307
Malaysia	2,457	49,609
Brazil	170	31,765
Other countries	2,093	3,152
Total property, plant and equipment, net	$1,687,301	$1,610,859

(1)	Our marine vessels are included in the country in which they were located as of year-end.

5. Information about our Unconsolidated Affiliates:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Equity in loss of unconsolidated affiliates:
AEA	$(5,082)	$(6,255)	$4,829
MEA	-	(94)	(2,668)
ASA	1,167	(15,137)	(10,009)
Corporate and other	(175)	-	-
Total equity in loss of unconsolidated affiliates:	$(4,090)	$(21,486)	$(7,848)

Investments in unconsolidated affiliates:
AEA	$2,449	$1,540
ASA	14,064	24,327
Corporate and other	510	684
Total Investments in unconsolidated affiliates	$17,023	$26,551

Our consolidated balance sheets include accounts receivable attributable to our unconsolidated affiliates of approximately $17 million and $13 million as of December 31, 2016 and 2015, respectively.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the quarterly periods in 2016 and 2015:

	For the Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
2016	(In thousands, except per share data amounts)
Revenues	$729,032	$706,627	$558,543	$641,781
Gross Profit	112,999	111,185	103,044	59,139
Net income (loss)	(2,444)	21,805	16,392	546
Net income (loss) attributable to non-controlling interest	(272)	1,148	284	1,022
Net income (loss) attributable to McDermott International, Inc.	(2,172)	20,657	16,108	(476)
Income (loss) per share(5)
Basic	(0.01)	0.09	0.07	0.00
Diluted	(0.01)	0.07	0.06	0.00

(1)

Net loss for the quarter ended March 31, 2016 was influenced by successful execution and close-out improvements in the AEA segment and productivity improvements and associated cost savings, primarily in the ASA segment,  partially offset by impairment losses on the Agile vessel.

(2)	Net income for the quarter ended June 30, 2016 was influenced by productivity improvements and associated cost savings in the MEA and ASA segments.
(3)

Net income for the quarter ended September 30, 2016 was influenced by productivity improvements and associated cost savings, primarily in the MEA and ASA segments, partially offset by impairment losses on certain marine assets.

(4)

Net loss for the quarter ended December 31, 2016 was primarily due to increase in our estimated costs at completion on our Ichthys project in Australia and an impairment charge on Intermac 600.  Those were partially offset by productivity improvements and associated cost savings, primarily in our MEA segment.

(5)	May not tie to the Consolidated Statements of Operations due to rounding.

	For the Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
2015	(In thousands, except per share data amounts)
Revenues	$550,463	$1,046,537	$805,857	$667,418
Gross Profit	75,004	121,015	84,896	98,076
Net income (loss)	(12,048)	13,690	7,534	(18,015)
Net income attributable to non-controlling interest	2,459	2,164	3,868	653
Net income (loss) attributable to McDermott International, Inc.	(14,507)	11,526	3,666	(18,668)
Income (loss) per share(5)
Basic	(0.06)	0.05	0.02	(0.08)
Diluted	(0.06)	0.04	0.01	(0.08)

(1)	Net loss for the quarter ended March 31, 2015 benefited from positive changes in estimate primarily related to cost savings.
(2)	Net income for the quarter ended June 30, 2015 was influenced by improved productivity and increased activity in the ASA and MEA segments partially offset by an increase in restructuring expense.
(3)	Net income for the quarter ended September 30, 2015 was influenced by improved productivity in our MEA segment.
(4)

Net loss for the quarter ended December 31, 2015 was influenced by improved productivity in our MEA segment offset by a $26 million fourth quarter non-cash mark-to-market actuarial loss on our pension benefit plans.

(5)	May not tie to the Consolidated Statements of Operations due to rounding.

NOTE 21—SUBSEQUENT EVENTS

In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirectly 100% owned subsidiaries, entered into a 364 day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount, of certain receivables to a designated purchaser. JRM Mexico’s obligations in connection with the receivables purchase agreement are guaranteed by McDermott International, Inc.  Additionally in February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $48 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with equipment financing are guaranteed by McDermott International Management, S. de RL, one of our indirectly 100% owned subsidiaries.

In January 2017, we purchased the pipelay and construction vessel, the Amazon, for a total cash consideration of approximately $52 million. Following the purchase, we sold the Amazon to an unrelated third party for total cash consideration of $52 million and simultaneously entered into an 11-year bareboat charter agreement with the purchaser.  The bareboat charter agreement provides us with options to purchase the Amazon, at a predetermined value periodically over the charter term. We accounted for the transaction as a sale leaseback and will record the bareboat charter agreement as an operating lease.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2016. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2016, and their report is included in Item 9A.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Houston, Texas

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 21, 2017

Item 9B.	Other Information.

On February 17, 2017, the Compensation Committee of the Board of Directors of McDermott approved the amendment and restatement of the form of grant agreement (as amended and restated, the “Amended and Restated Grant Agreements”) associated with awards of performance shares made in 2014 (the “2014 Performance Shares”), to allow for the settlement of all or a portion of the 2014 Performance Shares in cash, in order to preserve share utilization under our long-term incentive plan.  The Amended and Restated Grant Agreements provide that, in the sole discretion of the Compensation Committee, the 2014 Performance Shares shall be paid in (i) Shares, (ii) cash equal to the fair market value of the underlying shares otherwise deliverable on the Vesting Date or (iii) any combination thereof, with payment or distribution to be made as soon as administratively practicable, but in any event no later than 30 days, after the applicable vesting date.  The foregoing description is qualified in its entirety by reference to the form of the Amended and Restated Grant Agreement, which is included as Exhibit 10.30 to this Annual Report on Form 10-K. Following the approval of the Amended and Restated Grant Agreements, the Committee approved that the 2014 Performance Shares be settled 50% in shares and 50% in cash equal to the fair market value of the underlying shares otherwise deliverable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2017 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2017 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Board Committees” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance—Related Party Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2017” in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this Annual Report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II is filed with this Annual Report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related Notes contained in this Annual Report.

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

4.2	Form of 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

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

4.12

Form of Amortizing Notes, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

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

4.20

Amendment No. 2, dated as of February 19, 2016, entered into by and among McDermott International, Inc., Crédit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions party thereto, as lenders and letters of credit issuers, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.20 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08430)).

4.21

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

4.22

Amendment No. 4 to Credit Agreement, dated as of May 12, 2016, by and among McDermott International, Inc., as LC borrower, McDermott Finance L.L.C., as term borrower, Crédit Agricole Corporate and Investment Bank, as administrative agent, the lenders party thereto, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on May 16, 2016 (File No. 1-08430)).

4.23

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan.

4.24	Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

4.25

Third Supplemental Indenture and Guarantee, dated as of January 27, 2017, among McDermott Asia Pacific Sdn. Bhd., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent.

4.26

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan.

4.27	Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

4.28

Fourth Supplemental Indenture and Guarantee, dated as of February 15 2017, among McDermott (Amazon Chartering), Inc., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent.

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

10.8*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.9*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.10*

Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.11*

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

10.14*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.15*

Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

Exhibit Number	Description
10.16*

Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.17*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.18*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.19*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.20*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.21*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.22*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.23*

Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.24*

Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.25*

Form of 2016 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.26*

Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No, 1-08430)).

10.27*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

10.28*

Form of 2016 Non-Employee Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No, 1-08430)).

10.29*

Separation Agreement dated as of June 28, 2016 by and between Stephen L. Allen and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2016 (File No, 1-08430)).

10.30*	Form of 2014 Amended and Restated Performance Share Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ David Dickson
David Dickson
February 21, 2017		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ DAVID DICKSON	President and Chief Executive Officer and Director
David Dickson	(Principal Executive Officer)

/s/ STUART SPENCE	Executive Vice President and Chief Financial Officer
Stuart Spence	(Principal Financial Officer)

/s/ CHRISTOPHER A. KRUMMEL	Vice President, Finance and Chief Accounting Officer
Christopher A. Krummel	(Principal Accounting Officer)

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ STEPHEN G. HANKS	Director
Stephen G. Hanks

/s/ ERICH KAESER	Director
Erich Kaeser

/s/ GARY P. LUQUETTE	Director, Chairman of the Board
Gary P. Luquette

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ DAVID A. TRICE	Director
David A. Trice

February 21, 2017

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs and	Other	End of
Description	of Period	Expenses(1)	Accounts	Period
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2016	$336,146	$14,675	$(15,830)	$334,991
Year Ended December 31, 2015	331,589	6,056	(1,499)	336,146
Year Ended December 31, 2014	292,388	38,761	440	331,589

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Write-offs	Recoveries	Period
Allowance for Doubtful and Disputed Accounts
Year Ended December 31, 2016	$14,325	$-	$(26)	$-	$14,299
Year Ended December 31, 2015	30,391	89	(16,119)	(36)	14,325
Year Ended December 31, 2014	30,404	3,698	(3,689)	(22)	30,391

INDEX TO EXHIBITS

3. EXHIBITS

Exhibit Number	Description

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

4.2	Form of 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

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

4.12

Form of Amortizing Notes, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

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

4.20

Amendment No. 2, dated as of February 19, 2016, entered into by and among McDermott International, Inc., Crédit Agricole Corporate and Investment Bank, as administrative agent, and certain banks and financial institutions party thereto, as lenders and letters of credit issuers, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.20 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-08430)).

4.21

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

4.22

Amendment No. 4 to Credit Agreement, dated as of May 12, 2016, by and among McDermott International, Inc., as LC borrower, McDermott Finance L.L.C., as term borrower, Crédit Agricole Corporate and Investment Bank, as administrative agent, the lenders party thereto, and certain subsidiaries of McDermott International, Inc., as guarantors (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on May 16, 2016 (File No. 1-08430)).

Exhibit Number	Description

4.23

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan.

4.24	Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

4.25

Third Supplemental Indenture and Guarantee, dated as of January 27, 2017, among McDermott Asia Pacific Sdn. Bhd., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent.

4.26

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan.

4.27	Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

4.28

Fourth Supplemental Indenture and Guarantee, dated as of February 15 2017, among McDermott (Amazon Chartering), Inc., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent.

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

10.8*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.9*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

Exhibit Number	Description

10.10*

Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.11*

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

10.14*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.15*

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

10.17*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.18*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.19*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.20*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.21*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.22*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.23*

Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.24*

Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.25*

Form of 2016 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.26*

Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No, 1-08430)).

Exhibit Number	Description
10.27*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

10.28*

Form of 2016 Non-Employee Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No, 1-08430)).

10.29*

Separation Agreement dated as of June 28, 2016 by and between Stephen L. Allen and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2016 (File No, 1-08430)).

10.30*	Form of 2014 Amended and Restated Performance Share Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document