Form 10-Q
period 2017-03-31
MCDERMOTT INTERNATIONAL INC
filed 2017-04-25
CIK 708819

Fsale

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☑

The number of shares of the registrant’s common stock outstanding at April 21, 2017 was 283,862,194.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months Ended March 31,
	2017	2016
	(In thousands, except share and per share amounts)
Revenues	$519,431	$729,032

Costs and Expenses:
Cost of operations	428,590	616,002
Research and development expenses	480	31
Selling, general and administrative expenses	36,587	38,328
Other operating (income) expenses	(2,211)	38,678
Total costs and expenses	463,446	693,039

Operating income	55,985	35,993

Other income (expense):
Interest expense, net	(17,706)	(11,238)
Other non-operating income (expense), net	614	(3,391)
Total other expense, net	(17,092)	(14,629)

Income before provision for income taxes	38,893	21,364

Provision for income taxes	10,771	19,330

Income before loss from Investments in Unconsolidated Affiliates	28,122	2,034

Loss from Investments in Unconsolidated Affiliates	(3,927)	(4,478)

Net income (loss)	24,195	(2,444)

Less: Net income (loss) attributable to noncontrolling interest	2,279	(272)

Net income (loss) attributable to McDermott International, Inc.	$21,916	$(2,172)

Net income (loss) per share attributable to McDermott International, Inc.:
Basic	$0.09	$(0.01)
Diluted	$0.08	$(0.01)

Shares used in the computation of net income (loss) per share:
Basic	241,829,988	239,137,912
Diluted	282,285,595	239,137,912

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$24,195	$(2,444)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	19	5
Gain on derivatives	2,135	30,791
Foreign currency translation	239	(3,343)
Other comprehensive income, net of tax	2,393	27,453
Total comprehensive income	26,588	25,009
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,261	(285)
Comprehensive income attributable to McDermott International, Inc.	$24,327	$25,294

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$623,538	$595,921
Restricted cash and cash equivalents	18,221	16,412
Accounts receivable—trade, net	199,252	334,384
Accounts receivable—other	45,660	36,929
Contracts in progress	473,741	319,138
Other current assets	38,555	29,599
Total current assets	1,398,967	1,332,383
Property, plant and equipment	2,599,623	2,586,179
Less accumulated depreciation	(914,208)	(898,878)
Property, plant and equipment, net	1,685,415	1,687,301
Accounts receivable—long-term retainages	101,004	127,193
Investments in Unconsolidated Affiliates	13,259	17,023
Deferred income taxes	20,083	21,116
Other assets	31,435	37,214
Total assets	$3,250,163	$3,222,230

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$45,206	$48,125
Accounts payable	270,284	173,203
Accrued liabilities	273,585	277,584
Advance billings on contracts	89,703	192,486
Income taxes payable	18,851	17,945
Total current liabilities	697,629	709,343
Long-term debt	720,225	704,395
Self-insurance	17,013	16,980
Pension liabilities	19,326	19,471
Non-current income taxes	59,458	60,870
Other liabilities	117,607	115,703
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 251,489,592 and 249,690,281 shares, respectively	251,490	249,690
Capital in excess of par value (including prepaid common stock purchase contracts)	1,691,164	1,695,119
Accumulated deficit	(204,851)	(226,767)
Accumulated other comprehensive loss	(64,484)	(66,895)
Treasury stock, at cost: 8,447,797 and 8,302,004 shares, respectively	(95,953)	(94,957)
Stockholders' Equity—McDermott International, Inc.	1,577,366	1,556,190
Noncontrolling interest	41,539	39,278
Total equity	1,618,905	1,595,468
Total liabilities and equity	$3,250,163	$3,222,230

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$24,195	$(2,444)
Non-cash items included in net income (loss):
Depreciation and amortization	21,381	24,542
Impairment loss	-	32,311
Stock-based compensation charges	4,637	1,484
Loss from investments in Unconsolidated Affiliates	3,927	4,478
Other non-cash items	2,990	2,466
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	161,321	(61,248)
Contracts in progress, net of Advance billings on contracts	(241,700)	50,839
Accounts payable	95,276	16,762
Accrued and other current liabilities	1,869	(16,112)
Other assets and liabilities, net	(25,444)	6,202
Total cash provided by operating activities	48,452	59,280

Cash flows from investing activities:
Purchases of property, plant and equipment	(62,849)	(31,900)
Proceeds from asset dispositions	55,391	-
Investments in Unconsolidated Affiliates	-	(4,105)
Total cash used in investing activities	(7,458)	(36,005)

Cash flows from financing activities:
Repayment of debt	(5,167)	(4,752)
Repurchase of common stock	(6,614)	(2,200)
Total cash used in financing activities	(11,781)	(6,952)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	213	(139)
Net increase in cash, cash equivalents and restricted cash	29,426	16,184
Cash, cash equivalents and restricted cash at beginning of period	612,333	781,645
Cash, cash equivalents and restricted cash at end of period	$641,759	$797,829

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
		(Unaudited)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2017	$249,690	$1,695,119	$(226,767)	$(66,895)	$(94,957)	$1,556,190	$39,278	$1,595,468
Net income	-	-	21,916	-	-	21,916	2,279	24,195
Other comprehensive income (loss), net of tax	-	-	-	2,411	-	2,411	(18)	2,393
Common stock issued	2,587	(2,587)	-	-	-	-	-	-
Stock-based compensation charges	-	3,463	-	-	-	3,463	-	3,463
Purchase of treasury shares	-	-	-	-	(6,614)	(6,614)	-	(6,614)
Retirement of common stock	(787)	(4,831)	-	-	5,618	-	-	-
Balance at March 31, 2017	$251,490	$1,691,164	$(204,851)	$(64,484)	$(95,953)	$1,577,366	$41,539	$1,618,905

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

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Current Report on Form 8-K filed with the SEC on April 25, 2016 (the “April 25 Form 8-K”).

Classification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Previously reported Consolidated Financial Statements have been adjusted to reflect those changes.

In addition, in the first quarter of 2017, we implemented certain changes to our financial reporting structure. Corporate expenses, certain centrally managed initiatives (such as restructuring charges), impairments, year-end mark-to-market pension actuarial gains and losses, costs not attributable to a particular reportable segment, and unallocated direct operating expenses associated with the underutilization of vessels, fabrication facilities and engineering resources, are no longer apportioned to our reportable segments. Those expenses are reported under “Corporate and Other”. Previously reported segment financial information has been adjusted to reflect this change, see Note 16, Segment Reporting.

Accounting Guidance Issued But Not Adopted as of March 31, 2017

Pension and Postretirement Benefits—In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. This ASU requires bifurcation of certain components of net pension and postretirement benefit cost (“benefit costs”) in the Consolidated Statements of Operations. The service cost components are required to be presented in operating income and the remaining components are required to be presented outside of operating income. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted.  Upon future adoption of this guidance, benefit costs, excluding service costs component, will be included in Other non-operating income (expense), net in our Consolidated Statements of Operations. Currently, all components of benefit costs are reported in Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of March 31, 2017, total unapproved change orders included in our estimates at completion aggregated approximately $118 million, of which approximately $12 million was included in backlog. As of March 31, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $20 million was included in backlog.

Claims Revenue

The amount of revenues included in our estimates at completion (i.e., contract values) associated with claims was $10 million and $16 million as of March 31, 2017 and 2016, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue or associated costs in their financial results for the quarters ended March 31, 2017 and 2016.

None of the claims included in our estimates at completion at March 31, 2017 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition

For all ongoing contracts, we have provided for estimated costs to complete. If a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in cost of operations in the Consolidated Statements of Operations. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. In our Consolidated Balance Sheets, the provision for estimated losses on all active uncompleted projects is included in “Advance billings on contracts”.

As of March 31, 2017, KJO Hout, an EPCI project in our MEA segment, was in an overall $7 million loss position. That project is expected to be complete in the second quarter of 2017.

As of March 31, 2016, two significant active projects in our AEA segment were in loss positions. PB Litoral, an EPCI project, in Mexico, which was completed in the first quarter of 2016, and the five-year Agile vessel charter project in Brazil which was terminated in the second quarter of 2016.

As of March 31, 2017 and December 31, 2016, the remaining provision for estimated losses, to be recognized, on all active uncompleted projects in our Consolidated Balance Sheets was not material.

NOTE 3—USE OF ESTIMATES

The following is a discussion of our most significant changes in estimates that impacted segment operating income for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017

Segment operating income for the three months ended March 31, 2017 was positively impacted by net favorable changes in estimates totaling approximately $47 million across all segments.

Americas, Europe and Africa Segment (“AEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $5 million on multiple projects, none of which individually were material.

Middle East Segment (“MEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million, primarily due to productivity improvements and associated cost savings on Saudi Aramco projects.

Asia Segment (“ASA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $26 million, primarily as a result of improved cost estimates associated with efficient project execution, including productivity improvements on our marine vessels and associated cost savings achieved, on our active projects.

At December 31, 2016, on our Ichthys project in Australia, we reported a $34 million increase in our estimated costs at completion and a $10 million possible additional increase due to a failure identified in a supplier-provided subsea-pipe connector component which we had previously installed. We discussed various options for replacing components with the customer and developed a remediation plan. At March 31, 2017, we believe the increase in estimated costs at completion for the project, as a whole, to replace the components will be approximately $35 million.  During the quarter, we began to mitigate this risk and now believe the range of reasonably possible additional increase in costs has decreased to $5 million as compared to $10 million at December 31, 2016. We expect the project to remain in an overall profitable position.

Three months ended March 31, 2016

Segment operating income for the three months ended March 31, 2016 was positively impacted by net favorable changes in estimates totaling approximately $40 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million, primarily due to:

•	successful execution and close-out improvements on two significant projects, PB Litoral and Exxon Julia Subsea Tieback, in the first quarter of 2016; and
•	a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $7 million, primarily due to:

•	productivity improvements and associated cost savings related to the DB 27 vessel on a Saudi Aramco project; and
•	cost savings on miscellaneous other projects.

ASA—This segment had net favorable changes in estimates aggregating approximately $17 million driven by:

•	improved productivity and project execution cost savings on the Inpex Ichthys project;
•	agreement on outstanding change orders on the Brunei Shell Petroleum pipeline replacement project; and
•	agreement on outstanding change orders and cost savings on miscellaneous other projects.

NOTE 4—RESTRUCTURING

Restructuring initiatives are driven and managed by our corporate management. These costs are not allocated to our reportable segments and are reported under Corporate and Other.

Restructuring expenses are reported as a component of Other operating (income) expenses in our Consolidated Statements of Operations. Previously, restructuring expenses were presented separately in our Consolidated Statements of Operations.

The following table presents restructuring costs incurred in the first quarter of 2016 and from inception, by major cost type. No restructuring costs were incurred in the first quarter of 2017.

	Three months ended March 31, 2016	From inception to March 31, 2017
	(in thousands)
Americas Restructuring	$-	$44,194

McDermott Profitability Initiative
Severance and other personnel-related costs	433	17,807
Asset impairment and disposal	-	7,471
Legal and other advisor fees	173	11,639
Other	895	10,045
	1,501	46,962
Additional Overhead Reduction
Severance and other personnel-related costs	2,971	5,012
Legal and other advisor fees	1,728	2,768
Other	167	385
	4,866	8,165

Total	$6,367	$99,321

NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$623,538	$595,921
Restricted cash and cash equivalents	18,221	16,412
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$641,759	$612,333

A majority of our restricted cash balances serve as collateral for letters of credit, discussed in Note 9, Debt.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Contract receivables:
Contracts in progress	$97,116	$245,604
Completed contracts	25,202	40,345
Retainages	86,934	58,431
Unbilled(1)	4,303	4,303
Less allowances	(14,303)	(14,299)
Accounts receivable—trade, net	$199,252	$334,384

(1)	This amount relates to a project milestone billing for which we are awaiting the customer’s final acceptance certificate. We expect to receive the final acceptance certificate during 2017.

Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	March 31, 2017	December 31, 2016
	(in thousands)
Retainages expected to be collected within one year	$86,934	$58,431
Retainages expected to be collected after one year	101,004	127,193
Total retainages	$187,938	$185,624

NOTE 7—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

A detail of the components of contracts in progress and advance billings on contracts is as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Costs incurred less costs of revenue recognized	$61,019	$119,688
Revenues recognized less billings to customers	412,722	199,450
Contracts in Progress	$473,741	$319,138

Billings to customers less revenue recognized	188,238	42,637
Costs incurred less costs of revenue recognized	(98,535)	149,849
Advance Billings on Contracts	$89,703	$192,486

NOTE 8—SALE LEASEBACK

In January 2017, we purchased the pipelay and construction vessel, the Amazon, for a total cash consideration of approximately $52 million. Following the purchase, we sold the Amazon to an unrelated third party for total cash consideration of $52 million and simultaneously entered into an 11-year bareboat charter agreement with the purchaser. The bareboat charter agreement provides us with options to purchase the Amazon, at a predetermined value periodically over the charter term.  We accounted for the transaction as a sale leaseback and are treating the bareboat charter agreement as an operating lease.  As the proceeds from the sale equaled the carrying value of the vessel, no gain or loss was recognized.  The annual charter obligation is $3 million through 2018, when it will increase to $8 million annually for the remainder of the charter term.

NOTE 9—DEBT

The carrying values of our long-term debt obligations, net of unamortized debt issuance costs of $11 million and $14 million as of March 31, 2017 and December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Senior Notes	$493,845	$493,461
Term Loan	211,923	212,070
North Ocean 105 construction financing	32,478	31,877
Amortizing Notes	4,410	7,932
Vendor equipment financing	15,686	-
Other	7,089	7,180
	765,431	752,520
Less: Amounts due within one year	45,206	48,125
Total long-term debt	$720,225	$704,395

Letter of Credit Facility and Term Loan

In April 2014, we entered into a credit agreement (as amended to date, the “Credit Agreement”), which initially provided for a $400 million (subsequently amended to $450 million) first-lien, first-out three-year letter of credit facility (the “LC Facility”), scheduled to mature in 2019, and a $300 million first-lien, second-out five-year term loan (the “Term Loan”), scheduled to mature in 2019. The indebtedness and other obligations under the Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary (collectively, the “Guarantors”). The aggregate face amount of letters of credit issued under the LC Facility, as of March 31, 2017 and December 31, 2016, was $372 million and $442 million, respectively.

The LC Facility permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the credit facility. As of March 31, 2017 and December 31, 2016, we had an aggregate face amount of approximately $15 million and $16 million of such letters of credit outstanding supported by cash collateral. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets.

The LC Facility is secured on a first-lien, first-out basis (with relative priority over the Term Loan) by pledges of the capital stock of all the Guarantors and mortgages on, or other security interests in, substantially all the tangible and intangible assets of our company and the Guarantors, subject to specific exceptions.

The LC Facility contains various customary affirmative covenants, as well as specific affirmative covenants, including specific reporting requirements. The LC Facility also requires compliance with various negative covenants, including limitations with respect to the incurrence of other indebtedness and liens, restrictions on acquisitions, capital expenditures and other investments, restrictions on sale leaseback transactions and restrictions on prepayments of other indebtedness.

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

The Term Loan requires compliance with various customary affirmative and negative covenants. We are required to maintain a ratio of “ownership adjusted fair market value” of marine vessels to the sum of (1) the outstanding principal amount of the Term Loan and (2) the aggregate principal amount of unreimbursed drawings and advances under the LC Facility of at least 1.75:1.00. As of March 31, 2017, the actual ratio was 5.53 to 1.0.

As of March 31, 2017 we were in compliance with all of the financial covenants under the Credit Agreement.

For additional information relating to the Credit Agreement, see Note 10, Debt, to the Consolidated Financial Statements included in the April 25 Form 8-K.

Senior Notes

In April 2014, we issued $500 million in aggregate principal amount of 8.00% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014. The Notes are scheduled to mature on May 1, 2021.  The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.  The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on capital stock or purchase or redeem subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Many of those covenants would become suspended if the Notes were to attain an investment grade rating from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and no default has occurred.  For additional information relating to the Notes, see Note 10, Debt, to the Consolidated Financial Statements included in the April 25 Form 8-K.

North Ocean Financing

NO 105―On September 30, 2010, MDR, as guarantor, and North Ocean 105 AS, in which we have a 75% ownership interest, as borrower, entered into a financing agreement to finance a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. Under the current Credit Agreement, we are required to exercise our option under the North Ocean 105 AS joint venture agreement to purchase Oceanteam ASA’s 25% ownership interest in the vessel-owning company during the second quarter of 2017 and repay the outstanding NO 105 debt during the third quarter of 2017.

Tangible Equity Units (“TEUs”)

In April 2014, we issued 11,500,000 6.25% TEUs, each with a stated amount of $25. Each TEU consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that had an initial principal amount of $4.1266 per Amortizing Note and bore interest at a rate of 7.75% per annum and had a final scheduled installment payment date of April 1, 2017.

The prepaid common stock purchase contracts were accounted for as capital in excess of par value totaling $240 million in our Consolidated Balance Sheets. Each prepaid common stock purchase contract automatically settled on or about April 3, 2017. On or about that date, we delivered 40.8 million shares of our common stock to holders of the TEU prepaid common stock purchase contracts, based on the settlement rate of 3.5496 shares per unit.

Receivables Factoring Facility

In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirectly 100% owned subsidiaries, entered into a 364 day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount rate of LIBOR plus an applicable margin of 4.25%, of certain receivables to a designated purchaser without recourse.  The facility provides for customary representations and warranties and compliance with customary covenants. JRM Mexico’s obligations in connection with the receivables purchase agreement are guaranteed by McDermott International, Inc.

During the first quarter of 2017, we sold approximately $2 million of receivables.

Vendor Equipment Financing

In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. The equipment financing agreement contains various customary affirmative covenants, as well as specific affirmative covenants, including the pledge of specific equipment.  The equipment financing agreement also requires compliance with various negative covenants, including restricted use of the proceeds. At March 31, 2017, the total borrowing outstanding under this facility was approximately $16 million.

Unsecured Bilateral Lines of Credit

MDR has uncommitted lines of credit in place with Middle Eastern banks in support of our contracting activities in the Middle East. Bank guarantees issued under these agreements totaled $452 million and $359 million, as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, overall capacity under these arrangements totaled $625 million.

Surety Bonds

As of March 31, 2017 and December 31, 2016, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries JRM Mexico and McDermott, Inc. totaled $80 million and $79 million, respectively. As of March 31, 2017, overall uncommitted capacity under these arrangements totaled $300 million.

NOTE 10—PENSION AND POSTRETIREMENT BENEFITS

Net periodic cost (benefit) for our non-contributory qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) includes the following components:

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Interest cost	$4,991	$5,259	$290	$338
Expected return on plan assets	(4,907)	(5,003)	(345)	(397)
Net periodic (benefit) cost	$84	$256	$(55)	$(59)

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of Other non-operating income (expense), net in our Consolidated Statements of Operations.

As of March 31, 2017, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $23 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $5 million of deferred losses out of AOCI by March 31, 2018, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $294 million at March 31 2017, with maturities extending through February 2018. Of this amount, approximately $148 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment’s EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of March 31, 2017, the fair value of these contracts was in a net liability position totaling approximately $2 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31,	December 31,
	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,923	$2,631
Other assets	4	-
Total derivatives asset	$1,927	$2,631

Accounts payable	$3,410	$9,361
Other liabilities	38	4
Total derivatives liability	$3,448	$9,365

The Effects of Derivative Instruments on our Financial Statements

	March 31,
	2017	2016
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$5,602	$20,534
(Loss) gain reclassified from AOCI to Cost of operations	(3,515)	9,679
Ineffective portion and amount excluded from effectiveness testing gain (loss) recognized in Other non-operating income (expense), net	305	(1,205)

NOTE 12—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	March 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(1,521)	$(1,521)	$-	$(1,521)	$-
Non-recurring
Debt	(765,431)	(790,026)	-	(729,376)	(60,650)

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(6,734)	$(6,734)	$-	$(6,734)	$-
Non-recurring
Debt	(752,520)	(777,072)	-	(728,072)	(49,000)

The carrying value of all non-derivative financial instruments included in current assets (including cash, cash equivalents and restricted cash and accounts receivable) and current liabilities (including accounts payable but excluding short-term debt) approximates the applicable fair value due to the short maturity of those instruments.

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

Short-term and long-term debt—The fair value of debt instruments valued using a market approach based on quoted prices for similar instruments traded in active markets is classified as Level 2 within the fair value hierarchy.

Quoted prices were not available for the amortizing notes included within the TEUs or the NO 105 financing. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. These instruments are classified as Level 3 within the fair value hierarchy.

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

Fair Value Disclosure of Non-financial Assets

During the first quarter of 2016, we impaired our Agile vessel upon termination of it’s then-current charter in May 2016, given the lack of opportunities for that vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value, in accordance with ASC 360-10, Property, Plant and Equipment.

These are reported as a component of Other operating (income) expenses in our Consolidated Statements of Operations. Previously, Impairment loss was presented separately in our Consolidated Statements of Operations.

NOTE 13—STOCKHOLDERS’ EQUITY

The changes in the number of shares outstanding and treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2017	2016
Shares outstanding
Beginning balance	241,388,277	239,016,924
Common stock issued	2,586,578	1,907,215
Purchase of common stock	(933,060)	(569,999)
Ending balance	243,041,795	240,354,140

Shares held as Treasury shares
Beginning balance	8,302,004	7,824,204
Purchase of common stock	933,060	569,999
Retirement of common stock	(787,267)	(373,776)
Ending balance	8,447,797	8,020,427

Ordinary shares issued at the end of the period	251,489,592	248,374,567

Accumulated Other Comprehensive Income (Loss)

The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustments ("CTA")	$(41,843)	$(42,082)
Net unrealized gain on investments	288	269
Net loss on derivative financial instruments	(22,929)	(25,082)
Accumulated other comprehensive loss	$(64,484)	$(66,895)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative (1)		TOTAL
	(In thousands)
Balance, January 1, 2016	$(29,925)	$247	$(64,277)		$(93,955)
Other comprehensive income (loss) before reclassification	(3,343)	5	20,534		17,196
Amounts reclassified from AOCI	-	-	10,270	(2)	10,270
Net current period other comprehensive income	(3,343)	5	30,804		27,466
Balance, March 31, 2016	$(33,268)	$252	$(33,473)		$(66,489)

Balance, January 1, 2017	$(42,082)	$269	$(25,082)		$(66,895)
Other comprehensive income before reclassification	239	19	5,602		5,860
Amounts reclassified from AOCI	-	-	(3,449)	(2)	(3,449)
Net current period other comprehensive income	239	19	2,153		2,411
Balance, March 31, 2017	$(41,843)	$288	$(22,929)		$(64,484)

(1)	Refer to Note 11 for additional details.
(2)	Reclassified to Cost of operations and Other non-operating income (expense), net.

NOTE 14—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share amounts)
Net income (loss) attributable to McDermott International, Inc.	$21,916	$(2,172)

Weighted average common stock (basic)	241,829,988	239,137,912
Effect of dilutive securities:
Tangible equity units	38,000,936	-
Stock options, restricted stock and restricted stock units	2,454,671	-
Potential dilutive common stock	282,285,595	239,137,912
Net income (loss) per share attributable to McDermott International, Inc.
Basic:	$0.09	$(0.01)
Diluted:	$0.08	$(0.01)

Approximately 1.7 million and 2.6 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because inclusion of such shares would have been antidilutive in each of those periods.

For the three months ended March 31, 2016, potentially dilutive common stock for the settlement of our common stock purchase contracts, a component of our TEUs, of 40.9 million shares were considered in the calculation of fully diluted common stock. Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) totaling 4.8 million were also considered in the calculation of diluted weighted average shares for the three months ended March 31, 2016. However, due to our net loss position in that period, shares underlying TEUs, RSUs, and RSAs have not been reflected in the diluted earnings per share, because inclusion of those shares would have been antidilutive.

The common stock purchase contracts under the TEUs were settled on or about April 3, 2017, see Note 9, Debt.

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of waste to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

In 2013, we established a $6 million environmental reserve in connection with our plan to discontinue the utilization of our Morgan City fabrication facility.  We have incurred approximately $4 million for remediation activities. Based on our completed remediation activities, as well as our internal assessment, we believe no environmental remediation liability exists with respect to the Morgan City site. As a result, in 2016, we reversed our remaining environmental remediation obligation accrual.

Assets Retirement Obligations

Asset retirement obligations (“ARO”) are recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred.

At some sites, we are contractually obligated to decommission our fabrication facilities upon site exit. Currently, we are unable to estimate any ARO due to the indeterminate life of our fabrication facilities.  We regularly review the optimal future alternatives for our facilities. Any decision to retire one or more facilities will result in recording the present value of such obligations. As of March 31, 2017, no ARO is recorded.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2017, we had approximately $29 million of potential liquidated damages exposure, however no liability is recorded in our Consolidated Financial Statements. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for these liquidated damages. However, we may not achieve relief on some or all of the issues involved and as a result, could be subject to future liquidated damages.

NOTE 16—SEGMENT REPORTING

We disclose the results of each of our reportable segments in accordance with ASC 280, Segment Reporting. Each of the reportable segments is separately managed by a senior executive who is a member of our Executive Committee (“EXCOM”).  EXCOM is led by our Chief Executive Officer, who is the chief operating decision maker. Discrete financial information is available for each of the segments, and the EXCOM uses the operating results of each of the reportable segments for performance evaluation and resource allocation.

We manage reportable segments along geographic lines consisting of (1) AEA, (2) MEA and (3) ASA. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.”

Corporate and Other primarily reflects corporate expenses, certain centrally managed initiatives (such as restructuring charges), impairments, year-end mark-to-market (“MTM”) pension actuarial gains and losses, costs not attributable to a particular reportable segment and unallocated direct operating expenses associated with the underutilization of vessels, fabrication facilities and engineering resources.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses and equity in loss of unconsolidated affiliates.

Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues (1):
AEA	$28,131	$62,625
MEA	310,052	270,255
ASA	181,248	396,152
Total revenues:	$519,431	$729,032

Income before provision for income taxes:
Operating income (loss):
AEA	$183	$16,099
MEA	64,377	46,039
ASA	29,775	45,656
Segment operating income	94,335	107,794
Corporate and Other(2)	(38,350)	(71,801)
Total operating income	55,985	35,993
Interest expense, net	(17,706)	(11,238)
Other non-operating income (expense), net	614	(3,391)
Income before provision for income taxes	$38,893	$21,364

Capital expenditures(3):
AEA	$5,251	$2,585
MEA	5,852	2,234
ASA	3,512	27,008
Corporate and Other(4)	48,234	73
Total capital expenditures:	$62,849	$31,900

Depreciation and amortization:
AEA	$4,013	$10,319
MEA	7,903	5,346
ASA	7,575	6,618
Corporate and Other	1,890	2,259
Total depreciation and amortization:	$21,381	$24,542

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Corporate and Other operating results for the first quarter of 2017 and 2016 include a $3 million gain on sale of assets and $32 million impairment charge related to our Agile vessel, respectively.
(3)

Total capital expenditures represent expenditures for which cash payments were made during the period. Capital expenditures for the first quarter of 2017 and 2016 exclude $2 million in accrued liabilities related to capital expenditures outstanding as of beginning of each respective period.

(4)

Corporate and Other capital expenditures in the first quarter of 2017 include the purchase of the Amazon, a pipelay and construction vessel. Following the purchase we sold this vessel to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement, see Note 8, Sale Leaseback.

	March 31, 2017	December 31, 2016
	(In thousands)
Segment assets:
AEA	$527,583	$727,328
MEA	1,383,599	907,936
ASA	713,031	976,470
Corporate and Other	625,950	610,496
Total assets	$3,250,163	$3,222,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included in Item 1 of this report and the audited Consolidated Financial Statements and the related Notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on April 25, 2017 (the “April 25 Form 8-K”).

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

In addition, various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in the Notes to our Consolidated Financial Statements in Item 1 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this report, and in Legal Proceedings in Item 1 of Part II of this report and elsewhere in this report.

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, cash flows, net income or earnings per share;
•	outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
•	the outcome of our efforts to replace certain previously installed, supplier provided components on our Ichthys project in Australia and the continued profitable position of that project;
•

future project activities, including the commencement and subsequent timing of marine or installation campaigns on specific projects, and the ability of projects to generate sufficient revenues to cover our fixed costs;

•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;

•	expectations regarding the acquisition or divestiture of assets;
•	our ability to dispose of assets held for sale in a timely manner or for a price at or above net realizable value;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	the volatility of oil and gas prices;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;

•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses and forming and operating joint ventures;
•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content or similar requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this quarterly report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our 2016 Annual Report on Form 10-K filed with the SEC on February 21, 2017. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report and in our 2016 Annual Report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Business Segments and Results of Operations

Business Segments

We manage reportable segments along geographic lines consisting of (1) Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and Other.”

Segment operations

We use Operating income (loss) as our measure of profitability for segment reporting purposes. For additional financial information related to our reporting segments, as well as a reconciliation of segment operating income to income before provision for income taxes, as defined by generally accepted accounting principles (“GAAP”), see Note 16, Segment Reporting, to the accompanying Consolidated Financial Statements.

Three months ended March 31, 2017 vs three months ended March 31, 2016

Revenues

	Three Months ended March 31,
	2017	2016	Change
	(In thousands)			Percentage
Revenues:
AEA	$28,131	$62,625	$(34,494)	(55)%
MEA	310,052	270,255	39,797	15
ASA	181,248	396,152	(214,904)	(54)
Total revenues	$519,431	$729,032	$(209,601)	(29)%

Revenues decreased by 29%, or $210 million, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to decreases in our AEA and ASA segments, partially offset by an increase in our MEA segment.

AEA—Revenues decreased by 55%, or $34 million, due to a reduction in active projects in the first quarter of 2017 compared to the first quarter of 2016.

In the first quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	commencement of fabrication activity on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico, which was awarded in the second quarter of 2016; and
•	a front-end engineering and design project.

In the first quarter of 2016, a variety of projects and activities contributed to revenues, as follows:

•	hookup and commissioning activities associated with the PB Litoral project in Mexico, which was substantially complete in the first quarter of 2016;
•	marine campaigns executed by our DB 50 vessel on our Exxon Julia Subsea Tieback project in the Gulf of Mexico;
•	completion of pipe spooling on the LLOG Otis project in the Gulf of Mexico; and
•	fabrication activity on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

MEA—Revenues increased by 15%, or $40 million, in the first quarter of 2017 compared to the first quarter of 2016.

In the first quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	higher fabrication and marine activities on the lump-sum EPCI project under the second Saudi Aramco Long Term Agreement (“LTA II”);
•	pipelay installation and hookup activities executed by our DB 27 vessel on our KJO Hout project in the Divided Zone;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on our Saudi Aramco Karan-45 project;
•	increased fabrication activities undertaken on the Marjan power system cable replacement project for Saudi Aramco;
•	completion of the next phase of a large pipeline repair-related project in the Middle East;
•

a marine campaign executed by our Emerald Sea vessel and other vessels for tran-spooling, umbilical installation and hook-up activities on a pipeline, spool and risers for a flow assurance project in Qatar; and

•	engineering and fabrication activities on a Saudi Aramco project to supply nine jackets, which was awarded in the second quarter of 2016.

In the first quarter of 2016, activities on the following projects, which were either complete or were substantially complete in 2016, contributed to revenue, as follows:

•	the project to supply twelve jackets, and Safaniya Phase 2, both Saudi Aramco projects;
•	start up and completion of the initial scope of work on the large pipeline repair-related project in the Middle East; and
•	ADMA 4GI project in the U.A.E.

A marine campaign for cable installation and engineering activities on the LTA II projects also contributed to the first quarter 2016 revenue.

ASA—Revenues decreased by 54%, or $215 million, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to reduced activity on our Ichthys EPCI project in Australia, as the project progresses through the installation phase. This decrease was partially offset by progress on the Vashishta subsea field infrastructure development EPCI project work in India.

Segment Operating Income

Segment operating income is frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

	Three Months ended March 31,
	2017	2016	Change
	(In thousands)			Percentage
Segment operating income:
AEA	$183	$16,099	$(15,916)	(99)%
MEA	64,377	46,039	18,338	40
ASA	29,775	45,656	(15,881)	(35)
Total	$94,335	$107,794	$(13,459)	(12)%

Segment operating income decreased by $13 million in the first quarter of 2017 compared to the first quarter of 2016.

AEA—Segment operating income decreased by $16 million in the first quarter of 2017 compared to the first quarter of 2016.

The decrease in operating income was primarily due to a reduction in the number of active projects such as:

•	PB Litoral, an EPCI project in Mexico, which was completed in the first quarter of 2016; and
•	The Exxon Julia Subsea Tieback project in the Gulf of Mexico, which was completed in the first quarter of 2016.

Those decreases were partially offset by:

•	an increase in fabrication activity on the Abkatun-A2 platform;
•	a front-end engineering and design project; and
•	close-out improvements and recognition of approved change orders on certain completed projects.

MEA—Segment operating income was $64 million and $46 million in the first quarter of 2017 and 2016, respectively.

In the first quarter of 2017, a variety of projects and activities contributed to the operating income:

•	fabrication and marine activities progress on the lump-sum EPCI project under the LTA II;
•	marine hookup activities carried out during shutdown of the TP-1 platform on the Karan-45 project;
•	progress on the Marjan power systems cable replacement project; and
•	completion of the next phase on the large pipeline repair-related project in the Middle East.

In the first quarter of 2016, a variety of projects and activities contributed to the operating income, as follows:

•	the project to supply twelve jackets, the Safaniya Phase 2 project and the Marjan power systems cable replacement projects, and LTA-II, all with Saudi Aramco; and
•	commencement of the initial scope of work on the large pipeline-related EPCI project in the Middle East.

ASA—Segment operating income decreased by 35%, or $16 million, in first quarter of 2017 compared to the first quarter of 2016.

In the first quarter of 2017, a variety of projects and activities contributed to the operating income:

•

a net favorable change in estimates of approximately $9 million in the first quarter of 2017 compared to the first quarter of 2016, as discussed in Note 3, Use of Estimates, to the accompanying Consolidated Financial Statements; and

•	higher fabrication activity in 2017 on the Yamal project, which was substantially completed in the first quarter of 2017.

Reduced activity on our Ichthys project in Australia as the project progressed through the marine installation phase provided lower operating income in the first quarter of 2017 compared to 2016.

During the first quarter of 2017, our Vashishta project did not significantly contribute to our operating results.

The first quarter 2016 segment operating income also included close-out improvements from our Brunei Shell Petroleum pipeline-replacement project, which was completed in 2015.

At December 31, 2016, on our Ichthys project in Australia, we reported a $34 million increase in our estimated costs at completion and a $10 million possible additional increase due to a failure identified in a supplier-provided subsea-pipe connector component which we had previously installed. We discussed various options for replacing components with the customer and developed a remediation plan. At March 31, 2017, we believe the increase in estimated costs at completion for the project, as a whole, to replace the components will be approximately $35 million. During the quarter, we began to mitigate this risk and now believe the range of reasonably possible additional increase in costs has decreased to $5 million as compared to $10 million at December 31, 2016. We expect the project to remain in an overall profitable position.

Other items in Operating Income

Corporate and Other

	Three Months ended March 31,
	2017	2016	Change
	(In thousands)			Percentage
Corporate and Other	$(38,350)	$(71,801)	$33,451	47%

Corporate and Other expenses were $38 million and $72 million in the first quarter of 2017 and 2016, respectively. The decrease in Corporate and Other expenses was primarily due to:

•

a $32 million non-cash impairment charge related to our marine assets recorded in the first quarter of 2016, as discussed in Note 12, Fair Value Measurement, to the accompanying Consolidated Financial Statements, not repeated in the first quarter of 2017;

•

$6 million of restructuring expense recorded in the first quarter of 2016, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements. The associated restructuring programs were substantially complete in 2016; and

•	$3 million gain recognized on sale of assets in the first quarter of 2017.

Those decreases were partially offset by lower cost recovery associated with certain vessels due to a reduction in active projects in our AEA and ASA segments.

Other Non-operating items

Interest expense, net— Interest expense, net was $18 million and $11 million in the first quarter of 2017 and 2016, respectively.  Increase in interest expense was primarily due to lower interest capitalization in the first quarter of 2017 compared to the first quarter of 2016. The DLV 2000 vessel, which was previously under construction, was deployed to our fleet in the second quarter of 2016.

Provision for income taxes—For the three months ended March 31, 2017, the Company recognized income before provision for income taxes of $39 million, compared to $21 million in the three months ended March 31, 2016.  In the aggregate, the provision for income taxes was $11 million and $19 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in the provision for income taxes was primarily driven by increased mix of income in favorable tax jurisdictions, partially offset by losses in certain jurisdictions where we did not recognize a tax benefit.  In addition, as a result of the final settlement of certain tax matters, we recognized a $3 million tax benefit related to an uncertain tax position taken in prior periods associated with our activity in the Middle East.

Net income attributable to noncontrolling interest— Net income attributable to noncontrolling interests was $2 million in the first quarter of 2017. Net loss attributable to noncontrolling interests in the first quarter of 2016 was not material. The increase was primarily due to higher profitability on one of our joint ventures in Indonesia.

Backlog

The following table summarizes changes to our backlog (in thousands):

Backlog at January 1, 2017	$4,321,851
Bookings from new awards	9,226
Additions and reductions on existing contracts	86,711
Less: Amounts recognized in revenues	519,431
Backlog at March 31, 2017(1)	$3,898,357

(1)	At March 31, 2017, approximately 69% of this backlog revenue was attributable to Saudi Aramco

Our backlog by segment was as follows:

	March 31, 2017
	(in approximate millions)
AEA	$514	13%
MEA	2,813	72%
ASA	571	15%
Total Backlog	$3,898	100%

Of the March 31, 2017 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter
	(in approximate millions)
Total backlog	$2,525	$1,369	$4

For the full year of 2017, we expect to recognize $3 billion of revenue from the backlog existing at December 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $372 million of outstanding letters of credit issued under the LC Facility and $765 million of total debt, including current maturities, net of debt issuance costs of $11 million. In addition, as of March 31, 2017 we had $452 million of outstanding bank guarantees issued under uncommitted lines of credit and $80 million of surety bonds issued under general agreements of indemnity.

Tangible Equity Units (“TEUs”)—On or about April 3, 2017, in connection with the mandatory settlement of the purchase contracts underlying our previously outstanding TEUs, we delivered 40.8 million shares of our common stock to holders of the TEU prepaid common stock purchase contracts, based on the settlement rate of 3.5496 shares per unit.

Those TEUs were accounted for as capital in excess of par value totaling $240 million in our Consolidated Balance Sheets.

Credit Agreement—As of March 31, 2017, we were in compliance with the financial covenants under the Credit Agreement, as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.11x
Maximum total leverage ratio	4.5x	2.53x
Maximum secured leverage ratio	2x	0.78x

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

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(In millions)
Net Income (loss) attributable to McDermott International, Inc.	$21.9	$(0.5)	$16.1	$20.7
Adjustments:
Interest Expense (including interest capitalized)	18.5	18.3	18.0	13.2
Tax expense	10.8	(13.2)	16.0	19.8
Depreciation, drydock and amortization (excluding attributable to Nonguarantors)	20.3	24.8	26.7	23.4
Other items:
Equity (income) loss	3.9	1.2	(1.5)	(0.1)
(Gain) loss on assets disposal	(2.2)	0.1	(0.6)	(0.4)
Impairment loss	-	10.9	11.8	-
Restructuring - other expense	-	0.6	1.8	2.5
Pension (benefit) expense	0.2	(5.1)	0.2	0.3
Others	7.4	12.2	8.3	10.0
Total adjustments	$58.9	$49.8	$80.7	$68.7

Calculated Covenant EBITDA attributable to McDermott International, Inc.	$80.8	$49.3	$96.8	$89.4

Calculated Covenant EBITDA attributable to McDermott International, Inc. - Cumulative/TTM	$316.3

Receivables Factoring Facility—In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirectly 100% owned subsidiaries, entered into a 364-day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount rate of LIBOR plus an applicable margin of 4.25%, of certain receivables to a designated purchaser without recourse.  During the first quarter of 2017, we sold approximately $2 million of receivables.

Vendor Equipment Financing—In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. At March 31, 2017, the total borrowing outstanding under this facility was $16 million.

For additional information, see Note 9, Debt, to the accompanying Consolidated Financial Statements.

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2017, we had $642 million of cash, cash equivalents and restricted cash compared to $612 million as of December 31, 2016. At March 31, 2017, we had $70 million of cash in jurisdictions outside the U.S., principally in Indonesia, Malaysia, the United Arab Emirates, Norway and the United Kingdom. Approximately 9% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

At March 31, 2017, we had restricted cash and cash equivalents totaling $18 million compared to $16 million as of December 31, 2016. As of March 31, 2017 and December 31, 2016, we had an aggregate face amount of approximately $15 million and $16 million, respectively, of letters of credit outstanding supported by cash collateral.

Cash Flow Activities

Operating activities―Our net cash provided by operating activities was $48 million in the three months ended March 31, 2017, as compared to $59 million provided in the three months ended March 31, 2016.

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

In the first quarter of 2017, net cash provided by working capital was $15 million.

The components of working capital that provided cash are:

•	Accounts receivables—collections across all segments reduced our accounts receivable by $161 million; and
•	Accounts payable—increases of $95 million in accounts payable driven by projects progress across all segments.

Those increases were partially offset by a $241 million increase in Contracts in progress, net of Advance billings on contracts. Those were primarily due to:

•	progress on the Abkatun A-2 project in the AEA segment, Saudi Aramco LTA II project in the MEA segment and Vashishta project in the ASA segment; and
•	cash utilized by our Ichthys project as the project progressed through the marine installation phase.

We believe our anticipated future operating cash flow, capacity under our credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.

Investing activities―Our net cash used in investing activities was $7 million in the three months ended March 31, 2017, compared to net cash used in investing activities of $36 million in the three months ended March 31, 2016. These cash uses in both periods primarily related to capital expenditures. Net cash used in investing activities in the first quarter of 2017 also included the sale lease back of the Amazon vessel discussed below.

Financing activities―Our net cash used in financing activities was $12 million in the three months ended March 31, 2017, as compared to net cash used in financing activities of $7 million in the three months ended March 31, 2016. Net cash used in 2017 and 2016 was primarily attributable to repayment of debt and the repurchase of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

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

Capital expenditures for the three months ended March 31, 2017 were $63 million, as compared to $32 million for the three months ended March 31, 2016. Capital expenditures for the three months ended March 31, 2017 were primarily attributable to the purchase of the pipelay and construction vessel, the Amazon. Following the purchase, we sold the Amazon to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement with the purchaser. For additional information, see Note 8, Sale Leaseback, to the accompanying Consolidated Financial Statements.

Capital expenditures for the three months ended March 31, 2016 were primarily attributable to the construction of the DLV 2000 and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates impact on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on April 25, 2017.

See Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying unaudited Consolidated Financial Statements for a discussion of the potential impact of new accounting standards on our unaudited Consolidated Financial Statements.

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

We have exposure to changes in interest rates under the Term Loan. As of March 31, 2017, we had no material future earnings or cash flow exposures from changes in interest rates on our other outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates as of March 31, 2017 (in thousands):

	Years Ending December 31,
	2017	2018	2019	2020	2021	Total	Fair Value at March 31, 2017
Long-term Debt — fixed rate	$42,393	$16,122	$1,346	$-	$500,000	$559,861	$570,025
Average Interest Rate	7.83%	7.97%	8.00%	8.00%	8.00%
Long-term Debt — floating rate	2,250	3,000	211,500	-	-	216,750	220,001
Average Interest Rate	8.87%	9.21%	9.35%	-

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at March 31, 2017 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands):

Maturing during 2017

Foreign Currency	Notional Value at March 31, 2017	Fair Value at March 31, 2017	Average Contractual Exchange Rate
Australian Dollar	$99,460	$(2,194)	0.7831
Danish Krone	8,166	(55)	6.8764
Euros	90,707	(689)	1.0824
Indian Rupee	12,529	893	70.4609
Norwegian Kroner	14,881	(140)	8.4870
Pound Sterling	14,778	(112)	1.2666
Singapore Dollar	519	8	1.4174
Swiss Frank	2,792	(5)	0.9956

Maturing during 2018

Foreign Currency	Notional Value at March 31, 2017	Fair Value at March 31, 2017	Average Contractual Exchange Rate
Australian Dollar	$12,203	$(38)	0.7627
Euros	1,560	(10)	1.0946
Pound Sterling	826	7	1.2561

Forward Contracts to Sell Foreign Currencies for U.S. Dollars (in thousands):

Maturing during 2017

Foreign Currency	Notional Value at March 31, 2017	Fair Value at March 31, 2017	Average Contractual Exchange Rate
Australian Dollar	$5,082	$13	0.7665
Euros	8,522	179	1.0974
Pound Sterling	21,861	622	8.3214

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 15 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

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

4.1*

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan (incorporated by reference to Exhibit 4.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.2*

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.3*

Third Supplemental Indenture and Guarantee, dated as of January 27, 2017, among McDermott Asia Pacific Sdn. Bhd., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent  (incorporated by reference to Exhibit 4.25 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.4*

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan (incorporated by reference to Exhibit 4.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.5*

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.6*

Fourth Supplemental Indenture and Guarantee, dated as of February 15, 2017, among McDermott (Amazon Chartering), Inc., McDermott International Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.28 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.1*

Form of 2014 Amended and Restated Performance Share Grant Agreement (incorporated by reference to Exhibit 10.30 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.2*	Form of 2017 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.3*	Form of 2017 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit Number	Description

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2017

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ CHRISTOPHER A. KRUMMEL
Christopher A. Krummel Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.1*

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan (incorporated by reference to Exhibit 4.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.2*

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.3*

Third Supplemental Indenture and Guarantee, dated as of January 27, 2017, among McDermott Asia Pacific Sdn. Bhd., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent  (incorporated by reference to Exhibit 4.25 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.4*

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the LC Facility and the Term Loan (incorporated by reference to Exhibit 4.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.5*

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.6*

Fourth Supplemental Indenture and Guarantee, dated as of February 15, 2017, among McDermott (Amazon Chartering), Inc., McDermott International Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.28 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.1*

Form of 2014 Amended and Restated Performance Share Grant Agreement (incorporated by reference to Exhibit 10.30 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.2*	Form of 2017 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.3*	Form of 2017 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit Number	Description

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.