Form 10-Q
period 2017-06-30
MCDERMOTT INTERNATIONAL INC
filed 2017-07-25
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding at July 21, 2017 was 283,975,398.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Revenues	$788,673	$706,627	$1,308,104	$1,435,659

Costs and Expenses:
Cost of operations	650,449	595,343	1,079,039	1,211,345
Research and development expenses	821	99	1,301	130
Selling, general and administrative expenses	50,022	52,075	86,609	90,403
Other operating (income) expenses, net	182	2,122	(2,029)	40,800
Total costs and expenses	701,474	649,639	1,164,920	1,342,678

Operating income	87,199	56,988	143,184	92,981

Other expense:
Interest expense, net	(21,204)	(12,655)	(38,910)	(23,893)
Other non-operating expense, net	(2,491)	(2,851)	(1,877)	(6,242)
Total other expense, net	(23,695)	(15,506)	(40,787)	(30,135)

Income before provision for income taxes	63,504	41,482	102,397	62,846

Provision for income taxes	22,918	19,804	33,689	39,134

Income before income (loss) from Investments in Unconsolidated Affiliates	40,586	21,678	68,708	23,712

Income (loss) from Investments in Unconsolidated Affiliates	(4,127)	127	(8,054)	(4,351)

Net income	36,459	21,805	60,654	19,361

Less: Net income attributable to noncontrolling interest	46	1,148	2,325	876

Net income attributable to McDermott International, Inc.	$36,413	$20,657	$58,329	$18,485

Net income per share attributable to McDermott International, Inc.:
Basic	$0.13	$0.09	$0.22	$0.08
Diluted	$0.13	$0.07	$0.21	$0.07

Shares used in the computation of net income per share:
Basic	282,660,314	240,338,540	262,438,822	239,739,204
Diluted	284,982,270	284,909,414	284,122,560	283,132,238

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$36,459	$21,805	$60,654	$19,361
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	20	12	39	17
Gain on derivatives	8,504	4,621	10,639	35,412
Foreign currency translation	(231)	(4,027)	8	(7,370)
Other comprehensive income, net of tax	8,293	606	10,686	28,059
Total comprehensive income	44,752	22,411	71,340	47,420
Less: Comprehensive income attributable to noncontrolling interests	82	1,140	2,343	855
Comprehensive income attributable to McDermott International, Inc.	$44,670	$21,271	$68,997	$46,565

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$393,726	$595,921
Restricted cash and cash equivalents	15,154	16,412
Accounts receivable—trade, net	331,327	334,384
Accounts receivable—other	40,239	36,929
Contracts in progress	619,164	319,138
Other current assets	38,047	29,599
Total current assets	1,437,657	1,332,383
Property, plant and equipment	2,617,382	2,586,179
Less accumulated depreciation	(939,651)	(898,878)
Property, plant and equipment, net	1,677,731	1,687,301
Accounts receivable—long-term retainages	92,797	127,193
Investments in Unconsolidated Affiliates	12,138	17,023
Deferred income taxes	18,748	21,116
Other assets	52,377	37,214
Total assets	$3,291,448	$3,222,230

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$13,807	$48,125
Accounts payable	434,954	173,203
Accrued liabilities	340,613	277,584
Advance billings on contracts	66,148	192,486
Income taxes payable	26,786	17,945
Total current liabilities	882,308	709,343
Long-term debt	526,692	704,395
Self-insurance	17,734	16,980
Pension liabilities	19,043	19,471
Non-current income taxes	60,341	60,870
Other liabilities	124,834	115,703
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 292,469,416 and 249,690,281 shares, respectively	292,469	249,690
Capital in excess of par value	1,656,231	1,695,119
Accumulated deficit	(168,438)	(226,767)
Accumulated other comprehensive loss	(56,191)	(66,895)
Treasury stock, at cost: 8,494,018 and 8,302,004 shares, respectively	(96,244)	(94,957)
Stockholders' Equity—McDermott International, Inc.	1,627,827	1,556,190
Noncontrolling interest	32,669	39,278
Total equity	1,660,496	1,595,468
Total liabilities and equity	$3,291,448	$3,222,230

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$60,654	$19,361
Non-cash items included in net income:
Depreciation and amortization	49,685	48,929
Impairment loss	-	32,311
Stock-based compensation charges	11,838	9,242
Loss from investments in Unconsolidated Affiliates	8,054	4,351
Other non-cash items	12,375	4,948
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	37,453	(30,835)
Contracts in progress, net of Advance billings on contracts	(410,678)	67,698
Accounts payable	260,091	(65,212)
Accrued and other current liabilities	68,722	(45,523)
Other assets and liabilities, net	(8,011)	30,520
Total cash provided by operating activities	90,183	75,790

Cash flows from investing activities:
Purchases of property, plant and equipment	(80,922)	(170,674)
Proceeds from asset dispositions	55,391	388
Investments in Unconsolidated Affiliates	(1,300)	(4,105)
Total cash used in investing activities	(26,831)	(174,391)

Cash flows from financing activities:
Repayment of debt	(230,509)	(88,845)
Payment of debt and letter of credit issuance cost	(18,784)	(8,211)
Acquisition of NCI	(10,652)	-
Repurchase of common stock	(7,020)	(2,572)
Total cash used in financing activities	(266,965)	(99,628)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	160	(601)
Net decrease in cash, cash equivalents and restricted cash	(203,453)	(198,830)
Cash, cash equivalents and restricted cash at beginning of period	612,333	781,645
Cash, cash equivalents and restricted cash at end of period	$408,880	$582,815

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
		(Unaudited)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2017	$249,690	$1,695,119	$(226,767)	$(66,895)	$(94,957)	$1,556,190	$39,278	$1,595,468
Net income	-	-	58,329	-	-	58,329	2,325	60,654
Other comprehensive income (loss), net of tax	-	-	-	10,704	-	10,704	(18)	10,686
Common stock issued	43,584	(43,584)	-	-	-	-	-	-
Stock-based compensation charges	-	8,519	-	-	-	8,519	-	8,519
Purchase of treasury shares	-	-	-	-	(7,020)	(7,020)	-	(7,020)
Retirement of common stock	(805)	(4,928)	-	-	5,733	-	-	-
Acquisition of NCI	-	2,121	-	-	-	2,121	(8,896)	(6,775)
Other	-	(1,016)	-	-	-	(1,016)	(20)	(1,036)
Balance at June 30, 2017	$292,469	$1,656,231	$(168,438)	$(56,191)	$(96,244)	$1,627,827	$32,669	$1,660,496

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“MDR”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these Notes to our Consolidated Financial Statements, unless the context otherwise indicates, “we,” “us” and “our” mean MDR and its consolidated subsidiaries.

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

In addition, in the first quarter of 2017, we implemented certain changes to our financial reporting structure. Corporate expenses, certain centrally managed initiatives (such as restructuring charges), impairments, year-end mark-to-market pension actuarial gains and losses, costs not attributable to a particular reportable segment, and unallocated direct operating expenses associated with the underutilization of vessels, fabrication facilities and engineering resources, are no longer apportioned to our reportable segments. Those expenses are reported under “Corporate and Other.” Previously reported segment financial information has been adjusted to reflect this change, see Note 16, Segment Reporting.

Accounting Guidance Issued But Not Adopted as of June 30, 2017

Stock Compensation—In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-07, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The general model for modifications of share-based payment awards is to record the incremental value arising from a change as additional compensation cost. This guidance clarifies situations in which the existing award is not probable of vesting, and a modification gives rise to a new measurement date; no change in the total compensation cost recognized for an existing award will be required if there is no change to the fair value, vesting conditions and classification of the award. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our future Consolidated Financial Statements or related disclosures.

Pension and Postretirement Benefits—In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. This ASU requires bifurcation of certain components of net pension and postretirement benefit cost (“benefit costs”) in the Consolidated Statements of Operations. The service cost components are required to be presented in operating income and the remaining components are required to be presented outside of operating income. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted.  Upon future adoption of this guidance, benefit costs, excluding service costs component, will be included in Other non-operating income (expense), net in our Consolidated Statements of Operations. Currently, all components of benefit costs are reported in Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of June 30, 2017, total unapproved change orders included in our estimates at completion aggregated approximately $94 million, of which approximately $13 million was included in backlog. As of June 30, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $122 million, of which approximately $24 million was included in backlog.

Claims Revenue

The amount of revenues included in our estimates at completion (i.e., contract values) associated with claims was $10 million and $16 million as of June 30, 2017 and 2016, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue or associated costs in their financial results for the three and six months ended June 30, 2017 and 2016.

None of the claims included in our estimates at completion at June 30, 2017 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

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

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. In our Consolidated Balance Sheets, the provision for estimated losses on all active uncompleted projects is included in “Advance billings on contracts.”

As of June 30, 2017, KJO Hout, an EPCI project in our MEA segment, was in an estimated overall $9 million loss position. The project is expected to be substantially completed in the second half of 2017.

As of June 30, 2017 and December 31, 2016, the remaining provision for estimated losses to be recognized on all active uncompleted projects in our Consolidated Balance Sheets was not material.

NOTE 3—USE OF ESTIMATES

The following is a discussion of our most significant changes in estimates that impacted segment operating income for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017

Segment operating income for the three months ended June 30, 2017 was positively impacted by net favorable changes in estimates totaling approximately $32 million, primarily in our MEA and ASA segments.

Americas, Europe and Africa Segment (“AEA”)—This segment was impacted by net unfavorable changes in estimates aggregating approximately $4 million on multiple projects, none of which individually were material.

Middle East Segment (“MEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $20 million, primarily due to:

•	productivity improvements and associated cost savings during a marine hookup campaign and benefits from a change in estimate to complete a project in the Middle East;
•	cost savings associated with productivity improvements on multiple Saudi Aramco projects, none of which were individually material; and
•	changes in estimate to complete a large pipeline repair project in the Middle East.

Those favorable net changes were partially offset by:

•	higher fabrication costs on a lump-sum EPCI project under the second Saudi Aramco Long-Term Agreement (“LTA II”); and
•	increases in costs to complete the 9 Jackets Saudi Aramco project due to weather downtime, including increased vessel demobilization and mobilization costs.

Asia Segment (“ASA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million, primarily due to the change in estimates associated with efficient project execution and productivity improvements on multiple projects which were individually not material.

In addition, during the second quarter of 2017, on the Ichthys project in Australia, we commenced replacing the supplier-provided subsea-pipe connector components, and the diving intervention was completed on July 7, 2017. Residual work is planned for the second half of 2017. The current estimated costs to replace the supplier-provided subsea-pipe connector components, at the completion of the project, is less than our December 31, 2016 estimate of $34 million, which has been reflected in the project’s total estimated costs at completion. Furthermore, we took action to mitigate the risk of possible additional increases in these costs. We expect the project to remain in an overall profitable position.

Six months ended June 30, 2017

Segment operating income for the six months ended June 30, 2017 was positively impacted by net favorable changes in estimates totaling approximately $79 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $1 million on multiple projects, none of which individually were material.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $36 million, primarily due to:

•	productivity improvements and associated cost savings during a marine hookup campaign and reduction in estimated costs to complete two projects in the Middle East, including a Saudi Aramco project;
•	marine campaign cost savings associated with productivity improvements, which were partially offset by higher fabrication costs on a lump-sum EPCI project under the LTA II;
•

close-out improvements associated with the first phase of a large pipeline repair project in the Middle East, which was completed in 2016, and a change in estimate to complete the next phase of this project; and

•	cost savings associated with productivity improvements on multiple Saudi Aramco projects, none of which were individually material.

Those favorable net changes in estimates were partially offset by increases in costs to complete the 9 Jackets Saudi Aramco project, due to weather downtime, including increased vessel demobilization and mobilization costs.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $42 million, primarily due to changes in estimates driven by productivity improvements and associated cost savings and agreement on outstanding change orders on active and completed projects.

In addition, as of December 31, 2016, on the Ichthys project in Australia, we reported a $34 million increase in our estimated costs at completion due to a failure identified in a supplier-provided subsea-pipe connector component that we had previously installed, and we identified possible additional increases of up to $10 million, due to potential need for alternative installation methods. We investigated the cause of the failure and developed a remediation plan in conjunction with the customer, and we commenced offshore replacement in June 2017. As of June 30, 2017, the work under the remediation plan has progressed well, and the diving intervention was completed on July 7, 2017. Residual work is planned for the second half of 2017. The current estimated costs to replace the supplier-provided subsea-pipe connector components, at the completion of the project, is less than our December 31, 2016 estimate. Furthermore, we took action to mitigate the risk of possible additional increases in these costs. We expect the project to remain in an overall profitable position.

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

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $10 million, primarily due to:

•	productivity improvements and associated cost savings related to the Intermac 406 and DB 27 vessels, both associated with Saudi Aramco projects; and
•	other miscellaneous projects, which individually were not material.

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

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $23 million, primarily due to:

•	successful execution and close-out improvements on two significant projects, PB Litoral and Exxon Julia Subsea Tieback;
•	productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico; and
•	a reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

Those changes were partially offset by net unfavorable changes, none of which were material individually.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $17 million, primarily due to:

•	productivity improvements and associated cost savings related to the DB 27 and the Intermac 406 vessels, both associated with Saudi Aramco projects; and
•	other miscellaneous projects, none of which were material individually.

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

Restructuring expenses are reported as a component of Other operating (income) expenses, net in our Consolidated Statements of Operations. Previously, restructuring expenses were presented separately in our Consolidated Statements of Operations.

The following table presents restructuring costs incurred in the second quarter of 2016 and from inception, by major cost type. No restructuring costs were incurred during 2017.

	Three months ended	Six months ended	From inception to
	June 30, 2016		June 30, 2017
	(in thousands)
Americas Restructuring	$(1,500)	$(1,500)	$44,194

McDermott Profitability Initiative
Severance and other personnel-related costs	992	1,425	17,807
Asset impairment and disposal	-	-	7,471
Legal and other advisor fees	49	222	11,639
Other	1,541	2,436	10,045
	2,582	4,083	46,962
Additional Overhead Reduction
Severance and other personnel-related costs	1,073	4,044	5,012
Legal and other advisor fees	240	1,968	2,768
Other	89	256	385
	1,402	6,268	8,165

Total	$2,484	$8,851	$99,321

NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$393,726	$595,921
Restricted cash and cash equivalents	15,154	16,412
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$408,880	$612,333

A majority of our restricted cash balances serve as collateral for letters of credit, discussed in Note 9, Debt.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―A summary of contract receivables is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Contract receivables:
Contracts in progress	$245,341	$245,604
Completed contracts	24,755	40,345
Retainages	70,922	58,431
Unbilled(1)	4,303	4,303
Less allowances	(13,994)	(14,299)
Accounts receivable—trade, net	$331,327	$334,384

(1)	This amount relates to a project milestone billing for which we are awaiting the customer’s final acceptance certificate. We expect to receive the final acceptance certificate during 2017.

Retainages—Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	June 30, 2017	December 31, 2016
	(in thousands)
Retainages expected to be collected within one year	$70,922	$58,431
Retainages expected to be collected after one year	92,797	127,193
Total retainages	$163,719	$185,624

NOTE 7—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

A detail of the components of contracts in progress and advance billings on contracts is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Costs incurred less costs of revenue recognized	$78,291	$119,688
Revenues recognized less billings to customers	540,873	199,450
Contracts in Progress	$619,164	$319,138

Billings to customers less revenue recognized	$161,083	$42,637
Costs incurred less costs of revenue recognized	(94,935)	149,849
Advance Billings on Contracts	$66,148	$192,486

NOTE 8—SALE LEASEBACK

In January 2017, we purchased the pipelay and construction vessel, the Amazon, for a total cash consideration of approximately $52 million. Following the purchase, we sold the Amazon to an unrelated third party for total cash consideration of $52 million and simultaneously entered into an 11-year bareboat charter agreement with the purchaser. The bareboat charter agreement provides us with options (exercisable periodically over the charter term) to purchase the Amazon, at a predetermined value.  We accounted for the transaction as a sale leaseback and are treating the bareboat charter agreement as an operating lease.  As the proceeds from the sale equaled the carrying value of the vessel, no gain or loss was recognized.  The annual charter obligation is $3 million through 2018, when it will increase to $8 million annually for the remainder of the charter term.

NOTE 9—DEBT

The carrying values of our long-term debt obligations, net of unamortized debt issuance costs of $6 million and $14 million as of June 30, 2017 and December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Senior Notes	$494,230	$493,461
North Ocean 105 construction financing	28,595	31,877
Vendor equipment financing	15,686	-
Term Loan	-	212,070
Amortizing Notes	-	7,932
Other	1,988	7,180
	540,499	752,520
Less: Amounts due within one year	13,807	48,125
Total long-term debt	$526,692	$704,395

Amended and Restated Credit Agreement

On June 30, 2017, we repaid all outstanding term loans, with an outstanding principal amount of approximately $217 million, under our credit agreement dated April 16, 2014 (the “Prior Credit Agreement”), and we amended and restated the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent.  All letters of credit outstanding under the Prior Credit Agreement were deemed issued under the Credit Agreement.

The Credit Agreement includes $810 million of commitments from the lenders, the full amount of which is available for the issuance of letters of credit, and $300 million of which is available for revolving loans. The senior secured credit facility established by the Credit Agreement is scheduled to mature in June 2022, unless we do not repay in full, by December 1, 2020, our $500 million second-lien notes due in April 2021, in which case the Credit Agreement will mature on December 1, 2020.

The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment thereunder, subject to an aggregate maximum of $1 billion for all commitments under the Credit Agreement.  Any such increase in the commitments will not increase the $300 million sublimit for revolving loans.

The indebtedness and other obligations under the Credit Agreement are unconditionally guaranteed on a senior secured basis by substantially all of our wholly owned subsidiaries, other than our captive insurance subsidiary and certain other designated subsidiaries (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by first-priority liens on substantially all of our and the Guarantors’ assets, including certain vessels and bank accounts.

Other than mandatory commitment reductions and prepayments in connection with certain asset sales, casualty events, and incurrences of debt not permitted by the Credit Agreement, the Credit Agreement requires only periodic interest payments until maturity. We may prepay all revolving loans under the Credit Agreement at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Revolving loans under the Credit Agreement bear interest at our option at either the Eurodollar rate plus a margin ranging from 3.75% to 4.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 2.75% to 3.25% per year. The applicable margin varies depending on our leverage ratio (as defined in the Credit Agreement). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Credit Agreement.  Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and a participation fee of (i) between 3.75% to 4.25% per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% per year in respect of performance letters of credit, in each case depending on our leverage ratio. We also pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

In connection with the Credit Agreement we incurred approximately $21 million of debt issuance costs. On the Consolidated Balance Sheets, those costs are reflected as an asset.

As of June 30, 2017, the applicable margin for revolving loans was 4.0% for Eurodollar-rate loans and 3.0% for base-rate loans, and the letter of credit fee for financial letters of credit was 4.0% and for performance letters of credit was 2.0%.

The Credit Agreement includes the following financial covenants, defined in the Credit Agreement, which will be tested on a quarterly basis and, in respect of the collateral coverage ratio described below, on both a quarterly basis and on any date that a mortgaged vessel is sold:

•	the maximum permitted leverage ratio is (1) 3.50 to 1.00 for each fiscal quarter ending on or before December 31, 2019 and (2) 3.25 to 1.00 for each fiscal quarter ending after December 31, 2019;
•	the minimum fixed charge coverage ratio is 1.15 to 1.00;
•	the minimum liquidity is $100 million;
•	the minimum collateral coverage ratio is 1.20 to 1.0; and
•

the principal amount of revolving loans outstanding under the Credit Agreement cannot exceed the sum of 75% of our net trade accounts receivable plus the amount of our cash and cash equivalents subject to the control of the collateral agent under the Credit Agreement (this is also a condition to each revolving loan borrowing).

In addition, the Credit Agreement contains various covenants that, among other restrictions, limits our ability, and the ability of each of our subsidiaries, to: (1) incur or assume indebtedness; (2) grant or assume liens; (3) make acquisitions or engage in mergers; (4) sell, transfer, assign or convey assets; (5) make investments; (6) repurchase equity and make dividends and certain other restricted payments; (7) change the nature of our business; (8) engage in transactions with affiliates; (9) enter into burdensome agreements; (10) modify organizational documents; (11) enter into sale and leaseback transactions; (12) make capital expenditures; (13) enter into speculative hedging contracts; and (14) make prepayments on certain junior debt.

The Credit Agreement contains events of default that we believe are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. In addition, if any event of default exists under the Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement at the applicable time, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

As of June 30, 2017, the aggregate amount of letters of credit issued and outstanding under the Credit Agreement was $333 million, included in which were $24 million of financial letters of credit, and there were no revolving loans outstanding under the Credit Agreement. As of December 31, 2016, under the Prior Credit Agreement, the aggregate amount of letters of credit issued and outstanding was $442 million.

The Credit Agreement permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the Credit Agreement. As of June 30, 2017, we had bilateral arrangements to issue cash collateralized letters of credit of $175 million. As of June 30, 2017 and December 31, 2016, we had an aggregate face amount of approximately $15 million and $16 million of such letters of credit outstanding supported by cash collateral. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets. During the first six months of 2017, the maximum amount of cash collateral used to support bilateral letters of credit was $166 million.

As of June 30, 2017, we were in compliance with all of the financial covenants set forth in the Credit Agreement.

Senior Notes

In April 2014, we issued $500 million in aggregate principal amount of 8.00% senior secured notes due 2021 (the “Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014. The Notes are scheduled to mature on May 1, 2021.  The Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Notes are secured on a second-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.  The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on capital stock or purchase or redeem subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Many of those covenants would become suspended if the Notes were to attain an investment grade rating from both Moody’s Investors Service, Inc. and S&P Global Ratings and no default has occurred.  For additional information relating to the Notes, see Note 10, Debt, to the Consolidated Financial Statements included in the April 25 Form 8-K.

North Ocean Financing

NO 105―On September 30, 2010, McDermott International Inc., as guarantor, and North Ocean 105 AS, in which we then had a 75% ownership interest, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of North Ocean 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of North Ocean 105 AS. The financing agreement requires principal repayment in 17 consecutive semiannual installments, which commenced on October 1, 2012.

In the second quarter of 2017 we exercised our option under the North Ocean 105 AS joint venture agreement and purchased the 25% ownership interest of Oceanteam ASA (“Oceanteam”) in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from North Ocean 105 AS to Oceanteam (which had been issued in connection with a dividend declared by North Ocean 105 AS in 2016). For further discussion, see Note 13, Stockholders’ Equity.

The Credit Agreement eliminated the Prior Credit Agreement’s requirement for us to prepay by July 20, 2017 the North Ocean 105 borrowing and to mortgage the NO 105 vessel in favor of the lenders.

Tangible Equity Units (“TEUs”)

In April 2014, we issued 11,500,000 6.25% TEUs, each with a stated amount of $25. Each TEU consists of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that had an initial principal amount of $4.1266 per Amortizing Note and bore interest at a rate of 7.75% per annum and had a final scheduled installment payment date of April 1, 2017, which we repaid in full.

The prepaid common stock purchase contracts were accounted for as capital in excess of par value totaling $240 million in our Consolidated Balance Sheets. Each prepaid common stock purchase contract automatically settled in April 2017. We delivered 40.8 million shares of our common stock to holders of the TEU prepaid common stock purchase contracts, based on the settlement rate of 3.5496 shares per unit.

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

During the first six months of 2017, we sold approximately $2 million of receivables under the receivables purchase agreement.

Vendor Equipment Financing

In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. The equipment financing agreement contains various customary affirmative covenants, as well as specific affirmative covenants, including the pledge of specific equipment.  The equipment financing agreement also requires compliance with various negative covenants, including restricted use of the proceeds. At June 30, 2017, the total borrowing outstanding under this facility was approximately $16 million.

Unsecured Bilateral Lines of Credit

MDR has uncommitted lines of credit in place with Middle Eastern banks in support of our contracting activities in the Middle East. Bank guarantees issued under these agreements totaled $518 million and $359 million, as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, overall capacity under these arrangements totaled $625 million.

Surety Bonds

As of June 30, 2017 and December 31, 2016, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries JRM Mexico and McDermott, Inc. totaled $57 million and $79 million, respectively. As of June 30, 2017, overall uncommitted capacity under these arrangements totaled $300 million.

NOTE 10—PENSION AND POSTRETIREMENT BENEFITS

Net pension cost (benefit) recognized during each period presented relate to expected return on plan assets, net of interest costs, for our defined benefit pension plans.

Net periodic cost (benefit) for our qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) was as follows:

	Domestic Plans
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest cost	$4,991	$5,293	$9,982	$10,552
Expected return on plan assets	(4,907)	(5,001)	(9,814)	(10,004)
Net periodic (benefit) cost	$84	$292	$168	$548

	TCN Plan
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest cost	$290	$338	$580	$676
Expected return on plan assets	(345)	(397)	(690)	(794)
Net periodic (benefit) cost	$(55)	$(59)	$(110)	$(118)

We recognize actuarial gains and losses on defined benefit plans in our Consolidated Statements of Operations in the fourth quarter of each year at our annual measurement date of December 31, unless earlier remeasurements are required.

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

As of June 30, 2017, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $14 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $8 million of deferred losses out of AOCI by June 30, 2018, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $270 million at June 30, 2017, with maturities extending through March 2019. Of this amount, approximately $135 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment’s EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of June 30, 2017, the fair value of these contracts was in a net asset position totaling approximately $2 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	June 30,	December 31,
	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable—other	$3,543	$2,631
Total derivatives asset	$3,543	$2,631

Accounts payable	$1,283	$9,361
Other liabilities	24	4
Total derivatives liability	$1,307	$9,365

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,610	$(10,304)	$10,212	$10,230
(Loss) gain reclassified from AOCI to Cost of operations	784	14,932	(2,731)	24,611
Ineffective portion and amount excluded from effectiveness testing: loss recognized in Other non-operating expense	(1,225)	(344)	(919)	(1,549)

NOTE 12—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	June 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$2,236	$2,236	$-	$2,236	$-
Non-recurring
Debt	(540,499)	(552,037)	-	(505,310)	(46,727)

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(6,734)	$(6,734)	$-	$(6,734)	$-
Non-recurring
Debt	(752,520)	(777,072)	-	(728,072)	(49,000)

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

Quoted prices were not available for the NO 105 financing, vendor equipment financing or capital leases. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms and are classified as Level 3 within the fair value hierarchy.

Forward contracts—The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value forward contracts, which discounts future cash flows based on current market expectations and credit risk.

Fair Value Disclosure of Non-financial Assets

During the first quarter of 2016, we impaired our Agile vessel upon termination of its then-current charter in May 2016, given the lack of opportunities for that vessel. In connection with that decision, we recognized a non-cash impairment charge of $32 million during the first quarter of 2016, which equaled the vessel’s carrying value, in accordance with ASC 360-10, Property, Plant and Equipment.

These are reported as a component of Other operating (income) expenses, net in our Consolidated Statements of Operations. Previously, Impairment loss was presented separately in our Consolidated Statements of Operations.

NOTE 13—STOCKHOLDERS’ EQUITY

The changes in the number of shares outstanding and treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2017	2016
Shares outstanding
Beginning balance	241,388,277	239,016,924
Common stock issued	43,584,281	2,206,027
Purchase of common stock	(997,160)	(651,291)
Ending balance	283,975,398	240,571,660

Shares held as Treasury shares
Beginning balance	8,302,004	7,824,204
Purchase of common stock	997,160	651,291
Retirement of common stock	(805,146)	(400,701)
Ending balance	8,494,018	8,074,794

Ordinary shares issued at the end of the period	292,469,416	248,646,454

During the second quarter of 2017, we delivered 40.8 million shares of our common stock to holders of the prepaid common stock purchase contracts comprising part of the TEUs, based on the settlement rate of 3.5496 shares per unit. For further discussion see Note 9, Debt.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI included in stockholders’ equity are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustments ("CTA")	$(42,074)	$(42,082)
Net unrealized gain on investments	308	269
Net unrealized loss on derivative financial instruments	(14,425)	(25,082)
Accumulated other comprehensive loss	$(56,191)	$(66,895)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative (1)		TOTAL
For the Three Months Ended June 30, 2017	(In thousands)
Balance at April 1, 2017	$(41,843)	$288	$(22,929)		$(64,484)
Other comprehensive income (loss) before reclassification	(231)	20	4,610		4,399
Acquisition of NCI	-	-	2,284		2,284
Amounts reclassified from AOCI	-	-	1,610	(2)	1,610
Net current period other comprehensive income	(231)	20	8,504		8,293
Balance at June 30, 2017	$(42,074)	$308	$(14,425)		$(56,191)

For the Six Months Ended June 30, 2017
Balance at January 1, 2017	$(42,082)	$269	$(25,082)		$(66,895)
Other comprehensive income before reclassification	8	39	10,212		10,259
Acquisition of NCI	-	-	2,284		2,284
Amounts reclassified from AOCI	-	-	(1,839)	(2)	(1,839)
Net current period other comprehensive income	8	39	10,657		10,704
Balance at June 30, 2017	$(42,074)	$308	$(14,425)		$(56,191)

For the Three Months Ended June 30, 2016					-
Balance at April 1, 2016	$(33,268)	$252	$(33,473)		$(66,489)
Other comprehensive income (loss) before reclassification	(4,027)	12	(10,304)		(14,319)
Amounts reclassified from AOCI	-	-	14,933	(2)	14,933
Net current period other comprehensive income	(4,027)	12	4,629		614
Balance at June 30, 2016	$(37,295)	$264	$(28,844)		$(65,875)

For the Six Months Ended June 30, 2016
Balance at January 1, 2016	$(29,925)	$247	$(64,277)		$(93,955)
Other comprehensive income (loss) before reclassification	(7,370)	17	10,230		2,877
Amounts reclassified from AOCI	-	-	25,203	(2)	25,203
Net current period other comprehensive income	(7,370)	17	35,433		28,080
Balance at June 30, 2016	$(37,295)	$264	$(28,844)		$(65,875)

(1)	Refer to Note 11, Derivative Financial Instruments, for additional details.
(2)	Reclassified to Cost of operations and Other non-operating income (expense), net.

Noncontrolling Interest

North Ocean 105― In December 2010, J. Ray McDermott (Norway), AS (the “JRM”), one of our indirectly wholly owned subsidiaries, and Oceanteam entered into an Equity Owner’s Agreement (as amended to date, the “Equity Agreement”) to acquire a 75% interest in North Ocean 105 AS, the vessel-owning company. Under the Equity Agreement JRM was given an option to purchase Oceanteam ASA’s 25% ownership interest in the second quarter of 2017.

In the second quarter of 2017, we exercised our option under the Equity Agreement and purchased Oceanteam’s 25% interest in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from North Ocean 105 AS to Oceanteam (which had been issued in connection with a dividend declared by North Ocean 105 AS in 2016). In connection with this acquisition, we recorded a $9 million decrease in noncontrolling interest and a $5 million decrease in note payable to Oceanteam and we recognized a $2 million gain in Capital-in-excess of par value in our Consolidated Financial Statements.

NOTE 14—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Net income attributable to McDermott International, Inc.	$36,413	$20,657	$58,329	$18,485

Weighted average common stock (basic)	282,660,314	240,338,540	262,438,822	239,739,204
Effect of dilutive securities:
Tangible equity units[1]	898,820	40,896,300	19,347,386	40,896,300
Stock options, restricted stock and restricted stock units	1,423,136	3,674,574	2,336,352	2,496,734
Potential dilutive common stock	284,982,270	284,909,414	284,122,560	283,132,238

Net income per share attributable to McDermott International, Inc.
Basic:	$0.13	$0.09	$0.22	$0.08
Diluted:	$0.13	$0.07	$0.21	$0.07

[1]	Represents weighted average TEUs outstanding for the three and six months periods ended June 30, 2017.

Approximately 1.7 million shares underlying outstanding stock-based awards for the three and six months ended June 30, 2017, respectively, and approximately 2 million shares underlying outstanding stock-based awards for the three and six months ended June 30, 2016, respectively, were excluded from the computation of diluted earnings per shares because inclusion of such shares would have been antidilutive in each of those periods.

The common stock purchase contracts under the TEUs were settled in April 2017, see Note 9, Debt.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

We co-own interests in several entities (collectively, “FloaTEC”) with Keppel Corporation (including its subsidiaries, “Keppel”).  We have conducted an internal investigation in connection with allegations by a former Petrobras employee that Keppel’s agent made improper payments to secure project awards from Petrobras on a number of Keppel affiliated projects in Brazil, including a FloaTEC project on which we were also a subcontractor.  Keppel’s agent subsequently entered into a plea arrangement with the Brazilian authorities and admitted to having made improper payments on behalf of Keppel to former Petrobras employees on projects unrelated to FloaTEC.  We voluntarily contacted the U.S. Department of Justice (“DOJ”) to advise it of the preliminary results of our internal investigation, which identified no evidence to indicate any improper payments were made by us or FloaTEC or that any of our or FloaTEC’s employees authorized, had knowledge of, or direction or control over, any such payments.  We have responded to the DOJ’s requests for additional information.   If in the future, the DOJ determines that violations of applicable law have occurred involving us, we could be subject to civil or criminal sanctions, including monetary penalties, which could be material.   However, based on the preliminary results of our investigation, we do not expect this matter to have a material adverse effect on us or our operations.

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

In 2013, we established a $6 million environmental reserve in connection with our plan to discontinue the utilization of our Morgan City fabrication facility. We incurred approximately $4 million for remediation activities. Based on our completed remediation activities, as well as our internal assessment, we believe no environmental remediation liability exists with respect to the Morgan City site. As a result, in 2016, we reversed our remaining environmental remediation obligation accrual.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) are recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred.

At some sites, we are contractually obligated to decommission our fabrication facilities upon site exit. Currently, we are unable to estimate any ARO due to the indeterminate life of our fabrication facilities.  We regularly review the optimal future alternatives for our facilities. Any decision to retire one or more facilities will result in recording the present value of such obligations. As of June 30, 2017, no ARO is recorded.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2017, we had approximately $20 million of potential liquidated damages exposure, however no liability is recorded in our Consolidated Financial Statements. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for these liquidated damages. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to future liquidated damages.

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses.

Summarized financial information is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues (1):
AEA	$41,564	$86,810	$69,695	$149,435
MEA	556,612	317,834	866,664	588,089
ASA	190,497	301,983	371,745	698,135
Total revenues:	$788,673	$706,627	$1,308,104	$1,435,659

Income before provision for income taxes:
Operating income (loss):
AEA	$(11,302)	$13,861	$(11,119)	$29,960
MEA	117,480	53,297	181,857	99,336
ASA	32,894	36,045	62,669	81,701
Segment operating income (loss)	139,072	103,203	233,407	210,997
Corporate and Other(2)	(51,873)	(46,215)	(90,223)	(118,016)
Total operating income	87,199	56,988	143,184	92,981
Interest expense, net	(21,204)	(12,655)	(38,910)	(23,893)
Other non-operating income (expense), net	(2,491)	(2,851)	(1,877)	(6,242)
Income before provision for income taxes	$63,504	$41,482	$102,397	$62,846

Capital expenditures:
AEA	$10,074	$941	$15,325	$3,526
MEA	4,779	2,469	10,631	4,703
ASA	2,224	134,567	5,736	161,575
Corporate and Other(3)	996	797	49,230	870
Total capital expenditures:	$18,073	$138,774	$80,922	$170,674

Depreciation and amortization:
AEA	$7,395	$9,406	$11,408	$19,725
MEA	13,762	6,562	21,665	11,908
ASA	5,372	6,289	12,947	12,907
Corporate and Other	1,775	2,130	3,665	4,389
Total depreciation and amortization:	$28,304	$24,387	$49,685	$48,929

(1)	Intersegment transactions included in revenues were not significant for either of the periods presented.
(2)	Corporate and Other operating results for the first half of 2017 and 2016 include a $3 million gain on sale of assets and $32 million impairment charge related to our Agile vessel, respectively.
(3)

Corporate and Other capital expenditures in the first half of 2017 include the purchase of the Amazon, a pipelay and construction vessel. Following the purchase we sold this vessel to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement, see Note 8, Sale Leaseback.

	June 30, 2017	December 31, 2016
	(In thousands)
Segment assets(1):
AEA	$626,524	$727,328
MEA	1,530,971	907,936
ASA	750,650	976,470
Corporate and Other	383,303	610,496
Total assets	$3,291,448	$3,222,230

(1)	Our marine vessels are included in the area in which they were located as of reporting date.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, operating margins, income from operations, cash flows, net income or earnings per share;
•	the outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
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

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	volatility of oil and gas prices;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreement, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses and forming and operating joint ventures;
•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content or similar requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Our segment operating results are frequently influenced by the resolution of change orders, project close-outs and settlements, which generally can cause operating margins to improve during the period in which these items are approved or finalized. While we expect change orders, close-outs and settlements to continue as part of our normal business activities, the period in which they are recognized is largely driven by the finalization of agreements with customers and suppliers and, as a result, is difficult to predict. Additionally, the future margin increases or decreases associated with these items are difficult to predict, due to, among other items, the difficulty of predicting the timing of recognition of change orders, close-outs and settlements and the timing of new project awards.

Three months ended June 30, 2017 vs three months ended June 30, 2016

Revenues

	Three Months ended June 30,
	2017	2016	Change
	(In thousands)			Percentage
Revenues:
AEA	$41,564	$86,810	$(45,246)	(52)%
MEA	556,612	317,834	238,778	75
ASA	190,497	301,983	(111,486)	(37)
Total revenues	$788,673	$706,627	$82,046	12%

Revenues increased by 12%, or $82 million, in the second quarter of 2017 compared to the second quarter of 2016.

AEA—Revenues decreased by 52%, or $45 million, primarily due to a reduction in active projects in the second quarter of 2017 compared to the second quarter of 2016.

In the second quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	fabrication activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico, which was awarded in the second quarter of 2016; and
•	commencement of fabrication activity on BP Angelin, an EPCI gas field project off the east coast of Trinidad and Tobago, awarded in June 2017.

In the second quarter of 2016, a variety of projects and activities contributed to revenues, as follows:

•	fabrication, spooling and installation of jumpers and control umbilicals at the Jack St. Malo project in the Gulf of Mexico, which was completed in the second quarter of 2016;
•	transportation, installation and marine campaigns undertaken by our DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad, which was completed in the fourth quarter of 2016;
•	the Agile charter marine campaign, which was terminated in the second quarter of 2016; and
•	fabrication activity on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

MEA—Revenues increased by 75%, or $239 million, in the second quarter of 2017 compared to the second quarter of 2016.

In the second quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	higher engineering, fabrication and marine activities on the lump-sum EPCI project under the second Saudi Aramco Long-Term Agreement (“LTA II”);
•	increased fabrication and marine activities undertaken on the Saudi Aramco Marjan power system replacement project;
•	near completion of fabrication activities and the commencement of installation activities on the Saudi Aramco nine jackets project;
•	completion of valve skid installation and significant marine activities on a pipeline, spool and risers for a flow assurance project in the Middle East;
•	near completion of fabrication activities and commencement of jackets installation activities on two Saudi Aramco EPCI projects;
•	increased marine activities to complete the Saudi Aramco Safaniya pipeline project;
•	increased pipelay associated hookup activities on the KJO Hout project in the Divided Zone; and
•	commencement of a Saudi Aramco four jackets and three observation platform project, which was awarded in the fourth quarter of 2016.

In the second quarter of 2016, a variety of projects and activities with Saudi Aramco contributed to revenues, as follows:

•	fabrication and marine activities on the Marjan power system replacement project;
•	fabrication and installation progress on a 12 jackets supply project, completed in the fourth quarter of 2016; and
•	engineering activities on a lump-sum EPCI project under the LTA II.

The commencement in 2016 of a large pipeline-related project in the Middle East and offshore marine hookup campaign progress on a wellhead jacket and umbilical project in the Middle East also contributed to the 2016 second quarter revenue.

ASA—Revenues decreased by 37%, or $111 million, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the following:

•	reduced activity on the Ichthys EPCI project in Australia, as the project progresses through the installation phase;
•	completion of activities on the Yamal project in the beginning of the second quarter of 2017; and
•	completion of activities on the Bergading project during the second quarter of 2016.

Those decreases were partially offset by the following projects and activities:

•	major marine installation activities undertaken on the Vashishta subsea field infrastructure development EPCI project in India; and
•	commencement and substantial completion of the 2017 Brunei Shell Petroleum (“BSP”) marine campaign for transportation and installation of pipelines under a multi-year offshore installation project.

Segment Operating Income

	Three Months ended June 30,
	2017	2016	Change
	(In thousands)			Percentage
Segment operating income (loss):
AEA	$(11,302)	$13,861	$(25,163)	(182)%
MEA	117,480	53,297	64,183	120
ASA	32,894	36,045	(3,151)	(9)
Total	$139,072	$103,203	$35,869	35%

Segment operating income increased by $36 million in the second quarter of 2017 compared to the second quarter of 2016.

AEA—Segment operating results decreased by $25 million in the second quarter of 2017 compared to the second quarter of 2016.

The decrease was primarily due to a reduction in the number of active projects, as both Jack St. Malo and PB Litoral were completed in 2016.

Those decreases were partially offset by:

•	fabrication activity progress on the Abkatun-A2 platform; and
•	fabrication activity commencement on the BP Angelin EPCI gas field project.

MEA—Segment operating income was $117 million and $53 million in the second quarter of 2017 and 2016, respectively.

In the second quarter of 2017, a variety of projects and activities contributed to the operating income as follows:

•	higher engineering, fabrication and marine activities on the lump-sum EPCI project under the LTA II;
•	increased fabrication and marine activities undertaken on the Saudi Aramco Marjan power systems replacement project;
•

completion of valve skid installation and significant marine campaign transpooling, umbilical installation and hook-up activities on pipeline, spool and risers for the flow assurance project in the Middle East; and

•	multiple Saudi Aramco projects, none which were individually material.

In the second quarter of 2016, a variety of projects and activities with Saudi Aramco contributed to operating income, as follows:

•	jacket fabrication and installation activity on the project to supply 12 jackets;
•	increased engineering and marine activities on the Marjan power systems replacement project;
•	engineering activity on the LTA II project; and
•	productivity improvements and associated cost savings related to the DB 27 and Intermac 406 vessels.

The commencement in 2016 of: (1) a large pipeline-related project in the Middle East; and (2) progress on offshore marine hookup campaign for a wellhead jacket and umbilical project in the Middle East also contributed to our MEA segment operating income.

ASA— Segment operating income was $33 million and $36 million in the second quarter of 2017 and 2016, respectively.

The decrease in segment operating income was primarily due to reduced activity on our Ichthys project in Australia as the project progressed through the marine installation phase and provided lower operating income.

The decrease in operating income was partially offset by the 2017 BSP campaign for transportation and installation of pipelines under the multi-year offshore installation contract.

During the quarter ended June 30, 2017, the Vashishta project did not significantly contribute to our operating margin. The estimated revenue at completion of the project includes change orders which we believe will be resolved favorably.  As of June 30, 2017, we expect the project to remain in an overall profitable position.

Other items in Operating Income

Corporate and Other

	Three Months ended June 30,
	2017	2016	Change
	(In thousands)			Percentage
Corporate and Other	$(51,873)	$(46,215)	$(5,658)	(12)%

Corporate and Other expenses were $52 million and $46 million in the second quarter of 2017 and 2016, respectively. The increase in Corporate and Other expenses was primarily due to lower cost recovery associated with certain vessels due to a reduction in active projects in our AEA and ASA segments compared to the 2016 period.

Corporate and Other expenses in the second quarter of 2016 included a $2 million restructuring charge, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements, not repeated in 2017. The associated restructuring programs were substantially complete in 2016.

Other Non-operating Items

Interest expense, net—Interest expense, net was $21 million and $13 million in the second quarter of 2017 and 2016, respectively.  Increase in interest expense was primarily due to:

•	expensing of the remaining $4 million unamortized debt issuance costs associated with the repayment of the outstanding term loan under our Prior Credit Agreement (as defined below); and
•

lower interest capitalization in the second quarter of 2017 compared to the first quarter of 2016. The DLV 2000 vessel, which was previously under construction, was deployed to our fleet in the second quarter of 2016.

Provision for income taxes—For the three months ended June 30, 2017, the Company recognized income before provision for income taxes of $64 million, compared to $41 million in the three months ended June 30, 2016.  The provision for income taxes was $23 million for the three months ended June 30, 2017 and $20 million for the three months ended June 30, 2016.  The effective tax rate for the three months ended June 30, 2017 was 36%, as compared to 49% for the three months ended June 30, 2016.  The rate decrease was primarily driven by increased mix of income in favorable tax jurisdictions, which was partially offset by losses in certain jurisdictions where we did not recognize a tax benefit.

Six months ended June 30, 2017 vs six months ended June 30, 2016

Revenues

	Six Months ended June 30,
	2017	2016	Change
	(In thousands)			Percentage
Revenues:
AEA	$69,695	$149,435	$(79,740)	(53)%
MEA	866,664	588,089	278,575	47
ASA	371,745	698,135	(326,390)	(47)
Total revenues	$1,308,104	$1,435,659	$(127,555)	(9)%

Revenues decreased by 9%, or $128 million, in the six months ended June 30, 2017 compared to the six months ended June 30, 2017.

AEA—Revenues decreased by 53%, or $80 million, primarily due to a reduction in active projects in the 2017 period compared to the 2016 period.

In the first half of 2017, a variety of projects and activities contributed to revenues, as follows:

•	fabrication activity progress on the Abkatun-A2 platform, which was awarded in the second quarter of 2016; and
•	commencement of fabrication activity on the BP Angelin, EPCI gas field project, awarded in the second quarter of 2017.

In the first half of 2016, a variety of projects, which were complete or substantially complete in 2016, contributed to revenues, including the Jack St. Malo, PB Litoral, EOG Sercan, LLOG Otis Subsea-Tieback and Exxon Julia Subsea-Tieback projects.

Progress on jacket fabrication activity for the Ayatsil-C jacket replacement and deck installation project at our Altamira facility also contributed to 2016 period revenue.

MEA—Revenues increased by 47%, or $279 million, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

In the first half of 2017, a variety of projects and activities contributed to revenues, as follows:

•	higher fabrication and marine activities on the lump-sum EPCI project under the LTA II;
•	increased fabrication and marine activities undertaken on the Marjan power system replacement project;
•	near completion of fabrication activities and the commencement of the installation activities on the Saudi Aramco nine jackets project;
•

completion of valve skid installation and significant marine campaign transpooling, umbilical installation and hook-up activities on pipeline, spool and risers for the flow assurance project in the Middle East;

•	pipelay installation and hookup activities executed by our DB 27 vessel on the KJO Hout project in the Divided Zone;
•	near completion of fabrication activities and commencement of jacket installation activities on two Saudi Aramco EPCI projects;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Saudi Aramco Karan-45 project; and
•	completion of the next phase of a large pipeline repair-related project in the Middle East.

In the first half of 2016, a variety of projects and activities contributed to revenues, as follows:

•	fabrication and installation progress on the 12 jackets supply project;
•	fabrication and marine activities on the Marjan power system replacement project;

•	engineering activities on the lump-sum EPCI project under the LTA II, all with Saudi Aramco; and
•	engineering and fabrication activity on the KJO Hout, a project in the Divided Zone;

Commencement in 2016 of the following projects also contributed to revenue in the first half of 2016:

•	a large pipeline-related project in the Middle East, which commenced and was completed in 2016;
•	offshore marine hookup campaign progress on a wellhead jacket and umbilical project in the Middle East; and
•	the pipeline, spool and risers flow assurance project in the Middle East awarded in the third quarter of 2015.

ASA—Revenues decreased 47%, or $326 million, primarily due to:

•	reduced activity on our Ichthys EPCI project in Australia, as the project progresses through the installation phase;
•	completion of activities on the Yamal project in the beginning of the second quarter of 2017; and
•	completion of the Bergading offshore installation project in Malaysia in the second quarter of 2016.

This decrease was partially offset by the following projects and activities:

•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India; and
•	commencement and substantial completion of the 2017 campaign for transportation and installation of pipelines under the multi-year offshore installation contract with BSP.

Segment Operating Income

	Six Months ended June 30,
	2017	2016	Change
	(In thousands)			Percentage
Segment operating income (loss):
AEA	$(11,119)	$29,960	$(41,079)	(137)%
MEA	181,857	99,336	82,521	83
ASA	62,669	81,701	(19,032)	(23)
Total	$233,407	$210,997	$22,410	11%

Segment operating income increased by $22 million in the first half of 2017 compared to the first half of 2016.

AEA—Segment operating income decreased by $41 million in the first half of 2017 compared to the first half of 2016.

The decrease in operating income was primarily due to a reduction in the number of active projects including the PB Litoral, the Jack St. Malo and Exxon Julia Subsea Tieback projects, both of which were completed in 2016.

Those decreases were partially offset by:

•	fabrication activity progress on the Abkatun-A2 platform;
•	commencement of fabrication activity on the BP Angelin EPCI gas field project; and
•	close-out improvements and recognition of approved change orders on certain completed projects.

MEA—Segment operating income was $182 million and $99 million in the first half of 2017 and 2016, respectively.

In the first half of 2017, a variety of projects and activities contributed to operating income, as follows:

•	higher engineering, fabrication and marine activities on the lump-sum EPCI project, under the LTA II;
•	increased fabrication and marine activities undertaken on the Marjan power systems replacement project; and
•

completion of valve skid installation and significant marine campaign transpooling, umbilical installation and hook-up activities on a pipeline, spool and risers for a flow assurance project in the Middle East;

•	multiple Saudi Aramco projects, none which were individually material;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on our Saudi Aramco Karan-45 project; and
•	completion of the next phase of a large pipeline repair-related project in the Middle East.

In the first half of 2016, a variety of projects and activities contributed to operating income, as follows:

•	jacket fabrication and installation activity on a project to supply 12 jackets;
•	increased engineering and marine activities on the Marjan power systems replacement project;
•	productivity improvements and associated cost savings related to the DB 27 and Intermac 406 vessels;
•	engineering activity on the LTA II lump sum EPCI project;
•	a large pipeline-related project in the Middle East, which was commenced and was completed in 2016; and
•	offshore marine hookup campaign progress on a wellhead jacket and umbilical project in the Middle East, which was completed in the second half of 2016.

ASA— Segment operating income was $63 million and $82 million in the second half of 2017 and 2016, respectively.

The decrease was primarily due to reduced activity on our Ichthys project in Australia as the project progressed through the marine installation phase and provided lower operating income.

This decrease in operating income was partially offset by the:

•	2017 marine campaign for transportation and installation of pipelines under the multi-year offshore installation contract with BSP; and
•	close-out improvements from our completed projects.

During the six months ended June 30, 2017, the Vashishta project did not significantly contribute to operating margin. The estimated revenue at completion of the project includes change orders which we believe will be resolved favorably.  As of June 30, 2017, we expect the project to remain in an overall profitable position.

The first half of 2016 operating income was attributable to:

•	improved productivity and project execution cost savings;
•	recognition of approved change orders on active projects; and
•	close out improvements from our 2015 pipeline-replacement campaign with BSP.

Other items in Operating Income

Corporate and Other

	Six Months ended June 30,
	2017	2016	Change
	(In thousands)			Percentage
Corporate and Other	$(90,223)	$(118,016)	$27,793	24%

Corporate and Other expenses were $90 million and $118 million in the first half of 2017 and 2016, respectively. The decrease in Corporate and Other expenses was primarily due to:

•

a $32 million non-cash impairment charge related to our marine assets recorded in the first half of 2016, as discussed in Note 12, Fair Value Measurement, to the accompanying Consolidated Financial Statements, not repeated in 2017;

•

$9 million of restructuring expense recorded in the first half of 2016, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements (the associated restructuring programs were substantially complete in 2016); and

•	a $3 million gain recognized on the asset sale in the first quarter of 2017.

Those decreases were partially offset by lower cost recovery associated with certain vessels due to a reduction in active projects in our AEA and ASA segments during 2017.

Other Non-operating Items

Interest expense, net—Interest expense, net was $39 million and $24 million in the second half of 2017 and 2016, respectively.  Increase in interest expense was primarily due to:

•	expensing of the remaining $4 million unamortized debt issuance costs associated with the repayment of the term loan under our Prior Credit Agreement (as defined below); and
•

lower interest capitalization in the first half of 2017 compared to the first half of 2016. The DLV 2000 vessel, which was previously under construction, was deployed to our fleet in the second quarter of 2016.

Provision for income taxes— For the six months ended June 30, 2017, we recognized income before provision for income taxes of $102 million, compared to $63 million in the six months ended June 30, 2016.  The provision for income taxes was $34 million and $39 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  The effective tax rate for the six months ended June 30, 2017 was 33%, as compared to 62% for the six months ended June 30, 2016.  The rate decrease was primarily driven by increased mix of income in the favorable tax jurisdictions, which was partially offset by losses in certain jurisdictions where we did not recognize a tax benefit and the recognition of a $3 million tax benefit related to an uncertain tax position taken in prior periods associated with our activity in the Middle East.

Backlog

The following table summarizes changes to our backlog (in thousands):

Backlog at January 1, 2017	$4,321,851
Bookings from new awards	120,940
Additions and reductions on existing contracts	162,904
Less: Amounts recognized in revenues	1,308,104
Backlog at June 30, 2017(1)	$3,297,591

(1)	At June 30, 2017, approximately 67% of this backlog revenue was attributable to Saudi Aramco.

Our backlog by segment was as follows:

	June 30, 2017
	(in approximate millions)
AEA	$589	18%
MEA	2,295	70%
ASA	414	12%
Total Backlog	$3,298	100%

Of the June 30, 2017 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter
	(in approximate millions)
Total backlog	$1,736	$1,552	$10

For the full year of 2017, we expect to recognize approximately $3 billion of revenue from the backlog existing at December 31, 2016.

Liquidity and Capital Resources

General—Our primary ongoing sources of liquidity are cash flows generated from operations and cash and cash equivalents on hand.  We regularly review our sources and uses of funds and may access capital markets to increase our liquidity position or to refinance our existing debt.  We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash on hand, cash from operating activities, proceeds from the issuance of debt, or a combination thereof.

We believe our anticipated future operating cash flow, capacity under our credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds, will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our normal, anticipated working capital needs for the foreseeable future.

Credit Agreements

Amended and Restated Credit Agreement—In June 2017, we repaid all outstanding term loans under our credit agreement dated April 16, 2014 (the “Prior Credit Agreement”), and we amended and restated the Prior Credit Agreement by entering into an Amended and Restated Credit Agreement (“Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent. All letters of credit outstanding under the Prior Credit Agreement were deemed issued under the Credit Agreement.

The Credit Agreement includes $810 million of commitments from the lenders, the full amount of which is available for the issuance of letters of credit, and $300 million of which is available for revolving loans. The senior secured credit facility established by the Credit Agreement is scheduled to mature in June 2022, unless we do not repay in full by December 1, 2020 our $500 million second-lien notes that are due in April 2021, in which case the Credit Agreement will mature on December 1, 2020. As of June 30, 2017, the aggregate amount of letters of credit issued under the Credit Agreement was $333 million, there were no revolving loans under the Credit Agreement, and we had $477 million of available commitments under the Credit Agreement.

As of June 30, 2017, we were in compliance with the financial and other covenants under the Credit Agreement, including those as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.19x
Maximum total leverage ratio	3.50x	1.65x
Minimum collateral coverage ratio	1.20x	1.95x

North Ocean Financing―In the second quarter of 2017, we exercised our option under the North Ocean 105 AS joint venture agreement and purchased the 25% ownership interest of Oceanteam ASA (“Oceanteam”) in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from North Ocean 105 AS to Oceanteam (which had been issued in connection with a dividend declared by North Ocean 105 AS in 2016). For further discussion, see Note 13, Stockholders’ Equity. The Credit Agreement eliminated the Prior Credit Agreement’s requirement for us to prepay by July 20, 2017 the North Ocean 105 borrowing and to mortgage the NO 105 vessel in favor of the lenders.

Receivables Factoring Facility—In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirect, wholly owned subsidiaries, entered into a 364-day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount rate of LIBOR plus an applicable margin of 4.25%, of certain receivables to a designated purchaser without recourse.  During the first half of 2017, we sold approximately $2 million of receivables.

Vendor Equipment Financing—In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. At June 30, 2017, the total borrowings outstanding under this facility were approximately $16 million.

Tangible Equity Units (“TEUs”)—During April 2017, in connection with the mandatory settlement of the purchase contracts underlying our previously outstanding TEUs, we delivered 40.8 million shares of our common stock to holders of the TEU prepaid common stock purchase contracts, based on the settlement rate of 3.5496 shares per unit.

Those TEUs were accounted for as capital in excess of par value totaling $240 million in our Consolidated Balance Sheets.

For additional information regarding our outstanding indebtness, see Note 9, Debt, to the accompanying Consolidated Financial Statements.

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2017, we had $409 million of cash, cash equivalents and restricted cash compared to $612 million as of December 31, 2016. At June 30, 2017, we had $88 million of cash in jurisdictions outside the U.S., principally in Malaysia, Indonesia, the United Arab Emirates and Mauritius. Approximately 14% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

At June 30, 2017, we had restricted cash and cash equivalents totaling $15 million compared to $16 million as of December 31, 2016, collateralized to support letters of credits. During the first six months of 2017, the maximum amount of cash collateral used to support letters of credit was $166 million.

Cash Flow Activities

Operating activities―Our net cash provided by operating activities was $90 million in the six months ended June 30, 2017, as compared to $76 million provided in the six months ended June 30, 2016.

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

In the six months ended June 30, 2017, net cash used by working capital was $113 million.

The components of working capital that used or provided cash were:

•	Contracts in progress, net of Advance billings on contracts increased by $411 million primarily due to progress on:
o	the Abkatun A-2 project in our AEA segment.
o	Saudi Aramco projects including the LTA II lump sum EPCI project, the Header 9 Facilities and the Marjan power system replacement projects, in our MEA segment; and
o	the Ichthys and Vashishta projects in our ASA segment.

Those increases were partially offset by:

•	Accounts receivables—collections across all segments reduced our accounts receivable by $37 million; and
•	Accounts payable—an increase of $260 million was driven by project progress across all segments.

Investing activities―Our net cash used in investing activities was $27 million in the six months ended June 30, 2017, compared to net cash used in investing activities of $174 million in the six months ended June 30, 2016. The cash uses in both periods primarily related to capital expenditures. Net cash used in investing activities in the first half of 2017 also included the sale lease back of the Amazon vessel discussed below.

Financing activities―Our net cash used in financing activities was $267 million in the six months ended June 30, 2017, as compared to net cash used in financing activities of $99 million in the six months ended June 30, 2016. Net cash used in the 2017 and 2016 periods was primarily attributable to:

•	$218 million and $77 million of repayments of the term loan during the six months ended June 30, 2017 and 2016, respectively;
•	$13 million and $12 million of repayments of other debts during the six months ended June 30, 2017 and 2016, respectively;
•

$19 million of debt issuance costs associated with the Credit Agreement, discussed in Note 9, Debt, to the accompanying Consolidated Financial Statements in June 2017; and, in the first half of 2016, $8 million of debt issuance costs associated with amendments to the Prior Credit Agreement;

•	$11 million for the acquisition of the North Ocean AS 105 noncontrolling interest; and
•	repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

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

Capital expenditures for the six months ended June 30, 2017 were $81 million, as compared to $171 million for the six months ended June 30, 2016. Capital expenditures for the six months ended June 30, 2017 were primarily attributable to the purchase of the pipelay and construction vessel, the Amazon. Following the purchase, we sold the Amazon to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement with the purchaser. For additional information, see Note 8, Sale Leaseback, to the accompanying Consolidated Financial Statements.

Capital expenditures for the six months ended June 30, 2016 were primarily attributable to the construction of the DLV 2000 and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

Critical Accounting Policies and Estimates

For a discussion of the impact of critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on April 25, 2017.

See Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying unaudited Consolidated Financial Statements for a discussion of the potential impact of new accounting standards on our unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in currency exchange rates and interest rate risk. Our exposure to market risk from changes in interest rates relates primarily to cash equivalents and our investment portfolio, which primarily consists of investments in commercial paper and other highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. All of our investments in debt securities are classified as available-for-sale.

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

As of June 30, 2017, we had no material future earnings or cash flow exposures from changes in interest rates on our outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

Interest Rate Sensitivity

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates as of June 30, 2017 (in thousands):

	Years Ending December 31,
	2017	2018	2019	2020	2021	Total	Fair Value at June 30, 2017
Long-term Debt — fixed rate	$4,291	$24,292	$9,516	$8,170	$500,000	$546,269	$552,037
Average Interest Rate	7.68%	7.76%	7.87%	7.96%	8.00%

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at June 30, 2017 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands):

Foreign Currency	Contract Notional Value at June 30, 2017	Contract Fair Value at June 30, 2017	Average Contractual Exchange Rate
Maturing in the Year Ending December 31, 2017
Australian Dollar	71,101	(720)	0.7767
Danish Krone	8,635	28	6.5034
Euros	85,779	1,845	1.1216
Indian Rupee	8,138	659	70.5519
Norwegian Kroner	15,752	75	8.4030
Pound Sterling	12,709	86	1.2944
Singapore Dollar	488	2	1.3810
Swiss Frank	2,757	1	0.9574
Maturing in the Year Ending December 31, 2018
Australian Dollar	25,685	(3)	0.7648
Euros	4,192	197	1.1045
Pound Sterling	3,440	61	1.2884
Singapore Dollar	847	7	1.3824
Maturing in the Year Ending December 31, 2019
Australian Dollar	3,105	(9)	0.7641

Forward Contracts to Sell Foreign Currencies for U.S. Dollars (in thousands):

Foreign Currency	Contract Notional Value at June 30, 2017	Contract Fair Value at June 30, 2017	Average Contractual Exchange Rate
Maturing in the Year Ending December 31, 2017
Australian Dollar	4,464	(1)	0.7677
Euros	4,619	(103)	1.1194
Mexican Peso	2,784	31	17.9612
Norwegian Kroner	15,311	81	8.3234
Pound Sterling	139	(1)	1.2955

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1*

Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8‑K filed on June 30, 2017 (File No. 1-08430)).

4.2*

Amended and Restated Pledge and Security Agreement, dated as of June 30, 2017, made by McDermott International, Inc. and the Guarantors referred to therein in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8‑K filed on June 30, 2017 (File No. 1-08430)).

10.1	Form of 2017 Non-Employee Director Restricted Stock Grant Letter.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema Document.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2017

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

4.1*

Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8‑K filed on June 30, 2017 (File No. 1-08430)).

4.2*

Amended and Restated Pledge and Security Agreement, dated as of June 30, 2017, made by McDermott International, Inc. and the Guarantors referred to therein in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8‑K filed on June 30, 2017 (File No. 1-08430)).

10.1	Form of 2017 Non-Employee Director Restricted Stock Grant Letter.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema Document.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.

*	Incorporated by reference to the filing indicated.