Form 10-Q
period 2017-09-30
MCDERMOTT INTERNATIONAL INC
filed 2017-11-01
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-08430

McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA	72-0593134
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4424 West Sam Houston Parkway North HOUSTON, TEXAS	77041
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 870-5000

757 N. Eldridge Pkwy Houston, Texas 77079

(Former Address of Principal Executive Offices)

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

The number of shares of the registrant’s common stock outstanding at October 30, 2017 was 284,008,760.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Revenues	$958,531	$558,543	$2,266,635	$1,994,202

Costs and Expenses:
Cost of operations	773,910	455,430	1,852,949	1,666,775
Research and development expenses	1,657	69	2,958	199
Selling, general and administrative expenses	55,671	46,983	142,280	137,386
Other operating (income) expenses, net	221	13,006	(1,808)	53,806
Total costs and expenses	831,459	515,488	1,996,379	1,858,166

Operating income	127,072	43,055	270,256	136,036

Other expense:
Interest expense, net	(11,976)	(17,431)	(50,886)	(41,324)
Other non-operating income (expense), net	803	5,237	(1,074)	(1,005)
Total other expense, net	(11,173)	(12,194)	(51,960)	(42,329)

Income before provision for income taxes	115,899	30,861	218,296	93,707

Provision for income taxes	19,532	15,976	53,221	55,110

Income before income (loss) from Investments in Unconsolidated Affiliates	96,367	14,885	165,075	38,597

Income (loss) from Investments in Unconsolidated Affiliates	(3,441)	1,507	(11,495)	(2,844)

Net income	92,926	16,392	153,580	35,753

Less: Net income (loss) attributable to noncontrolling interest	(1,775)	284	550	1,160

Net income attributable to McDermott International, Inc.	$94,701	$16,108	$153,030	$34,593

Net income per share attributable to McDermott International, Inc.:
Basic	$0.33	$0.07	$0.57	$0.14
Diluted	$0.33	$0.06	$0.54	$0.12

Shares used in the computation of net income per share:
Basic	283,991,161	240,899,888	269,720,153	240,093,169
Diluted	285,774,621	283,907,353	284,859,710	283,132,920

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$92,926	$16,392	$153,580	$35,753
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	38	(3)	77	14
Gain on derivatives	9,266	3,566	19,905	38,978
Foreign currency translation	(6,717)	(5,031)	(6,709)	(12,401)
Other comprehensive income (loss), net of tax	2,587	(1,468)	13,273	26,591
Total comprehensive income	95,513	14,924	166,853	62,344
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,811)	273	532	1,128
Comprehensive income attributable to McDermott International, Inc.	$97,324	$14,651	$166,321	$61,216

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$416,352	$595,921
Restricted cash and cash equivalents	18,221	16,412
Accounts receivable—trade, net	263,119	334,384
Accounts receivable—other	47,237	36,929
Contracts in progress	855,531	319,138
Other current assets	38,049	29,599
Total current assets	1,638,509	1,332,383
Property, plant and equipment	2,630,228	2,586,179
Less accumulated depreciation	(965,819)	(898,878)
Property, plant and equipment, net	1,664,409	1,687,301
Accounts receivable—long-term retainages	75,615	127,193
Investments in Unconsolidated Affiliates	10,226	17,023
Deferred income taxes	14,439	21,116
Other assets	58,237	37,214
Total assets	$3,461,435	$3,222,230

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$19,035	$48,125
Accounts payable	511,092	173,203
Accrued liabilities	358,586	277,584
Advance billings on contracts	42,793	192,486
Income taxes payable	31,346	17,945
Total current liabilities	962,852	709,343
Long-term debt	521,642	704,395
Self-insurance	18,014	16,980
Pension liabilities	18,870	19,471
Non-current income taxes	60,626	60,870
Other liabilities	119,506	115,703
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 292,502,927 and 249,690,281 shares, respectively	292,503	249,690
Capital in excess of par value	1,660,114	1,695,119
Accumulated deficit	(73,737)	(226,767)
Accumulated other comprehensive loss	(53,604)	(66,895)
Treasury stock, at cost: 8,494,167 and 8,302,004 shares, respectively	(96,245)	(94,957)
Stockholders' Equity—McDermott International, Inc.	1,729,031	1,556,190
Noncontrolling interest	30,894	39,278
Total equity	1,759,925	1,595,468
Total liabilities and equity	$3,461,435	$3,222,230

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$153,580	$35,753
Non-cash items included in net income:
Depreciation and amortization	78,032	76,755
Impairment loss	-	44,069
Stock-based compensation charges	19,543	14,011
Loss from investments in Unconsolidated Affiliates	11,495	2,844
Other non-cash items	17,525	7,782
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	119,623	(29,661)
Contracts in progress, net of Advance billings on contracts	(673,420)	53,608
Accounts payable	338,906	(110,196)
Accrued and other current liabilities	79,866	(13,426)
Other assets and liabilities, net	(9,648)	44,060
Total cash provided by operating activities	135,502	125,599

Cash flows from investing activities:
Purchases of property, plant and equipment	(97,106)	(197,393)
Proceeds from asset dispositions	55,391	1,123
Investments in Unconsolidated Affiliates	(2,769)	(4,105)
Total cash used in investing activities	(44,484)	(200,375)

Cash flows from financing activities:
Repayment of debt	(230,715)	(93,755)
Payment of debt issuance cost	(20,564)	(8,256)
Acquisition of Noncontrolling interest	(10,652)	-
Repurchase of common stock	(7,126)	(3,909)
Total cash used in financing activities	(269,057)	(105,920)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	279	(861)
Net decrease in cash, cash equivalents and restricted cash	(177,760)	(181,557)
Cash, cash equivalents and restricted cash at beginning of period	612,333	781,645
Cash, cash equivalents and restricted cash at end of period	$434,573	$600,088

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
		(Unaudited)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2017	$249,690	$1,695,119	$(226,767)	$(66,895)	$(94,957)	$1,556,190	$39,278	$1,595,468
Net income	-	-	153,030	-	-	153,030	550	153,580
Other comprehensive income (loss), net of tax	-	-	-	13,291	-	13,291	(18)	13,273
Common stock issued	43,635	(43,635)	-	-	-	-	-	-
Stock-based compensation charges	-	13,046	-	-	-	13,046	-	13,046
Purchase of treasury shares	-	-	-	-	(7,126)	(7,126)	-	(7,126)
Retirement of common stock	(822)	(5,016)	-	-	5,838	-	-	-
Acquisition of NCI	-	2,121	-	-	-	2,121	(8,896)	(6,775)
Other	-	(1,521)	-	-	-	(1,521)	(20)	(1,541)
Balance at September 30, 2017	$292,503	$1,660,114	$(73,737)	$(53,604)	$(96,245)	$1,729,031	$30,894	$1,759,925

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

Accounting Guidance Issued But Not Adopted as of September 30, 2017

Derivatives—In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective prospectively for annual periods beginning on or after December 15, 2018. Early adoption is permitted. We intend to adopt this guidance on January 1, 2019. We plan to apply this ASU to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach if an adjustment is required (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The adoption of this guidance is not expected to have a material impact on our future Consolidated Financial Statements or related disclosures.

Stock Compensation—In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The general model for modifications of share-based payment awards is to record the incremental value arising from a change as additional compensation cost. This guidance clarifies situations in which the existing award is not probable of vesting, and a modification gives rise to a new measurement date; no change in the total compensation cost recognized for an existing award will be required if there is no change to the fair value, vesting conditions and classification of the award. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our future Consolidated Financial Statements or related disclosures.

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

We are currently assessing the impact of this ASU and the amendments on our future Consolidated Financial Statements and related disclosures. Adoption may affect the manner in which the company determines the unit of account for its projects and estimates revenue associated with unapproved change orders and claims. We intend to adopt the new standard on January 1, 2018 (the “initial application” date):

•	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment as of the date of adoption;
•	applying the new standard only to those contracts that are not substantially complete at the date of initial application; and
•	disclosing the impact of the new standard on our 2018 Consolidated Financial Statements.

This standard could have a significant impact on our 2018 Consolidated Financial Statements and related disclosures.

NOTE 2—REVENUE RECOGNITION

Unapproved Change Orders

As of September 30, 2017, total unapproved change orders included in our estimates at completion aggregated approximately $98 million, of which approximately $9 million was included in backlog. As of September 30, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $139 million, of which approximately $21 million was included in backlog.

Claims Revenue

The amount of revenues included in our estimates at completion (i.e., contract values) associated with claims was $10 million and $16 million as of September 30, 2017 and 2016, respectively, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenue or associated costs in their financial results for the three and nine months ended September 30, 2017 and 2016.

None of the claims included in our estimates at completion at September 30, 2017 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

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

KJO Hout, an EPCI project in our Middle East segment, is the only active project in a significant loss position as of September 30, 2017. The estimated overall loss on KJO Hout was $9 million. The project is substantially complete.

As of September 30, 2017 and December 31, 2016, the remaining provision for estimated losses to be recognized on all active uncompleted projects in our Consolidated Balance Sheets was not material.

NOTE 3—USE OF ESTIMATES

The following is a discussion of our most significant changes in estimates that impacted segment operating income for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017

Segment operating income for the three months ended September 30, 2017 was positively impacted by net favorable changes in estimates totaling approximately $36 million.

Americas, Europe and Africa Segment (“AEA”)—This segment was impacted by net unfavorable changes in estimates aggregating approximately $4 million on multiple projects, none of which individually were material.

Middle East Segment (“MEA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $36 million, primarily due to:

•	cost savings associated with marine campaigns and changes in estimate at completion on multiple Saudi Aramco projects;
~~•~~

marine campaign cost savings and benefits from favorable weather conditions, which were partially offset by higher fabrication costs and marine equipment downtime on a lump-sum EPCI project under the second Saudi Aramco Long-Term Agreement (“LTA II”);

•	favorable changes in estimated costs at completion on various other projects, which individually were not material.

Those net favorable changes in estimates were partially offset by higher marine campaign costs for the Berri platform, a Saudi Aramco EPCI project, and increases in costs on a project in the Neutral Zone.

Asia Segment (“ASA”)—This segment was positively impacted by net favorable changes in estimates aggregating approximately $4 million, primarily due to change in estimates associated with efficient project execution and productivity improvements on multiple active projects which were individually not material.

Those favorable changes in estimates were partially offset by higher marine campaign costs associated with the transportation and installation of pipelines under the multi-year Brunei Shell Petroleum (“BSP”) offshore installation contract.

As of September 30, 2017, the diving work to replace the failed supplier-provided subsea-pipe connector component on the Ichthys project in Australia was substantially complete. The costs to replace the supplier-provided subsea-pipe connector component, at the completion of the project, are expected to be less than our December 31, 2016 estimate of $34 million. The project remains in an overall profitable position.

Nine months ended September 30, 2017

Segment operating income for the nine months ended September 30, 2017 was positively impacted by net favorable changes in estimates totaling approximately $115 million, primarily in our MEA and ASA segments.

AEA—This segment was impacted by net unfavorable changes in estimates aggregating approximately $3 million on multiple projects, none of which individually were material.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $72 million, primarily due to:

•	productivity improvements and associated cost savings during the marine hookup campaign and reduction in estimated costs to complete two projects in the Middle East, including a Saudi Aramco project;
•

marine campaign cost savings associated with productivity improvements and favorable weather conditions, which were partially offset by higher fabrication costs on lump-sum EPCI projects under the LTA II;

•	productivity improvements and associated cost savings during the installation phase on the Saudi Aramco Marjan power system replacement project;
•

close-out improvements associated with the first phase of a large pipeline repair project in the Middle East, which was completed in 2016, and a change in estimate to complete the next phase of this project; and

•	cost savings associated with productivity improvements on multiple projects in the Middle East, none of which were individually material.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $46 million, primarily due to changes in estimates driven by productivity improvements and associated cost savings and changes in estimated costs at completion on active and completed projects.

Those net favorable changes in estimates were partially offset by vessel and marine equipment downtime on our Vashishta EPCI project in India.

In addition, as of December 31, 2016, on the Ichthys project in Australia, we reported a $34 million increase in our estimated costs at completion due to a failure identified in a supplier-provided subsea-pipe connector component that we had previously installed, and we identified possible additional increases of up to $10 million, due to potential need for alternative installation methods. We investigated the cause of the failure and developed a remediation plan in conjunction with the customer. We commenced offshore replacement in June 2017 through a diving intervention method.  As of September 30, 2017, the remediation work was substantially complete. The costs to replace the supplier-provided subsea-pipe connector component are expected to be less than our December 31, 2016 estimate of $34 million. The project remains in an overall profitable position.

Three months ended September 30, 2016

Segment operating income for the three months ended September 30, 2016 was positively impacted by net favorable changes in estimates totaling approximately $34 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates, aggregating approximately $6 million, none of which individually were material.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $12 million, primarily due to:

•	productivity improvements and associated cost savings related to a Saudi Aramco project; and
•	other miscellaneous projects, which individually were not material.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $16 million, primarily due to:

•	cost savings associated with our vessel productivity improvements; and
•	favorable changes in estimates at completion on several active projects.

Those net favorable changes in estimates were partially offset by net unfavorable changes on an active project, which was not material.

Nine months ended September 30, 2016

Segment operating income for the nine months ended September 30, 2016 was positively impacted by net favorable changes in estimates totaling approximately $101 million across all segments.

AEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $29 million, primarily due to:

•	successful execution and close-out improvements on two significant projects, PB Litoral and Exxon Julia Subsea Tieback;
•	productivity improvements and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico; and
•	a reversal of a $7 million provision for liquidated damages, due to an agreed additional extension of the PB Litoral project completion date.

Those net favorable changes in estimates were partially offset by net unfavorable changes on multiple projects, none of which were individually material.

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

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $43 million, primarily due to:

•	cost savings associated with productivity improvements on our LV 108 vessel activities; and
•	favorable agreement on outstanding change orders on active and completed projects during the 2016 period.

Those net favorable changes in estimates were partially offset by net unfavorable changes on multiple projects, none of which were individually material.

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

No restructuring costs were incurred in 2017. The restructuring costs incurred in 2016 and from inception to September 30, 2017, by major cost type is presented below.

	Three Months Ended	Nine Months Ended	From Inception to
	September 30, 2016		September 30, 2017
	(in thousands)
Americas Restructuring	$-	$(1,500)	$44,194

McDermott Profitability Initiative
Severance and other personnel-related costs	1,165	2,590	17,807
Asset impairment and disposal	-	-	7,471
Legal and other advisor fees	-	222	11,639
Other	-	2,436	10,045
	1,165	5,248	46,962
Additional Overhead Reduction
Severance and other personnel-related costs	556	4,600	5,012
Legal and other advisor fees	-	1,968	2,768
Other	115	371	385
	671	6,939	8,165

Total	$1,836	$10,687	$99,321

NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$416,352	$595,921
Restricted cash and cash equivalents	18,221	16,412
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$434,573	$612,333

A majority of our restricted cash balances serve as collateral for letters of credit, discussed in Note 9, Debt.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―A summary of contract receivables is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Contract receivables:
Contracts in progress	$171,587	$245,604
Completed contracts	18,289	40,345
Retainages	86,153	58,431
Unbilled(1)	4,303	4,303
Less allowances	(17,213)	(14,299)
Accounts receivable—trade, net	$263,119	$334,384

(1)	This amount relates to a project milestone billing for which we are awaiting the customer’s final acceptance certificate. We expect to receive the final acceptance certificate during 2017.

Retainages—Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	September 30, 2017	December 31, 2016
	(in thousands)
Retainages expected to be collected within one year	$86,153	$58,431
Retainages expected to be collected after one year	75,615	127,193
Total retainages	$161,768	$185,624

NOTE 7—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

A detail of the components of contracts in progress and advance billings on contracts is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Costs incurred less costs of revenue recognized	$108,149	$119,688
Revenues recognized less billings to customers	747,382	199,450
Contracts in Progress	$855,531	$319,138

Billings to customers less revenue recognized	73,765	42,637
Costs incurred less costs of revenue recognized	(30,972)	149,849
Advance Billings on Contracts	$42,793	$192,486

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

NOTE 9—DEBT

The carrying values of our long-term debt obligations, net of unamortized debt issuance costs of $5 million and $14 million as of September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Senior Notes	$494,615	$493,461
North Ocean 105 construction financing	28,595	31,877
Vendor equipment financing	15,686	-
Term Loan	-	212,070
Amortizing Notes	-	7,932
Other	1,781	7,180
	540,677	752,520
Less: Amounts due within one year	19,035	48,125
Total long-term debt	$521,642	$704,395

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

As of September 30, 2017, the applicable margin for revolving loans was 4.0% for Eurodollar-rate loans and 3.0% for base-rate loans, and the letter of credit fees were 4.0% for financial letters of credit and 2.0% for performance letters of credit, respectively.

The Credit Agreement includes the following financial covenants, defined in the Credit Agreement, which will be tested on a quarterly basis and, in respect of the collateral coverage ratio described below, on both a quarterly basis and on any date that a mortgaged vessel is sold:

•	the maximum permitted leverage ratio is (1) 3.50 to 1.00 for each fiscal quarter ending on or before December 31, 2019, and (2) 3.25 to 1.00 for each fiscal quarter ending after December 31, 2019;
•	the minimum fixed charge coverage ratio is 1.15 to 1.00;
•	the minimum liquidity is $100 million;
•	the minimum collateral coverage ratio is 1.20 to 1.0; and
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

As of September 30, 2017, under the Credit Agreement, there were no revolving loans outstanding.

As of September 30, 2017, the aggregate amount of letters of credit issued and outstanding under the Credit Agreement was $326 million, included in which were $19 million of financial letters of credit. As of December 31, 2016, under the Prior Credit Agreement, the aggregate amount of letters of credit issued and outstanding was $442 million.

The Credit Agreement permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the Credit Agreement. As of September 30, 2017, we had bilateral arrangements to issue cash collateralized letters of credit of $175 million. As of September 30, 2017 and December 31, 2016, we had an aggregate face amount of approximately $18 million and $16 million of such letters of credit outstanding supported by cash collateral, respectively. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets. During the first nine months of 2017, the maximum amount of cash collateral used to support bilateral letters of credit was $166 million.

As of September 30, 2017, we were in compliance with all of the financial covenants set forth in the Credit Agreement.

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

The prepaid common stock purchase contracts were accounted for as capital in excess of par value totaling $240 million in our Consolidated Balance Sheets. Each prepaid common stock purchase contract automatically settled in April 2017. We delivered 40.8 million shares of our common stock to holders of the TEUs, based on the settlement rate of 3.5496 shares per unit.

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

During the first nine months of 2017, we sold approximately $2 million of receivables under the receivables purchase agreement.

Vendor Equipment Financing

In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. The equipment financing agreement contains various customary affirmative covenants, as well as specific affirmative covenants, including the pledge of specific equipment. The equipment financing agreement also requires compliance with various negative covenants, including restricted use of the proceeds. At September 30, 2017, the total borrowing outstanding under this facility was approximately $16 million.

Unsecured Bilateral Lines of Credit

MDR has uncommitted lines of credit in place with Middle Eastern banks in support of our contracting activities in the Middle East. Bank guarantees issued under these agreements totaled $504 million and $359 million, as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, overall capacity under these arrangements totaled $625 million.

Surety Bonds

As of September 30, 2017 and December 31, 2016, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries JRM Mexico and McDermott, Inc. totaled $56 million and $79 million, respectively. As of September 30, 2017, overall uncommitted capacity under these arrangements totaled $300 million.

For additional information relating to our outstanding debts, see Note 10, Debt, to the Consolidated Financial Statements included in the April 25 Form 8-K.

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

Net periodic cost (benefit) for our qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) was as follows:

	Domestic Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest cost	$4,991	$5,276	$14,973	$15,828
Expected return on plan assets	(4,907)	(5,002)	(14,721)	(15,006)
Net periodic (benefit) cost	$84	$274	$252	$822

	TCN Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest cost	$290	$338	$870	$1,014
Expected return on plan assets	(345)	(397)	(1,035)	(1,191)
Net periodic (benefit) cost	$(55)	$(59)	$(165)	$(177)

We recognize mark to market fair value adjustment on defined benefit plans in our Consolidated Statements of Operations in the fourth quarter of each year.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of Other non-operating income (expense), net, in our Consolidated Statements of Operations.

As of September 30, 2017, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $5 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $2 million of deferred losses out of AOCI by September 30, 2018, as hedged items are recognized. The notional value of our outstanding derivative contracts totaled $215 million at September 30, 2017, with maturities extending through March 2019. Of this amount, approximately $89 million is associated with various foreign currency expenditures we expect to incur on one of our ASA segment’s EPCI projects. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of September 30, 2017, the fair value of these contracts was in a net asset position totaling approximately $3 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	September 30,	December 31,
	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$3,718	$2,631
Other assets	152	-
Total derivatives asset	$3,870	$2,631

Accounts payable	$465	$9,361
Other liabilities	-	4
Total derivatives liability	$465	$9,365

The Effects of Derivative Instruments on our Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$4,971	$4,228	$15,183	$14,458
Loss (gain) reclassified from AOCI to Cost of operations	4,209	(679)	1,478	23,932
Ineffective portion and amount excluded from effectiveness testing: gain (loss) recognized in Other non-operating expense	(226)	1,830	(1,145)	281

NOTE 12—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of September 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	September 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$3,405	$3,405	$-	$3,405	$-
Non-recurring
Debt	(540,677)	(563,164)	-	(516,305)	(46,859)

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(6,734)	$(6,734)	$-	$(6,734)	$-
Non-recurring
Debt	(752,520)	(777,072)	-	(728,072)	(49,000)

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

Quoted prices were not available for the NO 105 construction financing, vendor equipment financing or capital leases. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms and are classified as Level 3 within the fair value hierarchy.

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

Fair Value Disclosure of Non-financial Assets

During the third quarter of 2016, our management reevaluated our operational plans for certain underutilized marine assets. As a result, we identified certain marine assets that would not be used in a manner consistent with management’s original intent. Based on that determination, we tested the carrying value of those assets for recoverability by comparing the undiscounted future cash flows to the assets’ respective carrying values. As the carrying values of those assets exceeded the undiscounted future cash flows, an impairment was recorded.  The impairment was calculated as the difference between the $22 million aggregate carrying value of the assets and the $10 million estimated fair value of the assets, resulting in a $12 million non-cash impairment charge.  We utilized both a market approach and income approach to estimate the fair values of the assets.  Inputs included market sales data for comparable assets, forecasted cash flows and discount rates believed to be consistent with those used by principal market participants.  The fair value measurement was based on inputs that are not observable in the market and thus represent level 3 inputs.

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

NOTE 13—STOCKHOLDERS’ EQUITY

The changes in the number of shares outstanding and treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2017	2016
Shares outstanding
Beginning balance	241,388,277	239,016,924
Common stock issued	43,634,232	3,234,994
Purchase of common stock	(1,013,749)	(912,344)
Ending balance	284,008,760	241,339,574

Shares held as Treasury shares
Beginning balance	8,302,004	7,824,204
Purchase of common stock	1,013,749	912,344
Retirement of common stock	(821,586)	(447,173)
Ending balance	8,494,167	8,289,375

Ordinary shares issued at the end of the period	292,502,927	249,628,949

During the second quarter of 2017, we delivered 40.8 million shares of our common stock to holders of the prepaid common stock purchase contracts comprising part of the TEUs, based on the settlement rate of 3.5496 shares per unit. For further discussion see Note 9, Debt.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI included in stockholders’ equity are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation adjustments ("CTA")	$(48,791)	$(42,082)
Net unrealized gain on investments	346	269
Net unrealized loss on derivative financial instruments	(5,159)	(25,082)
Accumulated other comprehensive loss	$(53,604)	$(66,895)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign Currency Translation Adjustments		Unrealized Holding Gain (Loss) on Investments	Gain (Loss) on Derivative (1)		TOTAL
For the Three Months Ended September 30, 2017	(In thousands)
Balance at July 1, 2017	$(42,074)		$308	$(14,425)		$(56,191)
Other comprehensive income (loss) before reclassification	(784)		38	4,971		4,225
Acquisition of NCI	-		-	-		-
Amounts reclassified from AOCI	(5,933)	(3)	-	4,295	(2)	(1,638)
Net current period other comprehensive income	(6,717)		38	9,266		2,587
Balance at September 30, 2017	$(48,791)		$346	$(5,159)		$(53,604)

For the Nine Months Ended September 30, 2017
Balance at January 1, 2017	$(42,082)		$269	$(25,082)		$(66,895)
Other comprehensive income before reclassification	(776)		77	15,183		14,484
Acquisition of NCI	-		-	2,284		2,284
Amounts reclassified from AOCI	(5,933)	(3)	-	2,456	(2)	(3,477)
Net current period other comprehensive income	(6,709)		77	19,923		13,291
Balance at September 30, 2017	$(48,791)		$346	$(5,159)		$(53,604)

For the Three Months Ended September 30, 2016
Balance at July 1, 2016	$(37,295)		$264	$(28,844)		$(65,875)
Other comprehensive income (loss) before reclassification	(5,031)		(3)	4,228		(806)
Amounts reclassified from AOCI	-		-	(651)	(2)	(651)
Net current period other comprehensive income	(5,031)		(3)	3,577		(1,457)
Balance at September 30, 2016	$(42,326)		$261	$(25,267)		$(67,332)

For the Nine Months Ended September 30, 2016
Balance at January 1, 2016	$(29,925)		$247	$(64,277)		$(93,955)
Other comprehensive income (loss) before reclassification	(12,401)		14	14,458		2,071
Amounts reclassified from AOCI	-		-	24,552	(2)	24,552
Net current period other comprehensive income	(12,401)		14	39,010		26,623
Balance at September 30, 2016	$(42,326)		$261	$(25,267)		$(67,332)

(1)	Refer to Note 11, Derivative Financial Instruments, for additional details
(2)	Reclassified to Cost of operations and Other non-operating income (expense), net
(3)	Release of CTA to Other non-operating income (expense), net, on liquidation of certain foreign entities

Noncontrolling Interest

North Ocean 105―In December 2010, J. Ray McDermott (Norway), AS ( “JRM”), one of our indirectly wholly owned subsidiaries, and Oceanteam entered into an Equity Owner’s Agreement (as amended to date, the “Equity Agreement”) to acquire a 75% interest in North Ocean 105 AS, the vessel-owning company. Under the Equity Agreement JRM was given an option to purchase Oceanteam ASA’s 25% ownership interest in the second quarter of 2017.

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

Berlian McDermott Sdn. Bhd―In 2013, we entered into certain joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in THHE Fabricators Sdn. Bhd. (“THF”), a subsidiary of THHE, and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd (“BMD”). In the third quarter of 2016, we reacquired the 30% of noncontrolling interest in BMD from THHE in exchange for our 30% equity interest in THF. We determined the fair value of the asset surrendered to be $17 million. As of and for the periods ended September 30, 2016, in connection with the acquisition of the BMD noncontrolling interest, we recorded an $18 million decrease in Noncontrolling interest, and, in connection with the exchange of our investment in THF, we recorded a $12 million decrease in Investments in unconsolidated affiliates and a $5 million gain in Other income (expense), net in our Consolidated Financial Statements.

NOTE 14—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Net income attributable to McDermott International, Inc.	$94,701	$16,108	$153,030	$34,593

Weighted average common stock (basic)	283,991,161	240,899,888	269,720,153	240,093,169
Effect of dilutive securities:
Tangible equity units(1)	-	40,896,300	12,827,388	40,896,300
Stock options, restricted stock and restricted stock units	1,783,460	2,111,165	2,312,169	2,143,451
Potential dilutive common stock	285,774,621	283,907,353	284,859,710	283,132,920

Net income per share attributable to McDermott International, Inc.
Basic:	$0.33	$0.07	$0.57	$0.14
Diluted:	$0.33	$0.06	$0.54	$0.12

(1)	Represents weighted average TEUs outstanding for the nine months periods ended September 30, 2017.

Approximately 2 million shares underlying outstanding stock-based awards for the three and nine months ended September 30, 2017 and 2016 were excluded from the computation of diluted earnings per share during those periods because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive.

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

At some sites, we are contractually obligated to decommission our fabrication facilities upon site exit. Currently, we are unable to estimate any ARO due to the indeterminate life of our fabrication facilities.  We regularly review the optimal future alternatives for our facilities. Any decision to retire one or more facilities will result in recording the present value of such obligations. As of September 30, 2017, no ARO are recorded.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2017, we had approximately $30 million of potential liquidated damages exposure, however no liability is recorded in our Consolidated Financial Statements. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for these liquidated damages. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to future liquidated damages.

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

Summarized financial information is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues (1):
AEA	$61,002	$69,699	$130,697	$219,134
MEA	736,291	334,731	1,602,955	922,820
ASA	161,238	154,113	532,983	852,248
Total revenues:	$958,531	$558,543	$2,266,635	$1,994,202

Income before provision for income taxes:
Operating income (loss):
AEA	$(7,171)	$2,871	$(18,290)	$32,831
MEA	163,626	60,365	345,483	159,701
ASA	23,682	27,381	86,351	109,082
Segment operating income	180,137	90,617	413,544	301,614
Corporate and Other(2)	(53,065)	(47,562)	(143,288)	(165,578)
Total operating income	127,072	43,055	270,256	136,036
Interest expense, net	(11,976)	(17,431)	(50,886)	(41,324)
Other non-operating income (expense), net	803	5,237	(1,074)	(1,005)
Income before provision for income taxes	$115,899	$30,861	$218,296	$93,707

Capital expenditures:
AEA	$5,369	$269	$20,694	$3,795
MEA	7,858	8,318	18,489	13,021
ASA	1,812	16,603	7,548	178,178
Corporate and Other(3)	1,145	1,529	50,375	2,399
Total capital expenditures:	$16,184	$26,719	$97,106	$197,393

Depreciation and amortization:
AEA	$5,300	$8,992	$16,708	$28,717
MEA	13,224	7,724	34,889	19,632
ASA	7,966	8,970	20,913	21,877
Corporate and Other	1,857	2,140	5,522	6,529
Total depreciation and amortization:	$28,347	$27,826	$78,032	$76,755

(1) Intersegment transactions included in revenues were not significant for all the periods presented.
(2) Corporate and Other operating results:
              •    in 2017 include a $3 million gain on sale of assets.
              •    in 2016 include:
            o   $44 million of impairment charges, see Note 12, Fair Value Measurements, for further discussion; and
            o   $11 million of restructuring expenses, see Note 4, Restructuring, for further discussion.

(3) Corporate and Other capital expenditures in the first nine months of 2017 include the purchase of the Amazon, a pipelay and construction vessel. Following the purchase we sold this vessel to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement, see Note 8, Sale Leaseback.

	September 30, 2017	December 31, 2016
	(In thousands)
Segment assets(1):
AEA	$695,751	$727,328
MEA	1,632,064	907,936
ASA	671,864	976,470
Corporate and Other	461,756	610,496
Total assets	$3,461,435	$3,222,230

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

Segment operations

We use Operating income (loss) as our measure of profitability for segment reporting purposes. For additional financial information related to our reporting segments, as well as a reconciliation of segment operating income to income before provision for income taxes, as defined by generally accepted accounting principles in the United States (“GAAP”), see Note 16, Segment Reporting, to the accompanying Consolidated Financial Statements.

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

Three months ended September 30, 2017 vs three months ended September 30, 2016

Revenues

	Three Months Ended September 30,
	2017	2016	Change
	(In thousands)			Percentage
Revenues:
AEA	$61,002	$69,699	$(8,697)	(12)%
MEA	736,291	334,731	401,560	120
ASA	161,238	154,113	7,125	5
Total revenues	$958,531	$558,543	$399,988	72%

Revenues increased by 72%, or $400 million, in the third quarter of 2017 compared to the third quarter of 2016.

AEA—Revenues decreased by 12%, or $9 million, primarily due to a reduction in active projects in the third quarter of 2017 compared to the third quarter of 2016.

In the third quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	fabrication activity progress on the Abkatun-A2 platform, a Pemex EPCI turnkey project in the Gulf of Mexico, which was awarded in the second quarter of 2016;
•	commencement of fabrication activity on BP Angelin, an EPCI gas field project off the east coast of Trinidad and Tobago, which was awarded in June 2017; and
•	progress on the Hess Corporation Penn State Deep (“PSD”) subsea-tieback project in the Gulf of Mexico, which was awarded in the first quarter of 2017.

In the third quarter of 2016, a variety of projects and activities contributed to revenues, as follows:

•	engineering activities on the Abkatun-A2 project, a turnkey EPCI contract to build and commission an offshore platform, which was awarded in the second quarter of 2016; and
•	fabrication activity progress on the Ayatsil-C jacket replacement and deck installation project at our Altamira facility.

The EOG Sercan and Caesar/Tonga field development projects, which were completed or substantially completed in 2016, also contributed to third quarter 2016 revenues.

MEA—Revenues increased by 120%, or $402 million, in the third quarter of 2017 compared to the third quarter of 2016.

In the third quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	higher fabrication and marine activities on the lump-sum EPCI project under the second Saudi Aramco Long-Term Agreement (“LTA II”);
•

marine campaign undertaken for jacket installation by our DB 27 vessel and deck installation by dual lift with our DB 27 and DB 30 vessels, as well as hook-up work on our Saudi Aramco Marjan power system replacement project;

•	marine campaign for hookup activities on two Saudi Aramco EPCI projects;
•	increase in marine campaign activities on the Saudi Aramco nine jackets project;
•	engineering and fabrication progress on the Saudi Aramco four jackets and three observation platforms project, which was awarded in the fourth quarter of 2016;
•	engineering and fabrication progress on the Saudi Aramco Safaniya phase 5 project which was awarded in the fourth quarter of 2016; and
•	marine campaign for valve skid installation on pipeline, spool and risers for a flow assurance project in the Middle East.

In the third quarter of 2016, a variety of projects and activities with Saudi Aramco contributed to revenues, as follows:

•	engineering, fabrication and marine pipelay activities on a lump-sum EPCI project under the LTA II;
•	fabrication and marine pipelay activities on the Marjan power system replacement project; and
•	continued fabrication and marine installation progress on a 12 jackets supply project.

The commencement in 2016 of a large pipeline-related project in the Middle East, deck fabrication and sleeper installation on the KJO Hout project and the marine campaign for installation of pipeline, spool and risers on a flow assurance project in the Middle East, awarded in the fourth quarter of 2015, also contributed to third quarter 2016 revenues.

ASA—Revenues increased by 5%, or $7 million, in the third quarter of 2017 compared to the third quarter of 2016.

In the third quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	completion of floater mooring campaign and umbilical lay by our LV 108 vessel on Ichthys, a multi-year EPCI project in Australia; and
•	marine installation activities undertaken on the Vashishta subsea field infrastructure development EPCI project in India.

In the third quarter of 2016, a variety of projects and activities contributed to revenues, as follows:

•	transportation and installation campaigns on the Ichthys project; and
•	the Yamal module fabrication project which was awarded in the third quarter of 2015.

Segment Operating Income

	Three Months Ended September 30,
	2017	2016	Change
	(In thousands)			Percentage
Segment operating income (loss):
AEA	$(7,171)	$2,871	$(10,042)	(350)%
MEA	163,626	60,365	103,261	171
ASA	23,682	27,381	(3,699)	(14)
Total	$180,137	$90,617	$89,520	99%

Segment operating income increased by approximately $90 million in the third quarter of 2017 compared to the third quarter of 2016.

AEA—Segment operating results decreased by $10 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a reduction in the number of active projects in the third quarter of 2017. Those decreases were partially offset by results from:

•	fabrication activity progress on the Abkatun-A2 platform; and
•	commencement of fabrication activity on the BP Angelin project.

MEA—Segment operating income increased by $103 million in the third quarter of 2017 compared to the third quarter of 2016.

In the third quarter of 2017, a variety of projects and activities contributed to the increase in operating income as follows:

•	higher fabrication and marine activities on a Saudi Aramco lump-sum EPCI project under the LTA II;
•

marine campaign undertaken for jacket installation by our DB 27 vessel and deck installation by dual lift with our DB 27 and DB 30 vessels, as well as hook-up work on our Saudi Aramco Marjan power system replacement project;

•	marine campaign for hookup activities on two Saudi Aramco EPCI projects;
•	increase in the marine campaign activities on the Saudi Aramco nine jackets project; and
•	marine campaign for valve skid installation on pipeline, spool and risers for a flow assurance project in the Middle East.

In the third quarter of 2016, a variety of projects and activities contributed to operating income, as follows:

•	an increase in engineering, fabrication and marine pipelay activities on a lump-sum EPCI project under the LTA II with Saudi Aramco;
•	the commencement in 2016 of a large pipeline-related project in the Middle East, awarded in the fourth quarter of 2015; and
•	a marine campaign for installation of pipeline, spool and risers on a flow assurance project in the Middle East.

ASA—Segment operating income decreased by $4 million in the third quarter of 2017 compared to the third quarter of 2016.

Segment operating income in both periods was primarily driven by marine transportation and installation activities, as well as recognition of approved change orders on active projects and fabrication activity at our Batam yard.

During the quarter ended September 30, 2017, the Vashishta project was adversely impacted by vessel and marine equipment downtime. This impacted our ASA segment’s operating margin.

Other items in Operating Income

Corporate and Other

	Three Months Ended September 30,
	2017	2016	Change
	(In thousands)			Percentage
Corporate and Other	$(53,065)	$(47,562)	$(5,503)	(12)%

Corporate and Other expenses increased by $6 million in the third quarter of 2017 compared to the third quarter of 2016.

The increase in Corporate and Other expenses in 2017 was primarily due to lower cost recovery associated with certain vessels and the Batam fabrication facility due to a reduction in active projects in our AEA and ASA segments compared to the 2016 period.

The increase was partially offset by higher utilization of our Altamira fabrication facility during the third quarter of 2017 compared to the 2016 period.

Corporate and Other expenses in the third quarter of 2016 included:

•	a $2 million restructuring charge, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements, not repeated in 2017; and
•

a $12 million non-cash impairment charge related to our marine assets recorded in the third quarter of 2016, as discussed in Note 12, Fair Value Measurement, to the accompanying Consolidated Financial Statements, not repeated in 2017.

Other Non-operating Items

Interest expense, net— Interest expense decreased by $5 million, in the third quarter of 2017 compared to the third quarter of 2016.  The decrease in interest expense was primarily due to repayments of our former term loan and the Amortizing Notes in the second quarter of 2017.

Provision for income taxes—For the three months ended September 30, 2017, the Company recognized income before provision for income taxes of $116 million, compared to $31 million in the three months ended September 30, 2016.  The provision for income taxes was $20 million for the three months ended September 30, 2017 and $16 million for the three months ended September 30, 2016.  The effective tax rate for the three months ended September 30, 2017 was 17%, as compared to 52% for the three months ended September 30, 2016.  The rate decrease was primarily driven by an increased mix of income in favorable tax jurisdictions.  In addition, we also recognized $2 million tax benefit due to changes in return to accrual adjustments, $2 million research and development credit claim, and $1 million tax benefit associated with the changes in uncertain tax positions taken in prior periods in Asia.

Nine months ended September 30, 2017 vs nine months ended September 30, 2016

Revenues

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands)			Percentage
Revenues:
AEA	$130,697	$219,134	$(88,437)	(40)%
MEA	1,602,955	922,820	680,135	74
ASA	532,983	852,248	(319,265)	(37)
Total revenues	$2,266,635	$1,994,202	$272,433	14%

Revenues increased by 14%, or $272 million, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

AEA—Revenues decreased by 40%, or $88 million, primarily due to a reduction in active projects in the 2017 period compared to the 2016 period.

In the first nine months of 2017, a variety of projects and activities contributed to revenues, as follows:

•	fabrication activity progress on the Abkatun-A2 platform;
•	commencement of fabrication activity on the BP Angelin EPCI gas field project; and
•	progress on the Hess Corporation PSD subsea-tie back project in the Gulf of Mexico.

In nine months of 2016, a variety of projects, which were complete or substantially complete in 2016, also contributed to revenues, including the EOG Sercan, PB Litoral, Jack St. Malo, Caesar/Tonga field development, LLOG Otis Subsea-Tieback and Exxon Julia Subsea-Tieback projects.

Engineering work under the turnkey EPCI contract for the Abkatun-A2 platform and jacket fabrication activity for the Ayatsil-C jacket replacement and deck installation project at our Altamira facility also contributed to the 2016 period revenue.

MEA—Revenues increased by 74%, or $680 million, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

In the first nine months of 2017, a variety of projects and activities contributed to revenues, as follows:

•	higher fabrication and marine activities on the lump-sum EPCI project under the LTA II;
•	marine campaign undertaken for jackets and deck installation, as well as hook-up work, on the Marjan power system replacement project;
•	marine campaign undertaken for jacket and pipeline installation as well as hookup activities, on two Saudi Aramco EPCI projects;
•	the Saudi Aramco nine jackets project, which progressed from the fabrication phase to the marine installation phase;
•	marine campaign carried out for umbilical and valve skid installation and hookup work on pipeline, spool and risers for the flow assurance project in the Middle East;
•	pipelay installation and hookup activities executed by our DB 27 vessel on the KJO Hout project in the Divided Zone;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Saudi Aramco Karan-45 project;
•	completion of the next phase of a large pipeline repair-related project in the Middle East;
•	progress on the Saudi Aramco four jackets and three observation platform project; and
•	engineering and fabrication progress on the Safaniya phase 5 project for Saudi Aramco.

In the first nine months of 2016, a variety of projects and activities contributed to revenues, as follows:

•	engineering, fabrication and marine activities on the lump-sum EPCI project under the LTA II;
•	continued fabrication and marine installation progress on the 12 jackets supply project;

•	fabrication and marine pipelay activities on the Marjan power system replacement project, all with Saudi Aramco; and
•	engineering and fabrication activity on the KJO Hout project, a project in the Divided Zone.

Commencement in 2016 of the following projects also contributed to revenue in the first nine months of 2016:

•	a pipeline, spool and risers flow assurance project in the Middle East;
•	a large pipeline-related project in the Middle East, which commenced and was completed in 2016; and
•	offshore marine hookup campaign on a wellhead jacket and umbilical project in the Middle East.

ASA—Revenues decreased 37%, or $319 million, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to:

•	reduced activity on our Ichthys EPCI project in Australia, as the project continued to progress through the installation phase;
•	completion of activities on the Yamal project in the beginning of the second quarter of 2017; and
•	completion of the Bergading offshore installation project in Malaysia in the second quarter of 2016.

Those decreases were partially offset by the following projects and activities:

•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India; and
•

commencement and substantial completion in 2017 of a marine campaign for transportation and installation of pipelines under the multi-year offshore Brunei Shell Petroleum (“BSP”) installation contract.

Segment Operating Income

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands)			Percentage
Segment operating income (loss):
AEA	$(18,290)	$32,831	$(51,121)	(156)%
MEA	345,483	159,701	185,782	116
ASA	86,351	109,082	(22,731)	(21)
Total	$413,544	$301,614	$111,930	37%

Segment operating income increased by $112 million in the first nine months ended September 30, 2017 compared to the first nine months ended September 30, 2016.

AEA—Segment operating results decreased by $51 million in the nine months of 2017 compared to the nine months of 2016.

The decrease in operating income was primarily due to a reduction in the number of active projects, including the PB Litoral, the Jack St. Malo and Exxon Julia Subsea Tieback projects, which were complete in 2016.

Those decreases were partially offset by results from:

•	fabrication activity progress on the Abkatun-A2 platform;
•	commencement of fabrication activity on the BP Angelin EPCI gas field project; and
•	close-out improvements and recognition of approved change orders on certain completed projects.

MEA—Segment operating income increased by $186 million in the first nine months of 2017 compared to the first nine months of 2016.

In the first nine months of 2017, a variety of projects and activities contributed to operating income, as follows:

•	higher fabrication and marine activities on the lump-sum EPCI project under the LTA II;

•	marine campaign undertaken for jackets and deck installation, as well as hook-up work, on the Marjan power system replacement project;
•	marine campaign carried out for umbilical and valve skid installation as well as hook-up activities on pipeline, spool and risers for the flow assurance project in the Middle East;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Saudi Aramco Karan-45 project;
•	marine campaign undertaken for jacket and pipeline installation as well as hookup activities on two Saudi Aramco EPCI projects;
•	completion of the next phase of a large pipeline repair-related project in the Middle East; and
•	Saudi Aramco nine jackets project, which progressed from the fabrication phase to marine installation phase.

In the first nine months of 2016, a variety of projects and activities contributed to operating income, as follows:

•	jacket fabrication and installation activity on the12 jackets supply project;
•	increased engineering and marine activities on the Marjan power systems replacement project;
•	engineering activity on the LTA II lump-sum EPCI project;
•	a large pipeline-related project in the Middle East, which was commenced and completed in 2016;
•	commencement in 2016 of the pipeline, spool and risers flow assurance project in the Middle East; and
•	offshore marine hookup campaign progress on the wellhead jacket and umbilical project in the Middle East, which was completed in the second half of 2016.

ASA—Segment operating income decreased by $23 million in the first nine months of 2017 compared to the first nine months of 2016.

The decrease was primarily driven by reduced activity on our Ichthys project in Australia as the project continued to progress through the marine installation phase.

This decrease in operating income was partially offset by:

•	marine campaign for transportation and installation of pipelines under the multi-year offshore installation contract with BSP in 2017 period; and
•	close-out improvements from several previously completed projects.

During the nine months ended September 30, 2017, the Vashishta project did not contribute to our operating margin due to adverse impact of vessel and marine equipment downtime. The estimated revenue at completion of the project includes change orders that we believe will be resolved favorably.

The first nine months of 2016 operating income was attributable to:

•	improved productivity and project execution cost savings;
•	recognition of approved change orders on active projects; and
•	close-out improvements from our 2015 pipeline-replacement campaign with BSP.

Other items in Operating Income

Corporate and Other

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands)			Percentage
Corporate and Other	$(143,288)	$(165,578)	$22,290	13%

Corporate and Other expenses decreased by $22 million in the first nine months of 2017 compared to the first nine months of 2016.

The decrease in Corporate and Other expenses was primarily due to:

•

a $44 million non-cash impairment charge related to our marine assets recorded in the first nine months of 2016, as discussed in Note 12, Fair Value Measurement, to the accompanying Consolidated Financial Statements, not repeated in 2017;

•

$11 million of restructuring expense recorded in the first nine months of 2016, as discussed in Note 4, Restructuring, to the accompanying Consolidated Financial Statements (the associated restructuring programs were substantially complete in 2016); and

•	a $3 million gain recognized on an asset sale in the first quarter of 2017.

Those decreases were partially offset by lower cost recovery associated with certain vessels and our fabrication facility due to a reduction in active projects in our AEA and ASA segments during 2017.

Other Non-operating Items

Interest expense, net—Interest expense increased by $10 million in the first nine months of 2017 compared to the first nine months of 2016.

The increase in interest expense was primarily due to:

•	expensing of the remaining $4 million unamortized debt issuance costs associated with the repayment of the term loan under our Prior Credit Agreement (as defined below); and
•	lower interest capitalization in 2017 compared to 2016. The DLV 2000 vessel, which was previously under construction, was deployed to our fleet in the second quarter of 2016.

Those increases were partially offset by the effects of low interest expense as a result of repayments of the term loan and the Amortizing Notes in the second quarter of 2017.

Provision for income taxes—For the nine months ended September 30, 2017, the Company recognized income before provision for income taxes of $218 million, compared to $94 million in the nine months ended September 30, 2016.  The provision for income taxes was $53 million and $55 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.  The effective tax rate for the nine months ended September 30, 2017 was 24%, as compared to 59% for the nine months ended September 30, 2016.  The rate decrease was primarily driven by an increased mix of income in favorable tax jurisdictions, which was partially offset by losses in certain jurisdictions where we did not recognize a tax benefit.  In addition, we also recognized $4 million tax benefit associated with the changes in uncertain tax positions taken in prior periods in the Middle East and Asia, $2 million Research and Development credit claim in Asia, and $2 million tax benefit due to changes in return to accrual adjustments in Asia.

Backlog

The following table summarizes changes to our backlog (in thousands):

Backlog at January 1, 2017	$4,321,851
Bookings from new awards	147,695
Additions and reductions on existing contracts	225,029
Less: Amounts recognized in revenues	2,266,635
Backlog at September 30, 2017(1)	$2,427,940

(1)	At September 30, 2017, approximately 63% of this backlog revenue was attributable to Saudi Aramco.

Our backlog by segment was as follows:

	September 30, 2017
	(in approximate millions)
AEA	$550	23%
MEA	1,600	66%
ASA	278	11%
Total Backlog	$2,428	100%

Of the September 30, 2017 backlog, we expect to recognize revenues as follows:

	2017	2018	Thereafter
	(in approximate millions)
Total backlog	$713	$1,701	$14

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

The Credit Agreement includes $810 million of commitments from the lenders, the full amount of which is available for the issuance of letters of credit, and $300 million of which is available for revolving loans. The senior secured credit facility established by the Credit Agreement is scheduled to mature in June 2022, unless we do not repay in full by December 1, 2020 our $500 million senior secured notes that are due in April 2021, in which case the Credit Agreement will mature on December 1, 2020. As of September 30, 2017, the aggregate amount of letters of credit issued under the Credit Agreement was $326 million, there were no revolving loans under the Credit Agreement, and we had $484 million of available commitments under the Credit Agreement.

As of September 30, 2017, we were in compliance with the financial and other covenants under the Credit Agreement, including those as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	2.71x
Maximum total leverage ratio	3.50x	1.36x
Minimum collateral coverage ratio	1.20x	1.97x

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

Receivables Factoring Facility—In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirect, wholly owned subsidiaries, entered into a 364-day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount rate of LIBOR plus an applicable margin of 4.25%, of certain receivables to a designated purchaser without recourse.  During the first nine months of 2017, we sold approximately $2 million of receivables.

Vendor Equipment Financing—In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. At September 30, 2017, the total borrowings outstanding under this facility were approximately $16 million.

Tangible Equity Units (“TEUs”)—During April 2017, in connection with the mandatory settlement of the purchase contracts underlying our previously outstanding TEUs, we delivered 40.8 million shares of our common stock to holders of the TEUs, based on the settlement rate of 3.5496 shares per unit.

Those TEUs were accounted for as capital in excess of par value totaling $240 million in our Consolidated Balance Sheets.

For additional information regarding our outstanding indebtness, see Note 9, Debt, to the accompanying Consolidated Financial Statements.

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2017, we had $435 million of cash, cash equivalents and restricted cash compared to $612 million as of December 31, 2016. At September 30, 2017, we had $46 million of cash in jurisdictions outside the U.S., principally in Malaysia, Indonesia, the United Arab Emirates and Mauritius. Approximately 2% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

At September 30, 2017, we had restricted cash and cash equivalents totaling $18 million compared to $16 million as of December 31, 2016, collateralized to support letters of credits. During the first nine months of 2017, the maximum amount of cash collateral used to support letters of credit was $166 million.

Cash Flow Activities

Operating activities―Our net cash provided by operating activities was $136 million in the nine months ended September 30, 2017, as compared to $126 million provided in the nine months ended September 30, 2016.

The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in components of our working capital—accounts receivable, contracts in progress net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on backlog as we complete certain phases of the projects.

In the nine months ended September 30, 2017, net cash used by working capital was approximately $214 million.

The components of working capital that used or provided cash were:

•	Contracts in progress, net of Advance billings on contracts increased by $673 million primarily due to progress on:
o	the Abkatun A-2 project in our AEA segment;
o	Saudi Aramco projects including the lump-sum EPCI project under the LTA II, the Marjan power system replacement project, the Header 9 Facilities and the Berri platform in our MEA segment; and
o	the Ichthys and Vashishta projects in our ASA segment.

Those increases were partially offset by:

•	Accounts receivable—collections across all segments reduced our accounts receivable by $120 million; and
•	Accounts payable—an increase of $339 million was driven by project progress across all segments.

Investing activities―Our net cash used in investing activities was $44 million in the nine months ended September 30, 2017, compared to net cash used in investing activities of $200 million in the nine months ended September 30, 2016. The cash uses in both periods primarily related to capital expenditures discussed below. Net cash used in investing activities in the first nine months of 2017 also included the sale leaseback of the Amazon vessel.

Financing activities―Our net cash used in financing activities was $269 million in the nine months ended September 30, 2017, as compared to net cash used in financing activities of $106 million in the nine months ended September 30, 2016. Net cash used in the 2017 and 2016 periods was primarily attributable to:

•	$218 million and $77 million of repayments of the term loan during the nine months ended September 30, 2017 and 2016, respectively;
•	$13 million and $17 million of repayments of other debt during the nine months ended September 30, 2017 and 2016, respectively;
•

$21 million of debt issuance costs associated with the Credit Agreement, discussed in Note 9, Debt, to the accompanying Consolidated Financial Statements, paid in the first nine months of 2017; and $8 million of debt issuance costs associated with amendments to the Prior Credit Agreement, paid in the first nine months of 2016;

•	$11 million for the acquisition of the North Ocean AS 105 noncontrolling interest in the second quarter of 2017; and
•	$7 million for repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

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

Capital expenditures for the nine months ended September 30, 2017 were $97 million, as compared to $197 million for the nine months ended September 30, 2016. Capital expenditures for the nine months ended September 30, 2017 were primarily attributable to the purchase of the pipelay and construction vessel, the Amazon. Following the purchase, we sold the Amazon to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement with the purchaser. For additional information, see Note 8, Sale Leaseback, to the accompanying Consolidated Financial Statements.

Capital expenditures for the nine months ended September 30, 2016 were primarily attributable to the construction of the DLV 2000 and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

Critical Accounting Policies and Estimates

For a discussion of the impact of critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on April 25, 2017.

See Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements for a discussion of the potential impact of new accounting standards on our unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in currency exchange rates.

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

As of September 30, 2017, we had no material future earnings or cash flow exposures from changes in interest rates on our outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally. Non-U.S. denominated asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Current Report on Form 8-K filed with the SEC on April 25, 2017.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Assumption Agreement, dated September 29, 2017, by and among McDermott Asia Pacific Sdn. Bhd., Malmac Sdn. Bhd. and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the Credit Agreement.

10.1*

Separation Agreement dated effective August 8, 2017 by and between Liane K. Hinrichs and McDermott, Inc.  (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 11, 2017 (File No. 1-08430)).

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

November 1, 2017

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ CHRISTOPHER A. KRUMMEL
Christopher A. Krummel Vice President, Finance and Chief Accounting Officer