Form 10-K
period 2017-12-31
MCDERMOTT INTERNATIONAL INC
filed 2018-02-21
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2017) was approximately $2 billion.

The number of shares of the registrant’s common stock outstanding at February 16, 2018 was 284,032,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2018 Annual Meeting of Stockholders, or an amendment to Form 10-K to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this report.

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

General

McDermott International, Inc. (“McDermott”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In this Annual Report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott and its consolidated subsidiaries, and references to any of the Notes to the accompanying Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements included in Item 8 of Part II.

Our common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Combination Agreement with Chicago Bridge & Iron Company N.V. (“CB&I”)

On December 18, 2017, McDermott, Chicago Bridge & Iron Company N.V. (“CB&I”) and certain of their respective subsidiaries entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”), pursuant to which CB&I and McDermott have agreed to combine their businesses through a series of transactions (the “Combination”). The Business Combination Agreement has been approved by the McDermott Board, the Management Board of CB&I and the Supervisory Board of CB&I.

Upon completion of the Combination, McDermott stockholders will own approximately 53 percent of the combined business on a fully diluted basis and CB&I shareholders will own approximately 47 percent. Under the terms of the Business Combination Agreement, we will exchange all issued and outstanding shares of CB&I Common Stock for shares of McDermott Common Stock at the exchange ratio described below. As a result CB&I shareholders will be entitled to receive 2.47221 shares of McDermott common stock for each share of CB&I common stock owned (or 0.82407 shares if McDermott effects a proposed three-to-one reverse stock split prior to the closing of the Combination), together with cash in lieu of fractional shares. For additional information regarding the Business Combination Agreement and the Combination, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Business Combination with Chicago Bridge & Iron Company N.V.,” in Part II of this report.

In connection with the Combination, McDermott would be considered the accounting acquirer based on the following facts: (1) upon completion of the Combination, McDermott’s stockholders will own approximately 53 percent of the combined business on a fully diluted basis; (2) a group of McDermott’s current directors, including Chairman of the Board, will constitute a majority of the Board of Directors; and (3) McDermott’s current President and Chief Executive Officer and current Executive Vice President and Chief Financial Officer will continue in those roles following the closing of the Combination. CB&I’s President and Chief Executive Officer will remain with the combined business for a transition period.

In connection with the Combination, on December 18, 2017, McDermott entered into (or received) commitment letters (including the exhibits and other attachments thereto, and together with any amendments, modifications or supplements thereto, the “Commitment Letters”), pursuant to which Barclays Bank PLC, Crédit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA and other lenders (collectively, the “Commitment Parties”) have committed to provide certain debt financing for the Combination. The Commitment Letters provide for a fully committed senior secured term loan B facility in the aggregate principal amount of $1.75 billion, a fully committed senior secured term loan C facility in the aggregate principal amount of $500 million, a $1.0 billion senior secured revolving credit facility, a $1.2 billion senior secured letter of credit facility and fully committed senior unsecured bridge facilities in an aggregate principal amount of $1.5 billion, the availability of which is subject to reduction upon McDermott’s issuance of notes in a private placement or equity securities pursuant to the terms set forth in the Commitment Letters. For additional information regarding the financing arrangements contemplated by the Commitment Letters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing of the Combination” in Part II of this report.

Business Segments

We report financial results under three reporting segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our operating segments. For financial information about our segments, see Note 21, Segment Reporting, to the accompanying Consolidated Financial Statements.

AEA Segment

Through our AEA segment, which includes the Americas, Europe and Africa, we serve the needs of customers primarily in the United States, Brazil, Mexico, Trinidad, the North Sea, West Africa and East Africa. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. Engineering and procurement services are supported by engineering resources in Chennai, India, Dubai, U.A.E., London, the United Kingdom, Mexico City, Mexico and Houston, Texas. Our primary facilities for this segment are our fabrication facility in Altamira, Mexico and spoolbase facility in Gulfport, Mississippi and are supported by our fabrication facility at Batam Island, Indonesia.

MEA Segment

Through our MEA segment, which includes the Caspian region, we serve the needs of customers in Saudi Arabia, the U.A.E., Qatar, Kuwait, Azerbaijan and Russia. Project focus in this segment relates primarily to the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Dubai, Chennai, and Al Khobar, Saudi Arabia offices and are supported by additional resources from our Houston and Kuala Lumpur, Malaysia offices. The primary fabrication facility for this segment is located in Dubai, with a secondary fabrication facility in Dammam, Saudi Arabia. In addition, this segment’s operations are supported by our fabrication facility at Batam Island.

ASA Segment

Through our ASA segment, we serve the needs of customers primarily in Australia, Indonesia, Brunei, India, Malaysia, Myanmar, Vietnam and Thailand. Project focus in this segment includes the fabrication and offshore installation of fixed and floating structures and the installation of pipelines and subsea systems. The majority of our projects in this segment are performed on an EPCI basis. Engineering and procurement services are provided by our Kuala Lumpur, Batam Island, Chennai offices and are supported by additional resources from our Dubai and Houston offices.  The primary fabrication facility for this segment is located on Batam Island, Indonesia. Through our equity ownership interest in a joint venture, we have access to additional fabrication capacity in China.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, for each contract, we regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit proportionate to the percentage of completion of the related project in the period when we revise those estimates. To the extent these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we recognize a charge against current earnings, which could be material.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically there have been no material payments to our customers under these arrangements.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  See Note 20, Commitments and Contingencies, to the accompanying Consolidated Financial Statements.

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

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and those that are in progress. These amounts are presented in U.S. dollars. Currency risk associated with backlog contracts that is not mitigated within the contract is generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. Backlog is a measure not defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against our customers, when certain conditions are met. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog, except to the extent of any contract awards we may receive from those joint ventures.

We include in backlog unapproved change orders for which we expect to receive confirmations in the ordinary course of business, generally to the extent of the lesser of the amounts we expect to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer, as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. If an unapproved change order is disputed or rejected by the customer, the associated amount of revenue is treated as a claim. See Note 3, Revenue Recognition, to the accompanying Consolidated Financial Statements for additional information on unapproved change orders.

We include claims in backlog only when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts we expect to recover or associated costs incurred. Claims revenue in backlog at December 31, 2017 and 2016 were not material.

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

The following table summarizes changes to our backlog (in thousands):

Backlog at December 31, 2016	$4,321,851
Bookings from new awards	2,323,047
Additions on existing contracts, net	241,313
Less: Amounts recognized in revenues	2,984,768
Backlog at December 31, 2017(1)	$3,901,443

(1)	At December 31, 2017, approximately 46% of our backlog is attributable to Saudi Arabian Oil Company (“Saudi Aramco”)

Our backlog by segment was as follows:

	December 31, 2017
	(In approximate millions)
AEA	$1,169	30%
MEA	2,249	58%
ASA	483	12%
Total Backlog	$3,901	100%

Of the December 31, 2017 backlog, we expect to recognize revenues as follows:

	2018	2019	Thereafter
	(In approximate millions)
Total backlog	$2,426	$1,212	$263

As of December 31, 2017, we had no active projects in a significant loss position. It is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. See Note 3, Revenue Recognition, to the accompanying Consolidated Financial Statements for additional information.

Our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of January 1, 2018, will result in a decrease in our backlog of between $205 million and $220 million.  See Note 3, Revenue Recognition, to the accompanying Consolidated Financial Statements for additional information.

Competition

We believe we are among the few offshore construction contractors capable of providing a wide range of services in major offshore oil and gas producing regions of the world. We believe the substantial capital costs and specialized capabilities involved in becoming a full-service offshore EPCI contractor create a significant barrier to entry into the market as a global, fully-integrated competitor. We do, however, face substantial competition from regional competitors and less integrated providers of offshore construction services, such as engineering firms, fabrication facilities, pipelaying companies and shipbuilders. A number of companies compete with us in each of the separate EPCI phases in various parts of the world. Our competitors by segment are discussed below.

AEA

Our AEA segment’s key competitors include: Allseas Marine Contractors S.A.; Dragados Offshore Mexico, S.A.; Gulf Island Fabrication Inc.; Swecomex, S.A. DE C.V; Heerema Group; KBR, Inc.; Kiewit Corporation; Saipem S.P.A.; Subsea 7 S.A.; Operadora Cicsa S.A. de C.V.; ICA-Fluor Daniel, S. de R.L. de C.V.; Seaway Heavy Lifting Shipping Ltd. and TechnipFMC plc.

MEA

Our MEA segment’s key competitors include: Hyundai Heavy Industrial Co. Ltd.; Larsen and Toubro Ltd. (India); National Petroleum Construction Company (Abu Dhabi); Saipem S.P.A.; TechnipFMC plc.; China Offshore Oil Engineering Co., Ltd. and Petrofac International Ltd.

ASA

Our ASA segment’s key competitors include: Allseas Marine Contractors S.A.; China Offshore Oil Engineering Co. Ltd. (COOEC); Daewoo Shipbuilding and Marine Engineering Co. Ltd.; Heerema Group; Hyundai Heavy Industrial Co. Ltd.; Malaysia Marine and Heavy Engineering Holdings Berhad; Nippon Steel Corporation; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; SapuraKencana Petroleum & TL Offshore; Sembcorp Marine Offshore Engineering; Subsea 7 S.A.; and TechnipFMC plc.

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

AEA

io Oil and Gas—We co-own several joint venture entities with Baker Hughes, a GE company.  These joint venture entities focus on the pre-FEED phases of projects in offshore markets. They bring comprehensive field development expertise and provide technically advanced solutions in new full field development concept selection and evaluation.

ASA

Qingdao McDermott Wuchuan Offshore Engineering Company Ltd.—We co-own this entity with Wuhan Wuchuan Investment Holding Co., Ltd., a leading shipbuilder in China. This joint venture provides project management, procurement, engineering, fabrication, construction and pre-commissioning of onshore and offshore oil and gas structures, including onshore modules, topside, floating, production, storage, and off-loading (“FPSO”) modules and subsea structures and manifolds.

Significant Customers

See Note 21, Segment Reporting, to the accompanying Consolidated Financial Statements for information on customers that accounted for significant percentages of our consolidated revenues.

Financial Information about Geographic Areas

See Note 21, Segment Reporting, to the accompanying Consolidated Financial Statements for financial information about our revenues and assets.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components for assembly. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials.

Employees

As of December 31, 2017, we employed approximately 11,800 persons worldwide. As of December 31, 2017, approximately 3,400 of our employees were members of labor unions.  Some of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

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

We have been identified as a potentially responsible party at various cleanup sites under CERCLA. CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year. We do not anticipate incurring any material capital expenditures for environmental control facilities in the years ended December 31, 2018 or 2019. For financial information about our environmental liabilities, see Note 20, Commitments and Contingencies, to the accompanying Consolidated Financial Statements.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	expectations regarding the Combination and the anticipated benefits of combining CB&I’s business with our business;
•	future levels of revenues, operating margins, income from operations, cash flows, net income or earnings per share;
•	the outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
•

future project activities, including the commencement and subsequent timing of marine or installation campaigns on specific projects, and the ability of projects to generate sufficient revenues to cover our fixed costs;

•	estimates of percentage of completion and contract profits or losses;
•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;
•	expectations regarding backlog;
•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources, including for the financing arrangements contemplated by the Commitment Letters to enable us to complete the Combination with CB&I;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	the possibility of establishing our parent company’s tax residence in the United Kingdom;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	the volatility of oil and gas prices;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our industry;
•	our ability to appropriately bid, estimate and effectively perform projects on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in project design or schedule;
•	changes in scope or timing of work to be completed under contracts;
•	cancellations of contracts, change orders and other modifications and related adjustments to backlog and the resulting impact from using backlog as an indicator of future revenues or earnings;
•	the collectability of amounts reflected in change orders and claims relating to work previously performed on contracts;
•	the capital investment required to construct new-build vessels and maintain and/or upgrade our existing fleet of vessels;
•	the ability of our suppliers and subcontractors to deliver raw materials in sufficient quantities and/or perform in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreements, indentures and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans, which may negatively impact our liquidity and, depending upon future operations, may impact our ability to fund our pension obligations;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;

•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in tax laws;
•	rapid technological changes;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses and forming and operating joint ventures;
•	the risk we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including local content or similar requirements;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiary; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

You should carefully consider each of the following risks and all of the other information contained in this Annual Report. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected, and, as a result, the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also adversely affect us.

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

Prices for oil and gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. Material declines in oil and natural gas prices have affected, and will likely continue to affect the demand for and pricing of our EPCI services. Since the start of the cyclical oil price decline in the fourth quarter of 2014, many oil and gas companies have made significant reductions in their capital expenditure budgets. In particular, some of our customers reduced their spending on exploration, development and production programs, including by deferring or delaying certain capital projects.  Although oil prices have increased, on a relative basis in the recent short term, the sustained lower relative price of oil has adversely affected demand for our services and lower relative prices compared to recent pricing levels could, over a sustained period of time, materially adversely affect our financial condition, results of operations and cash flows.

Our results of operations and operating cash flows depend on us obtaining significant EPCI contracts primarily for offshore oil and gas developments throughout the world.  The timing of or failure to obtain contracts, delays in awards of contracts, cancellations of contracts, delays in completion of contracts, or failure to obtain timely payments from our customers, could result in significant periodic fluctuations in our results of operations and operating cash flows.  In addition, many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer.  As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer.  Such expenditures could reduce our cash flows and necessitate borrowings under our credit agreements.

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

•

our engineering, procurement and construction projects may encounter difficulties related to the procurement of materials, or due to schedule disruptions, equipment performance failures or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

•

we may not be able to obtain compensation for additional work we perform or expenses we incur as a result of customer change orders or our customers providing deficient design or engineering information or equipment or materials;

•	we may be required to pay significant amounts of liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and
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

We recognize revenues and profits from our long-term contracts using the percentage-of-completion basis of accounting. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenues and profits could be material in future periods. In addition, change orders, which are a normal and recurring part of our business, can increase (and sometimes substantially) the future scope and cost of a job. Therefore, change order awards (although frequently beneficial in the long term) can have the short-term effect of reducing the job percentage of completion and thus the revenues and profits that otherwise would be recognized to date. Additionally, to the extent that claims included in backlog, including those which arise from change orders which are under dispute or which have been previously rejected by the customer, are not resolved in our favor, there could be reductions in, or reversals of, previously reported amounts of revenues and profits, and charges against current earnings, all of which could be material.

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

As a result of a reorganization completed in 1982, McDermott International, Inc. is a corporation organized under the laws of the Republic of Panama. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have been introduced in the U.S. Congress in recent years. Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. It is possible that, if legislation were to be enacted in these areas, we could be subject to a substantial increase in our corporate income taxes and, consequently, a decrease in our future net income and an increase in our future cash outlays for taxes. We are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. For a discussion of the impact of new U.S. tax legislation on our financial results, see Note 17, Income Taxes, to the accompanying Consolidated Financial Statements.

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

Additionally, upon the February 2006 consummation of the Chapter 11 proceedings involving several subsidiaries of our former subsidiary, the Babcock & Wilcox Company, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to the asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

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

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year. Our significant customers include major integrated and national oil and gas companies.  Revenues from Saudi Aramco and Inpex Operations Australia Pty. Ltd. represented 63% and 11%, respectively, of our total consolidated revenue for the year ended December 31, 2017.  As of December 31, 2017, approximately 46% of our contractual backlog was attributable to Saudi Aramco.  Our inability to continue to perform substantial services for our large existing customers (whether due to our failure to satisfy their bid tender requirements, disappointing project performance, changing political conditions and changing laws and policies affecting trade and investment, disagreements with respect to new (or potentially new) ventures or other business opportunities), or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations.

We may not be able to compete successfully against current and future competitors.

The industry in which we operate is highly competitive. Some of our competitors or potential competitors offer a broader range of SPS and SURF services than we provide and have been gaining success in marketing those services on an integrated or “packaged” basis to customers around the world.  Several of our competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants successfully offer SPS and SURF services on an integrated basis in a manner that we may be unable to match, even with our alliance and joint venture arrangements, or introduce new facility designs or improvements to engineering, procurement, construction or installation services. Competition also places downward pressure on our contract prices and margins.  Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins.  If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our financial position, results of operations and cash flows.

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

We derive substantially all of our revenues from international operations. Our international operations are subject to political, economic and other uncertainties. These include:

•	risks of war, terrorism, piracy and civil unrest;
•	expropriation, confiscation or nationalization of our assets;
•	renegotiation or nullification of our existing contracts;
•	changing political conditions and changing laws and policies affecting trade and investment;
•	increased costs, lower revenues and backlog and decreased liquidity resulting from a full or partial break-up of the EU or its currency, the Euro;
•	the lack of well-developed legal systems in some countries in which we make capital investments, operate or provide services, which could make it difficult for us to enforce our rights;
•	overlap of different tax structures;
•	risk of changes in currency exchange rates and currency exchange restrictions that limit our ability to convert local currencies into U.S. dollars; and
•	risks associated with the assertion of national sovereignty over areas in which our operations are conducted.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act, which is broader in scope than the FCPA, as it contains no facilitating payments exception. Additionally, in 1976 we entered into a Consent Decree with the U.S. Securities and Exchange Commission which, among other things, forbids us from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies. We and several of our joint ventures operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Those activities create the risk of unauthorized payments or offers of payments by one of our employees, agents or representatives (or those of our joint ventures) that could be in violation of the FCPA or other applicable anti-corruption laws. Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 Consent Decree. Additionally, our global operations include the import and export of goods and technologies across international borders, which requires a robust compliance program. Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees, agents or representatives (or those of our joint ventures). If we or any of our joint ventures are found to be liable for violations of the FCPA, other applicable anti-corruption laws, other applicable laws and regulations or the 1976 Consent Decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), civil and criminal penalties or other sanctions could be imposed, and negative or derivative consequences could materialize, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, certain ancillary activities related to the offshore construction industry, including the transportation of personnel and equipment between ports and the fields of work in the same country’s waters, may constitute “coastwise trade” within the meaning of laws and regulations of the U.S. and other countries. Under these laws and regulations, often referred to as cabotage laws, including the Merchant Marine Act of 1920, as amended (the “Jones Act”), in the U.S., only vessels meeting specific national ownership and registration requirements or which are subject to an exception or exemption, may engage in such “coastwise trade.” When we operate our foreign-flagged vessels, we operate within the current interpretation of such cabotage laws with respect to permitted activities for foreign-flagged vessels. Significant changes in cabotage laws or to the interpretation of such laws in the places where we perform offshore activities could affect our ability to operate, or competitively operate, our foreign-flagged vessels in those waters. We are also subject to the risk of the enactment or amendment of cabotage laws in other jurisdictions in which we operate, which could negatively impact our operations in those jurisdictions.

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

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents, investments, cash flows from operations and borrowings from our lenders. We also enter into various financial derivative contracts, including foreign currency forward contracts with banks and other financial institutions, to manage our foreign exchange rate risk. In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe and Asia, and some of those accounts hold deposits that exceed available insurance. If national and international economic conditions deteriorate, it is possible that we may not be able to refinance our outstanding indebtedness when it becomes due, and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations. A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time, and the ability of many of our suppliers to meet our needs on a competitive basis. Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

Our debt and related debt service obligations could have negative consequences.

Our debt and related debt service obligations could have negative consequences, including:

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

In line with industry practice, we are often required to post standby letters of credit to customers. Those letters of credit generally indemnify customers should we fail to perform our obligations under the applicable contracts.  However, the terms of those letters of credit, including terms relating to the customer’s ability to draw upon the letter of credit and the amount of the letter of credit required, can vary significantly. If a letter of credit is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project.  We have limited capacity for letters of credit. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Letters of credit may not continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Risk Factors Relating to the Combination

We will be subject to business uncertainties and certain operating restrictions until completion of the Combination.

In connection with the pending Combination, some of our suppliers and customers may delay or defer sales and contracting decisions, which could negatively impact our revenues, earnings and cash flows regardless of whether the Combination is completed.  Additionally, we have agreed in the Business Combination Agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Combination, which restrictions could be in place for an extended period of time if completion of the Combination is delayed and could adversely impact our ability to execute certain of our business strategies and our financial condition, results of operations or cash flows.

We may be unable to attract and retain key employees during the pendency of the Combination.

In connection with the pending Combination, current and prospective employees of ours may experience uncertainty about their future roles with the combined business following the Combination, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Combination.  Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined business following the Combination.  Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

Failure to complete the Combination, or failure to complete the Combination in the anticipated timeframe, could negatively impact us.

If the Combination is not completed, our ongoing businesses and the market price of our common stock may be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay CB&I a termination fee of $60 million; having to pay certain costs relating to the Combination; and diverting the focus of management from pursuing other opportunities that could be beneficial to us, without realizing any of the benefits which might have resulted had the Combination been completed.

The Business Combination Agreement contains restrictions on our ability to pursue other alternatives to the Combination.

The Business Combination Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly encourage or facilitate any competing acquisition proposal.  Further, subject to limited exceptions, consistent with applicable law, the Business Combination Agreement provides that our board of directors will not withdraw, modify or qualify, or propose publicly to withhold, withdraw, modify or qualify, in any manner adverse to CB&I or its affiliates its recommendation that our stockholders vote in favor of the proposals to be adopted at a special meeting of our stockholders.  In specified circumstances, CB&I has a right to negotiate with us in order to match any competing acquisition proposals that may be made.  Although our board of directors is permitted to take certain actions in response to a superior proposal or an acquisition proposal that is reasonably likely to result in a superior proposal if there is a determination by our board of directors that the failure to do so would be inconsistent with its fiduciary duties, doing so in specified situations could result in us paying to CB&I a termination fee of $60 million.  Such provisions could discourage a potential acquiror that might have an interest in making a proposal from considering or proposing any such acquisition.

In connection with the Combination, the combined business will incur or assume substantial indebtedness, which could adversely affect the combined business, including by inhibiting the combined business’ flexibility and imposing significant interest expense on the combined business.

The combined business will have a substantial amount of indebtedness and debt service requirements. As of December 31, 2017, the combined business’ outstanding indebtedness, assuming that the closing of the Combination had occurred on that date and the anticipated incurrence and assumption and extinguishment of indebtedness in connection therewith had been completed, would have been approximately $3.8 billion.  In addition, the combined business will have significant obligations with respect to the letters of credit, surety bonds and bank guaranties.  Such indebtedness and obligations could have the effect, among other things, of inhibiting the combined business’ flexibility to respond to changing business and economic conditions and imposing significant interest expense.  In addition, the amount of cash required to pay interest on the combined business’s indebtedness following completion of the Combination, and thus the demands on the combined business’s cash resources, will be significant.  The levels of indebtedness following completion of the Combination could therefore reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for the combined business relative to other companies with lower debt levels.  In addition, concerns about the debt levels of the combined business could have an adverse impact on our ability to obtain new contract awards from customers, and on the commercial terms we obtain from customers, including with respect to letter of credit and performance guaranty requirements.

In connection with the debt financing for the Combination, it is anticipated that we will seek ratings of our indebtedness from one or more nationally recognized credit rating agencies.  Such credit ratings will reflect each rating organization’s opinion of the combined business’ financial strength, operating performance and ability to meet its debt obligations.  Such credit ratings will affect the cost and availability of future borrowings and, accordingly, our cost of capital.  There can be no assurance that the combined business will achieve a particular rating or maintain a particular rating in the future.

We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes.  Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

McDermott International, Inc. may, following the Combination, choose to establish its tax residency in the United Kingdom, which establishment would require it to incur additional costs and expenses.

Our parent company, McDermott International, Inc., is neither incorporated in the United Kingdom nor presently resident there for U.K. tax purposes. However, our parent company may choose to expand its presence in the United Kingdom in order to establish tax residency there.  To establish tax residency in the United Kingdom, a company must exercise (in whole or in part) its “central management and control” from within the United Kingdom.  The test of “central management and control” is largely a question of fact and degree based on all the circumstances.  To satisfy this test, our parent company would expand its presence in the United Kingdom, including holding its regular Board meetings there.  In such case, we would expect to incur additional costs and expenses, including professional fees, to comply with U.K. tax laws.

McDermott International, Inc. may choose to abandon or delay the possible establishment of its residency in the United Kingdom for tax purposes.

McDermott International, Inc. may abandon or delay the possible establishment of residency in the United Kingdom for tax purposes at any time prior to completing the change of tax residency or receiving a ruling from the applicable tax authorities, particularly if it is determined that completing such change is no longer in our best interests or the best interests of our stockholders or may not result in the expected benefits.  Additionally, we may not be able to obtain the requisite rulings from the applicable tax authorities. We can provide no assurance as to when the contemplated change of tax residency will be completed, if at all.

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

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2017 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased	Area (In thousands square feet, except acres)
AEA
Altamira, Mexico	Administrative Office/Fabrication Facility	Owned/Leased	117	acres
Gulfport, Mississippi	Administrative Office/Fabrication Facility	Leased	55	acres

MEA
Dubai (Jebel Ali), U.A.E.	Operations/Engineering/Fabrication Facility/Administrative Office	Leased	154	acres
Dammam, Saudi Arabia	Fabrication Facility	Leased	16	acres
Al Khobar, Saudi Arabia	Fabrication Facility/Operations/Engineering Office	Leased	38
Doha, Qatar	Operations Office	Leased	37

ASA
Batam Island, Indonesia	Fabrication Facility	Leased	295	acres
Qingdao, China	Fabrication Facility	Leased	107	acres
Kuala Lumpur, Malaysia	Operations/Engineering/Administrative Office	Leased	97
Chennai, India	Engineering Office	Leased	41
Perth, Australia	Operations Office	Leased	32

Corporate
Houston, Texas	Administrative Office	Leased	159

During 2017, our actual fabrication facilities utilization was 18.5 million man-hours compared to a 17.0 million of combined standard man-hours. The combined standard man-hours is the expected annual utilization of our fabrication facilities.

In March 2017, we entered into a memorandum of understanding (“MOU”) with Saudi Aramco, which contemplates a long-term lease of land to us at the new maritime complex being developed by Saudi Aramco in the Kingdom of Saudi Arabia. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results” in Part II of this report for further discussion.

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including the reporting segments in which they were operating as of December 31, 2017:

Location and Vessel Name	Vessel Type	Year Entered Service/Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
AEA
DB 50(1)(2)	Pipelay/Derrick	1988/2012	4,400	-
Intermac 650(2)	Launch/Cargo Barge	1980/2006	-	-
North Ocean 102(1)(2)	Multi-Service Vessel	2009	275	-
North Ocean 105(1)(3)(4)	Multi-Service Vessel	2012	440	16

MEA
DB 27(2)	Pipelay/Derrick	1974/1984	2,400	60
DB 30(3)	Pipelay/Derrick	1975/1999	3,080	60
DB 32(2)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(2)	Multi-Service Vessel	1999/2010	55	-
Emerald Sea(1)(2)	Multi-Service Vessel	1996/2007	110	-
Amazon(1)(3)(5)	Multi-Service Vessel	2014	880	-

ASA
LV 108(1)(2)	Multi-Service Vessel	2014	440	-
DLV 2000(1)(2)	Multi-Service Vessel	2016	2,200	60

(1)	Vessel with dynamic positioning capability.
(2)	Vessels subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(3)	Vessels not subject to mortgages securing indebtedness under our credit agreement and senior secured notes.
(4)

North Ocean 105 (“NO 105”) is currently subject to a mortgage securing indebtedness of the entity that owns that vessel. For further discussion see Note 12, Debt, to the accompanying Consolidated Financial Statements.

(5)	Leased vessel.

During 2017, our actual offshore and subsea vessels utilization was 1,215 and 800 days, compared to 1,500 and 1,250 of combined standard days, respectively. The combined standard days is the expected annual utilization of our vessels.

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

The information set forth under the heading “Investigations and Litigation” in Note 20, Commitments and Contingencies, to our Consolidated Financial Statements included in this Annual Report is incorporated by reference into this Item 3.

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

High and low stock prices by quarter for the two most recent fiscal years are shown in the table below:

	Year Ended December 31,
	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$8.33	6.08	$4.44	$2.20
June 30	7.23	5.90	5.19	3.53
September 30	7.73	5.56	5.40	4.41
December 31	7.85	6.05	8.21	4.93

We have not paid cash dividends on our common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors evaluates our cash dividend policy from time to time. In addition, our existing credit agreement and the indenture relating to our outstanding senior notes contain contractual restrictions on our ability to pay dividends.

We have not made any unregistered sales of any of our equity securities since prior to January 1, 2017.

As of February 16, 2018 there were approximately 2,076 record holders of our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance
	(In thousands of shares, except per share amounts)
Equity compensation plans approved by security holders			5,567
Stock options	1,636	$14.43
Other equity compensation awards	8,640	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	10,276		5,567

(1)As of December 31, 2017, there were approximately 10,276 thousand securities to be issued upon exercise or vesting of outstanding options, restricted stock units, performance shares or performance units. The award agreements for the restricted stock units granted in 2014, 2015, 2016 and 2017, and the performance units granted in 2015, 2016, and 2017 provide that the awards may be settled in shares, cash equal to the fair market value of the shares otherwise deliverable on the vesting date, or any combination thereof in the sole discretion of the Compensation Committee, with the exception of 26 thousand awards of restricted stock units granted in 2014 that may only be settled in shares.

(2)The weighted-average price reflects only the weighted-average price of stock options outstanding. The only other rights outstanding under our equity compensation plans approved by our stockholders are awards of restricted stock units and performance units, which do not involve any payment of an exercise price.

Corporate Performance Graph

The following graph provides a comparison of our five-year, cumulative total stockholder return(1) from December 2012 through December 2017 to the return of S&P 500 and our custom peer group.

(1)	Total stockholder return assuming $100 invested on December 31, 2012 and reinvestment of dividends on daily basis.

The peer group used for the five-year comparison was comprised of the following companies:

•Archrock, Inc.	●	Noble Corporation

•Chicago Bridge & Iron Company N.V.	●	Oceaneering International, Inc.

•Helix Energy Solutions Group, Inc.	●	Oil States International, Inc.

•Jacobs Engineering Group Inc.	●	Superior Energy Services, Inc.

•KBR, Inc.	●	Tidewater Inc.

The companies listed above comprise the peer group utilized for 2017 executive compensation benchmarking (the “Proxy Peer Group”).  For purposes of this performance graph FMC Technologies, Inc., which was included in the 2016 Proxy Peer Group, has been excluded from the 2017 Proxy Peer Group because in January 2017 it merged with Technip SA to form TechnipFMC plc.

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

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except for per share amounts)
Statement of Operations Data:
Revenues	$2,984,768	$2,635,983	$3,070,275	$2,300,889	$2,658,932
Operating income (loss)	324,202	142,253	112,682	16,402	(440,629)
Income (loss) from continuing operations before noncontrolling interests	177,215	36,299	(8,839)	(65,394)	(489,910)
Less: net income (loss) attributable to noncontrolling interest	(1,331)	2,182	9,144	10,600	18,958
Net income (loss) attributable to McDermott	178,546	34,117	(17,983)	(75,994)	(508,868)
Net income (loss) per share attributable to McDermott
Basic	0.65	0.14	(0.08)	(0.32)	(2.15)
Diluted	0.63	0.12	(0.08)	(0.32)	(2.15)
Balance Sheet Data:
Total assets	$3,222,820	$3,222,230	$3,387,076	$3,416,879	$2,803,694
Current debt	24,264	48,125	24,882	23,678	39,543
Long-term debt	512,713	704,395	819,001	840,791	45,342
Total Equity	1,788,777	1,595,468	1,546,721	1,539,114	1,440,344

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”), and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction.

We report financial results under three reportable segments consisting of (1) the Americas, Europe and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”). We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our reportable segments. For financial information about our segments, see Note 21, Segment Reporting, to the accompanying Consolidated Financial Statements.

Our business activity depends mainly on capital expenditures for offshore construction services of major integrated oil and gas companies and national oil companies for the construction of development projects in the regions in which we operate. Our operations are generally capital intensive and rely on large contracts, which can account for a substantial amount of our revenues.

Overview

Our performance is significantly impacted by spending on upstream exploration, development and production programs by our customers. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability. Under the current macro commodity environment, we have seen continued pressure from customer capital expenditure spending delays, stronger competitive pricing pressure given contraction in certain markets, and lower utilization of our assets. However, we believe our long-term industry position remains favorable, and we will continue to maintain our focus on market opportunities, customer alignment, efficient execution of our backlog, efficient asset utilization, and cost control and liquidity management. We will also continue positioning ourselves for growth when the global oil and gas industry rebounds and the producers increase their capital spending.

Operating Results

2017—Our backlog at December 31, 2017 was $3.9 billion. Approximately $2.4 billion of this backlog is expected to roll-off in 2018. Our backlog at December 31, 2017 includes a significant new Saudi Aramco award for phase 6 of the Safaniya field upgrade in our MEA segment, a significant new award from Reliance Industries in our ASA segment and awards from Maersk and British Petroleum (“BP”) of the Tyra and Angelin projects in our AEA segment, as well as a number of change orders awarded during 2017.

Revenues increased by $349 million during 2017 compared to 2016, primarily due to an increase in our MEA segment, partially offset by decreases in our AEA and ASA segments. The key projects driving 2017 revenue were a lump-sum EPCI project under the second Saudi Aramco Long Term Agreement (“LTA II”), the Saudi Aramco Marjan power systems replacement project, the Ichthys project in Australia, the Vashishta project in India and the Abkatun project in Mexico. In addition, increased activity across our portfolio of projects in the Middle East also contributed to 2017 revenue.

Operating income increased by $182 million from $142 million in 2016 to $324 million in 2017. Our “One McDermott Way” initiative continued to drive efficient project execution and associated cost savings. In addition, our improved customer relationships, alignment with customer schedules, project closeout improvements on completed projects and recognition of approved change orders contributed to 2017 operating income.

The 2017 operating income was positively impacted by:

•	progress on an EPCI project under the LTA II and the Saudi Aramco Marjan power system replacement project;
•	the Ichthys project in Australia, as the project progressed through the marine installation phase;
•	increased activity across our portfolio of projects in the Middle East;
•	progress on a flow assurance project in the Middle East; and
•	successful completion of the next phase of a large pipeline repair-related project in the Middle East.

The 2017 operating results include approximately $9 million of transaction costs related to our proposed business combination with CB&I and lower cost recovery associated with certain vessels and our fabrication facilities due to a reduction in active projects.

Other noteworthy items during 2017 included the following:

•	the entry into the Business Combination Agreement discussed below;
•	the entry into a new $810 million credit agreement, with a sublimit of up to $300 million available for revolving loans;
•

the entry into a strategic MOU with Saudi Aramco for (1) a land lease at the planned new maritime facility at Ras Al-Khair in Saudi Arabia and (2) the expansion and development of our physical and human capital within Saudi Arabia; and

•	the acquisition and sale-leaseback of the deepwater pipelay and construction vessel Amazon.

To sustain profitability and growth, during the fourth quarter of 2017, we initiated Fit 2 Grow (“F2G”), a value improvement program to further reduce our costs. In 2018, we expect to realize, before restructuring charges, cash savings in excess of $50 million in connection with F2G. See Note 5, Restructuring, to the accompanying Consolidated Financial Statements for further discussion.

2016―Our backlog at December 31, 2016 was $4.3 billion. Significant new awards under the LTA II, two other significant awards  (one in our AEA segment and one in our ASA segment) and a number of change orders contributed to our backlog at December 31, 2016.

Revenues decreased by $434 million in 2016 compared to 2015, primarily due to lower activity on our Ichthys project and completion of the Brunei Shell pipeline replacement project in our ASA segment. That decrease was partially offset by increased activities on several of our MEA segment projects.

Operating income increased by $29 million from $113 million in 2015 to $142 million in 2016 despite the challenging environment of low crude oil and natural gas prices. We believe our performance indicates our capability to deliver strong results under a wide range of operating environments due to strong project execution and cost management.

The 2016 operating income was positively impacted by:

•	successful completion of a 12 jacket Saudi Aramco project and a large Middle East pipeline-related project;
•	progress on a lump-sum EPCI project under the LTA II, and efficient execution and related cost savings on the Marjan power systems replacement project; and
•	close-out improvements, favorable changes in estimates and recognition of approved change orders on active and closed projects.

The 2016 operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia, as discussed in Note 4, Use of Estimates, to the accompanying Consolidated Financial Statements.

A total of $55 million of non-cash impairment charges related to our Agile vessel and certain other marine assets impacted our 2016 operating income, as discussed in Note 15, Fair Value Measurements, to the accompanying Consolidated Financial Statements.

In 2016 we realized approximately $150 million and $46 million of cash savings, before restructuring charges, from our McDermott Profitability Initiative (“MPI”) and Additional Overhead Reduction program (“AOR”), respectively. MPI was completed during the third quarter of 2016, and AOR was completed during the fourth quarter of 2016. See Note 5, Restructuring, to the accompanying Consolidated Financial Statements for further discussion.

2015―Our backlog as of December 31, 2015 was $4.2 billion. A significant award under the LTA II, two key awards in the Middle East and a number of change orders contributed to a $3.7 billion increase in backlog, partially offset by $3.0 billion of revenue roll-off during 2015, resulting in a net increase of approximately $631 million over our backlog as of December 31, 2014.

Revenues for 2015 were approximately $3.0 billion, an increase of $769 million, or 33%, over 2014.  This increase was primarily attributable to:

•	progress, driven by marine activities, on the Ichthys project;
•	completion of the Brunei Shell pipeline replacement project;
•	a significant increase in activities associated with several of our Middle East projects; and
•	increased fabrication and marine activities on the PB Litoral project.

Operating income was $113 million in 2015, an increase of $96 million compared to 2014.  Operating income was positively impacted by:

•	strong project execution, including on the Ichthys project, where the activities remained on schedule;
•	successful completion of the Manifa, Abu Ali and Karan 45 projects, all with Saudi Aramco; and
•	completion of fabrication, installation and hook up of the PB Litoral facilities.

Significant items we recognized as charges in our operating income included:

•	$41 million for the restructuring actions discussed in Note 5, Restructuring, to the accompanying Consolidated Financial Statements;
•

a $26 million non-cash mark-to-market (“MTM”) actuarial loss on our pension benefit plans, discussed in Note 13, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements; and

•	a $17 million charge associated with a legal settlement in the third quarter of 2015.

During 2015, we realized approximately $115 million of cash savings, before restructuring charges, from our MPI program. In addition, we continued our efforts to improve our cost structure and commenced our AOR program during the fourth quarter of 2015.

Outlook

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

Since the start of the most recent substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditure budgets for 2015, 2016 and 2017. Though some of our customers have reduced their current levels of spending on exploration, development and production programs, including by deferring or delaying certain capital projects, we do expect other capital projects to continue, as they are economically viable or strategically necessary in a variety of oil and gas price environments.  We also expect that project deferrals and delays, combined with the natural decline rates of existing production and the resetting of the industry cost base, will ultimately contribute to further investment by oil and gas producers in the long term.

In the current environment, we will continue to maintain our focus on market opportunities, customer alignment, efficient execution of our backlog, efficient asset utilization and cost and liquidity management.  We will also continue positioning ourselves for growth when the global oil and gas industry rebounds and the producers increase their capital spending.  In addition to our ongoing operating strategies, we consider, from time to time, various inorganic growth opportunities to update and improve our asset base, increase our market share and revenue potential and enhance the scale and stability of our business operations.  We expect to continue considering in the future a variety of potential transactions, including, but not limited to, acquisitions of vessels (such as the Amazon), new maritime yard facilities (such as the planned construction of a new yard at Ras Al-Khair in Saudi Arabia), acquisitions of other businesses that would complement our existing operations and other business combination transactions.  We can provide no assurance that our consideration of such opportunities will result in the consummation of any transaction, or if a transaction is undertaken, as to its terms, structure or timing, or as to the availability of financing necessary to consummate such a transaction on acceptable terms, if at all.

Proposed Combination with Chicago Bridge & Iron Company N.V.

On December 18, 2017, McDermott International, Inc., Chicago Bridge & Iron Company N.V. (“CB&I”) and certain of their respective subsidiaries entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”).  Pursuant to the terms of the Business Combination Agreement, we and CB&I have agreed to combine our businesses by a series of transactions (and subject to the terms and conditions of the Business Combination Agreement) that we refer to as the “Core Transactions,” preceded by McDermott Technology, B.V., a company organized under the laws of the Netherlands and a direct wholly owned subsidiary of ours referred to as “McDermott Bidco,” making an Exchange Offer (as defined below) (together with the Core Transactions, the “Combination”) for shares of CB&I common stock. Subject to the terms and conditions of the Business Combination Agreement, the Combination will occur as follows:

•

McDermott Bidco will launch an offer to exchange (the “Exchange Offer”) any and all issued and outstanding shares of common stock of CB&I for shares of our common stock, at the Exchange Offer Ratio (as defined below), with the completion of the Exchange Offer to occur prior to the effectiveness of the Merger (as defined below);

•

Certain subsidiaries of ours will complete an acquisition transaction (the “CB&I Technology Acquisition”) no later than immediately prior to the time at which McDermott Bidco accepts all shares of CB&I common stock validly tendered and not properly withdrawn in the Exchange Offer (the “Exchange Offer Effective Time”), pursuant to which they will acquire for cash the equity of certain CB&I subsidiaries that own CB&I’s technology business, and the cash proceeds paid in the CB&I Technology Acquisition will be used to repay certain existing debt of CB&I;

•	McDermott Bidco will complete the Exchange Offer;
•

Promptly following the Exchange Offer Effective Time, CB&I, Comet I B.V., a company organized under the laws of the Netherlands and a direct wholly owned subsidiary of CB&I referred to as “CB&I Newco,” and Comet II B.V., a company organized under the laws of the Netherlands and a direct wholly owned subsidiary of CB&I Newco referred to as “CB&I Newco Sub,” will complete a merger transaction (the “Merger”), pursuant to which CB&I will merge with and into CB&I Newco Sub, with: (1) CB&I Newco Sub continuing as a wholly owned subsidiary of CB&I Newco; (2) all holders of shares of CB&I common stock becoming shareholders of CB&I Newco; and (3) McDermott Bidco becoming a shareholder of CB&I Newco, as a result of any shares it will have validly accepted for exchange in the Exchange Offer being exchanged for shares of CB&I Newco pursuant to the terms of the Merger;

•

McDermott Bidco and CB&I Newco will complete a share purchase and sale transaction (the “Share Sale”), as a result of which CB&I Newco Sub will become an indirect subsidiary of McDermott through the sale of all of the outstanding shares in the capital of CB&I Newco Sub to McDermott Bidco in exchange for an exchangeable note; and

•

CB&I Newco will be dissolved and liquidated (the “Liquidation”), as a result of which former CB&I shareholders that become CB&I Newco shareholders in the Merger will receive shares of our common stock issued upon the mandatory exchange of the exchangeable note, subject to applicable withholding taxes, including Dutch dividend withholding tax under the Dividend Withholding Tax Act 1965 to the extent the Liquidation distribution exceeds the average paid-in capital recognized for Dutch dividend withholding tax purposes of the shares of CB&I Newco common stock (the “Dutch Dividend Withholding Tax”).

As a result of the Core Transactions, shareholders of CB&I who do not validly tender in (or who properly withdraw their shares of CB&I common stock from) the Exchange Offer and, as a result of the Merger, become CB&I Newco shareholders, will be entitled to receive, in respect of each former share of CB&I common stock, upon completion of the Liquidation, 2.47221 shares of shares of our common stock, or, if the McDermott Reverse Stock Split has occurred prior to the date on which the Exchange Offer Effective Time occurs, 0.82407 shares of our common stock (as applicable, the “Exchange Offer Ratio”), together with cash in lieu of fractional shares, subject to applicable withholding taxes, including the Dutch Dividend Withholding Tax. The consideration per share of CB&I common stock to be received pursuant to the Core Transactions is the same as the Exchange Offer Ratio, except that the receipt of shares of our common stock and cash in lieu of fractional shares of our common stock pursuant to the Liquidation generally will be subject to the Dutch Dividend Withholding Tax.

The Core Transactions (other than the CB&I Technology Acquisition, which will occur no later than immediately prior to the Exchange Offer Effective Time) are expected to occur promptly after the Exchange Offer Effective Time (and in any event on the closing date for the Combination, other than the Liquidation distribution, which shall occur on such closing date or as soon as practicable thereafter).

Based on the estimated number of shares of CB&I common stock and shares of our common stock that will be outstanding immediately prior to the closing of the Combination, we estimate that, upon closing of the Combination, McDermott stockholders will own approximately 53% of the outstanding shares of our common stock and CB&I shareholders will own approximately 47% of the outstanding shares of our common stock.

The closing of the Combination is subject to customary conditions, including but not limited to: (1) certain approvals by CB&I’s shareholders and our stockholders; (2) receipt of regulatory approvals in specified jurisdictions; (3) satisfaction of the conditions under the financing commitments or the funding of the financing; (4) the effectiveness of a registration statement on Form S-4 that we have filed for the issuance of shares of our common stock in connection with the Combination; (5) the approval of the listing of the shares of our common stock to be issued in connection with the Combination on the New York Stock Exchange; and (6) subject to specified exceptions, limitations and qualifiers, the accuracy of representation and warranties of the parties to the Business Combination Agreement as of the closing date, including the absence of any material adverse effect with respect to our or CB&I’s business, as applicable.  For a discussion of the financing arrangements relating to the Combination, see “—Liquidity and Capital Resources—Financing of the Combination.”

Following the completion of the Combination, McDermott International, Inc. may manage its affairs so that it is centrally managed and controlled in the United Kingdom and, therefore, has its tax residency in the United Kingdom.  Our management believes that a tax residence in the United Kingdom will provide us with various benefits.  In particular, the tax regime applicable to holding companies resident in the United Kingdom is favorable to a multinational business group, such as ours.  For example, the U.K. tax regime will offer us greater flexibility in structuring our subsidiary operations and enhanced financial flexibility for our global cash management.  We can provide no assurance as to when the contemplated establishment of a U.K. tax residency will be completed, if at all.

On January 24, 2018, the Premerger Notification Office of the Federal Trade Commission advised us that early termination of the Hart-Scott-Rodino waiting period had been granted.  On February 5, 2018, we filed an application for the consent of the Russian Federal Antimonopoly Service.

We currently expect the Combination will be completed in mid-2018. However, we can give no assurance as to when the Combination will be completed, if at all. For further information about the Combination, see Note 2, Business Combination Agreement with Chicago Bridge & Iron Company N.V. (“CB&I”), to the accompanying Consolidated Financial Statements.

Segment Operations

We use Operating income (loss) as our measure of profitability for segment reporting purposes. For additional financial information related to our reporting segments, as well as a reconciliation of segment operating income to income before provision for income taxes, as defined by generally accepted accounting principles in the United States (“GAAP”), see Note 21, Segment Reporting, to the accompanying Consolidated Financial Statements.

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

2017 Versus 2016

Revenue

	2017	2016	Change
	(In thousands)			Percentage
Revenues:
AEA	$246,317	$285,988	$(39,671)	(14)%
MEA	2,120,173	1,241,591	878,582	71
ASA	618,278	1,108,404	(490,126)	(44)
Total revenues	$2,984,768	$2,635,983	$348,785	13%

Revenues increased by 13%, or $349 million, in 2017 compared to 2016, primarily due to an increase in our MEA segment.

AEA—Revenues decreased by 14%, or $40 million, due to a reduction in active projects in 2017 compared to 2016.

In 2017, a variety of projects and activities contributed to revenues, as follows:

•	fabrication activity progress on the Abkatun-A2 platform;
•	re-commencement of onshore activity on the Atlanta SURF project in Brazil; and
•	commencement of fabrication activity on the BP Angelin EPCI gas field project.

In 2016, a variety of projects and activities, which were completed or substantially completed in 2016, contributed to revenues, as follows:

•	Ayatsil-C jacket replacement project;
•	EOG Sercan project;
•	PB Litoral project;
•	Jack St. Malo project;
•	Caesar Tonga field development project;
•	LLOG Otis subsea tieback project; and
•	Exxon Julia subsea tieback project.

Commencement of engineering work on the Abkatun-A2 platform project, a turnkey EPCI contract in the Gulf of Mexico awarded in 2016, and multiple front-end engineering and design projects also contributed to 2016 revenue.

MEA—Revenues increased by 71%, or $879 million, in 2017 compared to 2016.

In 2017, a variety of projects and activities contributed to revenues, as follows:

•	higher fabrication and marine activities on the lump-sum EPCI project under the LTA II;

•	increased fabrication and marine campaign undertaken for jackets and deck installation, as well as completion of hook-up work, on the Saudi Aramco Marjan power system replacement project;
~~•~~	fabrication of jackets and pipeline, and a marine campaign undertaken for jackets and pipeline installation, as well as hookup activities, on two Saudi Aramco EPCI projects;
•	the Saudi Aramco nine jackets project, which progressed through the fabrication phase to the marine installation phase, and was completed in 2017;
•	engineering, fabrication and cable lay progress on Safaniya phase 5, a lump-sum EPCI project under the LTA II awarded in the fourth quarter of 2016;
•	a marine campaign carried out for umbilical and valve skid installation and hookup work on pipeline, spool and risers for a flow assurance project in the Middle East;
•	engineering, fabrication and marine progress on a Saudi Aramco four jackets and three gas observation platforms project; and
•	pipelay installation and hookup activities executed by our DB 27 vessel on KJO Hout, a substantially complete project in 2017, in the Neutral Zone.

In 2016, a variety of projects and activities contributed to revenues, as follows:

•	the commencement of engineering, fabrication and marine activities on a lump-sum EPCI project under the LTA II;
•	the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in the Middle East, awarded in the fourth quarter of 2015;
•	fabrication and marine cablelay activities on the Saudi Aramco Marjan power system replacement project; and
•	engineering, fabrication and marine activity on the KJO Hout project in the Neutral Zone.

The following projects, which were completed or were substantially completed in 2016, and which contributed to revenues were:

•	the Saudi Aramco 12 jackets project; and
•	a large pipeline-related project and wellhead jacket and umbilical project, both in the Middle East.

In addition, close out improvements on the Safaniya phase 2 and ADMA 4 GI projects also contributed to 2016 revenue.

ASA—Revenues decreased 44%, or $490 million, in 2017 compared to 2016.

In 2017, a variety of projects and activities contributed to revenues, as follows:

•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India;
•	commencement and completion in 2017 of a marine campaign for transportation and installation of pipelines under the multi-year offshore Brunei Shell Petroleum (“BSP”) installation contract; and
•	the Greater Western Flank Phase 2 project in Australia, which progressed from the engineering phase to the fabrication phase.

Revenues in 2016 were higher compared to 2017, primarily due the following:

•	higher installation activity during 2016 on the Inpex Ichthys EPCI project in Australia;
•	activities on the Yamal project, which was completed in the first half of 2017; and
•	completion of the Bergading offshore installation project in Malaysia in the second quarter of 2016.

Segment Operating Income

	2017	2016	Change
	(In thousands)			Percentage
Segment operating income:
AEA	$(16,210)	$51,129	$(67,339)	(132)%
MEA	448,222	209,401	238,821	114
ASA	107,095	97,963	9,132	9
Total	$539,107	$358,493	$180,614	50%

Segment operating income improved by 50%, or $181 million, in 2017 compared to 2016, primarily due to improvements in our MEA segment.

AEA—Segment operating loss in 2017 was $16 million compared to an operating income of $51 million in 2016.

The decrease in operating income was primarily due to a reduction in the number of active projects, including the absence of activity related to the PB Litoral, Jack St. Malo and Exxon Julia Subsea Tieback projects, all of which were completed in 2016.

Those decreases in operating income were partially offset by activity on the following projects:

•	fabrication activity progress on the Abkatun-A2 platform;
•	re-commencement of onshore activity on the Atlanta SURF project in Brazil;
•	commencement of fabrication activity on the BP Angelin EPCI gas field project; and
•	close-out improvements and recognition of approved change orders on certain completed projects.

In addition, the 2016 operating income included the reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date, which was not repeated in 2017.

MEA—Segment operating income in 2017 and 2016 was $448 million and $209 million, respectively.

In 2017, a variety of projects and activities contributed to segment operating income, as follows:

•	higher fabrication and marine activities, as well as benefits from a change in scope of work, on the lump-sum EPCI project under the LTA II;
•	marine campaign undertaken for jackets and deck installation, as well as completion of hook-up work, on the Saudi Aramco Marjan power system replacement project;
•	marine campaign carried out for installation of umbilical, J-tube, valve skid, and spool and riser, as well as pipeline hook-up activities, for a flow assurance project in the Middle East;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Saudi Aramco Karan-45 project;
•	marine campaign undertaken for jacket and pipeline installation, as well as hookup activities, on two Saudi Aramco EPCI projects;
•	completion of the next phase of a large pipeline repair-related project in the Middle East; and
•	higher fabrication and marine installation activities on the Saudi Aramco nine jackets project, which was completed in 2017.

In 2016, a variety of projects and activities contributed to segment operating income, as follows:

•	the completion of jacket fabrication and marine installation activity coupled with close-out improvements on the 12 jacket Saudi Aramco project;
•	progress driven by higher engineering, fabrication and marine pipelay activity, as well as improved productivity and associated cost savings, on a lump-sum EPCI project under the LTA II;
•

increased engineering, marine cable lay activities, and award of a jacket change order, together with efficient execution and related cost savings, on the Saudi Aramco Marjan power systems replacement project;

•	start and substantial completion of a large pipeline-related project in the Middle East;
•	marine installation activities undertaken by the DB 32 and Emerald Sea vessels for a pipeline, spool and risers flow assurance project in the Middle East; and
•

successful execution and close-out improvements on the Safaniya Phase 2, Abu Ali Cables and Manifa facility projects, all with Saudi Aramco, and the offshore marine hookup campaign on a wellhead jacket and umbilical project in the Middle East.

Those benefits were partially offset by an $8 million operating loss in 2016 for the KJO Hout EPCI project in the Neutral Zone because of changes to our execution plan and increased costs associated with the DB 27 vessel, and subcontractor standby time due primarily to work permit delays.

ASA—Segment operating income in 2017 and 2016 was $107 million and $98 million, respectively.

In 2017, a variety of projects and activities contributed to segment operating income, as follows:

•	the Ichthys project in Australia continued to progress through the marine installation phase;
•	close-out improvements on the Yamal project;
•	commencement and completion of the BSP transportation and installation of pipelines project; and
•	progress driven by engineering and fabrication activity on the Greater Western Flank Phase 2 project.

In 2017, our operating margin on the Vashishta project in India was adversely impacted due to unseasonal weather delays and marine equipment downtime, and changes to our execution plan, as well as increases in associated costs. As a result, this project did not contribute positively to our overall operating margin. Our estimated revenues at completion of the project also include unapproved change orders. This project is expected to be completed in the first half of 2018.

In 2016, a variety of projects and activities contributed to segment operating income, as follows:

•	improved productivity and project execution cost savings and recognition of approved change orders on active projects; and
•	close-out improvements on our completed projects.

The 2016 segment operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia, as discussed in Note 4, Use of Estimates, to the accompanying Consolidated Financial Statements.

Other Items in Operating Income

Corporate and other expenses

	2017	2016	Change
	(In thousands)			Percentage
Corporate and Other	$(214,905)	$(216,240)	$1,335	1%

The 2017 Corporate and other expenses included the following items:

•	lower cost recovery associated with certain vessels and a fabrication facility due to a reduction in active projects in our AEA and ASA segments in 2017; and
•	transaction costs of approximately $9 million incurred in the fourth quarter of 2017 related to our proposed business combination with CB&I.

The 2016 Corporate and other expenses included the following unusual items, which were not repeated in 2017:

•

a $55 million non-cash impairment charge related to our marine assets recorded in 2016, as discussed in Note 15, Fair Value Measurements, to the accompanying Consolidated Financial Statements, not repeated in 2017; and

•

$11 million of restructuring expense recorded in 2016, as discussed in Note 5, Restructuring, to the accompanying Consolidated Financial Statements (the associated restructuring programs were substantially complete in 2016).

Other Non-operating Items

Interest expense, net—Interest expense was $63 million and $59 million in 2017 and 2016, respectively.

The increase in interest expense was primarily due to:

•

expensing of the remaining $4 million unamortized debt issuance costs associated with the repayment of the term loan under our Prior Credit Agreement (as defined in “Liquidity and Capital Resources” below); and

•	lower interest capitalization in 2017 compared to 2016. The Deepwater Lay Vessel 2000 (“DLV 2000”), which was previously under construction, was deployed to our fleet in the second quarter of 2016.

Those increases were partially offset by lower interest expense as a result of repayments of the term loan and our amortizing notes in the second quarter of 2017.

Provision for income taxes—For the year ended December 31, 2017, we recognized income before provision for income taxes of $260 million, compared to income before provision for income taxes of $82 million for the year ended December 31, 2016.  In the aggregate, the provision for income taxes was $69 million and $42 million for the years ended December 31, 2017 and 2016, respectively.  Our provision for income taxes reflected an effective tax rate of approximately 26% and 51% in 2017 and 2016, respectively.

The 2017 effective tax rate of 26% was primarily driven by $359 million of income earned in favorable tax jurisdictions (United Arab Emirates, Malaysia, Norway and Qatar). Additionally, we utilized $161 million of net operating loss (“NOL”) carryforwards in the U.S., Saudi Arabia, and Malaysia, all of which decreased our effective tax rate.  Those decreases were partially offset by $30 million of losses in India and Indonesia where we were subject to tax based on revenue and $26 million of losses in the United Kingdom (“U.K.”) and Mexico where we did not recognize a tax benefit. See Note 17, Income Taxes, to the accompanying Consolidated Financial Statements for further discussion.

The 2016 effective tax rate of 51% was primarily driven by $166 million of losses in the U.S. and Kuwait, where we did not recognize a tax benefit, which increased our effective tax rate.  The increase was partially offset by $98 million of income earned in favorable tax jurisdictions (United Arab Emirates, Norway and Qatar) and the utilization of $60 million of NOL carryforward in Mexico, combined with the partial release of our valuation allowances associated with the NOL carryforwards of $45 million in Saudi Arabia and $13 million in Mexico.

Losses from investments in unconsolidated affiliates—Losses from investments in our unconsolidated affiliates were $14 million and $4 million in 2017 and 2016, respectively. These losses were primarily attributable to our China and io Oil and Gas joint ventures.

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

AEA—Revenues decreased by 40%, or $193 million, due to a reduction in active projects in 2016 compared to 2015.

In 2016, a variety of projects and activities contributed to revenues, as follows:

•	completion of jacket fabrication activity at our Altamira facility in Mexico and its installation campaign undertaken by the DB 50 vessel on the Ayatsil-C jacket replacement project;
•	transportation, installation and marine campaigns executed by the DB 50 and NO 105 vessels on the EOG Sercan project in Trinidad;
•	hookup and commissioning activities associated with the PB Litoral project in Mexico, which was completed in the first half of 2016;
•	fabrication, spooling and installation of jumpers and control umbilicals on the Jack St. Malo project in the Gulf of Mexico, which was completed in the third quarter of 2016;
•	commencement of engineering work on the Abkatun-A2 platform project;
•	umbilical and flowline installation marine campaigns by the North Ocean 102 (“NO 102”) and NO 105 vessels for the Caesar Tonga field development project in the Gulf of Mexico;
•	completion of the LLOG Otis subsea tieback project in the Gulf of Mexico;
•	marine campaigns executed by the DB 50 vessel on the Exxon Julia subsea tieback project in the Gulf of Mexico, which was completed in the first quarter of 2016; and
•	multiple front-end engineering and design projects.

In 2015, the following projects, which were complete or substantially complete in 2015, contributed to revenue:

•	NO 102, NO 105 and Agile vessel charter campaigns in Brazil;
•

completion of fabrication and installation activity on the PB Litoral project, as well as the reversal of a $12 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date;

•

marine campaigns executed by the DB 50 vessel, primarily on the Exxon Julia subsea tieback project, the Ayatsil-A project, a transportation and installation project, and a mobile drilling structure installation project; and

•	close-out improvements on our Papa Terra project.

The start-up of fabrication work on the Ayatsil-C jacket replacement project at our Altamira facility, awarded in 2015, also contributed to 2015 revenue.

MEA—Revenues increased by 9%, or $107 million, in 2016 compared to 2015.

In 2016, a variety of projects and activities contributed to revenues, as follows:

•	engineering, fabrication and marine activities on a lump-sum EPCI project under the LTA II;
•	continued fabrication and marine installation progress on the 12 jacket Saudi Aramco project, which was completed in 2016;
•	fabrication and marine cablelay activities on the Saudi Aramco Marjan power system replacement project;
•	commencement and substantial completion of a large pipeline-related project in the Middle East;
•	the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in the Middle East, awarded in the fourth quarter of 2015;
•	engineering, fabrication and marine activity on the KJO Hout project in the Neutral Zone;
•	commencement and substantial completion of offshore marine hookup campaign progress on a wellhead jacket and umbilical project in the Middle East; and
•	a Middle East EPCI project, which was completed in 2016.

Close-out improvements on the Safaniya phase 2 and ADMA 4 GI projects also contributed to 2016 revenue.

In 2015, activities on the following projects, which either were complete or were substantially complete in 2015, contributed to revenues:

•	the Safaniya phase 2, Manifa facilities, Karan 45 and Abu Ali Cables projects, each with Saudi Aramco; and
•	the ADMA 4 GI project in the U.A.E.

Commencement in 2015 of a lump-sum EPCI project under the LTA II, the Saudi Aramco Marjan power system replacement project and the KJO Hout project also contributed to 2015 revenue.

ASA—Revenues decreased 24%, or $349 million, in 2016 compared to 2015, primarily due to reduced activity in 2016 on our Ichthys EPCI project in Australia, as the project progressed through to the marine transportation and installation phase.

Those decreases were partially offset by the following projects:

•	higher fabrication activity in 2016 on the Yamal project awarded in the third quarter of 2015;
•	commencement in 2016 of the Vashishta subsea field infrastructure development work; and
•	the Bergading offshore installation project in Malaysia, which was completed in the second quarter of 2016.

In 2015, the following projects, which were either complete or were substantially complete in 2015, contributed to revenue:

•	the Brunei Shell pipeline replacement project;
•	the Gorgon MRU project; and
•	the Bukit-Tua platform/subsea spools installation project.

Segment Operating Income

	2016	2015	Change
	(In thousands)			Percentage
Segment operating income:
AEA	$51,129	$52,918	$(1,789)	(3)%
MEA	209,401	146,866	62,535	43
ASA	97,963	123,718	(25,755)	(21)
Total	$358,493	$323,502	$34,991	11%

Segment operating income improved by $35 million in 2016 compared to 2015, primarily due to improvements in our MEA segment.

AEA—Segment operating income was $51 million and $53 million in 2016 and 2015, respectively.

In 2016, a variety of projects and activities contributed to the segment operating income, as follows:

•

net favorable changes in estimates in 2016 as compared to 2015 of approximately an additional $28 million, as discussed in Note 4, Use of Estimates, to the accompanying Consolidated Financial Statements;

•	successful execution and close-out improvements on the PB Litoral, Jack St. Malo and Exxon Julia subsea tieback projects;
•	productivity improvement and associated cost savings related to our DB 50 and NO 102 vessels’ marine campaigns undertaken in the Gulf of Mexico; and
•	the reversal of a $7 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

The 2015 segment operating results were impacted by:

•	marine charter activities undertaken by the NO 102, NO 105 and Agile vessels on various projects in Brazil;
•	the DB 50’s marine campaigns on various projects in the Gulf of Mexico;
•	benefits as a result of a favorable outcome in our discussions with the customer on compensation for weather-related delays on the Papa Terra project; and
•

increased fabrication and marine activities on the PB Litoral project, as well as the reversal of a $12 million provision for liquidated damages due to an agreed extension of the PB Litoral project completion date.

MEA—Segment operating income in 2016 and 2015 was $209 million and $147 million, respectively, an increase of $62 million year-over-year.

In 2016, a variety of projects and activities contributed to segment operating income, as follows:

•	the completion in 2016 of jacket fabrication and marine installation activity coupled with close-out improvements on the 12 jacket Saudi Aramco project;
•	progress driven by higher engineering, fabrication and marine pipelay activity, as well as improved productivity and associated cost savings, on a lump-sum EPCI project under the LTA II;
•

increased engineering, marine cable lay activities, and award of a jacket change order, together with efficient execution and related cost savings on the Saudi Aramco Marjan power systems replacement project;

•	start and substantial completion of a large pipeline-related project in the Middle East;
•	marine installation activities undertaken by the DB 32 and Emerald Sea vessels for a pipeline, spool and risers flow assurance project in the Middle East; and
•

successful execution and close-out improvements on the Safaniya Phase 2, Abu Ali Cables and Manifa facility projects, all with Saudi Aramco, and the offshore marine hookup campaign on a wellhead jacket and umbilical project in the Middle East.

Those benefits were partially offset by an $8 million operating loss for the KJO Hout EPCI project in the Neutral Zone, because of changes to our execution plan and increased costs associated with the DB 27 vessel and subcontractor standby time due primarily to work permit delays. This project was substantially completed in 2017.

In 2015, a variety of projects and activities contributed to segment operating income as follows:

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

Those benefits were partially offset by a $20 million segment operating income deterioration on our ADMA 4 GI project in the U.A.E. because of changes in our execution plan, increased costs associated with the DB 32 vessel demobilization and productivity related cost increases during hookup and pre-commissioning work.  See Note 4, Use of Estimates, to the accompanying Consolidated Financial Statements for further information on this change.

ASA—Segment operating income in 2016 and 2015 was $98 million and $124 million, respectively, primarily due to reduced activity in 2016 on our Ichthys EPCI project, as the project progressed through to the marine transportation and installation phase.

In 2016, a variety of projects and activities contributed to the segment operating income, as follows:

•	improved productivity and project execution cost savings and recognition of approved change orders on active projects; and
•	close-out improvements on our completed projects.

The 2016 segment operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia, as discussed in Note 4, Use of Estimates, to the accompanying Consolidated Financial Statements.

Other Items in Operating Income

Corporate and other expenses

	2016	2015	Change
	(In thousands)			Percentage
Corporate and Other	$(216,240)	$(210,820)	$(5,420)	(3)%

Corporate and other expenses were $216 million and $211 million in 2016 and 2015, respectively. The $5 million year-over-year increase in Corporate and other expenses was primarily due to:

•	lower cost recovery associated with our fabrication facility at Altamira and certain vessels in 2016, as compared to 2015, due to a reduction in active projects; and
•

a $48 million higher non-cash impairment charge related to our marine assets in 2016, as compared to 2015, as discussed in Note 15, Fair Value Measurements, to the accompanying Consolidated Financial Statements.

Those increases were partially offset by:

•

a $5 million year-end, non-cash actuarial pension MTM gain in 2016, as compared to a $26 million year-end, actuarial pension MTM charge in 2015, as discussed in Note 13, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements; and

•	$30 million of lower restructuring expense in 2016, as compared to 2015, as discussed in Note 5, Restructuring, to the accompanying Consolidated Financial Statements.

The 2015 operating results also included a $17 million legal settlement charge, which was not repeated in 2016.

Other Non-operating Items

Interest expense, net—Interest expense, net was $59 million and $50 million in 2016 and 2015, respectively.  The increase in interest expense was primarily due to lower interest capitalization in 2016 compared to 2015. The DLV 2000 vessel, which was under construction in 2015, was deployed to our fleet in the second quarter of 2016.  Interest expense for both years is associated with our long-term debt obligations discussed in Note 12, Debt, to the accompanying Consolidated Financial Statements.

Provision for Income Taxes—For the year ended December 31, 2016, we recognized income before provision for income taxes of $82 million, compared to income before provision for income taxes of $65 million for the year ended December 31, 2015.  In the aggregate, the provision for income taxes was $42 million and $52 million for the years ended December 31, 2016 and 2015, respectively.  Our provision for income taxes reflected an effective tax rate of 51% and 80% in 2016 and 2015, respectively.

The 2016 effective tax rate of 51% was primarily driven by $166 million of losses in the U.S. and Kuwait, where we did not recognize a tax benefit, which increased our effective tax rate.  The increase was partially offset by $98 million of income earned in favorable tax jurisdictions (United Arab Emirates, Norway and Qatar) and the utilization of $60 million of NOL carryforwards in Mexico, combined with the partial release of our valuation allowances associated with the NOL carryforwards of $45 million in Saudi Arabia and $13 million in Mexico.

The 2015 effective tax rate of 80% was primarily driven by $174 million of losses in the U.S., Panama and U.K., where we did not recognize a tax benefit, which increased our effective tax rate.  The increase was partially offset by $21 million of income in Norway, where we were subject to a tonnage tax regime, combined with $11 million and $9 million of NOL carryforwards utilization in Malaysia and Brazil, respectively.

Losses from investments in unconsolidated affiliates—The loss from investments in our unconsolidated affiliates was $4 million and $21 million in 2016 and 2015, respectively.  The decrease in losses from investments in unconsolidated affiliates was primarily attributable to improved operating results of our China joint venture.

Net Income Attributable to Non-controlling Interest—Net income attributable to noncontrolling interests was $2 million and $9 million in 2016 and 2015, respectively.  The $7 million decrease in net income attributable to noncontrolling interests in 2016 compared to 2015 was primarily due to a loss incurred by Berlian McDermott Sdn. Bhd (“BMD”), our former Malaysian joint venture and lower profitability in our Indonesian joint venture during 2016.  In the third quarter of 2016, we acquired the BMD noncontrolling interest, as discussed in Note 19, Stockholders’ Equity, to the accompanying Consolidated Financial Statements.

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

We believe our anticipated future operating cash flow, capacity under our existing credit facilities and uncommitted bilateral lines of credit, along with access to surety bonds will be sufficient to finance our planned capital expenditures (exclusive of business acquisitions), settle our commitments and contingencies and address our normal, anticipated working capital needs for the foreseeable future.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2017, we had $408 million of cash and cash equivalents and restricted cash compared to $612 million as of December 31, 2016. As of December 31, 2017, we had $96 million of cash in jurisdictions outside the U.S., principally in the United Arab Emirates, India, Brazil, the U.K., Mexico and Malaysia. Approximately 2% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

As of December 31, 2017, we had restricted cash and cash equivalents totaling $18 million compared to $16 million as of December 31, 2016, most of which was collateralized to support letters of credit. During 2017, the maximum amount of cash collateral used to support letters of credit at any time was $166 million.

Cash Flow Activities

Operating activities―Net cash provided by operating activities in 2017, 2016 and 2015 was $136 million, $178 million and $55 million, respectively.

The cash provided by operating activities primarily reflected our net income, adjusted for non-cash items and changes in components of our working capital—accounts receivable, contracts in progress net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones for projects in our backlog as we complete certain phases of the projects.

In the year ended December 31, 2017, net cash used by working capital was approximately $254 million.

The components of working capital that used or provided cash were:

•	Contracts in progress, net of Advance billings on contracts increased by $450 million primarily due to progress on:
o	the Abkatun-A2 project in our AEA segment;
o	various Saudi Aramco projects, including the lump-sum EPCI project under the LTA II, and the Berri platform, and the Safaniya Phase 5 and the Header 9 Facilities projects in our MEA segment; and
o	the Ichthys and Vashishta projects in our ASA segment.

Those increases were partially offset by:

•	Accounts receivable—collections across all segments reduced our accounts receivable by $91 million; and
•	Accounts payable—an increase of $105 million was driven by project progress across all segments.

Cash of $178 million generated in 2016 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital. The main components of working capital which consumed cash of $48 million in 2016 were:

•	Contracts in progress, net of Advance billings on contracts―decreased by $144 million primarily due to completion of the following projects:
o	the Safaniya Phase 1 and 2 projects and Manifa project, all with Saudi Aramco
o	the PB Litoral project in our AEA segment; and
o	the BSP Pipelines project in our ASA segment.

The increase was offset by:

•	Accounts receivable—a $90 million increase primarily due to timing of billings and receipt of payments under project contractual terms; and
•	Accounts payable—a decrease of $102 million was driven by settlements with vendors as several projects across all segments were nearing completion.

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

Investing activities―Our net cash used in investing activities was $65 million, $231 million and $96 million in 2017, 2016 and 2015, respectively.

Net cash used in investing activities in 2017 included the acquisition and subsequent sale leaseback of the Amazon vessel and upgrade costs for other marine vessels.

Cash used in 2016 primarily related to the construction of the DLV 2000 and was incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

Cash used in 2015 was primarily associated with DLV 2000 and LV 108 vessel milestone payments.

Proceeds from disposition of assets provided cash of $56 million, $2 million and $11 million in 2017, 2016 and 2015, respectively.

Financing activities―Our net cash used in financing activities was $275 million, $116 million and $28 million in 2017, 2016 and 2015, respectively, and was primarily attributable to:

•	$218 million, $78 million and $3 million of repayments of our prior term loan during 2017, 2016 and 2015, respectively;
•	$17 million, $25 million and $24 million of repayments of other debt during 2017, 2016 and 2015, respectively;
•

$21 million of debt issuance costs associated with the Credit Agreement, discussed in Note 12, Debt, to the accompanying Consolidated Financial Statements, paid in 2017; and $9 million of debt issuance costs associated with amendments to the Prior Credit Agreement, paid in 2016;

•	$11 million for the acquisition of the North Ocean AS 105 noncontrolling interest in the second quarter of 2017; and
•

$7 million, $4 million and $1 million in 2017, 2016 and 2015, respectively, for repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans in 2017, 2016 and 2015, respectively.

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

The Credit Agreement includes $810 million of commitments from the lenders, the full amount of which is available for the issuance of letters of credit, and $300 million of which is available for revolving loans. The senior secured credit facility established by the Credit Agreement is scheduled to mature in June 2022, unless we do not repay in full by December 1, 2020 our $500 million senior secured notes that are due in April 2021, in which case the Credit Agreement will mature on December 1, 2020. As of December 31, 2017, the aggregate amount of letters of credit issued under the Credit Agreement was $407 million, there were no revolving loans under the Credit Agreement, and we had $403 million of available commitments under the Credit Agreement.

As of December 31, 2017, we were in compliance with the financial and other covenants under the Credit Agreement, including those as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	3.03x
Maximum total leverage ratio	3.50x	1.27x
Minimum collateral coverage ratio	1.20x	1.98x

Senior Notes―In April 2014 we issued $500 million in aggregate principal amount of 8.00% senior secured notes due 2021 (the “Senior Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014. The Senior Notes are scheduled to mature on May 1, 2021.

At any time, or from time to time, on or after May 1, 2017, at our option, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning May 1 of the years indicated:

Year	Percentage
2017	104%
2018	102
2019 and thereafter	100

North Ocean Financing―In the second quarter of 2017, we exercised our option under the North Ocean 105 AS joint venture agreement and purchased the 25% ownership interest of Oceanteam ASA (“Oceanteam”) in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from North Ocean 105 AS to Oceanteam (which had been issued in connection with a dividend declared by North Ocean 105 AS in 2016). For further discussion, see Note 19, Stockholders’ Equity. The Credit Agreement eliminated the Prior Credit Agreement’s requirement for us to prepay by July 20, 2017 the North Ocean 105 borrowing and to mortgage the NO 105 vessel in favor of the lenders.

Receivables Factoring Facility—In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirect, wholly owned subsidiaries, entered into a 364-day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount rate of LIBOR plus an applicable margin of 4.25%, of certain receivables to a designated purchaser without recourse.  During 2017, we sold approximately $2 million of receivables.

Vendor Equipment Financing—In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our 100% owned subsidiaries. As of December 31, 2017, the total borrowings outstanding under this facility were approximately $16 million.

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

Uncommitted Facilities—As of December 31, 2017, to support our contracting activities, we had approximately $1 billion of uncommitted bilateral letters of credit, bank guarantee and surety bonds facilities, of which approximately $621 million had been utilized as of the date of this report.

For additional information regarding our outstanding indebtedness, see Note 12, Debt, to the accompanying Consolidated Financial Statements.

Financing of the Combination

On December 18, 2017, in connection with the Business Combination Agreement, we entered into or received commitment letters (including the exhibits and other attachments thereto, and together with any amendments, modifications or supplements thereto, the “Commitment Letters”) from certain financial institutions to provide debt financing for the Combination.  Barclays Bank PLC (“Barclays”), Crédit Agricole Corporate and Investment Bank (“CACIB”), Goldman Sachs Bank USA (“GS”), ABN AMRO Capital USA LLC (“ABN”), Royal Bank of Canada (“RBC”), The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) and Standard Chartered Bank (“Standard Chartered”) are arrangers and/or agents for the debt financing and have provided commitments in respect thereof (Barclays, CACIB, GS, ABN, BTMU and Standard Chartered, together with the other commitment parties, the “Commitment Parties”).

In connection with the Combination, we expect to:

•	enter into a senior secured revolving credit facility in an aggregate principal amount of $1.0 billion (the “Revolving Credit Facility”);
•	enter into a senior secured letter of credit facility in the aggregate face amount of $1.3 billion (the “LC Facility”);
•	enter into a senior secured term loan B facility in the aggregate principal amount of $1.75 billion (the “Term Loan B Facility”);
•

enter into a senior secured term loan C facility in the aggregate principal amount of $400 million (the “Term Loan C Facility,” and, together with the Term Loan B Facility, the “Term Loan Facilities,” and, together with the Revolving Credit Facility, the LC Facility and the Term Loan B Facility, the “Senior Credit Facilities”); and

•	issue senior unsecured debt securities in a private placement in the aggregate principal amount of $1.5 billion (the “Notes”).

Prior to the closing date of the Combination (the “Closing Date”), we may elect to decrease the commitments under the Term Loan C Facility to match any concurrent incremental commitments we receive from financial institutions in respect of the LC Facility (subject to a maximum $500 million increase in the LC Facility). McDermott utilized this election provision in February 2018 when RBC became one of the Commitment Parties, thereby decreasing the commitments under the Term Loan C Facility by $100 million to an aggregate principal amount of $400 million and increasing the commitments under the LC Facility by $100 million to an aggregate face amount of $1.3 billion.

Pursuant to the Commitment Letters, certain of the Commitment Parties have committed to provide, subject to the terms and conditions set forth therein, (1) the Senior Credit Facilities and (2) senior unsecured bridge facilities in an aggregate principal amount of up to $1.5 billion, the availability of which will be subject to reduction upon the issuance of the Notes pursuant to the terms set forth in the Commitment Letters (the “Bridge Facilities” and, together with the Senior Credit Facilities, the “Facilities”).

The terms of the Facilities will be set forth in definitive loan documentation consistent with the terms set forth in the Commitment Letters and specified documentation standards.  The Commitment Parties’ commitments are subject to the satisfaction of certain conditions, including: (1) the execution and delivery of definitive documentation with respect to the Facilities in accordance with the terms sets forth in the Commitment Letters; (2) the substantially concurrent consummation of the Combination in accordance with the Business Combination Agreement; and (3) the absence of any material adverse effect with respect to CB&I’s business.

The proceeds of the Senior Credit Facilities will be used as of the closing of the Combination to: (1) fund the transactions contemplated under the Combination; (2) pay fees and expenses in connection with the Combination; and (3) repay all existing material indebtedness for borrowed money of McDermott and CB&I (the “Existing Funded Debt”) and replace, backstop or cash collateralize letters of credit issued under the facilities being terminated in connection with such repayment and certain bilateral credit facilities.  We may also use the Revolving Credit Facility and the LC Facility for working capital purposes, letters of credit and other liquidity needs.

Specifically, the full amount of the Term Loan B Facility and, if the full amount of the Notes are not issued, the Bridge Facilities (as reduced by the amount of the Notes that are issued) will be drawn on the Closing Date to fund the Combination, the repayment of the Existing Funded Debt, the cash collateralization of existing performance and financial letters of credit of the combined business and the payment of fees and expenses in connection therewith.  The full amount of the Term Loan C Facility will be drawn on the Closing Date to fund the cash collateralization of existing and future performance and financial letters of credit of the combined business that are issued (or deemed issued) under the Term Loan C Facility (subject to a sub-limit for financial letters of credit of $250 million).  In addition, on the Closing Date, performance and financial letters of credit will be available under the Revolving Credit Facility (subject to a sub-limit for financial letters of credit of $200 million) and performance letters of credit will be available under the LC Facility, in each case to backstop or replace existing letters of credit of the combined business, and up to $75 million of loans will be available under the Revolving Credit Facility to fund our working capital needs.

At our option, amounts outstanding under the Term Loan Facilities are expected to bear interest at either a base rate (the highest of the prime rate, the Federal Funds rate plus 0.50%, or the 30-day Eurodollar Rate plus 1.0%) or the reserve-adjusted Eurodollar rate (the “Eurodollar Rate”), plus, in each case, an applicable margin per annum equal to 3.75% in respect of base rate loans and 4.75% in respect of Eurodollar loans.  In addition, at our option, amounts outstanding under the Revolving Credit Facility and the LC Facility are expected to bear interest at either a base rate or the Eurodollar Rate, plus, in each case, an applicable margin per annum that will range from 2.75% to 3.25% based on our leverage in respect of amounts that accrue interest at the base rate and from 3.75% to 4.25% based on our leverage in respect of amounts that accrue interest at the Eurodollar Rate.

With respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we expect to be charged a participation fee of (1) between 3.75% and 4.25% per year in respect of financial letters of credit and (2) between 1.875% and 2.125% per year in respect of performance letters of credit, in each case depending on our leverage ratio.

The Term Loan Facilities are expected to mature on the seventh anniversary of the Closing Date unless the maturity date under the Revolving Credit Facility or the LC Facility is earlier than the fifth anniversary of the Closing Date, in which case the Term Loan Facilities are expected to mature on the sixth anniversary of the Closing Date.  The outstanding principal amount under the Term Loan Facilities will be payable in equal quarterly amounts of 1.00% per annum, with the remaining balance payable on the maturity date thereof.

Each of the Revolving Credit Facility and the LC Facility is expected to mature on the fifth anniversary of the Closing Date.  The outstanding principal amount of the loans under the Revolving Credit Facility will be due on the maturity date of the Revolving Credit Facility.

The Commitment Letters provide that the borrowers’ obligations under the Senior Credit Facilities and certain hedging arrangements and cash management arrangements of ours entered into with the agents and lenders under the Senior Credit Facilities will be unconditionally guaranteed, jointly and severally, by us and each of our existing and subsequently acquired or organized direct or indirect wholly owned restricted subsidiaries (other than certain excluded subsidiaries as more fully described in the Commitment Letters) (we and such subsidiary guarantors, the “Guarantors”).  In addition, the Commitment Letters provide that, subject to certain agreed-upon collateral principles and the exclusion of certain assets as more fully described in the Commitment Letters, the obligations of the borrowers and Guarantors under the Senior Credit Facilities and the above-mentioned hedging arrangements and cash management arrangements will be secured by first priority liens on and security interests in substantially all of the present and after-acquired assets of the borrowers and the Guarantors.

We expect to issue $1.5 billion of Notes in lieu of the Bridge Facilities prior to or concurrently with the consummation of the Combination.  The Notes are expected to consist of two issuances, the first of which is expected to be in an aggregate principal amount of $950 million and mature on the sixth anniversary of the Closing Date (the “Six-Year Notes”).  The second issuance is expected to be in an aggregate principal amount of $550 million and mature on the eighth anniversary of the Closing Date (the “Eight-Year Notes”).  However, the terms of the Notes are not committed and will depend on market conditions at the time of issuance.  The proceeds from the issuance of the Notes will be used to finance in part the Combination, the repayment of Existing Funded Debt and to pay fees and expenses in connection with the Combination.

In the event that the gross cash proceeds from the issuance of the Six-Year Notes are less than $950 million, we intend to enter into a senior unsecured bridge loan facility (the “Six-Year Bridge Facility”) in an aggregate principal amount of $950 million (less the net cash proceeds received in connection with the Six-Year Notes).  The loans under the Six-Year Bridge Facility will bear interest at the Eurodollar Rate plus an applicable margin that increases over time up to a specified maximum amount.  The loans under the Six-Year Bridge Facility will initially mature on the first anniversary of the Closing Date, but they will automatically convert into extended term loans maturing on the six-year anniversary of the Closing Date if certain conditions are met.

The Six-Year Bridge Facility will be subject to affirmative and negative covenants and events of default consistent with the specified documentation standards and will not contain any financial maintenance covenants.

Furthermore, in the event that the gross cash proceeds from the issuance of the Eight-Year Notes are less than $550 million, we intend to enter into a senior unsecured bridge loan facility (the “Eight-Year Bridge Facility”) in an aggregate principal amount of $550 million (less the net cash proceeds received in connection with the Eight-Year Notes).  The loans under the Eight-Year Bridge Facility will bear interest at the Eurodollar Rate plus an applicable margin that increases over time up to a specified maximum amount.  The loans under the Eight-Year Bridge Facility will initially mature on the first anniversary of the Closing Date, but they will automatically convert into extended term loans maturing on the eight-year anniversary of the Closing Date if certain conditions are met.

Both McDermott and CB&I are parties to a number of short-term uncommitted bilateral credit facilities (the “Uncommitted Facilities”) across several geographic regions. The Uncommitted Facilities generally are used to provide letters of credit or bank guarantees to customers in support of advance payments and performance in the ordinary course of business. Our expectation is that a number of the Uncommitted Facilities will continue to remain in place following the Closing Date. However, the proceeds from, and letters of credit issued under, the Senior Credit Facilities may be used to replace, backstop or otherwise cash collateralize existing obligations under certain of the Uncommitted Facilities.

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

Capital expenditures for 2017, 2016 and 2015 were $119 million, $228 million and $103 million, respectively, discussed below:

•	2017 capital expenditures included the acquisition (prior to its subsequent sale leaseback) of the Amazon vessel, as well as costs associated with upgrading the capabilities of other marine vessels;
•

2016 capital expenditures were primarily attributable to the construction of the DLV 2000, and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016; and

•	2015 capital expenditures were primarily attributable to the construction of the DLV 2000, as well as costs associated with upgrading the capabilities of other marine vessels.

In 2018, we expect to spend approximately $116 million for capital projects, such as upgrades to the Amazon, DB 32 and DLV 2000 vessels, the new maritime facility at Ras Al-Khair in Saudi Arabia and various capital maintenance projects.

Contractual Obligations

In the table below, we set forth our contractual and other obligations as of December 31, 2017. Certain amounts included in this table are based on some estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual and other obligations we will actually pay in future periods may vary from those reflected in the table because some estimates and assumptions are subjective.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Debt and capital lease obligations[1]	$541,977	$24,291	$17,686	$500,000	$-
Estimated interest payments[2]	142,032	41,376	80,656	20,000	-
Operating leases[3]	268,910	27,710	49,604	43,647	147,949
(1)	Amounts represent the expected cash payments for the principal amounts related to our debt, including capital lease obligations. Amounts exclude debt issuance costs and interest.
(2)	Amounts represent the expected cash payments for interest on our long-term debt and capital lease obligations.
(3)	Amounts represent future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more.

We have recorded a $63 million liability as of December 31, 2017 for unrecognized tax positions and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

		Less than	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Contingent commitments	$1,044,591	$702,058	$244,081	$65,816	$32,636

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

Use of Estimates―We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, unexpected changes in weather conditions, productivity, unanticipated vessel repair requirements, customer, subcontractor and supplier delays and other costs. We generally expect to experience a variety of unanticipated events, and some of these events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2017, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. See Note 4, Use of Estimates, to the accompanying Consolidated Financial Statements.

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

We regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit, proportionate to the job percentage of completion in the period, when those estimates are revised. External factors such as weather, customer requirements, timely availability of materials, productivity, and other factors outside of our control may affect the progress and estimated cost of a project’s completion which could materially impact the timing and amount of our revenue and income recognition. See Note 1, Basis of Presentation and Significant Accounting Policies, and Note 3, Revenue Recognition, to the accompanying Consolidated Financial Statements for further information.

Change in Revenue Recognition Standard (Adoption of ASC Topic 606)―We adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The standard outlines a five-step model, whereby revenue is recognized in accordance with a continuous transfer of control of assets to the customer under long-term contracts. The standard also requires new, expanded disclosures regarding revenue recognition.

We adopted the new standard effective January 1, 2018 (the “initial application” date):

•	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment as of the date of adoption; and
•	applying the new standard only to those contracts that are not substantially complete at the date of initial application.

Implementation Plan—We developed a comprehensive change management project plan to guide the implementation, because this new standard impacted our business processes, systems and controls. The project plan included analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard, and identifying differences resulting from the requirements of the new standard.

We developed internal controls to help ensure that we adequately evaluate our portfolio of contracts under the five-step model to complete assessments of our operating results under ASC Topic 606. We reported on the progress of the implementation to our Audit Committee and Board of Directors on a regular basis during the project’s duration.

ASC Topic 606 Impacts―We will continue to recognize revenues and earnings for the majority of our long-term contracts over time, as the work progresses, because of the continuous transfer of control of assets to our customers, generally using an input method to measure progress. Prior to the adoption of ASC Topic 606, we generally excluded certain costs from the cost-to-cost method of measuring project progress, such as significant costs for procured materials and third-party subcontractors. With the adoption of ASC Topic 606, we will measure project progress utilizing an input method to measure progress for individual contracts or combinations of contracts based on the total cost of materials, labor, equipment and vessel operating costs and other costs incurred as applicable to each contract. Despite this change, the cash flows and overall profitability of our contracts at completion are not expected to change.

In addition, in our Consolidated Balance Sheet, long-term contracts will continue to be reported in a net contract asset (Contracts in progress) or contract liability (Advance billings on contracts) position on a contract-by-contract basis at the end of each reporting period.

The impact of adopting this standard on our December 31, 2017 Consolidated Balance Sheet is discussed in Note 3, Revenue Recognition, to the accompanying Consolidated Financial Statements.

Loss Contingencies―We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility the ultimate loss will exceed by a material amount the recorded provision or if the loss is not reasonably estimable but is expected to be material to our financial results. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized in selling, general and administrative expenses as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

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

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plan.

	Effect on
	Pretax Pension	Pension Benefit
	Expense in	Obligation at
	2017	December 31, 2017
	(In millions)
25-basis-point change in discount rate	$11	$12
25-basis-point change in expected long-term rate of return	1	-

See Note 13, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements included in this Annual Report for information on our pension plans.

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

Deferred Taxes—We believe that our deferred tax assets recorded as of December 31, 2017 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 17, Income Taxes, to the accompanying Consolidated Financial Statements for information on our deferred taxes.

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

Interest Exchange Rate Sensitivity

As of December 31, 2017, we had no material future earnings or cash flow exposures from changes in interest rates on our outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

Our prior credit agreement included a $300 million first lien, second-out five year term loan with a variable interest rate, scheduled to mature in 2019 (the “Term Loan”). In connection with the execution of the Credit Agreement on June 30, 2017, we repaid all of the outstanding Term Loan, which at the time was in an aggregate principal amount of approximately $217 million.

Currency Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2017 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands):

Foreign Currency	Contract Notional Value at December 31, 2017	Contract Fair Value at December 31, 2017	Average Contractual Exchange Rate

Maturing in the Year Ending December 31, 2018
Australian Dollar	$44,748	$999	0.7638
Danish Krone	1,779	16	6.2150
Euros	34,078	690	1.1821
Indian Rupee	1,083	22	65.4916
Norwegian Kroner	10,170	92	8.2313
Pound Sterling	16,766	379	1.3261
Singapore Dollar	1,075	31	1.3731
Swiss Frank	281	3	0.9824

Maturing in the Year Ending December 31, 2019
Australian Dollar	$3,105	$65	0.7641

Forward Contracts to Sell Foreign Currencies in U.S. Dollars (in thousands):

Foreign Currency	Contract Notional Value at December 31, 2017	Contract Fair Value at December 31, 2017	Average Contractual Exchange Rate

Maturing in the Year Ending December 31, 2018
Australian Dollar	$27,582	$(462)	0.7682
Euros	4,233	(30)	1.1963
Mexican Peso	5,665	(34)	19.8070
Norwegian Kroner	9,897	(88)	8.2527
Pound Sterling	250	(3)	1.3381
Singapore Dollar	31	-	1.3368

A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the United States dollars as of December 31, 2017 would result in a $5 million, pre-tax, loss.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Houston, Texas

February 21, 2018

We have served as the Company's auditor since 2006.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share amounts)
Revenues	$2,984,768	$2,635,983	$3,070,275

Costs and Expenses:
Cost of operations	2,449,443	2,249,270	2,690,560
Research and development expenses	4,946	346	724
Selling, general and administrative expenses	198,973	178,752	217,239
Other operating (income) expenses, net	7,204	65,362	49,070
Total costs and expenses	2,660,566	2,493,730	2,957,593

Operating income	324,202	142,253	112,682

Other expense:
Interest expense, net	(62,974)	(58,871)	(50,058)
Other non-operating income (expense), net	(1,069)	(1,067)	1,986
Total other expense, net	(64,043)	(59,938)	(48,072)

Income before provision for income taxes	260,159	82,315	64,610

Provision for income taxes	68,716	41,926	51,963

Income before loss from Investments in Unconsolidated Affiliates	191,443	40,389	12,647

Loss from Investments in Unconsolidated Affiliates	(14,228)	(4,090)	(21,486)

Net income (loss)	177,215	36,299	(8,839)

Less: Net income (loss) attributable to noncontrolling interest	(1,331)	2,182	9,144

Net income (loss) attributable to McDermott International, Inc.	$178,546	$34,117	$(17,983)

Net income (loss) per share attributable to McDermott International, Inc.:
Basic	$0.65	$0.14	$(0.08)
Diluted	$0.63	$0.12	$(0.08)

Shares used in the computation of net income (loss) per share:
Basic	273,337,931	240,359,363	238,240,763
Diluted	285,634,757	284,184,239	238,240,763

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$177,215	$36,299	$(8,839)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	124	22	6
Gain on derivatives	23,248	39,148	18,480
Foreign currency translation	(6,943)	(12,157)	(14,713)
Other comprehensive income (loss), net of tax	16,429	27,013	3,773
Total comprehensive income (loss)	193,644	63,312	(5,066)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,349)	2,135	9,064
Comprehensive income (loss) attributable to McDermott International, Inc.	$194,993	$61,177	$(14,130)

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2017	2016
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$390,263	$595,921
Restricted cash and cash equivalents	17,929	16,412
Accounts receivable—trade, net	328,302	334,384
Accounts receivable—other	40,730	36,929
Contracts in progress	621,411	319,138
Other current assets	35,615	29,599
Total current assets	1,434,250	1,332,383
Property, plant and equipment	2,651,087	2,586,179
Less accumulated depreciation	(985,273)	(898,878)
Property, plant and equipment, net	1,665,814	1,687,301
Accounts receivable—long-term retainages	39,253	127,193
Investments in Unconsolidated Affiliates	7,501	17,023
Deferred income taxes	17,616	21,116
Other assets	58,386	37,214
Total assets	$3,222,820	$3,222,230

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$24,264	$48,125
Accounts payable	279,109	173,203
Accrued liabilities	336,747	277,584
Advance billings on contracts	32,252	192,486
Income taxes payable	34,562	17,945
Total current liabilities	706,934	709,343
Long-term debt	512,713	704,395
Self-insurance	16,097	16,980
Pension liabilities	14,400	19,471
Non-current income taxes	62,881	60,870
Other liabilities	121,018	115,703
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 292,525,841 and 249,690,281 shares, respectively	292,526	249,690
Capital in excess of par value	1,663,091	1,695,119
Accumulated deficit	(48,221)	(226,767)
Accumulated other comprehensive loss	(50,448)	(66,895)
Treasury stock, at cost: 8,499,021 and 8,302,004 shares, respectively	(96,282)	(94,957)
Stockholders' Equity—McDermott International, Inc.	1,760,666	1,556,190
Noncontrolling interest	28,111	39,278
Total equity	1,788,777	1,595,468
Total liabilities and equity	$3,222,820	$3,222,230

See accompanying Notes to the Consolidated Financial Statements.

mit

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$177,215	$36,299	$(8,839)
Non-cash items included in net income (loss):
Depreciation and amortization	100,702	102,677	118,281
Impairment loss	754	54,958	6,808
Stock-based compensation charges	22,965	22,680	16,593
Loss from investments in Unconsolidated Affiliates	14,228	4,090	21,486
Pension (gain) expense	(4,542)	(3,228)	19,821
Debt issuance cost amortization	13,264	13,141	12,767
Other non-cash items	654	(16,280)	19,948
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	90,802	(89,776)	(82,697)
Contracts in progress, net of Advance billings on contracts	(449,841)	144,412	(113,338)
Accounts payable	105,383	(101,845)	78,646
Accrued and other current liabilities	60,908	(37,064)	(33,969)
Other assets and liabilities, net	3,312	48,115	(235)
Total cash provided by operating activities	135,804	178,179	55,272

Cash flows from investing activities:
Purchases of property, plant and equipment	(118,811)	(228,079)	(102,851)
Proceeds from asset dispositions	56,371	2,366	10,724
Investments in Unconsolidated Affiliates	(2,769)	(5,093)	(7,038)
Other investing activities	-	-	3,593
Total cash used in investing activities	(65,209)	(230,806)	(95,572)

Cash flows from financing activities:
Repayment of debt	(234,799)	(103,020)	(26,938)
Payment of debt issuance cost	(21,250)	(8,730)	(170)
Acquisition of Noncontrolling interest	(10,652)	-	(24)
Repurchase of common stock	(7,204)	(4,022)	(1,038)
Dividends paid to Noncontrolling interest	(902)	-	-
Total cash used in financing activities	(274,807)	(115,772)	(28,170)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	71	(913)	(2,779)
Net decrease in cash, cash equivalents and restricted cash	(204,141)	(169,312)	(71,249)
Cash, cash equivalents and restricted cash at beginning of period	612,333	781,645	852,894
Cash, cash equivalents and restricted cash at end of period	$408,192	$612,333	$781,645

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net of refunds	$44,821	$37,710	$40,560
Cash paid for interest, net of amounts capitalized	49,636	46,693	40,690
Supplemental Disclosure of Noncash Investing Activities:
Non-cash purchase (sale) of investments in unconsolidated affiliates	-	(12,377)	2,396
Supplemental Disclosure of Noncash Financing Activities:
Vendor equipment financing	15,686	-	-
Note payable in connection with noncontrolling interest distribution	(5,000)	5,000	-
Non-cash acquisition of noncontrolling interest	-	17,779	-

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at January 1, 2015	$245,210	$1,676,815	$(239,572)	$(97,808)	$(96,441)	$1,488,204	$50,910	$1,539,114
Net income (loss)	-	-	(17,983)	-	-	(17,983)	9,144	(8,839)
Other comprehensive income (loss), net of tax	-	-	-	3,853	-	3,853	(80)	3,773
Common stock issued	1,673	(8,750)	(3,329)	-	11,085	679	-	679
Stock-based compensation charges	-	20,753	-	-	(5,359)	15,394	-	15,394
Purchase of treasury shares	-	-	-	-	(1,720)	(1,720)	-	(1,720)
Retirement of common stock	(42)	(131)	-	-	173	-	-	-
Other	-	(1,628)	-	-	-	(1,628)	(52)	(1,680)
Balance at December 31, 2015	246,841	1,687,059	(260,884)	(93,955)	(92,262)	1,486,799	59,922	1,546,721
Net income	-	-	34,117	-	-	34,117	2,182	36,299
Other comprehensive income (loss), net of tax	-	-	-	27,060	-	27,060	(47)	27,013
Common stock issued	3,305	(3,305)	-	-	-	-	-	-
Stock-based compensation charges	-	11,639	-	-	-	11,639	-	11,639
Purchase of treasury shares	-	-	-	-	(4,022)	(4,022)	-	(4,022)
Retirement of common stock	(456)	(871)	-	-	1,327	-	-	-
Distributions to NCI	-	-	-	-	-	-	(5,000)	(5,000)
Purchase of shares from NCI	-	597	-	-	-	597	(17,779)	(17,182)
Balance at December 31, 2016	249,690	1,695,119	(226,767)	(66,895)	(94,957)	1,556,190	39,278	1,595,468
Net income (loss)	-	-	178,546	-	-	178,546	(1,331)	177,215
Other comprehensive income (loss), net of tax	-	-	-	16,447	-	16,447	(18)	16,429
Common stock issued	43,663	(43,663)	-	-	-	-	-	-
Stock-based compensation charges	-	14,566	-	-	-	14,566	-	14,566
Purchase of treasury shares	-	-	-	-	(7,204)	(7,204)	-	(7,204)
Retirement of common stock	(827)	(5,052)	-	-	5,879	-	-	-
Purchase of shares from NCI	-	2,121	-	-	-	2,121	(9,818)	(7,697)
Balance at December 31, 2017	$292,526	$1,663,091	$(48,221)	$(50,448)	$(96,282)	$1,760,666	$28,111	$1,788,777

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc. (“McDermott”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”), and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these Notes to our Consolidated Financial Statements, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott and its consolidated subsidiaries.

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

Business Segments

We report financial results under three reporting segments consisting of (1) Americas, Europe, and Africa (“AEA”), (2) the Middle East (“MEA”) and (3) Asia (“ASA”).  We also report certain corporate and other non-operating activities under the heading “Corporate and other.” Corporate and other primarily reflects costs that are not allocated to our operating segments.  For financial information about our segments, see Note 21, Segment Reporting.

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

Revenues and gross profit on contracts can be significantly affected by change orders that may not be approved by the customer until the later stages of a contract or subsequent to the date a project is completed. If it is not probable the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. For certain contracts where it is probable the costs will be recovered through a change order, total estimated contract revenue is increased by the amounts management expects to recover or costs expected to be incurred.

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

Completed Contract Method―Under the completed contract method, revenue and gross profit is recognized only when a contract is complete or substantially complete. We generally do not enter into fixed-price contracts without an estimate of cost to complete that we believe to be accurate. However, it is possible that in the time between contract award and the commencement of work on a project we could lose the ability to forecast costs to complete adequately based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed contract method of accounting for that project. In the last three years, we did not enter into any significant contracts that we accounted for under the completed contract method.

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

See Note 3, Revenue Recognition, for discussion on Revenue.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Those estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying Notes. Our actual results could differ from those estimates, and variances could materially affect our financial condition and results of operations in future periods. Changes in project estimates generally exclude change orders and changes in scope, but may include, without limitation, changes in cost recovery estimates, unexpected changes in weather conditions, changes in productivity, unidentified required vessel repairs, customer and vendor delays and other costs. We generally expect to experience a reasonable amount of unanticipated events, and some of those events can result in significant cost increases above cost amounts we previously estimated. As of December 31, 2017, we have provided for our estimated costs to complete on all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when determined.

Loss Contingencies

We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed by a material amount the recorded provision or if the loss is not reasonably estimable but is expected to be material to our financial results. We are currently involved in litigation and other proceedings, as discussed in Note 20, Commitments and Contingencies. We have accrued our estimates of the probable losses associated with these matters and associated legal costs are generally recognized as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Stock-Based Compensation

Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price. See Note 16, Stock-Based Compensation, for additional information.

Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. A majority of our restricted cash and cash equivalents serves as collateral for outstanding letters of credit, as further discussed in Note 12, Debt.

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

In certain cases, contracts with our customers contain provisions under which some payments from our customers are denominated in U.S. Dollars and other payments are denominated in a foreign currency. In general, the payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with foreign currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not accounted for as hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, are adjusted to fair value, and such changes are reflected through our results of operations. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 14, Derivative Financial Instruments for additional information.

The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings generally are included as a component of Other non-operating income (expense), net in our Consolidated Statements of Operations.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. An established hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of McDermott. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability.

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivables and accounts payable approximate their fair values due to the short maturity of those instruments. See Note 15, Fair Value Measurements, for additional information.

Insurance and Self-Insurance

Our wholly owned “captive” insurance subsidiary provides coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on various assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonably accurate. Claims as a result of our operations, if greater in frequency or severity than actuarially predicted, could adversely impact the ability of our captive insurance subsidiary to respond to all claims presented.

Concentration of Credit Risk

Our principal customers are businesses in the offshore oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. We generally do not obtain any collateral for our receivables. See Note 21, Segment Reporting, for additional information about our operations in different geographic areas.

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

Income Taxes

We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. McDermott International, Inc. is a Panamanian corporation that earns all of its income outside of Panama. As a result, we are not subject to income tax in Panama. We operate in various taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies, not only with respect to nominal rates, but also with respect to the basis on which these rates are applied. These variations, along with changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

We believe that our deferred tax assets recorded as of December 31, 2017 are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of net operating loss carryforwards.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. If we subsequently determine that we will be able to realize deferred tax assets in the future in excess of our net recorded amount, the resulting adjustment would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. See Note 17, Income Taxes, for additional disclosures.

Classification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Previously reported Consolidated Financial Statements have been adjusted to reflect those changes.

In addition, in the first quarter of 2017, we implemented certain changes to our financial reporting structure. Corporate expenses, certain centrally managed initiatives such as restructuring charges, impairments, year-end mark-to-market pension actuarial gains and losses, costs not attributable to a particular reportable segment, and unallocated direct operating expenses associated with the underutilization of vessels, fabrication facilities and engineering resources, are no longer apportioned to our reportable segments. Those expenses are reported under “Corporate and Other.” Previously reported segment financial information has been adjusted to reflect this change, see Note 21, Segment Reporting.

Accounting Guidance Issued But Not Adopted as of December 31, 2017

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

We adopted the new standard on January 1, 2018 (the “initial application” date):

•	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment to retained earnings as of the date of adoption;
•	applying the new standard only to those contracts that are not substantially complete at the date of initial application; and
•	disclosing the impact of the new standard in our 2018 Consolidated Financial Statements.

We are currently finalizing the impact of this Accounting Standard Update (“ASU”) on our future Consolidated Financial Statements and related disclosures. Significant changes to our accounting policies as a result of adopting of this ASU are discussed below:

•

We will measure transfer of control utilizing an input method to measure progress for individual contracts or combinations of contracts based on the total cost of materials, labor, equipment and vessel operating costs and other costs incurred as applicable to each contract;

•

Our Consolidated Balance Sheet will no longer reflect assets related to cost incurred in excess of cost recognized. Under ASC Topic 605-35, Construction-Type and Production-Type Contracts (the “legacy GAAP”), we generally excluded certain costs from our cost-to-cost method of measuring, such as significant costs for procured materials and third-party subcontractors, which resulted in the recognition of cost incurred in excess of cost recognized as an asset on our Consolidated Financial Statements.

•

Variable consideration, including change orders, claims, bonus, incentive fees and liquidated damages or penalties will be included in the estimated contract revenue at the most likely amount to which we expect to be entitled. We will include variable consideration in the estimated transaction price to the extent it is probable a significant revenue reversal will not occur or when the uncertainty associated with the variable consideration is resolved. Under legacy GAAP, revenue from certain unapproved change orders was generally recognized to the extent of the lesser of amounts we expect to recover or costs incurred.

The impact of adopting this ASU on our Consolidated Financial Statements is disclosed in Note 3, Revenue Recognition.

Derivatives—In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective prospectively for annual periods beginning on or after December 15, 2018. Early adoption is permitted. We intend to adopt this guidance on January 1, 2019. We plan to apply this ASU to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach if an adjustment is required (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The adoption of this guidance is not expected to have a material impact on our future Consolidated Financial Statements or related disclosures.

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

Pension and Postretirement Benefits—In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. This ASU requires bifurcation of certain components of net pension and postretirement benefit cost (“benefit costs”) in the Consolidated Statements of Operations. The service cost components are required to be presented in operating income and the remaining components are required to be presented outside of operating income. This ASU is effective for interim and annual periods beginning after December 15, 2017.  Upon our retrospective adoption of this ASU effective January 1, 2018, benefit costs, excluding service costs component, will be reflected in Other non-operating income (expense), net in our Consolidated Statements of Operations. Currently, all components of benefit costs are reported in Selling, general and administrative expenses in our Consolidated Statements of Operations. For a further discussion, see Note 13, Pension and Postretirement Benefits.

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

NOTE 2—BUSINESS COMBINATION AGREEMENT WITH CHICAGO BRIDGE & IRON COMPANY N.V. (“CB&I”)

On December 18, 2017, McDermott International, Inc. (“McDermott”), Chicago Bridge & Iron Company N.V. (“CB&I”) and certain of their respective subsidiaries entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) pursuant to which CB&I and McDermott have agreed to combine their businesses through a series of transactions (the “Combination”). The Business Combination Agreement has been approved by the McDermott Board, the Management Board of CB&I and the Supervisory Board of CB&I.

Upon completion of the Combination, McDermott stockholders will own approximately 53 percent of the combined business on a fully diluted basis and CB&I shareholders will own approximately 47 percent. Under the terms of the Business Combination

Agreement, we will exchange all issued and outstanding shares of CB&I common stock for shares of McDermott common stock at the exchange ratio described below. As a result CB&I shareholders will be entitled to receive 2.47221 shares of McDermott Common Stock for each share of CB&I Common Stock owned (or 0.82407 shares if McDermott effects a proposed three-to-one reverse stock split prior to the closing of the Combination), together with cash in lieu of fractional shares.

The Combination would be accounted for using the acquisition method of accounting in accordance with Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. McDermott would be considered the accounting acquirer based on the following facts: (1) upon completion of the Combination, McDermott’s stockholders will own approximately 53 percent of the combined business on a fully diluted basis; (2) a group of McDermott’s current directors, including Chairman of the Board, will constitute a majority of the Board of Directors; and (3) McDermott’s current President and Chief Executive Officer and current Executive Vice President and Chief Financial Officer will continue in those roles following the closing of the Combination. CB&I’s President and Chief Executive Officer will remain with the combined business for a transition period.

In connection with the Combination, on December 18, 2017, McDermott entered into or received commitment letters (the “Commitment Letters”), pursuant to which Barclays Bank PLC, Crédit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA and other lenders (collectively, the “Commitment Parties”) have committed to provide certain debt financing for the Combination. The Commitment Letters provide for a fully committed senior secured term loan B facility in the aggregate principal amount of $1.75 billion, a fully committed senior secured term loan C facility in the aggregate principal amount of $500 million, a $1.0 billion senior secured revolving credit facility (the “Revolving Facility”), a $1.2 billion senior secured letter of credit facility and fully committed senior unsecured bridge facilities in an aggregate principal amount of $1.5 billion, the availability of which is subject to reduction upon McDermott’s issuance of notes in a private placement or equity securities pursuant to the terms set forth in the Commitment Letters.

In connection with this Business Combination, in 2017, we incurred $9 million of transaction related costs in 2017, which is reported as a component of Other operating (income) expenses, net, in our Consolidated Statements of Operations.

NOTE 3—REVENUE RECOGNITION

Effect of Adopting ASC Topic 606—We estimate the cumulative effect of adopting ASU 606 due to change in method to measure project progress, as discussed in Note 1, Basis of Presentation and Significant Accounting Polices, will be as follows:

	Revenue Recognition Accounting Change as of January 1, 2018
		ASC 606 Adjustments[1]	January 1, 2018	ASC 606 Adjustments[1]	January 1, 2018
	December 31, 2017	Low		High
CONSOLIDATED BALANCE SHEETS	(In millions)
Assets
Current assets:
Contracts in progress [2]	$621	$12	$633	$20	$641

Liabilities and Equity
Current liabilities:
Advance billings on contracts	32	(2)	30	(4)	28
Income taxes payable	35	(1)	34	(1)	34

Stockholders' equity:
Accumulated deficit	(48)	15	(33)	25	(23)

1Represents cumulative effect adjustment of recognizing additional revenues of approximately $205 million to $220 million and associated cost of operations of approximately $190 million to $200 million.

2Contracts in progress at January 1, 2018 primarily represents costs and estimated earnings in excess of billings.

Contract Types—We execute our contracts using a variety of pricing methods, including fixed-price, unit-basis, cost-plus, or some combination of those methods, with fixed-price being the most prevalent. The percentage of our revenues by contract type for each of the years ended December 31 was as follows:

	2017	2016	2015
Fixed-price	97%	92%	93%
Unit-basis and other	3	8	7
	100%	100%	100%

Unapproved Change Orders—As of December 31, 2017, total unapproved change orders included in our estimates at completion aggregated approximately $107 million, of which approximately $8 million was included in backlog. As of December 31, 2016, total unapproved change orders included in our estimates at completion aggregated approximately $119 million, of which approximately $15 million was included in backlog.

Claims Revenue—The amount of revenues included in our estimates at completion (i.e., contract values) associated with claims as of December 31, 2017 and 2016 was $10 million, all in our Middle East segment. These amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenues in their 2017, 2016 and 2015 financial results.

None of the claims included in our estimates at completion at December 31, 2017 were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses.

Loss Recognition—For all ongoing contracts, we have provided for estimated costs to complete. If a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in cost of operations in the Consolidated Statements of Operations. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

For loss projects, it is possible that our estimates of gross profit could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and claims with the customers. In our Consolidated Balance Sheets, the provision for estimated losses on all active uncompleted projects is included in “Advance billings on contracts.”

As of December 31, 2017 and 2016, KJO Hout, an EPCI project in our MEA segment, was in a $12 million and in an $8 million loss position, respectively. This project was substantially completed in the third quarter of 2017.

There were no material active projects as of December 31, 2017 which were in a substantial loss position.

The provision for estimated losses on all active uncompleted projects in our Consolidated Balance Sheets as of December 31, 2017 and 2016 were not material.

NOTE 4—USE OF ESTIMATES

The following is a discussion of our most significant changes in estimates, which impacted 2017, 2016 and 2015 operating income.

Year ended December 31, 2017

Segment operating income in 2017 was positively impacted by net favorable changes in estimates totaling approximately $167 million, in our MEA and ASA segments, which were partially offset by $1 million of net unfavorable changes in estimates in our AEA segment.

MEA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $103 million, primarily due to:

•

marine campaign cost savings associated with productivity improvements which were partially offset by higher fabrication costs, unanticipated weather and equipment downtime costs on lump-sum EPCI projects under the LTA II;

•	productivity improvements and associated cost savings during the marine hookup campaign and reductions in estimated costs to complete two projects in the Middle East, including a Saudi Aramco project;
•	productivity improvements and associated cost savings during the installation phase on the Saudi Aramco Marjan power system replacement project;
•

close-out improvements associated with the first phase of a large pipeline repair project in the Middle East, which was substantially complete in 2016, and a change in estimate to complete the next phase of this project;

•	productivity improvements and associated cost savings on Saudi Aramco jackets and gas observation platform project; and
•	cost savings associated with productivity improvements on multiple projects in the Middle East, none of which were individually material.

Those favorable changes in estimates were partially offset by higher costs on our KJO Hout project, in the Neutral Zone. This project was adversely impacted due to weather delays and marine equipment downtime, client rescheduling, changes to our execution plan, and increase in associated costs. This project was substantially completed in the third quarter of 2017.

ASA—This segment was positively impacted by net favorable changes in estimates aggregating approximately $64 million, primarily driven by productivity improvements and associated cost savings and changes in estimated costs at completion on active and completed projects.

Those net favorable changes in estimates were partially offset by unanticipated weather delays, vessel and marine equipment downtime, changes to our execution plan, and increases in associated costs on our Vashishta EPCI project in India.

In addition, as of December 31, 2016, on the Ichthys project in Australia, we reported a $34 million increase in our estimated costs at completion due to a failure identified in a supplier-provided subsea-pipe connector component that we had previously installed, and we identified possible additional increases of up to $10 million, due to potential need for alternative installation methods. We investigated the cause of the failure and developed a remediation plan in conjunction with the customer. We commenced offshore replacement in June 2017 through a diving intervention method and completed the replacement as of December 31, 2017. The costs to replace the supplier-provided subsea-pipe connector component are expected to be less than our December 31, 2016 estimate. The project remains in an overall profitable position.

Year ended December 31, 2016

Segment operating income for 2016 was impacted by net favorable changes in cost estimates totaling approximately $91 million.

AEA—The segment was positively impacted by net favorable changes in estimates aggregating approximately $38 million, primarily due to:

•	successful execution and close-out improvements on the PB Litoral, Chevron Jack St. Malo, EOG Sercan and Exxon Julia Subsea Tieback projects; and
•	productivity improvements and associated cost savings related to the DB 50 and the NO 102 marine campaigns undertaken in the Gulf of Mexico.

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

Those favorable changes in estimates were partially offset by:

•	marine equipment downtime due to unfavorable weather conditions on a project in the Middle East; and
•

a change in estimate at completion on the KJO Hout project, in the Neutral Zone, due to changes to our execution plan and increased costs associated with DB 27 vessel and subcontractor standby time, primarily due to work permit delays. This project was in an $8 million loss position and was substantially completed in the third quarter of 2017.

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

Those net favorable changes were partially offset by a $31 million increase in our estimated costs at completion, as of December 31, 2016, on our Ichthys project in Australia. During January 2017, we identified a failure in supplier-provided subsea-pipe connector components previously installed on this project. As a result, we have determined our estimated costs at completion for the project, as a whole, will increase by $34 million primarily due to: (1) offshore costs attributable to replacement of those failed components; (2) changes to our execution plan; and (3) incremental mobilization costs and costs attributable to inefficiencies of executing work out-of-sequence as a result of the revised execution plan. Due to uncertainties in the estimation process, we believed it was reasonably possible the completion costs could have been further revised in the future by an additional $10 million.

Year ended December 31, 2015

Segment operating income for 2015 was impacted by net favorable changes in cost estimates totaling approximately $70 million.

AEA―The segment had net favorable changes in estimates aggregating approximately $27 million, primarily due to:

•	the extension of the PB Litoral project completion date, which resulted in a $12 million reversal of liquidated damages;
•	the Agile charter project, which provided $11 million of favorable changes due to (1) productivity improvements and (2) our cost reduction initiatives; and
•	other projects experienced net favorable changes in estimate of $4 million, which individually were not material.

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

NOTE 5—RESTRUCTURING

To sustain profitability and growth, during the fourth quarter of 2017, we initiated Fit 2 Grow (“F2G”), a value improvement program to further reduce our costs. This initiative was undertaken to rationalize non-operating labor expenses and generate asset-based savings. Under F2G, we expect to incur approximately $3 million in restructuring costs and the effort is expected to be substantially complete in the second half of 2018. No substantial costs related to F2G were incurred in 2017.

Restructuring initiatives are driven and managed by our corporate management. Those costs are not allocated to our reportable segments and are reported under Corporate and Other.

Restructuring expenses are reported as a component of Other operating (income) expenses, net, in our Consolidated Statements of Operations. Previously, restructuring expenses were presented separately in our Consolidated Statements of Operations.

No substantial restructuring costs were incurred in 2017. The restructuring costs incurred in 2016 and 2015 and from inception to December 31, 2017, by major cost type is presented below.

	Year ended December 31,		Incurred from inception to
	2016	2015	December 31, 2017
	(In thousands)
Americas Restructuring	$(1,350)	$2,308	$6,883

McDermott Profitability Initiative
Severance and other personnel-related costs	2,590	15,217	17,807
Asset impairment and disposal	-	7,471	7,471
Legal and other advisor fees	222	7,414	11,639
Other	2,436	7,609	10,045
	5,248	37,711	46,962
Additional Overhead Reduction
Severance and other personnel-related costs	5,012	-	5,012
Legal and other advisor fees	1,968	800	2,768
Other	385	-	385
	7,365	800	8,165

Total	$11,263	$40,819	$62,010

NOTE 6—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$390,263	$595,921
Restricted cash and cash equivalents	17,929	16,412
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$408,192	$612,333

A majority of our restricted cash balances as of December 31, 2017 and 2016 serves as collateral for letters of credit, as further discussed in Note 12, Debt.

NOTE 7—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net

A summary of contract receivables is as follows:

	December 31,
	2017	2016
	(In thousands)
Contract receivables:
Contracts in progress	$190,744	$245,604
Completed contracts	30,927	40,345
Retainages	119,550	58,431
Unbilled(1)	4,303	4,303
Less allowances	(17,222)	(14,299)
Accounts receivable—trade, net	$328,302	$334,384

(1)	This amount relates to a project milestone billing for which we are awaiting the customer’s final acceptance certificate. We expect to receive the final acceptance certificate during 2018.

We expect to invoice our unbilled receivables once certain milestones or other metrics are reached, and we expect to collect all unbilled amounts. We believe that our provision for losses on uncollectible accounts receivable is adequate for our loss exposure.

Our allowance for doubtful and disputed accounts, which is reflected in the Consolidated Balance Sheets as a reduction of Accounts receivable—Trade, net, and the provisions for doubtful and disputed accounts receivable, which is reflected in the Consolidated Statements of Operations, are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of period	$14,299	$14,325	$30,391
Charged to costs and expenses	3,229	-	89
Write-offs	(306)	(26)	(16,155)
Balance at end of period	$17,222	$14,299	$14,325

The following amounts represent retainages on contracts:

	December 31,
	2017	2016
	(In thousands)
Retainages expected to be collected within one year	$119,550	$58,431
Retainages expected to be collected after one year	39,253	127,193
Total retainages	$158,803	$185,624

We have included in Accounts receivable—trade, net, retainages expected to be collected in 2018. Of the long-term retainages at December 31, 2017, we expect to collect $9 million in 2019 and $30 million in 2020.

Accounts Receivable—Other

A summary of accounts receivable—other is as follows:

	December 31,
	2017	2016
	(In thousands)
Accrued unbilled other	$16,979	$12,075
Other taxes receivable	15,988	2,483
Employee receivables	4,291	4,730
Receivables from unconsolidated affiliates	3,305	13,292
Other	167	4,349
Accounts receivable—other	$40,730	$36,929

Employee receivables are expected to be collected within 12 months, and any allowance for doubtful accounts on our Accounts receivable—other is based on our estimate of the amount of probable losses due to the inability to collect these amounts (based on historical collection experience and other available information). As of December 31, 2017 and 2016, no such allowance for doubtful accounts was recorded.

NOTE 8—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Components of contracts in progress and advance billings on contracts is as follows:

	2017	2016
	(In thousands)
Costs incurred less costs of revenue recognized	$98,127	$119,688
Revenues recognized less billings to customers	523,284	199,450
Contracts in Progress	$621,411	$319,138

Billings to customers less revenue recognized	45,661	42,637
Costs incurred less costs of revenue recognized	(13,409)	149,849
Advance Billings on Contracts	$32,252	$192,486

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment by asset category is as follows:

	December 31,
	2017	2016
	(In thousands)
Marine Vessels	$1,799,177	$1,789,942
Construction Equipment	498,621	474,128
Buildings	157,340	152,584
All other	161,855	148,805
Construction in Progress	34,094	20,720
Total Cost	2,651,087	2,586,179
Accumulated Depreciation	(985,273)	(898,878)
Net Book Value	$1,665,814	$1,687,301

Interest capitalization―We incurred interest of $67 million, $75 million and $74 million and capitalized $2 million, $14 million and $23 million of interest in 2017, 2016 and 2015, respectively.  The capitalized interest primarily related to vessels under construction in the respective periods – the DLV 2000 and LV 108.

Depreciation―Our depreciation expense was approximately $93 million, $90 million and $100 million in 2017, 2016 and 2015, respectively.

NOTE 10—SALE LEASEBACK

In January 2017, we purchased the pipelay and construction vessel, the Amazon, for cash consideration of approximately $52 million. Following the purchase, we sold the Amazon to an unrelated third party for cash consideration of $52 million and simultaneously entered into an 11-year bareboat charter with the purchaser. The bareboat charter provides us with options (exercisable periodically over the charter term) to purchase the Amazon, at a predetermined value.  We accounted for the transaction as a sale leaseback and are treating the bareboat charter as an operating lease.  As the proceeds from the sale equaled the carrying value of the vessel, no gain or loss was recognized.  The annual charter obligation is $3 million through 2018, when it will increase to $8 million annually for the remainder of the charter term.

NOTE 11—EQUITY METHOD INVESTMENTS

Our consolidated net income includes our proportionate share of the net income or loss of our equity method investees.  We do not have any investments accounted for under the equity method that are considered individually material. None of the equity method investees are listed on a stock exchange.

Summarized 100 percent balance sheet information for investments in equity method investees, combined, are set forth below:

	December 31, 2017	December 31, 2016
	(in thousands)
Current Assets	$40,400	$74,430
Noncurrent Assets	126,753	124,862
Total Assets	$167,153	$199,292
Current Liabilities	$77,920	$91,268
Noncurrent Liabilities	84,658	86,963
Total Liabilities	$162,578	$178,231

Summarized 100 percent income statement information for investments in equity method investees, combined, are set forth below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues	$4,205	$111,847	$107,795
Cost of operations	1,192	87,335	105,465
Gross profit	3,013	24,512	2,330
Net loss	$(29,607)	$(8,609)	$(38,245)

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of equity method investee, and as such is not included in income taxes in our Consolidated Financial Statements.

During the third quarter of 2016, we exited our investment in THHE Fabricators Sdn. Bhd. and recorded a $12 million decrease in Investments in unconsolidated affiliates and a $5 million gain in Other income (expense), net in our ASA segment. For further discussion see Note 19, Stockholders’ Equity.

NOTE 12—DEBT

As of December 31, 2017 and 2016 the carrying values of our long-term debt obligations, net of unamortized debt issuance costs of $5 million and $14 million, respectively, are as follows:

	December 31,
	2017	2016
	(In thousands)
Senior Notes	$495,000	$493,461
North Ocean 105 construction financing	24,511	31,877
Vendor equipment financing	15,686	-
Term Loan	-	212,070
Amortizing Notes	-	7,932
Other, including capital lease obligations	1,780	7,180
	536,977	752,520
Less: Amounts due within one year	24,264	48,125
Total long-term debt	$512,713	$704,395

Scheduled maturities of long-term debt subsequent to December 31, 2017 are as follows:

(In thousands)
2018	$24,291
2019	9,516
2020	8,170
2021	500,000
Total Debt	541,977
Debt Issuance Costs	(5,000)
Total Debt - Net of Issuance Costs	$536,977

 Amended and Restated Credit Agreement

On June 30, 2017, we amended and restated our credit agreement dated April 16, 2014 (the “Prior Credit Agreement”), by entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent.  All letters of credit outstanding under the Prior Credit Agreement were deemed issued under the Credit Agreement.

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

In connection with the Credit Agreement we incurred approximately $21 million of debt issuance costs. On the Consolidated Balance Sheets, those costs are reflected as an asset and are amortized over the term of the Credit Agreement.

As of December 31, 2017, the applicable margin for revolving loans was 3.75% for Eurodollar-rate loans and 2.75% for base-rate loans, and the letter of credit fee for financial letters of credit was 3.75% and for performance letters of credit was 1.875%.

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

The Credit Agreement contains events of default that we believe are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to our company occurs, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. In addition, if any event of default exists under the Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement at the applicable time, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

As of December 31, 2017, the aggregate amount of letters of credit issued and outstanding under the Credit Agreement was $407 million, included in which were $19 million of financial letters of credit, and there were no revolving loans outstanding under the Credit Agreement. As of December 31, 2016, under the Prior Credit Agreement, the aggregate amount of letters of credit issued and outstanding was $442 million.

The Credit Agreement permits us to deposit up to $300 million with letter of credit issuers to cash collateralize letters of credit issued on a bilateral basis outside the Credit Agreement. As of December 31, 2017, we had bilateral arrangements to issue cash collateralized letters of credit of $175 million. As of December 31, 2017 and December 31, 2016, we had an aggregate face amount of approximately $18 million and $16 million, respectively, of such letters of credit outstanding supported by cash collateral. We have included the supporting cash collateral in restricted cash and cash equivalents in the accompanying Consolidated Balance Sheets. During 2017, the maximum amount of cash collateral used to support bilateral letters of credit was $166 million.

As of December 31, 2017, we were in compliance with all of the financial covenants set forth in the Credit Agreement.

Senior Notes

In April 2014 we issued $500 million in aggregate principal amount of 8.00% senior secured notes due 2021 (the “Senior Notes”) in a private placement in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2014. The Senior Notes are scheduled to mature on May 1, 2021.

The Senior Notes are unconditionally guaranteed on a senior secured basis by the Guarantors, and the Senior Notes are secured on a second-lien basis by pledges of capital stock of certain of our subsidiaries and mortgages and other security interests covering (1) specified marine vessels owned by certain of the Guarantors and (2) substantially all the other tangible and intangible assets of our company and the Guarantors, subject to exceptions for certain assets.

At any time, or from time to time, on or after May 1, 2017, at our option, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, together with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning May 1 of the years indicated:

Year	Percentage
2017	104%
2018	102
2019 and thereafter	100

The indenture governing the Senior Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on capital stock or purchase or redeem subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Many of those covenants would become suspended if the Senior Notes were to attain an investment grade rating from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and no default has occurred.

Term Loan

The Prior Credit agreement included a $300 million first lien, second-out five year term loan scheduled to mature in 2019 (the “Term Loan”). In connection with the execution of the Credit Agreement on June 30, 2017, we repaid all of the outstanding Term Loan, which at the time was in an aggregate principal amount of approximately $217 million.

On May 12, 2016, we entered into Amendment No. 4 to our Prior Credit Agreement. We prepaid $75 million of the Term Loan and satisfied the other conditions associated with the “effective date” set forth in Amendment No. 4 to the Prior Credit Agreement.

Tangible Equity Units (“TEUs”)

In April 2014, we issued 11,500,000 6.25% TEUs, each with a stated amount of $25. Each TEU consisted of (1) a prepaid common stock purchase contract and (2) a senior amortizing note due April 1, 2017 (each an “Amortizing Note”) that had an initial principal amount of $4.1266 per Amortizing Note and bore interest at a rate of 7.75% per annum and had a final scheduled installment payment date of April 1, 2017, which we repaid in full.

The prepaid common stock purchase contracts were accounted for as additional paid-in capital totaling $240 million in our Consolidated Balance Sheet.  Each prepaid common stock purchase contract automatically settled in April 2017. We delivered 40.8 million shares of our common stock to holders of the TEU prepaid common stock purchase contracts, based on the settlement rate of 3.5496 shares per unit.

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

In the second quarter of 2017 we exercised our option under the North Ocean 105 AS joint venture agreement and purchased the 25% ownership interest of Oceanteam ASA (“Oceanteam”) in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from North Ocean 105 AS to Oceanteam (which had been issued in connection with a dividend declared by North Ocean 105 AS in 2016). For further discussion, see Note 19, Stockholders’ Equity. The Credit Agreement eliminated the Prior Credit Agreement’s requirement for us to prepay by July 20, 2017 the North Ocean 105 borrowing and to mortgage the NO 105 vessel in favor of the lenders. However, in connection with the Combination, we anticipate refinancing the North Ocean 105 borrowing as part of the financing arrangements contemplated by the Commitment Letter.

Receivables Factoring Facility

In February 2017, J. Ray McDermott de Mexico, S.A. de C.V. (“JRM Mexico”), one of our indirect, wholly owned subsidiaries, entered into a 364 day, $50 million committed revolving receivables purchase agreement which provides for the sale, at a discount rate of LIBOR plus an applicable margin of 4.25%, of certain receivables to a designated purchaser without recourse.  The facility provides for customary representations and warranties and compliance with customary covenants. JRM Mexico’s obligations in connection with the receivables purchase agreement are guaranteed by McDermott International, Inc.

During 2017, we sold approximately $2 million of receivables under the receivables purchase agreement.

Vendor Equipment Financing

In February 2017, JRM Mexico entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our indirect, wholly owned subsidiaries. The equipment financing agreement contains various customary affirmative covenants, as well as specific affirmative covenants, including the pledge of specified equipment. The equipment financing agreement also requires compliance with various negative covenants, including restricted use of the proceeds. As of December 31, 2017, the outstanding borrowings under this facility were approximately $16 million.

Bank Guarantees and Bilateral Letter of Credit

We have uncommitted lines of credit in place with Middle Eastern banks in support of our contracting activities in the Middle East. Bank guarantees issued under these agreements totaled $572 million and $359 million, as of December 31, 2017 and 2016, respectively. Overall capacity under these arrangements totaled $725 million and $375 million as of December 31, 2017 and 2016, respectively.

Surety Bonds

As of December 31, 2017 and 2016, surety bonds issued under general agreements of indemnity in favor of surety underwriters in support of contracting activities of our subsidiaries J. Ray McDermott de México, S.A. de C.V. and McDermott, Inc. totaled $49 million and $79 million, respectively. As of December 31, 2017, overall uncommitted capacity under these arrangements totaled $300 million.

NOTE 13—PENSION AND POSTRETIREMENT BENEFITS

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

We also sponsored a defined benefit pension plan established under the laws of the Commonwealth of the Bahamas, the J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”) which provided retirement benefits for certain of our current and former foreign employees. Effective August 1, 2011, new entry into the TCN Plan was closed, and effective December 31, 2011, benefit accruals under the TCN Plan were frozen. Effective January 1, 2012, we established a new global defined contribution plan (“Global DC plan”) to provide retirement benefits to non-U.S. expatriate employees who may have otherwise obtained benefits under the TCN Plan.

On August 31, 2017, the TCN Plan was amended to issue lump-sum distributions of certain accrued benefits or allow transfer of such benefits into the Global DC plan. As of December 31, 2017, total benefits are estimated to be approximately $30 million. Settlements are expected to be completed by the end of 2018. As of December 31, 2017, all investments in the TCN Plan trust were converted to cash and cash equivalents to facilitate settlements in form of lump-sum disbursements or rollovers.

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

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$505,356	$519,199	$31,217	$38,265
Interest cost	20,007	21,102	1,161	1,351
Actuarial loss (gain)	22,880	2,641	778	(3,172)
Benefits paid	(37,305)	(37,586)	(3,316)	(5,227)
Settlements	-	-	(29,840)	-
Benefit obligation at end of year	510,938	505,356	-	31,217

Change in plan assets:
Fair value of plan assets at beginning of year	484,961	494,146	32,252	38,257
Actual return (loss) on plan assets	47,717	26,891	1,990	(778)
Company contributions	1,458	1,510	-	-
Benefits paid	(37,305)	(37,586)	(3,316)	(5,227)
Settlements	-	-	(29,840)	-
Fair value of plan assets at end of year	496,831	484,961	1,086	32,252
Funded status	$(14,107)	$(20,395)	$1,086	$1,035

Amounts recognized in balance sheet consist of:
Other Assets	$933	$-	$1,086	$1,035
Accrued pension liability—current	(1,400)	(1,382)	-	-
Pension liability	(13,640)	(19,013)	-	-
Accrued benefit liability	(15,040)	(20,395)	-	-
Net (Liability) Asset	$(14,107)	$(20,395)	$1,086	$1,035

	Domestic Plans		TCN Plan
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Supplemental information:
Projected benefit obligation	$510,938	$505,356	$-	$31,217
Accumulated benefit obligation	510,938	505,356	-	31,217
Fair value of plan assets	496,831	484,961	1,086	32,252

Assumptions

	Domestic Plans		TCN Plan
	2017	2016	2017	2016
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	3.6%	4.1%	3.95%	4.10%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Domestic Plans			TCN Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In thousands)
Supplemental information:
Components of periodic benefit cost:
Interest cost	$20,007	$21,102	$21,613	$1,161	$1,351	$1,626
Expected return on plan assets	(19,619)	(20,006)	(26,707)	(1,379)	(1,587)	(2,840)
Actuarial loss (gain)	(5,215)	(4,244)	26,842	167	(807)	(657)
Net periodic benefit cost (gain)(1)	$(4,827)	$(3,148)	$21,748	$(51)	$(1,043)	$(1,871)

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.1%	4.2%	4.0%	4.1%	4.0%	4.0%
Expected return on plan assets	4.2%	4.2%	5.0%	4.7%	4.7%	6.9%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

(1)In our Consolidated Statements of Operations, Net periodic benefit cost (gain) is reported in Selling, general and administrative expenses. As a result of the adoption of ASU 2017-07 on January 1, 2018, we will retrospectively reflect those costs in Other non-operating income (expense), net.

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

Investment Goals

General

The investment goals of the McDermott Trust are generally to provide for the solvency of the respective plans and fulfillment of pension obligations over time, and to maximize long-term investment return consistent with a reasonable level of risk. Asset allocations within the McDermott Trust are reviewed periodically and rebalanced, if appropriate, to ensure the continued conformance to the investment goals, objectives and strategies. The McDermott Trust employs a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the applicable trust’s overall investment objectives.

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

The following is a summary of the asset allocations at December 31, 2017 and 2016 by asset category.

	Domestic Plans		TCN Plan
	2017	2016	2016
Asset Category:
Fixed Income	85%	85%	67%
Equity Securities	15	15	33
Total	100%	100%	100%

Fair Value

The following is a summary of total investments for our plans, measured at fair value at:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Pension Benefits:	(In thousands)
Fixed Income	$160,229	$245,759	$5,282	$411,270
Equities	72,553		-	72,553
Cash and Accrued Items	14,094		-	14,094
Total Investments	$246,876	$245,759	$5,282	$497,917

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Pension Benefits:	(In thousands)
Fixed Income	$167,271	$247,882	$5,087	$420,240
Equities	82,442	-	-	82,442
Cash and Accrued Items	14,531	-	-	14,531
Total Investments	$264,244	$247,882	$5,087	$517,213

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 fixed income instruments measured on a recurring basis:

	December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$5,087	$5,752
Purchases, net	142	107
Total unrealized gain (loss)	53	(772)
Balance at end of period	$5,282	$5,087

Cash Flows

Domestic Plans
(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2018	$-
Expected benefit payments:
2018	$37,179
2019	36,791
2020	36,364
2021	35,886
2022	35,334
2023-2027	165,101

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

The following table summarizes our contributions under the plans:

	Thrift Plan			Global Thrift Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In thousands)
Contributions	$4,267	$4,176	$3,840	$726	$998	$1,095

We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (“Deferred Compensation Plan”), which is a non-qualified defined contribution plan. Expense associated with the Deferred Compensation Plan was not material to our Consolidated Financial Statements.

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase or sale commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of AOCI until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments that are immediately recognized in earnings are included as a component of Other non-operating income (expense), net in our Consolidated Statements of Operations. As of December 31, 2017, we designated the majority of our foreign currency forward contracts as cash flow hedging instruments.

As of December 31, 2017, we deferred approximately $2 million of net losses on these derivative financial instruments in AOCI, and we expect to reclassify approximately $1 million of the net deferred losses out of AOCI by December 31, 2018.

As of December 31, 2017, the majority of our derivative financial instruments consisted of foreign currency forward contracts. The notional value of our outstanding derivative contracts totaled $161 million at December 31, 2017, with maturities extending through March 2019. Of this amount, approximately $92 million is associated with various foreign currency expenditures we expect to incur on one of our EPCI projects in the ASA segment. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of December 31, 2017, the fair value of these contracts was in a net asset position totaling approximately $2 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following table summarizes our asset and liability derivative financial instruments:

	December 31,
	2017	2016
	(In thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$2,232	$2,631
Other assets	66	-
Total derivatives asset	$2,298	$2,631

Accounts payable	$618	$9,361
Other liabilities	-	4
Total derivatives liability	$618	$9,365

The following table summarizes the effects of derivative instruments on our Consolidated Financial Statements:

	December 31,
	2017	2016	2015
	(In thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$15,501	$4,004	$(57,459)
Loss (gain) reclassified from AOCI to Cost of operations	4,503	34,556	76,034
Ineffective portion and amount excluded from effectiveness testing: gain (loss) recognized in Other non-operating income (expense)	(1,239)	(1,461)	6,238

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

NOTE 15—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of December 31, 2017 and 2016 that are measured at fair value on recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$1,680	$1,680	$-	$1,680	$-
Non-recurring
Debt	(536,977)	(558,077)	-	(515,735)	(42,342)

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Recurring
Forward contracts	$(6,734)	$(6,734)	$-	$(6,734)	$-
Non-recurring
Debt	(752,520)	(777,072)	-	(728,072)	(49,000)

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

Quoted prices were not available for the NO 105 construction financing, vendor equipment financing or capital leases. The income approach was used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms, and these instruments are classified as Level 3 within the fair value hierarchy.

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

In accordance with ASC 360-10, Property, Plant and Equipment, one of our vessels, the DB101 was written down to a fair value of $14 million, resulting in a non-cash impairment charge of $4 million in the first quarter of 2015, which related to our plan to decommission this vessel in the second quarter of 2015. In the second quarter of 2015, we disposed of the vessel and recognized an additional loss of $3 million. Impairment loss on this asset has been included in restructuring expenses.

In the second quarter of 2015, we abandoned a marine pipelay welding system project and recognized a $7 million non-cash impairment charge, which equaled the carrying value of that asset.

NOTE 16—STOCK-BASED COMPENSATION

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

Total compensation expense recognized is as follows:

	2017	2016	2015
	(In thousands)
Restricted stock and restricted stock units	$15,239	$15,746	$14,395
Performance shares and performance units	7,726	6,888	1,428
Stock options	-	46	770
Total	$22,965	$22,680	$16,593

The components of the total gross unrecognized estimated compensation expense for equity awards and their expected remaining weighted-average periods for expense recognition are as follows:

	Amount (In thousands)	Weighted-Average Period (years)
Restricted stock and restricted stock units(1)	$16,190	1.7

(1)Excludes performance shares and performance units accounted for as liability awards.

Stock Plans

2016 McDermott International, Inc. Long-Term Incentive Plan

In April 2016, our stockholders approved the 2016 McDermott International, Inc. Long-Term Incentive Plan (the “2016 LTIP”). Members of the Board of Directors, officers, employees and consultants are eligible to participate in the 2016 LTIP. The Compensation Committee of our Board of Directors selects the participants for the 2016 LTIP. The 2016 LTIP provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance share units, subject to satisfaction of specific performance goals. As part of the approval of the 2016 LTIP, 12 million shares were approved for issuance in connection with awards made under the plan.  In addition, shares of our common stock approved for issuance pursuant to the prior long-term incentive plans described below, and which had not been made subject to awards as of the April 29, 2016 effective date of the 2016 LTIP, are available for awards under the 2016 LTIP.  As provided in the 2016 LTIP, following the April 29, 2016 approval of the 2016 LTIP by our stockholders, no additional grants may be made pursuant to those prior long-term incentive plans.  Also, if an award under the 2016 LTIP or either of the prior plans expires or is terminated, cancelled or forfeited, the shares of our common stock associated with the expired, terminated, cancelled or forfeited award will again be available for awards under the 2016 LTIP.  Further, the 2016 LTIP contains a provision that McDermott International, Inc. common stock tendered by a participant or withheld as full or partial payment of withholding taxes related to the vesting or settlement of awards (other than options)  shall become available again for issuance.

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

Our equity award agreements under the 2016, 2014 and 2009 LTIPs provide that amounts that we are required to withhold on behalf of participants for federal or state income taxes upon the vesting of restricted stock units, performance shares or performance units will be satisfied by withholding shares of McDermott International, Inc. common stock having an aggregate fair market value equal to but not exceeding the amount of such required tax withholding.  Such transactions under the 2016, 2014 and 2009 LTIP are accounted for as purchases of the shares by us, and are included in the common stock roll-forward in Note 19, Stockholders’ Equity.

Stock Options

There were no stock options granted in 2017, 2016 or 2015.

The following table summarizes stock options activity during 2017 (share data in thousands):

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	2,175	$14.13
Cancelled/expired/forfeited	(539)	12.78
Outstanding at end of period(1)	1,636	$14.43	1.49
(1)	All remaining outstanding options were vested prior to December 31, 2016.

There were no stock options exercised during 2017 and 2016. The total intrinsic value of stock options exercised during 2015 was 0.3 million. The intrinsic value is calculated as the total number of option shares multiplied by the excess of the closing price of our common stock on the last trading day over the exercise price of the options. This amount changes based on the fair market value of our common stock. Had all option holders exercised their options on December 31, 2017, the aggregate intrinsic value of the options would have been negative, as their exercise price is higher than closing price of our common stock on December 31, 2017. The total estimated fair value of shares vested during 2016 and 2015 was $1 million and $3 million, respectively.

Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)

RSUs and RSAs and changes during 2017 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	6,173	$3.80
Granted	2,024	7.24
Vested	(3,047)	4.46
Cancelled/forfeited	(103)	4.75
Nonvested at end of period	5,047	$4.76

There were no tax benefits realized related to RSUs and RSAs that lapsed or vested during 2017, 2016 and 2015.

Performance Shares and Performance Units

In February 2017 and 2016 and in March 2015, we issued performance unit awards totaling 709 thousand, 1,553 thousand and 1,775 thousand shares, respectively, which were classified as liability awards. Performance unit awards are valued at the market price of the underlying stock on the date of payment. Compensation cost for liability awards is re-measured at each reporting period and is recognized as expense over the applicable service period.

As of December 31, 2017, the unrecognized compensation cost related to performance unit awards was $7 million, which is expected to be recognized over a weighted average period of two years.

NOTE 17—INCOME TAXES

The provision for income taxes consisted of:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Other than U.S.:
Current	$61,934	$43,944	$45,752
Deferred	6,782	(2,018)	6,211
Total provision for income taxes	$68,716	$41,926	$51,963

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$122,801	$(124,154)	$(99,738)
Other than U.S.	137,358	206,469	164,348
Income before provision for income taxes	$260,159	$82,315	$64,610

The following is a reconciliation of the Panama statutory federal tax rate to the consolidated effective tax rate:

	Year Ended December 31,
	2017	2016	2015
Panama federal statutory rate	25%	25%	25%
Non-Panama operations	14	(14)	29
Change in valuation allowance for deferred tax assets - the U.S.	(18)	49	52
Change in valuation allowance for deferred tax assets - Others	3	(25)	(42)
Audit settlements and reserves	1	14	9
Other (primarily tax on unremitted earnings)	1	2	7
Effective tax rate attributable to continuing operations	26%	51%	80%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Pension liability	$7,095	$9,732
Accrued liabilities for incentive compensation	16,304	22,208
Net operating loss carryforward	208,503	349,916
Prepaid drydock	677	-
State net operating loss carryforward	19,538	18,308
Other	1,408	1,861
Total deferred tax assets	253,525	402,025
Valuation allowance for deferred tax assets	(199,967)	(334,991)
Deferred tax assets	$53,558	$67,034

Deferred tax liabilities:
Property, plant and equipment	$25,616	$37,883
Prepaid drydock	-	1,367
Long-term contracts	13,483	10,989
Investments in joint ventures and affiliated companies(1)	21,590	17,044
Unrealized exchange gains and other	3,313	3,335
Total deferred tax liabilities	64,002	70,618

Net deferred tax liabilities	$(10,444)	$(3,584)

(1) Includes undistributed earnings of joint ventures, consolidated subsidiaries and other temporary differences.

Deferred tax assets and liabilities are recorded net by tax jurisdiction in the accompanying Consolidated Balance Sheets. Deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets	$17,616	$21,116

Deferred tax liabilities (included in Other liabilities)	28,060	24,700

Net deferred tax liabilities	$(10,444)	$(3,584)

Tax Rate Change

The Tax Cuts and Jobs Act (“the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.  For the items as to which we were able to determine a reasonable estimate, there were no significant provisional taxes recognized as a component of income tax expense from continuing operations in 2017.

Provisional amounts

Deferred tax assets and liabilities—We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a $86 million decrease, which was offset by a change for the re-measurement of the valuation allowance in the U.S.

Foreign tax effects—The one-time transition tax based on our total post-1986 earnings and profits (E&P), which we previously deferred from U.S. income taxes, was insignificant.

Valuation Allowance

At December 31, 2017, we had a valuation allowance of $200 million for deferred tax assets that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. We believe that our remaining deferred tax assets will more likely than not be realized through carrybacks, future reversals of existing taxable temporary differences and future taxable income. Any changes to our estimated valuation allowance could be material to our Consolidated Financial Statements.

Changes in the valuation allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$334,991	$336,146	$331,589
Charged to costs and expenses(1)	(32,112)	14,675	6,056
Charged to other accounts	(102,912)	(15,830)	(1,499)
Balance at end of period	$199,967	$334,991	$336,146
(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.

The $32 million decrease in valuation allowance, impacting the 2017 effective tax rate, primarily included:

•	a decrease of $45 million related to the utilization of $130 million in net operating loss (“NOL”) carryforwards in the U.S.;
•	a decrease of $2 million related to the utilization of $8 million NOL carryforwards in Malaysia;
•	an increase of $10 million primarily attributable to unbenefited losses in Kuwait, Mexico and the U.K.; and
•	an increase of $5 million related to U.S. non-NOL movement.

The $103 million decrease in valuation allowance, not impacting the 2017 effective tax rate, included:

•	a decrease of $86 million related to the deferred tax impact due to U.S. tax reform; and
•	a decrease of $17 million primarily related to return to provision adjustments.

The $15 million increase in valuation allowance, impacting the 2016 effective tax rate, primarily included:

•	an increase of $42 million attributable to unbenefited loss in U.S.;
•	a decrease of $18 million related to the utilization of $60 million in NOL carryforwards in Mexico; and

•	a decrease of $9 million related to the anticipated usage of NOL carryforwards in Saudi Arabia, in anticipation of future profitability based on our backlog in the country.

The $16 million decrease in valuation allowance, not impacting the 2016 effective tax rate, primarily included:

•	a decrease of $8 million due to expiration of carrybacks of tax losses in Canada;
•	a decrease of $4 million due to expiration of losses in the State of Louisiana;
•	a decrease of $2 million due to expiration of losses in the U.K.; and
•	a decrease of $2 million related to deferred tax impact due to a tax rate change in the U.K.

Other

We have foreign net operating loss carryforwards of $324 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $19 million is scheduled to expire in the years 2018 to 2020. The foreign net operating losses have a valuation allowance of $67 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $603 million and carry a $127 million valuation allowance against the related deferred taxes. The U.S. federal net operating loss carryforwards are scheduled to expire in the years 2030 to 2037. We have state net operating losses of $309 million available to offset future taxable income in states where we operate. The state net operating loss carryforwards are scheduled to expire in the years 2018 to 2037. We are carrying a valuation allowance of $20 million against the deferred tax asset related to the state loss carryforwards.

As of December 31, 2017, the undistributed earnings of our subsidiaries were $306 million. We have accrued $24 million of deferred tax liability on earnings we intend to remit. Additional unrecognized deferred income tax liabilities, including withholding taxes, of approximately $0.4 million would be payable upon distribution of these earnings.  All other earnings are considered permanently reinvested. We would be subject to withholding taxes if we were to distribute these permanently reinvested earnings from our U.S. subsidiaries and certain foreign subsidiaries.

We operate under a tax holiday in Malaysia, effective through December 31, 2020, which may be extended for an additional five years if we satisfy certain requirements. The Malaysian tax holiday reduced our 2016 foreign income tax expense by $7 million and $0.2 million in 2017 and 2016, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.03 for 2017.

We conduct business globally and, as a result, we or one or more of our subsidiaries file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Malaysia, Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, Qatar, Brunei, and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2011.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$41,022	$36,353	$34,106
Changes due to exchange rate fluctuations	1,105	(258)	(751)
Increases based on tax positions taken in the current year	1,220	2,328	4,720
Increases based on tax positions taken in prior years	3,628	7,741	4,710
Decreases based on tax positions taken in prior years	(1,791)	(5,090)	(2,836)
Decreases due to settlements	(5,717)	-	(301)
Decreases due to lapse of applicable statute of limitation	(271)	(52)	(3,295)
Balance at end of period	$39,196	$41,022	$36,353

The entire balance of unrecognized tax benefits at December 31, 2017 would reduce our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2017, 2016 and 2015, we had recorded liabilities of approximately $24 million, $20 million and $16 million, respectively, for the payment of tax-related interest and penalties.

NOTE 18—EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share amounts)
Net income (loss) attributable to McDermott	$178,546	$34,117	$(17,983)

Weighted average common stock (basic)	273,337,931	240,359,363	238,240,763
Effect of dilutive securities:
Tangible equity units[1]	9,594,183	40,824,938	-
Stock options, restricted stock and restricted stock units	2,702,643	2,999,938	-
Potential dilutive common stock	285,634,757	284,184,239	238,240,763

Net income (loss) per share attributable to McDermott
Basic:	$0.65	$0.14	$(0.08)
Diluted:	$0.63	$0.12	$(0.08)

(1) Represents weighted average TEUs outstanding during 2017.

Approximately 1.6 million, 2.2 million and 2.9 million shares underlying outstanding stock-based awards in 2017, 2016 and 2015 were excluded from the computation of diluted earnings per share during those periods because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive in each of those years.

Potential dilutive common shares for the settlement of our common stock purchase contracts, a component of our TEUs, of 40.9 million shares were considered in the calculation of diluted weighted-average shares in 2015. Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) totaling 2.4 million were also considered in the calculation of diluted weighted average shares for 2015. However, due to our net loss position in 2015, shares underlying TEUs, RSUs, and RSAs have not been reflected in the diluted earnings per share, because inclusion of those shares would have been antidilutive.

NOTE 19— STOCKHOLDERS’ EQUITY

Common Stock―The changes in the number of ordinary shares outstanding and treasury shares held by McDermott are as follows:

	Year Ended December 31,
	2017	2016
Shares outstanding
Beginning balance	241,388,277	239,016,924
Common stock issued	43,679,124	3,304,808
Purchase of common stock	(1,040,581)	(933,455)
Ending balance	284,026,820	241,388,277

Shares held as Treasury shares
Beginning balance	8,302,004	7,824,204
Purchase of common stock	1,040,581	933,455
Retirement of common stock	(843,564)	(455,655)
Ending balance	8,499,021	8,302,004

Ordinary shares issued at the end of the period	292,525,841	249,690,281

Preferred Stock―We are authorized to issue up to 25 million shares of preferred stock, par value $1.00 per share. As of December 31, 2017, no preferred stock was outstanding.

Accumulated Other Comprehensive Income (Loss)―The components of AOCI included in stockholders’ equity are as follows:

	December 31,
	2017	2016
	(In thousands)
Foreign currency translation adjustments ("CTA")	$(49,025)	$(42,082)
Net unrealized gain on investments	393	269
Net unrealized loss on derivative financial instruments	(1,816)	(25,082)
Accumulated other comprehensive loss	$(50,448)	$(66,895)

In the second quarter of 2016, foreign currency instruments associated with construction of our DLV 2000 vessel were settled upon the final payment to the shipyard. These instruments were designated as cash flow hedges and, as such, $20 million of cumulative loss was recorded in AOCI and will be amortized consistent with the depreciation of the vessel.

The following table presents the components of AOCI and the amounts that were reclassified during 2017, 2016 and 2015:

	Foreign currency translation adjustments		Unrealized holding gain (loss) on investments	Gain (loss) on derivative (1)		TOTAL
	(In thousands)
Balance, January 1, 2015	$(15,212)		$241	$(82,837)		$(97,808)
Other comprehensive income (loss) before reclassification	(12,470)		6	(57,459)		(69,923)
Amounts reclassified from AOCI	(2,243)		-	76,019	(2)	73,776
Net current period other comprehensive income (loss)	(14,713)		6	18,560		3,853

Balance, December 31, 2015	(29,925)		247	(64,277)		(93,955)
Other comprehensive income (loss) before reclassification	(12,157)		22	4,004		(8,131)
Amounts reclassified from AOCI	-		-	35,191	(2)	35,191
Net current period other comprehensive income (loss)	(12,157)		22	39,195		27,060

Balance, December 31, 2016	(42,082)		269	(25,082)		(66,895)
Other comprehensive income before reclassification	(1,010)		124	15,501		14,615
Acquisition of NCI	-		-	2,284		2,284
Amounts reclassified from AOCI	(5,933)	(3)	-	5,481	(2)	(452)
Net current period other comprehensive income	(6,943)		124	23,266		16,447

Balance at December 31, 2017	$(49,025)		$393	$(1,816)		$(50,448)

(1)	Refer to Note 14, Derivative Financial Instruments, for additional details
(2)	Reclassified to Cost of operations and Other non-operating income (expense), net
(3)	Release of CTA to Other non-operating income (expense), net, on liquidation of certain foreign entities

Noncontrolling Interest

North Ocean 105―In December 2010, J. Ray McDermott (Norway), AS ( “JRM”), one of our indirectly wholly owned subsidiaries, and Oceanteam ASA entered into an Equity Owner’s Agreement (as amended to date, the “Equity Agreement”) to acquire a 75% interest in North Ocean 105 AS, the vessel-owning company. Under the Equity Agreement, JRM was given an option to purchase Oceanteam ASA’s 25% ownership interest in the second quarter of 2017.

In the second quarter of 2017, JRM exercised its option under the Equity Agreement and purchased Oceanteam’s 25% interest in the vessel-owning company for approximately $11 million in cash. As part of that transaction, JRM also assumed the right to a $5 million note payable from North Ocean 105 AS to Oceanteam (which had been issued in connection with a dividend declared by North Ocean

105 AS in 2016). In connection with this acquisition, we recorded a $9 million decrease in noncontrolling interest and a $5 million decrease in note payable to Oceanteam and we recognized a $2 million gain in Capital-in-excess of par value in our Consolidated Financial Statements.

Berlian McDermott Sdn. Bhd―In 2013, we entered into certain joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in THHE Fabricators Sdn. Bhd. (“THF”), a subsidiary of THHE, and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd (“BMD”). In the third quarter of 2016, we reacquired the 30% of noncontrolling interest in BMD from THHE in exchange for our 30% equity interest in THF. We determined the fair value of the asset surrendered to be $17 million. In connection with the acquisition of the BMD noncontrolling interest, we recorded an $18 million decrease in Noncontrolling interest, and, in connection with the exchange of our investment in THF, we recorded a $12 million decrease in Investments in unconsolidated affiliates and a $5 million gain in Other income (expense), net, in our Consolidated Financial Statements.

NOTE 20—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

On February 2, 2018, The George Leon Family Trust, a purported CB&I shareholder, filed a purported class action complaint in the United States District Court for the Southern District of Texas against CB&I, the members of the CB&I Supervisory Board, McDermott and the subsidiaries of CB&I and McDermott that are parties to the Business Combination Agreement. The action is captioned The George Leon Family Trust v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00314 (S.D. Tex.). The complaint alleges violations by the defendants of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 under the Exchange Act with respect to the registration statement filed with the U.S. Securities and Exchange Commission in connection with the Combination, based on various alleged omissions of material information. The complaint asserts liability against McDermott as a controlling person of CB&I, based on an allegation that McDermott had direct supervisory control over the composition of the registration statement and the information disclosed therein, as well as the information alleged to have been omitted and/or misrepresented in the registration statement. The plaintiff is seeking relief including an injunction to (1) prevent the defendants from completing the Combination or, if the Combination is consummated, to rescind it and set it aside, or an award for rescissory damages, and (2) require the dissemination of a registration statement that does not include any untrue statements of material fact and includes all material facts required or necessary to make the statements contained therein not misleading. The complaint also seeks an award for attorneys’ and experts’ fees. The alleged omissions and requests for relief are similar to allegations contained in a putative class action complaint filed in January 2018 against CB&I, the members of CB&I’s Supervisory Board, and certain officers of CB&I, also in the United States District Court for the Southern District of Texas. That action is captioned McIntyre v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00273 (S.D. Tex.) (the “McIntyre Action”). On February 7, 2018, the plaintiff in the McIntyre Action filed a motion for preliminary injunction with the Court. A hearing on that motion has not yet been scheduled.  We believe the substantive allegations contained in both complaints are without merit, and we intend to defend against the claims made against us vigorously.

We co-own interests in several entities (collectively “FloaTEC”) with subsidiaries of Keppel Corporation (including its subsidiaries, “Keppel”). We have conducted an internal investigation in connection with allegations by a former Petrobras employee that Keppel’s agent made improper payments to secure project awards from Petrobras on a number of Keppel affiliated projects in Brazil, including a FloaTEC project on which we were also a subcontractor. Keppel’s agent subsequently entered into a plea arrangement with the Brazilian authorities and admitted to having made improper payments on behalf of Keppel to former Petrobras employees on projects unrelated to FloaTEC. In August 2016, we voluntarily contacted the U.S. Department of Justice (“DOJ”) to advise it of the preliminary results of our internal investigation, which identified no evidence to indicate any improper payments were made by us or FloaTEC or that any of our or FloaTEC’s employees authorized, had knowledge of, or direction or control over, any such payments. During the period from August 2016 through January 2017, we responded to requests for additional information from the DOJ. In December 2017, Keppel entered into a deferred prosecution agreement with the DOJ and the U.S. Attorney’s Office for the U.S. District Court for the Eastern District of New York in connection with charges that Keppel had conspired to violate the anti-bribery provisions of the Foreign Corrupt Practices Act. The DOJ has not been in contact with us since January 2017 regarding this matter. If in the future, the DOJ determines that violations of applicable law have occurred involving us, we could be subject to civil or criminal sanctions, including monetary penalties, which could be material. However, based on the results of our investigation, we do not expect this matter to have a material adverse effect on us or our operations.

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

At some sites, we are contractually obligated to decommission our fabrication facilities upon site exit. Currently, we are unable to estimate any ARO due to the indeterminate life of our fabrication facilities.  We regularly review the optimal future alternatives for our facilities. Any decision to retire one or more facilities will result in recording the present value of such obligations. As of December 31, 2017, no ARO is recorded.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2017, we had approximately $29 million of potential liquidated damages exposure, however no liability for liquidated damages is recorded in our Consolidated Financial Statements. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for unaccrued liquidated damages. Accordingly, we believe that no amounts for these potential liquidated damages are probable of being paid by us. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2017 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2018	$27,710
2019	26,018
2020	23,586
2021	21,570
2022	22,077
Thereafter	147,949

Total rental expense in 2017, 2016 and 2015 was $45 million, $36 million and $40 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 21—SEGMENT REPORTING

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

We manage operating segments along geographic lines consisting of (1) AEA, (2) MEA and (3) ASA. We also report certain corporate and other non-operating activities under the heading “Corporate and other.”

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

During the fourth quarter of 2017, our Chief Executive Officer, who is the chief operating decision maker, began using Offshore and Subsea and other service lines revenues for reviewing our service line profitability. Therefore, in accordance with ASC 280, Segment Reporting, the information about our service line revenue is presented under Offshore and Subsea and other service lines. Under service lines revenue, we previously reported Installation operations, Procurement activities, Project services and engineering operations and Fabrication operations. Previously reported financial information has been adjusted to reflect this change.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reporting segments are measured based on operating income, which is defined as revenues reduced by total costs and expenses.

1. Information about Operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues (1):
AEA	$246,317	$285,988	$478,800
MEA	2,120,173	1,241,591	1,134,555
ASA	618,278	1,108,404	1,456,920
Total revenues:	$2,984,768	$2,635,983	$3,070,275

Income before provision for income taxes:
Operating income (loss):
AEA	$(16,210)	$51,129	$52,918
MEA	448,222	209,401	146,866
ASA	107,095	97,963	123,718
Segment operating income	539,107	358,493	323,502
Corporate and Other(2)	(214,905)	(216,240)	(210,820)
Total operating income	324,202	142,253	112,682
Interest expense, net	(62,974)	(58,871)	(50,058)
Other non-operating income (expense), net	(1,069)	(1,067)	1,986
Income before provision for income taxes	$260,159	$82,315	$64,610

Capital expenditures: (3)
AEA	$23,014	$16,667	$13,715
MEA	30,470	18,564	28,328
ASA	8,830	190,260	60,220
Corporate and Other(4)	56,497	2,588	588
Total capital expenditures:	$118,811	$228,079	$102,851

Depreciation and amortization (5):
AEA	$26,314	$36,829	$55,560
MEA	31,541	26,243	32,656
ASA	35,556	31,229	20,184
Corporate and Other	7,291	8,376	9,881
Total depreciation and amortization:	$100,702	$102,677	$118,281

(1)	Intercompany transactions were not significant during 2017, 2016 and 2015.
(2)	Corporate and Other operating results:
o	in 2017 include:
o	$4 million gain on sale of assets; and
o	$9 million in transaction costs associated with our combination with CB&I, see Note 2, Business Combination Agreement with Chicago Bridge & Iron Company N.V. (“CB&I”).
o	in 2016 include:
o	$55 million of impairment charges, see Note 15, Fair Value Measurements, for further discussion; and
o	$11 million of restructuring expenses, see Note 5, Restructuring, for further discussion.
o	in 2015 include:
o	$4 million impairment charge for the DB 101 and $3 million of loss on disposal of that vessel; and
o	$41 million of restructuring expenses, see Note 5, Restructuring, for further discussion.
(3)	Liabilities associated with assets acquired during 2017, 2016 and 2015 was approximately $8 million as of both December 31, 2017 and 2016 and approximately $11 million as of December 31, 2015.
(4)

Corporate and Other capital expenditures in 2017 include the purchase of the Amazon, a pipelay and construction vessel. Following the purchase, we sold this vessel to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement. See Note 10, Sale Leaseback.

(5)	Depreciation and amortization expense associated with our marine vessels is included in the respective segments in which the vessels were located as of reporting date.

2. Information about our most significant Customers

Our significant customers by segments during 2017, 2016 and 2015, were as follows:

	% of
	Consolidated	Reportable
	Revenues	Segment
Year Ended December 31, 2017:
Saudi Aramco	63%	MEA
Inpex Operations Australia Pty Ltd	11%	ASA
Year Ended December 31, 2016:
Inpex Operations Australia Pty Ltd	33%	ASA
Saudi Aramco	26%	MEA
RasGas Company Limited	12%	MEA
Year Ended December 31, 2015:
Inpex Operations Australia Pty Ltd	36%	ASA
Saudi Aramco	28%	MEA

3. Information about our Service Lines and Operations in Different Geographic Areas:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Service line revenues:
Offshore	$2,379,959	$1,610,907	$1,745,685
Subsea and other	604,809	1,025,076	1,324,590
	$2,984,768	$2,635,983	$3,070,275

Geographic revenues:
Saudi Arabia	$1,964,749	$767,119	$900,483
Australia	344,071	881,812	1,157,723
India	201,255	56,027	-
Qatar	149,211	419,963	46,873
Mexico	142,708	112,484	247,859
United States	101,821	95,996	32,858
Brunei	52,928	-	237,337
Russia	18,374	108,392	-
United Arab Emirates	5,362	54,392	185,606
Other countries	4,289	139,798	261,536
	$2,984,768	$2,635,983	$3,070,275

4. Information about our Segment Assets and Property, Plant and Equipment by Country:

	Year Ended December 31,
	2017	2016
	(In thousands)
Segment assets:
AEA	$921,171	$727,328
MEA	1,020,599	907,936
ASA	887,209	976,470
Corporate and Other	393,841	610,496
Total assets	$3,222,820	$3,222,230

Property, plant and equipment, net(1):
Indonesia	$677,014	$73,213
United States	365,146	27,482
United Arab Emirates	180,777	318,822
Brazil	177,377	170
Saudi Arabia	173,775	22,608
Mexico	86,023	603,185
Australia	51	626,605
Other countries	5,651	15,216
Total property, plant and equipment, net	$1,665,814	$1,687,301

(1)	Our marine vessels are included in the country in which they were located as of year-end.

5. Information about our Unconsolidated Affiliates:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Loss from Investments in Unconsolidated Affiliates:
AEA	$(6,407)	$(5,082)	$(6,255)
ASA	(7,312)	1,167	(15,137)
Corporate and other	(509)	(175)	(94)
Total loss from Investments in Unconsolidated Affiliates:	$(14,228)	$(4,090)	$(21,486)

Investments in unconsolidated affiliates:
AEA	$748	$2,449
ASA	6,753	14,064
Corporate and other	-	510
Total Investments in unconsolidated affiliates	$7,501	$17,023

The Consolidated Balance Sheets as of December 31, 2017 and 2016 include approximately $7 million and $17 million of amounts receivable, respectively, from our unconsolidated affiliates.

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the quarterly periods in 2017 and 2016:

	For the Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
2017	(in thousands, except per share data amounts)
Revenues	$519,431	$788,673	$958,531	$718,133
Gross Profit	90,841	138,224	184,621	121,639
Net income	24,195	36,459	92,926	23,635
Net income (loss) attributable to non-controlling interest	2,279	46	(1,775)	(1,881)
Net income attributable to McDermott	21,916	36,413	94,701	25,516
Income per share(5)
Basic	0.09	0.13	0.33	0.09
Diluted	0.08	0.13	0.33	0.09

(1)The first quarter of 2017 operating results improvement was driven by strong cost management, with significantly lower project costs in our MEA and ASA segments, and improvements in our selling, general and administrative expenses.

(2)Operating results for the second quarter of 2017 continued to reflect efficient project execution and higher engineering, fabrication and marine activity and improved productivity on multiple projects primarily in our MEA segment.

(3)Operating results for the third quarter reflect high quality operational performance, while operating with peak levels of utilization in the MEA segment and progressing on the Inpex Ichthys project.

(4)Operating results for the fourth quarter of 2017 were primarily driven by higher fabrication and marine activity in the MEA segment and installation progress on the Inpex Ichthys project.

(5)May not tie to the Consolidated Statements of Operations due to rounding.

	For the Quarter Ended
	March 31(1)	June 30(2)	September 30(3)	December 31(4)
2016	(In thousands, except per share data amounts)
Revenues	$729,032	$706,627	$558,543	$641,781
Gross Profit	113,030	111,284	103,113	59,286
Net income (loss)	(2,444)	21,805	16,392	546
Net income (loss) attributable to non-controlling interest	(272)	1,148	284	1,022
Net income (loss) attributable to McDermott	(2,172)	20,657	16,108	(476)
Income (loss) per share(5)
Basic	(0.01)	0.09	0.07	0.00
Diluted	(0.01)	0.07	0.06	0.00
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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2017, and their report is included in Item 9A.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Houston, Texas

February 21, 2018

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year. The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Board Committees” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance—Related Party Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2018” in the Proxy Statement for our 2018 Annual Meeting of Stockholders or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this Annual Report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2016, 2016 and 2015

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related Notes contained in this Annual Report.

III.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

2.1

Business Combination Agreement dated as of December  18, 2017 by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, Chicago Bridge & Iron Company N.V., Comet I B.V., Comet II B.V, CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 18, 2017 (File No. 1-08430)).

2.2

Amendment No. 1 and Partial Assignment and Assumption of Business Combination Agreement dated as of January  24, 2018 by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, McDermott Technology (2), B.V., McDermott Technology (3), B.V., Chicago Bridge & Iron Company N.V., Comet I B.V., Comet II B.V, CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 24, 2018 (File No. 1-08430)).

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

4.3

Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8 K filed on June 30, 2017 (File No. 1-08430)).

Exhibit Number	Description

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

4.5

Amended and Restated Pledge and Security Agreement, dated as of June 30, 2017, made by McDermott International, Inc. and the Guarantors referred to therein in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8 K filed on June 30, 2017 (File No. 1-08430)).

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

4.16

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
4.17

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.18

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

4.19

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.20

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

4.21

Assumption Agreement, dated September 29, 2017, by and among McDermott Asia Pacific Sdn. Bhd., Malmac Sdn. Bhd. and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the Credit Agreement. (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017 (File No. 1-08430)).

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

10.7*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.8*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.9*

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

10.13*

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

Exhibit Number	Description
10.16*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.17*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.18*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.19*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.20*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.21*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.22*

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

10.24*

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

10.26*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

10.27*

Form of 2016 Non-Employee Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No, 1-08430)).

10.28*

Form of 2014 Amended and Restated Performance Share Grant Agreement (incorporated by reference to Exhibit 10.30 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.29*	Form of 2017 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.30*	Form of 2017 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.31*

Separation Agreement dated effective August 8, 2017 by and between Liane K. Hinrichs and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 11, 2017 (File No. 1-08430)).

10.32

Commitment Letter dated December 18, 2017 to which McDermott International, Inc., Barclays Bank PLC, Crédit Agricole Corporate and Investment Bank and Goldman Sachs Bank USA are parties (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 18, 2017 (File No. 1‑08430)).

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description
21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/S/ DAVID DICKSON
David Dickson
February 21, 2018		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ DAVID DICKSON	President and Chief Executive Officer and Director
David Dickson	(Principal Executive Officer)

/s/ STUART SPENCE	Executive Vice President and Chief Financial Officer
Stuart Spence	(Principal Financial Officer)

/s/ CHRISTOPHER A. KRUMMEL	Vice President, Finance and Chief Accounting Officer
Christopher A. Krummel	(Principal Accounting Officer)

/s/ PHILIPPE BARRIL	Director
Philippe Barril

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ STEPHEN G. HANKS	Director
Stephen G. Hanks

/s/ ERICH KAESER	Director
Erich Kaeser

/s/ GARY P. LUQUETTE	Director, Chairman of the Board
Gary P. Luquette

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ DAVID A. TRICE	Director
David A. Trice

February 21, 2018