Form 10-K/A
period 2017-12-31
MCDERMOTT INTERNATIONAL INC
filed 2018-03-08
CIK 708819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Amendment No. 1)
________________________
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to
Commission File Number 001-08430
________________________
McDERMOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
________________________
REPUBLIC OF PANAMA
(STATE OR OTHER JURISDICTION OF INCORPORATION	72-0593134
OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

4424 West Sam Houston Parkway North
HOUSTON, TEXAS	77041
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
Registrant’s Telephone Number, Including Area Code: (281) 870-5000
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________

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

The number of shares of the registrant’s common stock outstanding at March 2, 2018 was 285,147,901.

________________________
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

3	EXPLANATORY NOTE

4	PART III

4	Item 10 Directors, Executive Officers and Corporate Governance
12	Item 11 Executive Compensation
46	Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
48	Item 13 Certain Relationships, Related Transactions and Director Independence
49	Item 14 Principal Accountant Fees and Services

50	PART IV

50	Item 15 Exhibits, Financial Statement Schedules

57	SIGNATURES

EXPLANATORY NOTE

McDermott International, Inc. (“McDermott,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our annual report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2018 (the “Original Filing” or “our Form 10-K”), solely for the purpose of including the information required by Part III of Form 10-K because we do not intend to file our definitive proxy statement for the 2018 Annual Meeting of Stockholders before the date that is 120 days after our fiscal year end.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors oversees, monitors and directs management in the long-term interests of McDermott and our stockholders. The Board of Directors maintains a strong commitment to corporate governance and has implemented policies and procedures that we believe are among the best practices in corporate governance. Our Articles of Incorporation provide that, at each annual meeting of stockholders, all directors shall be elected annually for a term expiring at the next succeeding annual meeting of stockholders or until their respective successors are duly elected and qualified. All directors, with the exception of Philippe Barril, were elected at our annual meeting of stockholders held on May 5, 2017. Mr. Barril was appointed as a director by our Board of Directors effective September 1, 2017.

The following profiles provide certain information about each of our nine directors. Age and other information in each director’s biography are as of March 1, 2018.

Directors

PHILIPPE BARRIL Chief Operating Officer SBM Offshore, N.V. Age 53 Director Since 2017

Philippe Barril joined SBM Offshore N.V. (“SBM”), a provider of floating production solutions to the offshore energy industry, in March 2015, and has served as Chief Operating Officer and a member of the Management Board of SBM since April 2015. Previously, he served as President and Chief Operating Officer of Technip S.A. from January 2014 to January 2015; Executive Vice President and Chief Operating Officer, Onshore and Offshore, Technip S.A. (“Technip”) from September 2011 to December 2013; Senior Vice President, Offshore Segment, Technip France, from June 2010 to September 2011; and Senior Vice President, Offshore & Onshore Product Lines and Technologies, Technip France, from November 2009 to May 2010. Prior to joining Technip, Mr. Barril served in roles of increasing responsibility for companies in the offshore oil and gas construction industry, including in engineering and project management, with significant experience in Africa and the Mediterranean. Mr. Barril holds a graduate degree in Engineering from the Ecole Centrale de Lyon in France.

The Board of Directors believes Mr. Barril is qualified to serve as a director in consideration of his executive leadership and international operations experience within the oilfield engineering and construction industry. Mr. Barril’s extensive industry expertise and wealth of relevant operating experience is of great significance to McDermott.

JOHN F. BOOKOUT, III Partner Apollo Global Management, LLC Age 64 Director Since 2006 Former Public Company Directorships: ●Tesoro Corporation (2006-2010)

Mr. Bookout currently serves as a Partner at Apollo Global Management, LLC, (“Apollo”) a global investment management firm, since June 2016. Previously, he served as a Senior Advisor at Apollo from October 2015 to June 2016, and Managing Director of Energy and Infrastructure at Kohlberg Kravis Roberts & Co. (“KKR”), a private equity firm, from March 2008 until his retirement from KKR in June 2015. For the majority of his career, Mr. Bookout worked in oil and gas, exploration and development, petroleum refining and marketing and natural gas and electric utility industries. Prior to joining KKR, he served as a director of McKinsey & Company, a global management consulting firm, which he joined in 1978. During Mr. Bookout’s career with McKinsey, he held several leadership roles, including Managing Partner and Head of North American and European energy practices and was responsible for McKinsey’s 17 global industry practices. Mr. Bookout also served as a director of Tesoro Corporation, an independent refiner and marketer of petroleum products, from 2006 to 2010. Mr. Bookout has a Bachelor of Arts degree in Economics from Rice University and an M.B.A. from Stanford Graduate School of Business.

The Board of Directors believes Mr. Bookout is qualified to serve as a director in consideration of his broad experience in executive leadership and as a public company director within the oil and gas exploration and development industry and the petroleum refining and marketing industry. Mr. Bookout’s expertise in private equity and finance, together with his extensive global energy experience, adds significant value to McDermott’s strategic decision making process.

DAVID DICKSON President and Chief Executive Officer Age 50 Director Since 2013 Tenure 4 years 6 months

Mr. Dickson has served as a member of our Board of Directors and as President and Chief Executive Officer since December 2013, prior to which he served as our Executive Vice President and Chief Operating Officer from October 2013. Mr. Dickson has over 25 years of offshore oilfield engineering and construction business experience, including 11 years of experience with Technip and its subsidiaries. From September 2008 to October 2013, he served as President of Technip U.S.A. Inc., with oversight responsibilities for all of Technip’s North American operations. In addition to being the President of Technip U.S.A. Inc., Mr. Dickson also had responsibility for certain operations in Latin America. Mr. Dickson also supported the Technip organization by managing key customer accounts with international oil companies based in the United States.

The Board of Directors believes Mr. Dickson is qualified to serve as a director in consideration of his position as our President and Chief Executive Officer, his extensive executive leadership experience in and significant knowledge of the offshore oilfield engineering and construction business, and his broad understanding of the expectations of our core customers.

STEPHEN G. HANKS

Former President and Chief Executive Officer, Washington Group International, Inc.

Age 67

Director Since 2009

Current Public
Company Directorships:

●Lincoln Electric Holdings, Inc. (since 2006) – Finance Committee Chair and Compensation and Executive Development Committee
●Babcock & Wilcox Enterprises, Inc. (since July 2015) – Governance Chair, Compensation Committee and Lead Independent Director

Former Public
Company Directorships:

●Washington Group International, Inc. (2000-2007)
●URS Corporation (2007-2008)
●The Babcock & Wilcox Company (2010- June 2015)

Mr. Hanks has held various roles over a 30-year career with Washington Group International, Inc. (and its predecessor, Morrison Knudsen Corporation), an integrated engineering, construction, and management solutions company for businesses and governments worldwide. From 1994 to 1995, Mr. Hanks served as Executive Vice President Administration and Finance of Morrison Knudsen Corporation and later served as Washington Group International, Inc.‘s President and Chief Executive Officer and was a member of its board of directors from 2000 through 2007. From November 2007 until his retirement in January 2008, he was President of the Washington Division of URS Corporation. He formerly served as Executive Vice President, Chief Legal Officer and Secretary for Washington Group International. He has also served as a director of Lincoln Electric Holdings, Inc., a global leader in arc welding, robotic welding systems, plasma and oxyfuel cutting equipment and brazing and soldering alloys, since 2006, and as a director of Babcock & Wilcox Enterprises, Inc., a global leader in energy and environmental technologies and services for the power and industrial markets, since July 2015. Mr. Hanks has a Bachelor of Science degree in Accounting from Brigham Young University, a Master’s degree in Business Administration from the University of Utah and a Juris Doctor degree from the University of Idaho.

The Board of Directors believes Mr. Hanks is qualified to serve as a director in consideration of his extensive experience in the international engineering and construction business and his broad knowledge in accounting, auditing and financial reporting, and his legal background. Having served in executive and director capacities at several public companies, Mr. Hanks brings to the Board a valuable perspective on its oversight responsibilities, on corporate governance issues and on outstanding customer service across many global industrial sectors.

ERICH KAESER Former Chief Executive Officer, Siemens Middle East Age 62 Director Since 2016

Prior to his retirement in December 2014, Mr. Kaeser served in key executive and advisory positions, with a strong focus on the Middle East markets, throughout his 35 year career at Siemens AG, a global conglomerate producing energy-efficient and resource-saving technologies across a variety of industrial sectors. Mr. Kaeser served as Executive Advisor to the Siemens AG Board and Regional Middle East Management from December 2013 to December 2014, and as Chief Executive Officer, Siemens Middle East, responsible for overseeing the Siemens business in 16 countries, from August 2008 to November 2013. He also served as Senior Vice President, Head of Corporate Development and Regional Strategies Africa, Middle East, C.I.S., Siemens AG from May 2007 to August 2008, and in several other managerial and executive capacities within the Energy, Industry, Infrastructure and Cities sectors since commencing his career at Siemens in 1979, including: Senior Vice President, Head of Corporate Development and Regional Strategies Africa, Middle East, C.I.S., Siemens A.G., from 2007 to 2008, Managing Director—Branch Offices Jordan, Syria and Lebanon, Siemens A.G., from 2006 to 2007, General Manager—Power Transmission & Distribution Systems, Lower Gulf (UAE, Qatar, Bahrain, Oman, Yemen), Siemens LLC, from 2005 to 2006, President Transportation Systems – Turnkey Systems (worldwide), Siemens A.G., from 2004 to 2005, and Chief Executive Officer of Siemens Ltd. in Saudi Arabia, from 2000 to 2004. Since January 2015, Mr. Kaeser has served as an Executive Advisor for MKS Consultancy FZ LLC (a member of QRC Group A.G.), an international management consulting and executive recruitment company. Mr. Kaeser holds a Bachelor degree in Electrical Power Engineering from the Regensburg University of Applied Sciences in Germany.

The Board of Directors believes Mr. Kaeser is qualified to serve as a director in consideration of the breadth of his experience in the energy and supporting infrastructure businesses and his extensive international operations experience, particularly in the Middle East. Mr. Kaeser brings to the Board significant managerial and operational expertise in the international energy industry and provides key insight into McDermott’s international operations and strategy.

GARY LUQUETTE

Non-Executive Chairman of the Board

Former President and Chief Executive Officer, Frank’s International, N.V.

Age 62

Director Since 2013

Current Public
Company Directorships:

●Southwestern Energy Company (since 2017) – Chair of Health, Safety, Environment & Corporate Responsibility Committee

Former Public
Company Directorships:

●Frank’s International N.V.
(2013–2017)

From January 2015 until November 2016, Mr. Luquette served as President and Chief Executive Officer of Frank’s International N.V. (“Frank’s”), a global provider of engineered tubular services to the oil and gas industry, following which he served as a special advisor to Frank’s until his retirement in December 2016. He also served as a member of Frank’s Supervisory Board from November 2013 until May 2017. From 2006 until September 2013, he served as President of Chevron North America Exploration and Production, a unit of Chevron Corporation. Mr. Luquette began his career with Chevron in 1978 and, prior to serving as President, held several other key exploration and production positions in Europe, California, Indonesia and Louisiana, including Managing Director of Chevron Upstream Europe, Vice President, Profit Center Manager, Advisor and Engineer. He has served as a director of Southwestern Energy Company, an independent energy company engaged in natural gas and oil exploration, development and production, natural gas gathering and marketing, since 2017. He has also served on the board of directors for the United Way of Greater Houston and has also been a member of the American Petroleum Institute and was the former chair of its Upstream Committee. Mr. Luquette has a Bachelor of Science degree in Civil Engineering from the University of Louisiana at Lafayette.

The Board of Directors believes Mr. Luquette is qualified to serve as a director in consideration of his extensive senior management, operational and international experience in the global oil and gas exploration and production industry and the oilfield services industry. Our Board benefits from his valuable upstream customer perspective and his knowledge and understanding of the subsea sector and our core customers.

WILLIAM H. SCHUMANN, III

Former Executive Vice President, FMC Technologies, Inc.

Age 67

Director Since 2012

Current Public
Company Directorships:

●Avnet, Inc. (since 2010) – Non-Executive Chairman of the Board, Audit and Corporate Governance Committees
●Andeavor (since 2016) – Governance and Audit Committees

Former Public
Company Directorships:

●AMCOL International Corporation (2012-2014)
●URS Corporation (March 2014-October 2014)
●UAP Holding Corp. (2005-2008)

From 2005 until his retirement in August 2012, Mr. Schumann served as Executive Vice President of FMC Technologies, Inc. (“FMC”), a global provider of technology solutions for the energy industry. During his 31 year career at FMC, and its predecessor, FMC Corporation, he also served in the following positions: Chief Financial Officer of FMC from 2001 until 2011; Chief Financial Officer of FMC Corporation from 1999 until 2001; Vice President, Corporate Development from 1998 to 1999; Vice President and General Manager, Agricultural Products Group from 1995 to 1998; Regional Director, North America Operations, Agricultural Products Group from 1993 to 1995; Executive Director of Corporate Development from 1991 to 1993, and other various management positions from the time he joined FMC in 1981. He also has served as a director of Avnet, Inc., an industrial distributor of electronic components and products, since February 2010 and has served as Avnet's Non-Executive Chairman of the Board since 2012, and as a director of Andeavor (prior to August 2017, named Tesoro Corporation), an independent refiner and marketer of petroleum products, since November 2016. Mr. Schumann has a Bachelor of Science degree in Systems Engineering from the University of California, Los Angeles, and a Master of Science degree in Management Science from University of Southern California Marshall Graduate School of Business.

The Board of Directors believes Mr. Schumann is qualified to serve as a director in consideration of his valuable experience acquired from serving in several executive leadership and board positions at public companies within the energy industry and his broad knowledge in the areas of accounting, auditing and financial reporting. Mr. Schumann brings to the Board managerial, operational and financial expertise in the global energy industry.

MARY SHAFER-MALICKI

Former Senior Vice President and Chief Executive Officer, BP Angola

Age 57

Director Since 2011

Current Public
Company Directorships:

●Wood PLC (since 2012) – Nomination, Remuneration, and Safety & Assurance Committees
●QEP Resources, Inc. (since July 2017)—Audit and Governance Committees

Former Public
Company Directorships:

●Ausenco Limited (2011-2016)

From July 2007 until her retirement in March 2009, Ms. Shafer-Malicki was Senior Vice President and Chief Executive Officer of BP Angola, a subsidiary of BP p.l.c. (“BP”), an oil and natural gas exploration, production, refining and marketing company. Previously, she held several other executive leadership positions during her 25 year career with BP p.l.c. and its predecessor company, Amoco Corp. (which was acquired by BP in 1998), including Chief Operating Officer of BP Angola from January 2006 to June 2007, Director General of BP Vietnam, from 2003 to 2004, and various other international engineering and managerial positions. In addition to working with a number of non-profit organizations, Ms. Shafer-Malicki has also served as a director of QEP Resources, Inc., an energy company specialized in natural gas and oil exploration, since July 2017; Wood PLC, a leading independent services provider for the oil and gas and power generation markets, since June 2012; and Ausenco Limited, an Australian company providing engineering design, project management, process controls and operations solutions to a variety of industries, from January 2011 through December 2016. Ms. Shafer-Malicki has a Bachelor of Science degree in Chemical Engineering from Oklahoma State University.

The Board of Directors believes Ms. Shafer-Malicki is qualified to serve as a director in consideration of her diverse experience in the upstream energy and supporting infrastructure businesses and her significant international operations experience, having served in executive and director roles for public companies in Europe, the Asia Pacific region and Africa. Ms. Shafer-Malicki’s significant experience in international oil and gas allows her to provide valuable insight into McDermott’s operations, strategy, commercial, safety, supply chain management and core customers.

DAVID A. TRICE

Former President and Chief Executive Officer, Newfield Exploration Company

Age 69

Director Since 2009

Current Public
Company Directorships:

●New Jersey Resources Corporation (since 2004) – Compensation, and Nominating and Governance Committee
●QEP Resources, Inc. (since 2011) – Lead Director, Compensation Committee, Nominating and Governance Committee Chair
●Select Energy Services (since November 2017)

Former Public
Company Directorships:

●Hornbeck Offshore Services, Inc. (2002-2011)
●Newfield Exploration Company (2000-2010)
●Grant Prideco, Inc. (2003-2008)

From February 2000 until his retirement in May 2009, Mr. Trice was President and Chief Executive Officer of Newfield Exploration Company, an oil and natural gas exploration and production company, and served as chairman of its board from September 2004 to May 2010. He previously served in several other key leadership positions at Newfield, including Vice President and Chief Financial Officer, Chief Operating Officer and President, and Vice President of Finance and International. Prior to his career at Newfield, Mr. Trice served as President and Chief Executive Officer of Huffco Group, Inc., from 1991 to May 1997. He began his career in 1973 as an attorney. Mr. Trice has also served as a director of: New Jersey Resources Corporation, an energy company providing retail and wholesale services across the United States and Canada, since 2004; QEP Resources, Inc., an energy company specialized in natural gas and oil exploration, since 2011; and Select Energy Services, Inc., a company providing end to end water and chemical solutions to oilfield operators, since November 2017. Mr. Trice has an Accounting and Management Services Degree from Duke University and a Juris Doctorate from Columbia University School of Law.

The Board of Directors believes Mr. Trice is qualified to serve as a director in consideration of his significant experience gained from serving in executive leadership and board positions at public companies within the oil and gas exploration and production business. With his extensive knowledge in the areas of accounting, auditing and financial reporting and his legal background, Mr. Trice offers the Board valuable insight on risk oversight, financial policy, executive compensation and corporate governance matters.

The following profiles provide certain information about each of our current executive officers who serve at the direction of the Board of Directors. Age and other information are as of March 1, 2018. The profile of our President and Chief Executive Officer, David Dickson, can be found in the Director profiles above.

Executive Officers

STUART SPENCE Executive Vice President and Chief Financial Officer Age 48 Tenure 3 years 7 months

Mr. Spence has served as our Executive Vice President and Chief Financial Officer since August 2014. Mr. Spence has over 25 years of combined financial and operational management experience with companies in the oilfield products and services and engineering and construction businesses. Immediately prior to joining McDermott, Mr. Spence served as Vice President, Artificial Lift for Halliburton Company, where he had overall strategic and operational responsibility for Halliburton’s artificial lift product and service line. Previously, he served as Senior Director, Strategy and Marketing for Halliburton’s Completion and Production Division. Mr. Spence joined Halliburton following Halliburton’s acquisition of Global Oilfield Services Inc. in November 2011. He served as Executive Vice President and Chief Financial Officer of Global Oilfield Services from 2008 to May 2011 and as Executive Vice President, Strategy, in May 2011 in connection with the sale to Halliburton. His prior experience also includes positions of increasing financial and management responsibility at: Green Rock Energy, LLC; and Vetco International Ltd. (holding company for Aibel Ltd., an oilfield facilities maintenance and construction company, and Vetco Gray, Inc., a subsea production and drilling equipment company).

JOHN FREEMAN Senior Vice President, General Counsel and Corporate Secretary Age 56 Tenure 7 months

Mr. Freeman has served as our Senior Vice President, General Counsel and Corporate Secretary since August 2017. He has more than 30 years of legal and compliance experience in both the private and public sectors. Prior to joining McDermott, Mr. Freeman served at TechnipFMC plc as Special Advisor to the Integration of Technip and FMC from January 2017 to August 2017, and, before the combination of those two companies, served in various executive roles at Technip, including: Global General Counsel, Technip Group (Paris, France) from November 2015 through January 2017; Executive Vice President, Technip Group Legal Business & Operations Counsel (Paris, France), from May 2015 through October 2015; and Vice President, General Counsel, Corporate Secretary & Regional Compliance Officer, Technip USA, Inc. (Houston, Texas), from April 2009 through April 2015. From 2004 to 2009, Mr. Freeman held various senior legal and compliance positions at Baker Hughes Incorporated, after having served in several roles of increasing responsibility for Pennzoil-Quaker State Company and as an attorney at a Washington, D.C. law firm. He began his legal career in 1989 as a prosecuting attorney for the U.S. federal government.

JONATHAN KENNEFICK Senior Vice President, Project Execution and Delivery Age 49 Tenure 26 years

Mr. Kennefick has served as our Senior Vice President, Project Execution and Delivery, since November 2015. Mr. Kennefick joined McDermott in 1992 and has served in various positions of increasing responsibility, including: Vice President of Quality, Health, Safety, Environment and Security, from March 2014 to November 2015; Vice President, Operations—Middle East and India, from May 2012 to March 2014; Director of Operations, from June 2010 to May 2012; and General Manager, Marine Operations, from March 2008 to June 2010.

BRIAN MCLAUGHLIN Senior Vice President, Commercial Age 47 Tenure 12 years

Mr. McLaughlin has served as our Senior Vice President, Commercial, since September 2015. Previously, he served as our: VP Commercial, Offshore, from 2014 to September 2015; General Manager, Business Development—Middle East and India, from 2010 to 2014; Senior Director, Business Development—Middle East and India, from 2008 to 2010; and, Proposals Manager, Middle East, from 2006 to 2008. Prior to joining McDermott, Mr. McLaughlin held roles of increasing responsibility at Al Faris, Abu Dhabi, ALE Middle East and Weir Pumps.

LINH AUSTIN Vice President, Middle East and Caspian Age 48 Tenure 3 years 3 months

Mr. Austin has served as our Vice President and General Manager, Middle East and Caspian, since January 2016 and, previously, as our Senior Director Operations, Middle East from January 2015 to January 2016. Mr. Austin has over 20 years of executive and operational experience in the oil and gas industry, including two years in the Middle East with Abu Dhabi Marine Operating Company (ADMA-OPCO). Prior to joining McDermott, he served as Senior Advisor for ADMA-OPCO from August 2013 until January 2015. Prior to his employment with ADMA-OPCO, Mr. Austin served with BP and Atlantic Richfield Company in various operational and project leadership roles in the upstream and the downstream sectors with increasing levels of responsibility since 1993.

ANDREW LEYS Vice President, Human Resources Age 39 Tenure 10 years

Mr. Leys has served as our Vice President, Human Resources since July 2016. Prior to his current position, Mr. Leys served as Senior Director, HR & Crewing for Marine Assets & Operations from April 2014 to June 2016. Prior to rejoining McDermott in 2014, he served as Director of HR Operations for Technip North America from January 2012 to April 2014. He also served as McDermott’s Director of HR for Atlantic Operations from November 2010 to January 2012 and Director of HR for Marine from September 2006 to November 2010. Before joining McDermott in 2006, Andrew served with Smith International, Inc. as Global Compensation Manager from July 2005 to September 2006 and as a Compensation Analyst from May 2003 to June 2005.

CHRIS KRUMMEL Vice President, Finance and Chief Accounting Officer Age 49 Tenure 1 year 6 months

Mr. Krummel has served as our Vice President, Finance and Chief Accounting Officer since October 2016. Previously, Mr. Krummel served as a consultant of American Industrial Partners, a firm engaging in private equity investments in industrial businesses in the United States and Canada, from November 2015 through July 2016; Chief Financial Officer and Vice President of EnTrans International, LLC, a global manufacturer of aluminum tank trailers, heavy lift trailers and oilfield pressure pumping equipment used in hydraulic fracturing and other well services, from September 2014 to October 2015; and Chief Accounting Officer, Vice President and Corporate Controller / Vice President of Finance of Cameron International, a worldwide provider of flow equipment products, systems and services to oil, gas and process industries from April 2008 until August 2014. Mr. Krummel has also served as a member of the Board of Directors of Eco-Stim Energy Solutions, Inc., an environmentally-focused well stimulation and completion company, since January 2014.

IAN PRESCOTT Vice President, Asia Age 54 Tenure 3 months

Mr. Prescott has served as our Vice President, Asia since January 2018. Mr. Prescott has more than 28 years of extensive operational, marketing and business unit responsibilities for production and processing solutions businesses in the upstream oil and gas sector, including engineering and fabrication. Prior to joining McDermott, he served as: Senior Vice President for SNC-Lavalin Group, Inc., from August 2015 to December 2017; Chief Executive Officer for Global Process Systems from May 2010 to May 2015; and Director, Asia for Global Process Systems from January 2008 to May 2010. He has also held key leadership positions with PAE (Thailand) PLC and Aker Solutions ASA (prior to 2008, known as Aker Kvaerner).

SCOTT MUNRO Vice President, Americas, Europe and Africa Age 43 Tenure 4 years 3 months

Mr. Munro has served as our Vice President, Americas, Europe and Africa, since January 2015. Previously, he served as our Vice President and General Manager, North Sea and Africa, from April 2014 to January 2015; and Vice President, Projects and Operations Subsea, from the time he joined McDermott in January 2014 through March 2014. Prior to joining McDermott, Mr. Munro was Vice President, Commercial, for Technip U.S.A. Inc., a subsidiary of Technip, from 2010 to 2013; and Vice President Offshore Unit, Technip France, an operating unit of Technip, from 2013 to 2014. Mr. Munro has management experience in the oil and gas industry, having worked in the United Kingdom, United States, Canada, Brazil and France in a variety of operational and project management roles in organizations such as Coflexip Stena Offshore Group S.A., Acergy, S.A., Chevron Corporation and Technip.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC and the NYSE. Directors, executive officers and persons who own 10% or more of our voting stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no forms were required, we believe that our directors, executive officers and persons who own 10% or more of our voting stock complied with all Section 16(a) filing requirements during the year ended December 31, 2017.

Corporate Governance Guidelines, Committee Charters and Code of Conduct and Ethics

We are committed to maintaining the highest standards of corporate governance and promoting a culture that encourages trust and high ethical standards. The Board of Directors has built a strong and effective governance framework through the adoption of Corporate Governance Guidelines and written charters for each of its three standing Committees designed to promote the long-term interests of stockholders and support Board and management accountability. The Board of Directors has also adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial and accounting officers, which is consistent with regulations of the Securities and Exchange Commission and New York Stock Exchange listing standards. Copies of all of those documents as well as other principal governance documents are maintained within the corporate governance section on our Web site found at www.mcdermott.com under “INVESTORS—Corporate Governance” and “WHO WE ARE—Leadership—Board Committees.”

Director Nominations

In 2017, our Governance Committee engaged an independent director search firm in order to assist in selecting director candidates. After review and consideration of prospective candidates identified by the firm, Mr. Barril was appointed to the Board effective September 1, 2017 in consideration of his extensive experience in our industry and other qualifications.

Any stockholder may nominate one or more persons for election as one of our directors at the annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our By-Laws.

The Governance Committee will consider candidates identified through the processes described above and will evaluate the candidates, including incumbents, based on the same criteria. The Governance Committee also takes into account the contributions of incumbent directors as Board members and the benefits to us arising from their experience on the Board. Although the Governance Committee will consider candidates identified by stockholders, the Governance Committee has sole discretion whether to recommend those candidates to the Board.

Audit Committee and Audit Committee Financial Experts

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Current members of the Audit Committee are Messrs. Schumann (Chair), Bookout, Hanks and Kaeser and Ms. Shafer-Malicki. Principal functions of our Audit Committee include:

●	Monitoring our financial reporting process and internal control system.
●	Overseeing the preparation of our financial statements.
●

Monitoring our compliance with legal and regulatory financial requirements, including our compliance with the applicable reporting requirements established by the U.S. Securities and Exchange Commission (the “SEC”) and the requirements of Audit Committees as established by the New York Stock Exchange (“NYSE”).

●	Evaluating the independence, qualifications, performance and compensation of our independent registered public accounting firm.
●	Overseeing the performance of our internal audit function.
●	Overseeing certain aspects of our Ethics and Compliance Program relating to financial matters, books and records and accounting and as required by applicable statutes, rules and regulations.
●	Providing an open avenue of communication among our independent registered public accounting firm, financial and senior management, the internal audit department and the Board.

Our Board of Directors has determined that all members of the Audit Committee are independent and financially literate under New York Stock Exchange Listed Company Manual Sections 303A.02 and 303A.07, respectively, and that Messrs. Schumann, Bookout, Hanks and Kaeser and Ms. Shafer-Malicki each qualify as an “audit committee financial expert,” within the definition established by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Introduction

The following Compensation Discussion and Analysis, or CD&A, provides information relevant to understanding the 2017 compensation of our executive officers and former executive officers identified in the Summary Compensation Table, whom we refer to as our NEOs, with the exception of Ms. Liane Hinrichs, our former Senior Vice President, General Counsel and Corporate. NEOs, as used in the CD&A, include only the named executive officers who remained employed in their same position with McDermott through the date of this Amendment. For 2017, our NEOs and their respective titles were as follows:

●	David Dickson, our President and Chief Executive Officer;
●	Stuart Spence, our Executive Vice President and Chief Financial Officer;
●	Linh Austin, our Vice President, Middle East and Caspian;
●	Brian McLaughlin, our Senior Vice President, Commercial; and
●	Scott Munro, our Vice President, Americas, Europe and Africa.

The following discussion also contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We caution investors not to apply these statements in other contexts.

CD&A Executive Summary

Our Business, the Macro Environment and our 2017 Operating Strategy

McDermott is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design and module fabrication services for offshore, upstream field developments worldwide. We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. McDermott generally has 40 or fewer active contracts at any given time, which typically span a duration of one to three years, are performed in a variety of jurisdictions, and may individually range from less than $50 million to more than $2 billion in total contract value. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. These contracts are often performed in difficult conditions, and the cost and gross profit we realize on these contracts could vary materially from the estimated amounts due to supplier, contractor and subcontractor performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity, increases in the cost of raw materials over the term of the contract or our own performance.

The demand for our EPCI services and our ability to book new work is dependent upon the capital expenditures of oil and gas companies for the construction of development projects. Since the start of the most recent substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditure budgets for 2015, 2016 and 2017. Though some of our customers have reduced their current levels of spending on offshore exploration, development and production programs, including by deferring or delaying certain capital projects, we have seen, and expect to continue to see, other capital projects continue, as they are economically viable or strategically necessary in a variety of oil and gas price environments. Notwithstanding this continued challenging macro environment, in 2017 McDermott remained focused on growing its leadership position in the Middle East, building upon strengthened customer alignment and relationships with a new technology focus, proactively seeking ways to improve its cost structure and managing its cost base, deepening integration to build efficiencies and further enhance capabilities and building backlog in markets where capital is available for investment.

Since David Dickson’s appointment as Chief Executive Officer in December 2013, McDermott has transformed as a company and positioned itself for the anticipated upturn in the oilfield services industry through a turnaround, stabilization of the business and optimization via cost-reduction initiatives. McDermott has also been focused on sustainability and growth, through strategic asset investment and the proposed combination with Chicago Bridge & Iron Company N.V. (“CB&I”) announced in late 2017.

1	2	3

Stabilization ●New leadership took countermeasures to stop multi-year EBIT decline ●Stronger relationships with key customers—signaled a transformation of McDermott	Optimization ●Undertook cost-reduction programs and business development efforts across existing business lines ●Additional measures taken to improve process and asset refreshment	Sustainability and Growth ●Maintain strong focus on strengthening customer relationships ●Maintain strong focus on operational and cost effectiveness

In 2017 our operating strategy was to maintain a sustainable, profitable and growth-oriented business, with a focus on stockholders, customers and other stakeholders. In furtherance of this strategy, our 2017 goals were to:

●	increase operating income via improved project execution;
●	increase cash flow by prioritizing our liquidity needs;
●	increase backlog and bookings to support our future business;
●	promote pricing discipline on order intake operating margins; and
●	efficiently allocate capital to profitable investments to grow our business.

2017 Performance Highlights

Solid, consistent operational performance driven by the One McDermott Way, consistent focus on liquidity and strong customer relationships drove the execution of McDermott’s strategy and goals in 2017.

REVENUES	OPERATING INCOME
$3.0B	$324.2M

ORDER INTAKE	BACKLOG
$2.6B	$3.9B1

[1]

Our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as of January 1, 2018, will result in a decrease in our backlog of between $205 million and $220 million. See Note 3, Revenue Recognition, to the Consolidated Financial Statements included in the Original Filing for additional information.

McDermott's 2017 financial performance was highlighted by operating income of $324.2 million, which represents a 128% increase year over year. This was the highest level of operating income achieved in over five years and resulted in the highest operating income margin since prior to 2010. Additionally, 2017 reported revenues were the second highest achieved since 2013. Strong order intake of $2.6 billion resulted in solid year-end backlog of $3.9 billion leading into 2018.

In addition to the significant financial performance highlights noted above, McDermott also achieved the following noteworthy strategic and operational highlights:

●	Entry into the Business Combination Agreement with CB&I and certain of its subsidiaries under which McDermott and CB&I have agreed to combine their businesses;
●

Entry into a new $810 million credit agreement, with a sublimit of up to $300 million available for revolving loans, representing an increase in letter of credit capacity from $450 million and extended maturity;

●

Entry into strategic Memoranda of Understanding (“MOUs”) with Saudi Aramco for (1) a land lease at the planned new maritime facility at Ras Al-Khair in Saudi Arabia and (2) the expansion and development of our physical and human capital within Saudi Arabia; and

●	The acquisition and subsequent sale-leaseback of the deepwater pipelay and construction vessel Amazon.

In evaluating the performance of David Dickson, our President and Chief Executive Officer, the Board has considered these financial, strategic and operational results, as well as other financial and leadership goals detailed further below, and believes that Mr. Dickson has succeeded in positioning McDermott as a stronger, more durable company, particularly during a difficult business cycle and extended challenging macro environment.

Compensation Philosophy and 2017 Compensation Program Design and Levels

The Compensation Committee is committed to targeting reasonable and competitive total direct compensation for our NEOs, with a significant portion of that compensation being performance-based. Our compensation programs are designed to align with and drive achievement of our business strategies and provide competitive opportunities. Accordingly, achievement of most of those opportunities depends on the attainment of performance goals and/or stock price performance. McDermott’s compensation programs are designed to provide compensation that:

Attracts, motivates and retains high-performing executives	Provides performance-based incentives to reward achievement of short and long-term business goals and strategic objectives while recognizing individual contributions	Aligns the interests of our executives with those of our stockholders

The Compensation Committee has designed and administered compensation programs aligned with this philosophy and is committed to continued outreach to stockholders to understand and address comments on our compensation programs.

Reflecting this philosophy, our NEO compensation arrangements in 2017 provided for the continuing use of three elements of target total direct compensation: annual base salary, annual incentive provided under our Executive Incentive Compensation Plan, or EICP, and long-term incentives, or LTI. In making compensation decisions for 2017, the Compensation Committee considered McDermott’s operating strategy and goals and significantly improved operational and financial performance, with appreciation of the “lower for longer” macro oil and gas environment and comments received during the 2017 stockholder outreach program.

With respect to plan design, the Compensation Committee maintained consistency:

●	in the 2017 EICP performance metrics, with the continued use of operating income, free cash flow, order intake and order intake operating margin; and
●

in the 2017 LTI performance metric, with the continued use of relative Return on Average Invested Capital, or relative ROAIC, in consideration of McDermott’s transformation from turnaround and stabilization to optimization for future growth.

Performance metrics and performance levels used within elements of annual and long-term compensation are designed to support our strategic and financial goals and drive the creation of stockholder value

2017 EXECUTIVE INCENTIVE COMPENSATION PLAN
GOAL	PERFORMANCE METRIC
Drive profitability via improved project execution	Operating Income
Prioritize liquidity needs	Free Cash Flow
Support future business	Order Intake
Promote pricing discipline on new work	Order Intake Operating Margin

2017 LONG-TERM INCENTIVE PLAN — PERFORMANCE UNITS
GOAL	PERFORMANCE METRIC
Efficiently allocate capital to profitable investments	Relative Return on Average Invested Capital
Generate returns for stockholders	Stock Price Increase

With respect to levels of compensation, the Compensation Committee generally sought to bring 2017 NEO compensation more in line with market range (generally, within 15% of market median as further described below). For 2017 NEO compensation, the Compensation Committee provided:

●	Average annual base salary increases of approximately 6.4% to further align the NEO’s annual base salaries with market range and, in certain instances, for internal pay equity considerations.
●

Increases in annual target bonus awards, resulting in an increase in each NEO's performance-based compensation. As a result of McDermott’s 2017 financial performance, each NEO was eligible to earn 1.578x of his target EICP award, subject to adjustment by the Compensation Committee based on his achievement of individual performance goals.

●

Increases to the value of long-term incentives awarded to Messrs. Dickson and Spence as compared to 2016, based on their individual performance and to further align the value of their LTI with market range.

The mix of target total direct compensation for Mr. Dickson for 2017 is shown in the chart below.

CEO TARGET 2017 COMPENSATION

Impact of 2017 Say on Pay Vote on Executive Compensation and Stockholder Outreach

STOCKHOLDER OUTREACH CYCLE

2017 Stockholder Say on Pay Vote

In 2017, over 96% of our stockholders voted in favor of our executive compensation program. During both the Spring and Fall of 2017, we reached out to stockholders representing approximately 40% of our outstanding shares of common stock and other stakeholders to gain insight regarding their perspectives on corporate governance and compensation matters. Based on our strong recent financial performance, enhancements to our compensation and governance programs and positive say-on-pay results, limited meetings were requested by stockholders, which we believe is an indication of our stockholders’ support of our current compensation and governance framework. Our Board considered the 2017 say on pay vote and the matters discussed during our 2017 stockholder and stakeholder outreach efforts in considering any changes or enhancements to our compensation and governance programs.

Executive Compensation Policies and Practices

Below we highlight certain of our executive compensation and governance policies and practices, including both those which we utilize to drive performance and those which we prohibit because we do not believe they would serve our stockholders’ long-term interests:

What we do
Pay for Performance	A significant portion of target total direct compensation is tied to performance, including 100% of annual incentive compensation and 50% of the NEOs’ target value long-term incentive compensation.
Meaningful Stock Ownership Guidelines

We have stock ownership guidelines for our NEOs that generally require the retention of a dollar value of qualifying McDermott securities of 5x base salary for our CEO, 3x base salary for the other NEOs and 5x annual retainer for directors.

Double Trigger Change in Control Agreements & Equity Agreements

Our change in control agreements and, beginning in 2016, our equity award agreements provide benefits only upon an involuntary termination or constructive termination of the executive officer within one year following a change in control.

Independent Compensation Consultant	The Compensation Committee retains an independent compensation consultant to advise on executive compensation program and practices.
Annual Compensation Risk Assessment	Our compensation consultant assists the Compensation Committee in conducting an annual risk assessment of our compensation programs.
Annual Advisory Vote on NEO Compensation	We value our stockholders’ input on our executive compensation programs, and our Board of Directors seeks an annual advisory vote from stockholders to approve NEO compensation.
Modest Directed Perquisite Program

The Compensation Committee provides reimbursement to members of McDermott’s executive committee, or EXCOM (which includes all of our NEOs), for financial planning and required executive physicals, in a combined amount not to exceed $20,000.

Annual Review of Share Utilization

We evaluate share utilization levels annually by reviewing overhang levels (the dilutive impact of equity compensation on our stockholders) and annual run rates (the aggregate stock awarded as a percentage of total outstanding shares).

Clawback Policy	We have a clawback policy that allows McDermott to recover, under certain circumstances, compensation paid to executive officers.

What we prohibit
Derivatives Trading, Hedging or Pledging of McDermott Stock	Members of the Board of Directors and employees are prohibited from engaging in derivatives trading, hedging or pledging of our common stock.
Excise Tax Gross-Ups	We do not provide excise tax gross-ups in our change in control agreements.
Repricing of Underwater Stock Options	Our equity incentive plans do not permit repricing or exchange of underwater stock options without stockholder approval.
Employment Contracts	None of our current NEOs has an employment contract with McDermott providing for ongoing employment.

2017 Compensation Program

What We Pay and Why: Elements of Total Direct Compensation

TARGET TOTAL DIRECT COMPENSATION

The Compensation Committee seeks to provide reasonable and competitive compensation. As a result, it targets the elements of total direct compensation, or “TDC,” for our NEOs generally within approximately 15% of the median compensation of our market for comparable positions. Throughout this CD&A, we refer to compensation that is within approximately 15% of market median as “market range” compensation.

The Compensation Committee may set TDC or individual elements of TDC above or below the market range to account for a NEO’s performance, experience, tenure in the role, internal pay equity and other factors or situations that are not typically captured by looking at standard market data and practices and which the Compensation Committee deems relevant to the appropriateness or competitiveness of a NEO’s compensation.

When making decisions regarding individual compensation elements, the Compensation Committee also considers the effect on the NEO’s target TDC and target total cash-based compensation (annual base salary and annual incentives at target level), as applicable. The Compensation Committee’s goal is to establish target compensation for each element that, when combined, creates a target TDC award for each NEO that is reasonable and competitive and supports our compensation philosophy and objectives.

ELEMENTS OF TOTAL DIRECT COMPENSATION

Total direct compensation is comprised of three elements: annual base salary, annual incentive and long-term incentives.

ANNUAL BASE SALARY

We pay base salaries to provide a fixed level of compensation that helps attract and retain executives. Base salary levels recognize an executive officer’s experience, skill and performance, with the goal of being market competitive based on the officer’s role and responsibilities within the organization. Adjustments may be made based on individual performance, inflation, pay relative to market and internal pay equity considerations.

ANNUAL INCENTIVE

The Compensation Committee administers our annual incentive compensation program under our Executive Incentive Compensation Plan, or EICP. The EICP is a cash incentive plan designed to motivate and reward our NEOs and other key employees for their contributions to strategic business goals and other factors that we believe drive our earnings and promote creation of stockholder value. In 2017, EICP bonus pool funding was entirely based on our financial performance, with each participant’s actual bonus award determined by achievement of the participant’s individual performance goals.

Financial Performance Goals. For 2017 EICP awards, the Compensation Committee approved financial metric performance goals based on consolidated operating income, consolidated free cash flow (defined as consolidated cash from operations less consolidated capital expenditures), order intake (including change orders) and operating margins on order intake, weighted as set forth below. McDermott established the 2017 financial performance goals with consideration of management’s internal forecast of 2017 financial results, with the exception of the order intake operating margin goals, which were established at an increase over the forecast 2017 results.

Weight	Financial Metric Performance Goal	Reason Metric Selected	Performance Level	Business Result Goal ($/%)	Funding Multiple
	Operating Income	Reflects execution performance	Threshold	170M	0.5x
			Target	227M	1.0x
			Maximum	284M	2.0x
	Free Cash Flow	Prioritizes liquidity needs	Threshold	(62)M	0.5x
			Target	(50)M	1.0x
			Maximum	(37)M	2.0x
	Order Intake	Forward-looking leading indicator to drive future performance	Threshold	2,417M	0.5x
			Target	3,222M	1.0x
			Maximum	4,028M	2.0x
	Order Intake Operating Margin	Promotes pricing discipline on order intake	Threshold	*	0.5x
			Target	*	1.0x
			Maximum	*	2.0x

*	Due to the nature of our business, Order Intake Operating Margin Threshold, Target and Maximum business goals are competitively sensitive and therefore are not disclosed.

McDermott’s actual performance against the stated goals determines the funding for each financial performance goal, with the weighted sum of each funding multiple determining the financial metric result.

2017 Financial Performance Results Under the EICP. McDermott’s actual 2017 financial performance results against the stated performance goals under the EICP were as follows:

Financial Metric Performance Goal	Actual Result ($/%)	Funding Multiple	Weight	Weighted Funding Multiple
Operating Income	324.2M	2.000x	25%	0.500x
Free Cash Flow	16.9M	2.000x	25%	0.500x
Order Intake	2,564.4M	0.592x	30%	0.178x
Order Intake Operating Margin	*	2.000x	20%	0.400x
Total EICP Bonus Pool Funding Multiple				1.578x

*	Due to the nature of our business, Order Intake Operating Margin results are competitively sensitive and therefore are not disclosed.

Accordingly, each NEO was eligible to earn 1.578x of his target EICP award, subject to modification by the Compensation Committee, based on his achievement of individual performance goals.

Individual Performance Goals. Following the determination of the EICP bonus pool funding multiple, an individual participant’s award was determined based on the achievement of the participant’s individual performance goals. In no event could any NEO’s annual bonus exceed two times his or her target EICP award opportunity. The Compensation Committee had the discretion to reduce the amount of payout to any participant, even if performance goals were achieved.

LONG-TERM INCENTIVES

The Compensation Committee believes that the interests of our stockholders are best served when a significant percentage of executive compensation is comprised of equity that appreciates in value contingent on increases in the value of our common stock and other performance measures that reflect improvements in McDermott’s business fundamentals. Therefore, LTI compensation represents the single largest element of our NEOs’ total direct compensation. The Compensation Committee maintained the performance-based component of LTI at 50% in 2017, and allocated LTI compensation to executive officers, including the NEOs, as follows:

Performance Units	Restricted Stock Units
50%	50%

Performance Units. Performance units are intended to align the NEOs’ interests with those of our stockholders, with a focus on long-term results. The performance units awarded in 2017 are structured to be paid out, if at all, in shares of McDermott common stock, cash equal to the fair market value of the shares otherwise deliverable, or any combination thereof, at the sole discretion of the Compensation Committee, at the end of a three-year performance period, to the extent the applicable performance goals are met. Relative return on average invested capital, or ROAIC, was used as the performance metric for the performance units granted in 2017, as the Compensation Committee believed that this metric tied specifically to our strategy of appropriately investing capital to grow the business. The number of performance units earned is determined based on both (1) our average ROAIC, and (2) our relative ROAIC improvement as compared to a competitor peer group comprised of both domestic and international peers, in each case over the three-year performance period. Based on this performance, up to 200% of a participant’s target award may be earned, with earned awards between the amounts shown calculated by linear interpolation. We compute McDermott’s ROAIC improvement by subtracting McDermott’s 2016 ROAIC from the three-year performance period average ROAIC. Similar calculations are done for each member of the competitor peer group, following which the median competitor peer group ROAIC improvement is calculated. The amount by which McDermott’s ROAIC improvement exceeds the competitor peer group median ROAIC improvement determines whether the threshold, target or maximum earned award is achieved.

	MDR 3-Year Average ROAIC	< 6%	≥ 6% and < 10%	≥ 10%
Performance Level	Amount by which MDR ROAIC Improvement Exceeds Competitor Peer Group Median ROAIC Improvement	Earned Award	Earned Award	Earned Award
Maximum	≥ 6%	50%	200%	200%
Target	2%	50%	100%	100%
Threshold	0%	50%	50%	50%
	< 0%	0%	0%	50%

Restricted Stock Units. Restricted stock units, or RSUs, are intended to promote the retention of employees, including the NEOs. The RSUs granted in 2017 generally vest in one-third increments on the first, second and third anniversaries of the grant date. The RSUs may be paid out in shares of McDermott common stock, cash equal to the fair market value of the shares otherwise deliverable, or any combination thereof, at the sole discretion of the Compensation Committee.

2017 NEO Compensation

For 2017 NEO compensation, the Compensation Committee provided:

●	Average annual base salary increases of approximately 6.4% to further align the NEOs’ annual base salaries with market range and, in certain instances, for internal pay equity considerations.

●

Increases in annual target bonus awards, resulting in an increase in each NEO’s performance-based compensation. As a result of McDermott’s 2017 financial performance, each NEO was eligible to earn 1.578x of his target EICP award, subject to adjustment by the Compensation Committee based on his achievement of individual performance goals.

●

Increases to the value of long-term incentives awarded to Messrs. Dickson and Spence, as compared to 2016, based on their individual performance and to further align the value of their LTI with market range.

The compensation of each NEO is discussed in more detail on the following pages.

DAVID DICKSON President and Chief Executive Officer McDermott Tenure: 4 years 6 months	2017 TARGET TOTAL DIRECT COMPENSATION

Annual Base Salary – In 2017, Mr. Dickson received an increase in his annual base salary of approximately 6% to more closely align his annual base salary with market range.

Annual Incentive – In February 2017, the Compensation Committee approved the following individual performance goals as a component of Mr. Dickson’s 2017 EICP award:

● Financial – Deliver financial performance in line with forecast, with a focus on continuing to build backlog, maintain capital discipline and implement a new capital structure
● Strategic – Position McDermott for long-term stability and growth during a period of difficult macro-environment through exploration and evaluation of both organic and inorganic strategic opportunities, including strategic asset acquisitions
● QHSES – Continue focus on quality, health, safety, environment and security, or QHSES, statistics, with increased focus on the cost of non-quality and further development of McDermott’s Taking the Lead initiative
● Relationships – Continue development of relationships with customers, potential partners, the investment community, governments and banks
● Internal Organization – Continue development of effectiveness and efficiency of internal organization, and continued enhancement of processes for talent management and succession planning

The Governance Committee’s assessment of these individual performance goals considered McDermott’s continued financial and operational performance improvements during 2017. Notably, McDermott’s 2017 financial results reflected revenues of $3.0 billion, operating income of $324.2 million and order intake (including change orders) of $2.6 billion, which resulted in year-end backlog of $3.9 billion. These results reflect continued, significant improvements since Mr. Dickson was elected as President and Chief Executive Officer in 2013, and were achieved despite the difficult, “lower for longer” oil and gas market. Additionally, Mr. Dickson positioned McDermott for significant growth through: the proposed combination with CB&I, which was announced in late 2017; the entry into MOUs with Saudi Aramco for (1) a land lease at the planned new maritime facility at Ras Al-Khair in Saudi Arabia and (2) the expansion and development of our physical and human capital within Saudi Arabia; and the acquisition and subsequent sale-leaseback of the deepwater pipelay and construction vessel Amazon. Under his oversight, McDermott’s QHSES performance has continued on a positive trend with peer leading safety statistics, increased focus on the cost of non-quality and the deployment of McDermott’s Taking the Lead initiative, designed to promote consistency in quality, safety and performance across the globe as well as operating in an environmentally conscious and socially responsible manner. During 2017, Mr. Dickson also continued improving relationships with customers, potential joint venture or consortium counterparties, the investment community, governments and banks. Finally, following significant executive management changes in prior years, in 2017 Mr. Dickson remained focused on building and optimizing the executive management team as required for achievement of McDermott’s operating strategy, while improving talent management and succession planning for key roles.

In 2017, Mr. Dickson received an increase in his target EICP award from 100% to 110% of his annual base salary earned. In consideration of the Governance Committee’s assessment of Mr. Dickson’s achievement of his individual performance goals as discussed above, the Compensation Committee awarded Mr. Dickson a final EICP award of $1,694,575.

Long-Term Incentive – Mr. Dickson received an increase in his 2017 target long-term incentive award, based on his individual performance and to bring his target long-term incentive award closer to the market median.

STUART SPENCE Executive Vice President and Chief Financial Officer McDermott Tenure: 3 years 7 months	2017 TARGET TOTAL DIRECT COMPENSATION

Annual Base Salary – In 2017, Mr. Spence received an increase in his annual base salary of approximately 7% to more closely align his annual base salary with market range.

Annual Incentive – In 2017, Mr. Spence received an increase in his target EICP award from 70% to 75% of his annual base salary earned. Based on the Compensation Committee’s and Mr. Dickson’s assessment of Mr. Spence’s achievement of his individual performance goals, the Compensation Committee awarded Mr. Spence a final EICP award of $652,552.

Long-Term Incentive – Mr. Spence received an increase in his 2017 target long-term incentive award, based on his individual performance and to bring his target long-term incentive award closer to the market median.

LINH AUSTIN Vice President, Middle East and Caspian McDermott Tenure: 3 years 3 months	2017 TARGET TOTAL DIRECT COMPENSATION

Annual Base Salary – In 2017, Mr. Austin received an increase in his annual base salary of approximately 8% to more closely align his annual base salary with market range and for internal pay equity considerations.

Annual Incentive – In 2017, Mr. Austin received an increase in his target EICP award from 50% to 60% of his annual base salary earned. Based on the Compensation Committee’s and Mr. Dickson’s assessment of Mr. Austin’s achievement of his individual performance goals, the Compensation Committee awarded Mr. Austin a final EICP award of $335,226.

Long-Term Incentive – The Compensation Committee maintained consistency in Mr. Austin’s 2017 target long-term incentive award as compared to 2016.

BRIAN McLAUGHLIN Senior Vice President, Commercial McDermott Tenure: 12 years	2017 TARGET TOTAL DIRECT COMPENSATION

Annual Base Salary – In 2017, Mr. McLaughlin received an increase in his annual base salary of approximately 7% to more closely align his annual base salary with market range and for internal pay equity considerations.

Annual Incentive – In 2017, Mr. McLaughlin received an increase in his target EICP award from 50% to 60% of his annual base salary earned. Based on the Compensation Committee’s and Mr. Dickson’s assessment of Mr. McLaughlin’s achievement of his individual performance goals, the Compensation Committee awarded Mr. McLaughlin a final EICP award of $342,150.

Long-Term Incentive – The Compensation Committee maintained consistency in Mr. McLaughlin’s 2017 target long-term incentive award as compared to 2016.

SCOTT MUNRO Vice President, Americas, Europe and Africa McDermott Tenure: 4 years 3 months	2017 TARGET TOTAL DIRECT COMPENSATION

Annual Base Salary – In 2017, Mr. Munro received an increase in his annual base salary of approximately 8% to more closely align his annual base salary with market range and for internal pay equity considerations.

Annual Incentive – In 2017, Mr. Munro received an increase in his target EICP award from 50% to 60% of his annual base salary earned. Based on the Compensation Committee’s and Mr. Dickson’s assessment of Mr. Munro’s achievement of his individual performance goals, the Compensation Committee awarded Mr. Munro a final EICP award of $315,699.

Long-Term Incentive – The Compensation Committee maintained consistency in Mr. Munro’s 2017 target long-term incentive award as compared to 2016.

LIANE HINRICHS

Ms. Hinrichs served as McDermott’s Senior Vice President, General Counsel and Corporate Secretary until August 13, 2017, following which she served as Vice President, Legal, until her retirement in December 2017. Ms. Hinrichs’ 2017 target direct compensation was comprised of an annual base salary of $490,000, annual incentive target award of 70% of annual base salary earned in 2017 and long-term incentive awards with a target value of $1,000,000.

In connection with Ms. Hinrichs’ retirement, we entered into a separation agreement with Ms. Hinrichs providing for various compensation-related benefits in exchange for, among other things, her agreement to comply with several restrictive covenants. Under that separation agreement, Ms. Hinrichs received: (1) a lump-sum cash payment in the amount of $1,666,000; (2) an amount of 2017 bonus under the EICP based on the higher of (i) Ms. Hinrichs’ target EICP award for 2017 and (ii) the EICP bonus pool funding multiple times Ms. Hinrichs’ target EICP award for 2017; (3) contribution to the McDermott International, Inc. Director and Executive Deferred Compensation Plan in respect of 2017 in the amount of $44,412; (4) payment of an amount to fund twelve months of continuing health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act; (5) payment in an amount equal to $15,000, which represented the cost of executive-level financial planning; (6) accrued but unutilized vacation pay; and (7) payment of Ms. Hinrichs’ reasonable legal fees incurred in connection with the negotiation and execution of the separation agreement.

Additionally, Ms. Hinrichs received the following relating to her outstanding equity awards under the 2014 LTIP and the 2016 LTIP: (1) each then outstanding portion of her March 5, 2015 RSU award, February 26, 2016 RSU award and February 28, 2017 RSU award which would, absent her retirement, have remained outstanding and continued to vest would, subject to certain conditions, vest and be settled on the first to occur of (i) the date such award would otherwise be settled in accordance with the terms of the 2014 LTIP or 2016 LTIP, as applicable, and the applicable grant agreement as if Ms. Hinrichs’ employment had continued through March 15, 2020, and (ii) March 15, 2018; (2) each then outstanding portion of her March 5, 2015 performance units award, February 26, 2016 performance units award and February 28, 2017 performance units award, which would, absent her retirement, have remained outstanding and continued to vest would, subject to certain conditions, vest and be settled in accordance with the terms of the 2014 LTIP or 2016 LTIP, as applicable, and the applicable grant agreement (including the corporate performance conditions that determine the amount, if any, of such award that will become vested and payable) as if her employment had continued through March 15, 2020. Any vested stock options awarded to Ms. Hinrichs under the McDermott International, Inc. 2009 Long-Term Incentive Plan will remain exercisable until the stated maximum expiration date in the applicable grant agreement, notwithstanding any provision providing for earlier termination in the event of termination of employment.

2017 Other Compensation Elements

PERQUISITES

In 2017 our Compensation Committee continued its approach with respect to perquisites started in 2016, and provided for financial planning services and an executive physical to be reimbursed to the participant or paid directly to the participant’s provider of choice, in a combined amount not to exceed $20,000, rather than providing an allowance to be used for a company-required physical and any other purpose determined by the participant, as in prior years. No other perquisites were available to the participants in the perquisite program, with the exception of any company-required spousal travel for (1) the Chief Executive Officer, and (2) the remaining participants, including our NEOs, as approved by the Chief Executive Officer. There were no reimbursements to any perquisite program participants for company-required spousal travel in 2017.

Additionally, and consistent with our past practice, we may provide a gross-up for any imputed income related to such company-required spousal travel, but only when the presence of the spouse is related to the underlying business purpose of the trip. We also may provide our NEOs with a tax gross-up on any relocation-related expense reimbursements that may be subject to tax, but no such reimbursements were made in 2017.

EXPATRIATE BENEFITS

McDermott provides benefits to our expatriate employees, which benefits are designed to relocate and support employees who are sent on an assignment outside of their home country. Expatriate benefits generally include an expatriate premium equal to 10% of the employee’s base salary, a hardship premium in certain countries, a housing allowance (or company provided housing in certain locations), transportation allowance (or company provided transportation in certain locations), a cost of living differential, where applicable, a vacation allowance based on the cost of an economy plane ticket to the employee’s home location, company paid education for approved dependents in locations where public education is not an option and a tax assistance program.

Under McDermott’s tax assistance program, we ensure that expatriate employees are subject to essentially the same income tax liability on employment compensation as they would have paid had they lived and worked in the United States. Each expatriate employee is responsible for a hypothetical U.S. income tax liability based on an estimate of the expatriate’s anticipated U.S. income tax liability on his or her stay-at-home employment income. Under the program, McDermott is responsible for the host country tax (if applicable) and assignment country taxes (if applicable) and any additional United States income taxes attributed to the international assignment in excess of the hypothetical tax liability. Mr. Austin received expatriate benefits during 2017, as Mr. Austin is a United States citizen based in Dubai.

DEFINED CONTRIBUTION PLANS

We provide retirement benefits for most of our U.S. based employees, including our U.S. based NEOs, through sponsorship of the McDermott Thrift Plan, a qualified defined contribution 401(k) plan, which we refer to as our “Thrift Plan.” We provide retirement benefits for our non-U.S. expatriate employees through sponsorship of a global defined contribution plan, which we refer to as the “McDermott Global Defined Contribution Plan.”

RETIREMENT AND EXCESS PLANS

We do not provide defined benefit pension plans to any of our NEOs. Ms. Hinrichs, however, was a participant in our now closed and frozen retirement and excess plan. Ms. Hinrichs was eligible for participation under the McDermott (U.S.) Retirement Plan (the “U.S. Retirement Plan”) before it was closed to new participants in 2006. Benefit accruals under the U.S. Retirement Plan were frozen altogether in 2010. Ms. Hinrichs was also a participant in our unfunded, nonqualified excess retirement plan (the “U.S. Excess Plan”), under which benefits have been frozen since 2010. This plan covers a small group of highly compensated employees whose ultimate benefits under the U.S. Retirement Plan are reduced by Internal Revenue Code limits on the amount of benefits which may be provided under qualified plans and the amount of compensation which may be taken into account in computing benefits under qualified plans. See the “Pension Benefits” table under “Executive Compensation Tables” below for more information regarding the U.S. Retirement Plan and the U.S. Excess Plan.

DEFERRED COMPENSATION PLAN

The McDermott International, Inc. Director and Executive Deferred Compensation Plan, or the DCP, is a defined contribution supplemental executive retirement plan established by our Board and the Compensation Committee to help maintain the competitiveness of our post-employment compensation as compared to our market. The DCP is an unfunded, nonqualified plan that provides each participant in the plan with benefits based on the participant’s notional account balance at the time of retirement or termination. Under the DCP, on an annual basis, the Compensation Committee has the discretion to credit a specified participant’s notional account with an amount equal to a percentage of the participant’s prior-year base salary and annual bonus paid in the prior year. We refer to such credit as a “Company Contribution.” In 2017, each of our NEOs and Ms. Hinrichs were participants in the DCP and their respective accounts in the DCP received a Company Contribution in an amount equal to 5% of the sum of their respective base salaries paid in 2016 and 2015 bonus paid in 2016.

The Compensation Committee has designated deemed mutual fund investments to serve as indices for the purpose of determining notional investment gains and losses to each participant’s account for any Company Contribution or participant-elected deferrals. Each participant allocates any Company Contributions and deferrals among the various deemed investments. DCP benefits are based on the participant’s vested notional account balance at the time of retirement or termination. Please see the “Nonqualified Deferred Compensation” table and accompanying narrative below for more information about the DCP and Company Contributions to DCP accounts.

EMPLOYMENT AGREEMENTS

Except for change in control agreements described below, we do not currently have any employment agreements with any of our NEOs relating to ongoing employment. Mr. Austin has an employment agreement related to his status as an expatriate employee, which sets forth the expatriate benefits as discussed above under “Expatriate Benefits.” This employment agreement does not provide for any specified term of employment, and the terms of the agreement are generally consistent with those of employment agreements entered into with various other McDermott expatriate employees.

CHANGE IN CONTROL AGREEMENTS

We believe change in control agreements for executive officers are common within our industry, and our Board and the Compensation Committee believe that providing these agreements to our NEOs protects stockholders’ interests by helping to assure management continuity and focus through and beyond a change in control. Accordingly, the Compensation Committee has offered change in control agreements to key senior executives since 2005. Our change in control agreements contain what is commonly referred to as a “double trigger,” that is, they provide benefits only upon an involuntary termination or constructive termination of the executive officer within one year following a change in control. The change in control agreements for our NEOs generally provide a cash severance payment of a multiple of the sum of the NEO’s annual base salary and target EICP, as set forth below, and a pro-rated bonus payment under the EICP.

NEO	Multiple of Base Salary + Target EICP
Mr. Dickson	2.5x
Mr. Spence	2.0x
Mr. Austin	1.0x
Mr. McLaughlin	2.0x
Mr. Munro	1.0x

In addition, upon an involuntary termination or constructive termination within one year following a change in control, each such officer would become fully vested in any outstanding and unvested equity-based awards and his or her respective account balance in the DCP.

The change in control agreements: (1) do not provide for excise tax gross-ups; (2) require the applicable officer’s execution of a release prior to payment of certain benefits; and (3) provide for the potential reduction in payments to an applicable officer in order to avoid excise taxes. Additionally, the change in control agreements with Messrs. Austin, McLaughlin and Munro are scheduled to expire on March 15, 2019. See the “Potential Payments Upon Termination or Change in Control” table under “Compensation of Executive Officers” below and the accompanying disclosures for more information regarding the change in control agreements with our NEOs, as well as other plans and arrangements that have different trigger mechanisms that relate to a change in control.

Other Compensation Policies and Practices

Sizing Long-Term Incentive Compensation and Timing of Equity Grants

The Compensation Committee generally determines the size of equity-based grants as a dollar value, rather than granting a targeted number of shares or units, with each target value generally set within market range. To determine the number of restricted stock units and performance shares or units granted, the target value of long-term incentive compensation is divided by the fair market value of the applicable component of equity on the date of grant.

To avoid timing equity grants ahead of the release of material nonpublic information, the Compensation Committee generally grants equity awards effective as of the first day of the open trading window following the meeting at which the grants are approved, which window period generally opens on the third NYSE trading day following the filing of our annual report on Form 10-K or quarterly report on Form 10-Q with the SEC.

Stock Ownership Guidelines

To assist with the alignment of the interests of directors, executive officers and stockholders, we believe our directors and officers should have a significant financial stake in McDermott. To further that goal, we have adopted stock ownership guidelines requiring generally that our nonemployee directors and employees who are members of McDermott’s EXCOM maintain a minimum ownership interest in McDermott. The EXCOM includes all of the NEOs. The ownership requirements are as follows:

Level	Base Salary or Annual Retainer Multiple
CEO	5x
Members of McDermott’s EXCOM	3x
Nonemployee Directors	5x

Directors and officers have five years from their initial election as a director/officer or a change in position which increases the expected ownership level, whichever is later, to comply with the guidelines. Shares of McDermott common stock, restricted shares of McDermott common stock, restricted stock units (whether or not McDermott can settle them in cash and whether or not vested), performance shares and units (whether or not McDermott can settle them in cash and whether or not vested, but to the extent not vested, at target performance level), shares of McDermott common stock held in an employee’s Thrift Plan account and shares of McDermott common stock held in any trust in which an employee has a pecuniary interest (to the extent the employee has investment control over such shares) are all counted towards compliance with the stock ownership guidelines. Further, each director and officer subject to the stock ownership guidelines has the ability to certify his or her ownership at any time after reaching compliance with the required ownership level, following which such director or officer is not required to accumulate any additional McDermott securities, so long as he or she retains the number of securities held on the certification date, regardless of any subsequent changes in the market price of shares of McDermott common stock. All directors and NEOs currently meet or exceed their ownership requirement or are within the five-year period to achieve compliance.

Derivatives Trading and Hedging

McDermott’s Insider Trading Policy prohibits all directors, officers and employees, including our NEOs, from engaging in “short sales” or trading in puts, calls or other options on McDermott’s common stock. Additionally, directors, officers and employees are prohibited from engaging in hedging transactions and from holding McDermott shares in a margin account or pledging McDermott shares as collateral for a loan.

Clawback Policy

Our Compensation Committee has adopted a clawback policy, which provides that, if the consolidated financial statements of McDermott are materially restated within three years of their initial filing, and the Compensation Committee determines, in its reasonable discretion, that any current or former executive officer has engaged in intentional misconduct, and such misconduct caused or partially caused the need for such restatement, the Compensation Committee may, within 12 months after such a material restatement, require that the executive forfeit and/or return to McDermott all or a portion of the compensation vested, awarded or received under any bonus award, equity award or other award during the period subject to restatement and the 12-month period following the initial filing of the financial statements that were restated. The forfeiture and/or return of compensation under the policy would be limited to any portion that the executive officer would not have received if the consolidated financial statements had been reported properly at the time of their initial filing. The clawback policy would not apply to restatements occurring as a result of a change in control, as defined in the DCP, and the policy does not limit the ability of McDermott to pursue forfeiture or reclamation of amounts under applicable law.

Forfeiture Provisions

Additionally, consistent with our recent practice, our grant agreements for awards made in 2017 contain a forfeiture provision. In 2017, this provision provided that, in the event that, while the grantee is employed by McDermott or performing services on behalf of McDermott under any consulting agreement, the grantee is convicted of a felony or a misdemeanor involving fraud, dishonesty or moral turpitude, or the grantee engages in conduct that adversely affects or, in the sole judgment of the Compensation Committee, may reasonably be expected to adversely affect, the business reputation or economic interests of McDermott, then all rights and benefits awarded under the respective agreements are immediately forfeited, terminated and withdrawn.

How We Make Compensation Decisions

COMPENSATION COMMITTEE

The Compensation Committee has primary responsibility for determining and approving, on an annual basis, the compensation of our CEO and other executive officers. The Compensation Committee evaluates, in coordination with the Governance Committee, the CEO’s performance in light of goals and objectives relevant to CEO compensation, and sets the CEO’s compensation based on that evaluation. The Compensation Committee receives information and advice from its compensation consultant as well as from our human resources department and management to assist in compensation determinations.

COMPENSATION CONSULTANT

After completion of a selection process, in August 2017 our Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to serve as its consultant on executive compensation matters. Previously, our Compensation Committee had engaged Pay Governance LLC, or “Pay Governance,” as its consultant, including during the period from January to August 2017. The compensation consultants have provided advice and analysis to the Compensation Committee on the design, structure and level of executive and director compensation, and, when requested by the Compensation Committee, attended meetings of the Compensation Committee and participated in executive sessions without members of management present. Meridian and Pay Governance have reported directly to the Compensation Committee. The Compensation Committee will review, on an annual basis, Meridian’s performance and provide Meridian with direct feedback on its performance. When requested by the Governance Committee, Meridian will attend meetings of the Governance Committee with respect to nonemployee director compensation.

During 2017, neither Meridian nor Pay Governance performed any services for McDermott other than as described above. In January 2018, our Compensation Committee assessed whether the work performed by Meridian during 2017 raised any conflict of interest and determined that Meridian’s work performed for the Compensation Committee raised no conflict of interest.

ROLE OF CEO AND MANAGEMENT

While the Compensation Committee has the responsibility to approve and monitor all compensation for our executive officers, management plays an important role in determining executive compensation. Management, at the request of the Compensation Committee, recommends financial goals that drive the business and works with Meridian to analyze competitive market data and to recommend compensation levels for our executive officers other than our CEO. Our CEO likewise assists the Compensation Committee by providing his evaluation of the performance of our other executive officers and recommending compensation for those officers, including adjustments to their annual incentive compensation, based on individual performance.

DEFINING MARKET RANGE COMPENSATION – 2017 BENCHMARKING AND PEER GROUPS

To identify median compensation for each element of total direct compensation, the Compensation Committee relies on “benchmarking.” This involves reviewing the compensation of our NEOs relative to the compensation paid to similarly situated executives at companies we consider our peers. As a result, the annual base salary, target annual incentive compensation and target LTI compensation for each of the NEOs is benchmarked. However, the specific performance metrics and performance levels used within elements of annual and long-term compensation are designed for the principal purpose of supporting our strategic and financial goals and driving the creation of stockholder value, and, as a result, generally are not benchmarked.

Proxy Peer Group

It is the Compensation Committee’s practice to periodically review and consider the individual companies used for benchmarking purposes. The Compensation Committee believes that identification of peers using a broad industry sector code is inadequate and does not establish similarity of operations and business models, nor identify historical competitors for managerial talent – factors the Compensation Committee considers in the selection of companies for benchmarking purposes. Therefore, the Compensation Committee considers the revenues and market capitalization of the component companies. In this CD&A, we refer to the peer group as the “Proxy Peer Group.” For Messrs. Dickson and Spence and Ms. Hinrichs, market data from the Proxy Peer Group was reflective of 2015 compensation as reported in the 2016 proxy statements of the companies in the Proxy Peer Group, and was not size adjusted. Market data from the Proxy Peer Group was not utilized in making compensation decisions for Messrs. Austin, McLaughlin or Munro due to the limited proxy statement disclosures and corresponding compensation information available relating to their respective positions. The component companies of the Proxy Peer Group are as follows:

Archrock, Inc.	Noble Corporation plc
Chicago Bridge & Iron Company N.V.	Oceaneering International, Inc.
Helix Energy Solutions Group, Inc.	Oil States International, Inc.
Jacobs Engineering Group, Inc.	Superior Energy Services, Inc.
KBR, Inc.	Tidewater Inc.

These Proxy Peer Group companies are the same as the Proxy Peer Group utilized in 2016, except that the Proxy Peer Group for 2017 did not include Cameron International Corporation, which merged with Schlumberger N.V. (Schlumberger Limited) in 2016, Dresser-Rand Group, Inc., which was acquired by Siemens AG in 2015, and FMC Technologies, Inc., which merged with Technip in 2017.

Survey Peer Group

The Compensation Committee also utilized market data based on a set of 78 companies in similar industries which participate in Towers Watson surveys (the “Survey Peer Group”). Aside from screening companies on the basis of their industry classifications, no further refinements or judgments were applied in the identification of companies within the sample. The Survey Peer Group is intended to provide a reference point for pay levels within similar industries, and was used as a secondary reference for Messrs. Dickson and Spence and Ms. Hinrichs, and a primary reference for Messrs. Austin, McLaughlin and Munro. The component companies of the Survey Peer Group are as follows:

Anadarko Petroleum Corporation	Hess Corporation	Polymer Group, Inc.
Andeavor	HNTB Corporation	PolyOne Corporation
Apache Corporation	Holly Frontier Corporation	PulteGroup, Inc.
A.O. Smith Corporation	Hunt Consolidated, Inc.	Rockwell Automation, Inc.
Archrock, Inc.	Husky Injection Molding Systems Ltd.	Rowan Companies plc
Ball Corporation	ION Geophysical Corporation	Saudi Arabian Oil Co.
Beam, Inc.	Irving Oil Commercial G.P.	Schlumberger Limited
Bemis Company, Inc.	ITT Corporation	Sealed Air Corporation
BG US Services	Jacobs Engineering Group, Inc.	ShawCor Ltd.
BP p.l.c.	KBR, Inc.	Shell Oil Company
Caterpillar Inc.	Koch Industries, Inc.	Snap-On Incorporated
CH2M Hill	Lehigh Hanson Materials Limited	Sonoco Products Co.
Chevron Corporation	Magellan Midstream Partners, L.P.	Spectra Energy Corp
ConocoPhillips	Marathon Oil Corporation	SPX Corporation
Deere & Company	Marathon Petroleum Corporation	Statoil ASA
Devon Energy Corporation	Matthews International Corporation	Terex Corporation
Donaldson Company, Inc.	MDU Resources Group, Inc.	Textron Inc.
Eaton Corporation	MeadWestvaco Corporation	3M Company
EQT Corporation	Milacron Holdings Corp.	The Timken Company
Exxon Mobil Corporation	Noble Energy, Inc.	The Toro Company
GAF Materials	Occidental Petroleum Corporation	Transocean Ltd.
The Goodyear Tire & Rubber Company	Owens Corning	Trinity Industries, Inc.
Graco Inc.	Pall Corporation	URS Corporation
HD Supply, Inc.	Parker Hannifin Corporation	USG Corporation
Hercules Offshore, Inc.	Parsons Corporation	Valero Energy Corporation
Herman Miller, Inc.	Phillips 66 Company	Xylem Inc.

Performance Unit Peer Group

In consideration of comments received from the stockholder outreach efforts undertaken during 2015 and 2016 regarding the composition of the peer group, the Compensation Committee established the following peer group comprised of domestic and international competitors for purposes of the 2016 and 2017 Performance Unit awards:

Archrock, Inc.	Saipem SpA
Helix Energy Solutions Group, Inc.	Subsea7 SA
Oceaneering International, Inc.	TechnipFMC plc
Superior Energy Services, Inc.	Swiber Holdings Limited
Tidewater Inc.	SapuraKencana Petroleum Berhad

Pay Ratio Disclosure

The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. David Dickson, for the year ended December 31, 2017, determined on the basis described below; (2) the median of the annual total compensation of all employees of McDermott and its consolidated subsidiaries, excluding our Chief Executive Officer, for the year ended December 31, 2017, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.

The applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total earnings, as determined from McDermott’s payroll records for the period from January 1, 2017 through December 31, 2017 (with December 31, 2017 being the “Measurement Date”), as our consistently applied compensation measure. We included all employees of McDermott and its consolidated subsidiaries as of the Measurement Date, whether employed on a full-time, part-time or seasonal basis and whether employed in the U.S. or a non-U.S. jurisdiction. We did not use statistical sampling or include cost of living adjustments for purposes of this determination. We converted all amounts paid in foreign currencies into U.S. Dollars.

After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2017 for our named executive officers as set forth in the Summary Compensation Table. The median employee is an Indian national employed as a Structural Fitter at our fabrication yard in Dubai, paid on an hourly basis in United Arab Emirates Dirham. The median employee’s hourly pay was determined based on a review of market data for companies with individuals in similar positions and location, and such pay is within market range compensation. The median employee’s total compensation is inclusive of holiday pay, vacation pay, religious holiday pay and McDermott provided housing accommodations.

Chief Executive Officer annual total compensation (A)	$7,530,841
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$12,455
Ratio of (A) to (B)	605 to 1

The Compensation Committee reviewed the ratio set forth in the table above and determined that the differential in compensation reflected above is appropriate for the Company, given the wide range of responsibilities and level of accountability of our Chief Executive Officer, as compared to our median employee.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with McDermott’s management and, based on our review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE
Stephen G. Hanks, Chair
Erich Kaeser
Gary Luquette
David Trice

EXECUTIVE COMPENSATION TABLES

The following table summarizes the prior three years’ compensation of our Chief Executive Officer, our Chief Financial Officer, our three highest paid executive officers who did not serve as our CEO and CFO during 2017 and were employed by McDermott as of December 31, 2017, and our former Senior Vice President, General Counsel and Corporate Secretary, Ms. Hinrichs (who served in this capacity until August 13, 2017 and then served as Vice President, Legal (and a non-executive officer) until December 31, 2017). No compensation information is provided for Messrs. McLaughlin or Munro for 2015 and 2016, as they were not previously included as “named executive officers” in our proxy statement for our annual meeting of stockholders in 2016 or 2017. No compensation information is provided for Mr. Austin for 2015, as he was not previously included as a “named executive officer” in our proxy statement for our annual meeting of stockholders in 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Mr. Dickson President and Chief Executive Officer	2017	887,500	0	4,799,979	1,694,575	N/A	148,787	7,530,841
	2016	850,000	0	3,774,469	1,190,000	N/A	101,691	5,916,160
	2015	850,000	0	4,999,998	1,445,340	N/A	75,750	7,371,088
Mr. Spence Executive Vice President and Chief Financial Officer	2017	501,250	0	1,499,990	652,552	N/A	86,869	2,740,661
	2016	475,000	0	1,321,064	478,800	N/A	60,533	2,335,397
	2015	475,000	0	1,199,996	565,383	N/A	55,675	2,296,054
Mr. Austin Vice President, Middle East	2017	343,750	0	399,972	335,226	N/A	406,457	1,485,405
	2016	325,000	70,000	377,444	214,500	N/A	397,750	1,383,694
Mr. McLaughlin Senior Vice President, Commercial	2017	368,750	0	399,972	342,150	N/A	57,484	1,168,356

Mr. Munro Vice President, Americas, Europe and Africa	2017	343,750	0	399,972	315,699	N/A	42,676	1,102,096

Ms. Hinrichs Former Senior Vice President, General Counsel and Corporate Secretary	2017	486,938	0	999,974	537,871	74,567	1,847,078	3,946,428
	2016	477,750	0	943,608	401,310	30,704	63,982	1,917,354
	2015	477,750	0	999,987	473,880	14,663	58,972	2,025,252

(1)

The amount reported in this column for Mr. Austin for 2016 represents payment of the remaining portion of a sign-on bonus Mr. Austin received upon joining McDermott in 2015. Mr. Austin received $70,000 on his date of hire in 2015 and the remaining $70,000 in 2016, 12 months after his date of hire.

(2)

The amounts reported in this column represent the aggregate grant date fair value of stock awards or option awards, as applicable, granted to each NEO and computed in accordance with FASB ASC Topic 718. See the “Grants of Plan-Based Awards” table for more information regarding the stock awards we granted in 2017. For a discussion of the valuation assumptions with respect to these awards, see Note 16 to the Consolidated Financial Statements included in the Original Filing.

(3)

The amounts reported in this column for 2017, 2016 and 2015, respectively, are attributable to the annual incentive awards earned in fiscal year 2017, but paid in 2018, earned in 2016, but paid in 2017, and earned in 2015 but paid in 2016.

(4)

The amounts reported in this column represent the changes in actuarial present values of the accumulated benefits under defined benefit plans, determined by comparing the prior completed fiscal year end amount to the covered fiscal year end amount.

(5)	The amounts reported in this column for 2017 are attributable to the following:

All Other Compensation

	Deferred Compensation Plan Contribution ($)(A)	Employer Match ($)(B)	Safe Harbor Non-Elective Contribution ($)(B)	Perquisite Program ($)(C)	Expatriate Benefits ($)(D)	Other ($)(E)	Tax Payments ($)(F)
Mr. Dickson	114,767	8,100	8,100	17,820	0	0	0
Mr. Spence	52,019	6,750	8,100	20,000	0	0	0
Mr. Austin	22,455	7,751	8,100	4,020	255,892	0	108,239
Mr. McLaughlin	26,332	5,400	8,100	17,652	0	0	0
Mr. Munro	27,763	6,813	8,100	0	0	0	0
Ms. Hinrichs	91,994	7,207	8,100	15,596	0	1,724,182	0

(A)	The amounts reported in this column are attributable to contributions made by McDermott under the Deferred Compensation Plan.
(B)	The amounts reported in these columns are attributable to contributions made under the Thrift Plan.
(C)

The amounts reported in this column are attributable to payments made pursuant to McDermott’s 2017 perquisite program. For Mr. Dickson, $15,738 related to financial planning and $2,082 related to his required physical. For Mr. Spence, $18,510 related to financial planning and $1,490 related to his required physical. For Mr. McLaughlin, $16,492 related to financial planning and $1,160 related to his required physical. For Mr. Austin, $4,020 related to financial planning. For Ms. Hinrichs, $15,596 related to financial planning. For more information on McDermott’s 2017 perquisite program, see “Compensation Discussion and Analysis — 2017 Other Compensation Elements — Perquisites.”

(D)	The amounts reported in this column for 2017 are attributable to the following:

	Expatriate Premium ($)	Commodities & Service Allowance ($)	Housing & Utilities Allowance ($)	Vacation Airfare ($)	Education Allowance ($)	Relocation ($)	Company Provided Automobile ($)
Mr. Austin	34,375	45,909	90,946	23,575	61,087	0	0

(E)

The amount reported in this column for Ms. Hinrichs represents a cash severance payment pursuant to her Separation Agreement ($1,681,000), payment for vacation earned but not taken by Ms. Hinrichs in 2017 ($10,365), payment of reasonable legal fees incurred in connection with the negotiation and execution of her Separation Agreement ($30,000) and the payment of an amount to fund three months of continuing health insurance coverage under the Consolidated Omnibus Reconciliation Act ($2,817).

(F)

The amount reported for Mr. Austin represents amounts paid to Mr. Austin in 2017 pursuant to McDermott’s tax equalization program. For more information on McDermott’s tax equalization program, see “Compensation Discussion and Analysis — 2017 Other Compensation Elements — Expatriate Benefits.”

Grants of Plan-Based Awards

The following Grants of Plan-Based Awards table provides additional information about stock awards and equity and non-equity incentive plan awards we granted to our NEOs during the year ended December 31, 2017.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name/ Award Type	Grant Date	Committee Action Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Dickson
EICP	02/28/17	02/28/17	488,125	976,250	1,952,500	—	—	—	—	—
PUnits	02/28/17	02/28/17	—	—	—	163,043	326,086	652,172	—	2,399,993
RSUs	02/28/17	02/28/17	—	—	—	—	—	—	326,085	2,399,986
Mr. Spence
EICP	02/28/17	02/28/17	187,969	375,938	751,87680	—	—	—	—	—
PUnits	02/28/17	02/28/17	—	—	—	50,951	101,902	203,804	—	749,999
RSUs	02/28/17	02/28/17	—	—	—	—	—	—	101,901	749,991
Mr. Austin
EICP	02/28/17	02/28/17	103,125	206,250	412,500	—	—	—	—	—
PUnits	02/28/17	02/28/17	—	—	—	13,586	27,173	54,346	—	199,993
RSUs	02/28/17	02/28/17	—	—	—	—	—	—	27,171	199,979
Mr. McLaughlin
EICP	02/28/17	02/28/17	110,625	221,250	442,500	—	—	—	—	—
PUnits	02/28/17	02/28/17	—	—	—	13,586	27,173	54,346	—	199,993
RSUs	02/28/17	02/28/17	—	—	—	—	—	—	27,171	199,979
Mr. Munro
EICP	02/28/17	02/28/17	103,125	206,250	412,500	—	—	—	—	—
PUnits	02/28/17	02/28/17				13,586	27,173	54,346	—	199,993
RSUs	02/28/17	02/28/17				—	—	—	27,171	199,979
Ms. Hinrichs
EICP	02/28/17	02/28/17	170,428	340,856	681,712	—	—	—	—	—
PUnits	02/28/17	02/28/17				33,967	67,934	135,868	—	499,994
RSUs	02/28/17	02/28/17				—	—	—	67,932	499,979

(1)

These columns reflect the threshold, target and maximum payout opportunities under the Executive Incentive Compensation Plan, or EICP. On February 28, 2017, our Compensation Committee established target EICP awards expressed as a percentage of the NEO’s 2017 annual base salary earned, as follows: Mr. Dickson – 110%, Mr. Spence – 75%, Mr. Austin – 60%, Mr. McLaughlin – 60%, Mr. Munro – 60%, and Ms. Hinrichs – 70%. The target amounts shown for Messrs. Dickson, Spence, Austin, McLaughlin and Munro and Ms. Hinrichs were computed by multiplying their annual base earned during 2017 by their target award percentage. For all of the NEOs, the threshold amounts are equal to 50% of the respective target amounts and the maximum amounts are equal to 200% of the respective target amounts. See “Compensation Discussion and Analysis – What We Pay and Why: Elements of Total Direct Compensation – Annual Incentive” and “Compensation Discussion and Analysis – 2017 NEO Compensation” for a detailed description of the EICP and discussions regarding the determinations made with respect to the 2017 EICP awards. Actual payouts under the EICP in respect of 2017 are included above in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(2)

These columns reflect the target, threshold and maximum payout opportunities of 2017 grants of performance units under the 2016 LTIP. Each grant represents the right to receive the value of one share of McDermott common stock for each vested performance unit, paid in shares of McDermott common stock, cash equal to the fair market value of the shares otherwise deliverable, or any combination thereof, in the sole discretion of the Compensation Committee. The amount of performance units that vest, if any, will be based on McDermott’s relative ROAIC improvement as compared to a competitor peer group over a three-year measurement period (January 1, 2017 – December 31, 2019). If the threshold performance goal is achieved, a number of performance units between 50% and 200% of the target award may be earned, depending on the three-year aggregate relative ROAIC performance. See “Compensation Discussion and Analysis – What We Pay and Why: Elements of Total Direct Compensation – Long-Term Incentives” and “2017 NEO Compensation” for a detailed description of the performance units awarded in 2017.

(3)

This column reflects grants of restricted stock units under the 2016 LTIP. The restricted stock units are generally scheduled to vest in one-third increments on the first, second and third anniversaries of the date of grant. Each restricted stock unit represents the right to receive one share of McDermott common stock, cash equal to the fair market value of the share otherwise deliverable, or any combination thereof, in the sole discretion of the Compensation Committee.

(4)

This column reflects the full grant date fair values of the equity awards computed in accordance with FASB ASC Topic 718. Grant date fair values are determined using the closing price of our common stock on the date of grant, as reported on the NYSE. For more information regarding the compensation expense related to 2017 awards, see Note 16 to the Consolidated Financial Statement included in the Original Filing.

Outstanding Equity Awards at Fiscal Year-End

The following Outstanding Equity Awards at Fiscal Year-End table summarizes the equity awards we have made to our NEOs which were outstanding as of December 31, 2017.

		Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mr. Dickson
RSUs(4)	03/05/15						247,279	1,627,096	—	—
RSUs(4)	02/26/16						395,646	2,603,351	—	—
RSUs(4)	02/28/17						326,085	2,145,639	—	—
PUnits	03/05/15						—	—	370,919	2,440,650
PUnits	02/26/16						—	—	296,735	1,952,520
PUnits	02/28/17						—	—	163,043	1,072,823
Mr. Spence
RSUs(4)	03/05/15						59,347	390,503	—	—
RSUs(4)	02/26/16						138,476	911,172	—	—
RSUs(4)	02/28/17						101,901	670,509	—	—
PUnits	03/05/15						—	—	89,020	585,755
PUnits	02/26/16						—	—	103,857	683,382
PUnits	02/28/17						—	—	50,951	335,258
Mr. Austin
RSUs(4)	03/05/15						24,727	162,704	—	—
RSUs(5)	03/05/15						12,363	81,349	—	—
RSUs(4)	02/26/16						39,564	260,331	—	—
RSUs(4)	02/28/17						27,171	178,785	—	—
PUnits	02/26/16						—	—	29,673	195,252
PUnits	02/28/17						—	—	13,586	89,399

		Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mr. McLaughlin
NQSO	03/05/12	3,237	—	—	14.44	03/05/19
NQSO	03/05/13	7,008		—	10.50	03/05/20
RSUs(4)	03/05/15						13,847	91,113	—	—
RSUs(4)	02/26/16						39,564	260,331	—	—
RSUs(4)	02/28/17						27,171	178,785	—	—
PUnits	03/05/15						—	—	8,902	58,575
PUnits	02/26/16						—	—	29,673	195,252
PUnits	02/28/17						—	—	13,586	89,399
Mr. Munro
RSUs(5)	03/06/14						9,566	62,944	—	—
RSUs(4)	03/05/15						19,782	130,166	—	—
RSUs(4)	02/26/16						39,564	260,331	—	—
RSUs(4)	02/28/17						27,171	178,785	—	—
PUnits	03/05/15						—	—	29,673	195,252
PUnits	02/26/16						—	—	29,673	195,252
PUnits	02/28/17						—	—	13,586	89,399
Ms. Hinrichs
NQSO	03/04/11	22,080	—	—	25.64	03/04/18
NQSO	03/05/12	35,970	—	—	14.44	03/05/19
NQSO	03/05/13	56,700	—	—	10.50	03/05/20
RSUs(4)	03/05/15						47,532	312,761	—	—
RSUs(4)	02/26/16						95,064	625,521	—	—
RSUs(4)	02/28/17						65,292	429,621
PUnits	03/05/15						—	—	74,183	488,127
PUnits	02/26/16						—	—	74,183	488,127
PUnits	02/28/17						—	—	33,967	223,503

(1)	The awards in this column represent grants of stock options, which generally became exercisable in one-third increments on each of the first, second and third anniversaries of the grant date.
(2)	Market values in these columns are based on the closing price of our common stock as reported on the NYSE as of December 29, 2017 ($6.58).
(3)	The awards in this column represent grants of performance shares or performance units, which generally may vest on the third anniversary of the grant date, based on the attainment of stated performance levels. The number and value of the 2015, 2016 and 2017 performance units listed are based on achieving threshold performance as of the nearest year-end measurement date under the applicable grant agreement.
(4)	These awards represent grants of restricted stock units, which generally vest in one-third increments on each of the first, second and third anniversaries of the grant date.
(5)	These awards represent one-time awards of restricted stock units made to Messrs. Austin and Munro to compensate them for the forfeiture of incentives from their prior employer. The restricted stock units awarded to Mr. Austin generally vest in one-third increments on each of the first, second and third anniversaries of the grant date. The restricted stock units awarded to Mr. Munro generally vest in one-fourth increments on each of the first, second, third and fourth anniversaries of the grant date.

Option Exercises and Stock Vested

The following Option Exercises and Stock Vested table provides information about the value realized by our NEOs and Ms. Hinrichs on vesting of stock awards during the year ended December 31, 2017.

	Option Awards		Stock Awards(1)
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Dickson	0	N/A	961,703	6,637,542
Mr. Spence	0	N/A	295,252	1,980,951
Mr. Austin	0	N/A	56,872	398,896
Mr. McLaughlin	0	N/A	43,834	311,609
Mr. Munro	0	N/A	78,041	545,846
Ms. Hinrichs	0	N/A	218,342	1,522,298

(1)	The number of shares acquired on vesting reflected in this table represents the aggregate number of shares that vested during 2017 in connection with awards of restricted stock, restricted stock units (“RSUs”) and performance shares (“PShares”). The value realized on vesting was calculated based on the fair market value of the underlying shares on the vesting date. The final installment of the RSUs awarded in 2014, which vested on March 6, 2017, were settled entirely in cash, as determined in the sole discretion of the Compensation Committee. The PShares awarded in 2014, which vested on March 6, 2017, were settled one-half in shares and one-half in cash, as determined in the sole discretion of the Compensation Committee. As a result, no shares of stock were actually acquired upon the vesting of: 102,040 RSUs and 153,062 PShares for Mr. Dickson; 8,503 RSUs for Mr. McLaughlin; 13,605 RSUs and 7,653 PShares for Mr. Munro; 85,586 RSUs and 40,540 PShares for Mr. Spence; and 25,510 RSUs and 38,265 PShares for Ms. Hinrichs. Mr. Austin was not awarded any RSUs or PShares in 2014 as he was not employed by the Company at that time. The following table sets forth the amount of shares attributable to restricted stock or RSUS and PShares, for each NEO:

	Performance Shares		Restricted Stock Units/ Restricted Stock
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Dickson	306,122	2,099,997	655,581	4,537,545
Mr. Spence	81,081	556,216	214,171	1,424,736
Mr. Austin	0	N/A	56,872	398,896
Mr. McLaughlin	0	N/A	43,834	311,609
Mr. Munro	15,306	104,999	62,735	440,847
Ms. Hinrichs	87,375	598,308	130,967	923,990

The following table sets forth the number of shares withheld by McDermott to satisfy withholding taxes upon vesting of the restricted stock, RSUs and PShares noted in the table above:

Name	Shares Withheld by McDermott on Vesting of Stock Awards (#)
Mr. Dickson	449,479
Mr. Spence	170,321
Mr. Austin	19,904
Mr. McLaughlin	15,232
Mr. Munro	31,902
Ms. Hinrichs	103,352

Pension Benefits

The following table shows the present value of accumulated benefits payable to Ms. Hinrichs under the U.S. Retirement Plan and the U.S. Excess Plan. None of the NEOs are participants in the U.S. Retirement, the U.S. Excess Plan or any other defined benefit pension plan that we sponsor.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During 2017 ($)
Mr. Dickson	N/A	N/A	N/A	N/A
Mr. Spence	N/A	N/A	N/A	N/A
Mr. Austin	N/A	N/A	N/A	N/A
Mr. McLaughlin	N/A	N/A	N/A	N/A
Mr. Munro	N/A	N/A	N/A	N/A
Ms. Hinrichs	U.S. Retirement Plan(1)	11.167	558,909	0
	U.S. Excess Plan(1)	11.167	233,970	0

(1)	The present value of accumulated benefits reflected above for the U.S. Retirement Plan and the U.S. Excess Plan is based on a 3.60% discount rate and the RP2014 mortality table for annuitants projected with generational mortality improvement scale MP2017.

U.S. Retirement Plan

We refer to our qualified defined benefit pension plan as the U.S. Retirement Plan. Ms. Hinrichs participated in the U.S. Retirement Plan, which plan has been frozen since 2006 and under which she accrued no additional benefits after such time. The U.S. Retirement Plan is funded by a trust, and includes provisions related to eligibility, participation and benefit formulas for applicable employees.

Under the U.S. Retirement Plan, normal retirement is the later of (1) age 65 or (2) the fifth anniversary of the date an employee becomes a participant. The normal form of payment is a single-life annuity or a 50% joint and survivor annuity, depending on the employee’s marital status when payments are scheduled to begin. Early retirement eligibility and benefits under the Retirement Plan depend on the employee’s date of hire and age. For employees hired on or after April 1, 1998 (including Ms. Hinrichs), an employee is eligible for early retirement upon the latter of completing at least 15 years of continuous service and attaining the age of 55. Early retirement benefits are based on the same formula as normal retirement, but the pension benefit is generally reduced 0.4% for each month that benefits commence before age 62. Ms. Hinrichs was eligible for early retirement under the U.S. Retirement Plan.

Ms. Hinrichs’ benefits under the U.S. Retirement Plan are calculated as follows: 1.2% of final average monthly compensation as of June 30, 2010 up to the Social Security limit times credited service up to 35 years, plus 1.65% of final average monthly compensation as of June 30, 2010 in excess of the Social Security limit times credited service up to 35 years. Final average monthly compensation excludes bonuses and commissions.

U.S. Excess Plan

We refer to our nonqualified pension plan as the U.S. Excess Plan. Ms. Hinrichs also participated in the U.S. Excess Plan, which plan has been frozen since 2006 and under which she accrued no additional benefits after such time. To the extent benefits payable under the U.S. Retirement Plan are limited by Section 415(b) or 401(a)(17) of the U.S. Internal Revenue Code, pension benefits will be paid under the terms of the U.S. Excess Plan. Because benefits entitlement under the U.S. Excess Plan and the U.S. Retirement Plan are linked, benefits under the U.S. Excess Plan have been frozen since 2006, when benefit accruals under the U.S. Retirement Plan were frozen.

For more information on our retirement plans, see “Compensation Discussion and Analysis - 2017 Other Compensation Elements - Retirement and Excess Plans.”

Nonqualified Deferred Compensation

The following Nonqualified Deferred Compensation table summarizes our NEOs’ compensation under the Deferred Compensation Plan. The compensation shown in this table is entirely attributable to the Deferred Compensation Plan.

The Deferred Compensation Plan is an unfunded, defined contribution retirement plan for officers of McDermott and its subsidiaries selected to participate by our Compensation Committee. Benefits under the Deferred Compensation Plan are based on: (1) the participant’s deferral account, which is comprised of the notional account balance reflecting any executive contributions of deferred compensation; and (2) the participant’s vested percentage in his or her company account, which is comprised of the notional account balance reflecting any contributions by us. A participant is at all times 100% vested in his or her deferral account. A participant generally vests in his or her company account 20% each year, subject to accelerated vesting for death, disability, termination of service by McDermott without cause or the occurrence of a change in control.

Name	Executive Contributions in 2017 ($)(1)	Company Contributions in 2017 ($)(2)	Aggregate Earnings in 2017 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/17 ($)(4)	Percentage Vested at 12/31/17 ($)
Mr. Dickson	0	114,767	51,976	0	337,675	60%
Mr. Spence	0	52,019	22,431	0	129,599	40%
Mr. Austin	0	22,455	3,875	0	26,331	0%
Mr. McLaughlin	0	26,332	4,757	0	49,571	20%
Mr. Munro	0	27,763	4,038	0	31,801	0%
Ms. Hinrichs	0	91,994	52,287	0	435,177	100%

(1)	In November 2010, our Compensation Committee approved the deferral of eligible executives’ compensation beginning January 1, 2011. Under the terms of our Deferred Compensation Plan, an eligible executive may defer up to 50% of his or her annual salary and/or up to 100% of any bonus earned in any year.
(2)	We make annual contributions to specified participants’ notional accounts equal to a percentage of the participant’s prior-year compensation. Under the terms of the Deferred Compensation Plan, the contribution percentage does not need to be the same for each participant. Additionally, our Compensation Committee may make a discretionary contribution to a participant’s account at any time. Our contributions on behalf of participants equaled 5% of their respective Compensation (as defined in the Deferred Compensation Plan) received in 2016. All of our 2017 contributions are included in the Summary Compensation Table above as “All Other Compensation.”
(3)	The amounts reported in this column represent notional accrued gains or losses during 2017 on each indicated participant’s account. The accounts are “participant-directed,” in that each participant personally directs the investment of contributions made on his or her behalf. As a result, any accrued gains or losses are attributable to the performance of the notional mutual fund investments. No amount of the earnings shown is reported as compensation in the Summary Compensation Table.
(4)	The amounts reported in this column consist of contributions made by McDermott and notional accrued gains or losses as of December 31, 2017. The balances shown include contributions from previous years which have been reported as compensation to the NEOs in the Summary Compensation Table for those years – to the extent a NEO was included in the Summary Compensation Table during those years. The amounts of such contributions previously included in the Summary Compensation Table and years reported are as follows: we made contributions to Mr. Dickson’s account of $70,100 in 2016, $42,500 in 2015 and $42,500 in 2014; we made contributions to Mr. Spence’s account of $27,283 in 2016 and $23,750 in 2015; and we made contributions to Ms. Hinrichs’ account of $32,248 in 2016, $23,888 in 2015, and $38,682 in 2014.

Potential Payments Upon Termination or Change in Control

The following tables show potential payments to our NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios under which a payment would be due (assuming each is applicable) involving a change in control or termination of employment of each of our NEOs, assuming a December 31, 2017 termination date and, where applicable, using the closing price of our common stock of $6.58 as of December 29, 2017 (as reported on the NYSE). These tables do not reflect amounts that would be payable to the NEOs pursuant to benefits or awards that are already vested.

The amounts reported in the tables below for stock options, restricted stock, restricted stock units and performance shares or performance units represent the value of unvested and accelerated shares or units, as applicable, calculated by:

●

for stock options: multiplying the number of accelerated options by the difference between the exercise price and $6.58 (the closing price of our common stock on December 29, 2017, as reported on the NYSE); and

●	for restricted stock, restricted stock units and performance shares or performance units: multiplying the number of accelerated shares or units by $6.58 (the closing price of our common stock on December 29, 2017, as reported on the NYSE).

Ms. Hinrichs resigned from her position as Senior Vice President, General Counsel and Corporate Secretary effective August 13, 2017 and retired from McDermott effective December 31, 2017. In connection with Ms. Hinrichs’ resignation, we entered into a separation agreement with Ms. Hinrichs providing for various compensation-related benefits in exchange for, among other things, her agreement to comply with several restrictive covenants. See page [•] of this Amendment for information on compensation received by Ms. Hinrichs under that separation agreement.

Estimated Value of Benefits to Be Received Upon Termination Due to Death or Disability

The following table shows the value of payments and other benefits due the NEOs, assuming their death or disability as of December 31, 2017.

	Dickson ($)	Spence ($)	Austin ($)	McLaughlin ($)	Munro ($)
Severance Payments	—	—	—	—	—
EICP	—	—	—	—	—
Deferred Compensation Plan(1)	135,070	77,759	26,331	39,657	31,801
Stock Options(2) (unvested and accelerated)	—	—	—	—	—
Restricted Stock Units(3) (unvested and accelerated)	6,376,086	1,972,184	683,169	530,230	632,226
Performance Units(4) (unvested)	10,931,986	3,208,790	569,302	686,452	959,805
Total	17,443,142	5,258,733	1,278,802	1,256,338	1,623,832

(1)

The amounts reported represent 40% of Mr. Dickson’s, 60% of Mr. Spence’s, 80% of Mr. McLaughlin’s and 100% of Messrs. Austin’s and Munro’s DCP balance as of December 31, 2017 that would become vested on death or disability.

(2)	Under the terms of the outstanding stock option awards held by each of the NEOs as of December 31, 2017, all unvested option awards would become vested and exercisable on death or disability. All outstanding stock options were fully vested as of December 31, 2017.
(3)	Under the terms of the outstanding restricted stock unit awards held by each of the NEOs as of December 31, 2017, all unvested restricted stock unit awards would become vested on his death or disability.
(4)	Under the terms of the outstanding 2015, 2016 and 2017 performance unit awards held by each of the NEOs as of December 31, 2017, 100% of the initial performance units granted would vest on the third anniversary of the grant date on his or her death or disability. The number of performance units that would vest is the number of performance units that would have vested based on actual performance had the NEO remained employed with McDermott until the third anniversary of the grant date. Accordingly, each NEO may vest in a number of performance units ranging from 0% - 200% of the initial performance units granted, depending on McDermott’s performance during the applicable measurement periods.

The amounts reported assume that a total of 100% of the initial performance units granted for the 2015, 2016 and 2017 awards will vest during the applicable measurement periods, all valued at the closing price of McDermott stock as reported on the NYSE on December 29, 2017. The actual value of performance units granted for the 2015, 2016 and 2017 awards that may vest could be $0 for each NEO and up to $21,863,971 for Mr. Dickson, $6,417,579 for Mr. Spence, $1,138,603 for Mr. Austin, $1,372,904 for Mr. McLaughlin and $1,919,610 for Mr. Munro, in each case, as applicable, representing a total of 200% of the initial performance units granted for the 2015, 2016 and 2017 awards. Additionally, the value of McDermott common stock could be greater or less than the amount used to value the performance shares or performance units for this table.

Estimated Value of Benefits to Be Received Upon Change in Control and Termination

We have change in control agreements with various officers, including each of our NEOs. Generally, under these agreements, if a NEO is terminated within one year following a change in control either: (1) by our company for any reason other than cause or death or disability; or (2) by the NEO for good reason, McDermott is required to pay the NEO a severance payment based on the NEO’s salary and a severance payment based on the NEO’s target EICP percentage. In addition to these payments, the NEO would be entitled to various accrued benefits earned through the date of termination, such as earned but unpaid salary, earned but unused vacation and reimbursements.

Under these agreements, a “change in control” generally occurs on the occurrence of any of the following:

●	a person becomes the beneficial owner of 30% or more of the combined voting power of McDermott’s then outstanding voting stock unless such acquisition is made directly from McDermott in a transaction approved by a majority of McDermott’s incumbent directors;
●	individuals who are incumbent directors cease for any reason to constitute a majority of McDermott’s board;
●	completion of a merger or consolidation of McDermott with another company or an acquisition by McDermott or its subsidiaries, unless immediately following such merger, consolidation or acquisition: (1) all or substantially all of the individuals or entities that were the beneficial owners of outstanding McDermott voting securities immediately before such merger, consolidation or acquisition beneficially own at least 50% of the then outstanding shares of voting stock of the parent corporation resulting from the merger, consolidation or acquisition in the same relative proportions as their ownership immediately before such merger, consolidation or acquisition; (2) if such merger, consolidation or acquisition involves the issuance or payment by McDermott of consideration to another entity or its stockholders, the total fair market value of such consideration plus the principal amount of the consolidated long-term debt of the entity or business being acquired, does not exceed 50% of the sum of the fair market value of the outstanding McDermott voting stock plus the principal amount of our consolidated long-term debt; (3) no person beneficially owns 30% or more of the then outstanding shares of the voting stock of the parent company resulting from such merger, consolidation or acquisition; and (4) a majority of the members of the board of directors of the parent corporation resulting from such merger, consolidation or acquisition were incumbent directors of McDermott immediately before such merger, consolidation or acquisition;
●	completion of the sale or disposition of 50% or more of the assets of McDermott and its subsidiaries on a consolidated basis, unless immediately following such sale or disposition: (1) the individuals and entities that were beneficial owners of outstanding McDermott voting stock immediately before such sale or disposition beneficially own at least 50% of the then outstanding shares of voting stock of McDermott and of the entity that acquires the largest portion of such assets, and (2) a majority of the members of the McDermott Board (if it continues to exist) and the board of directors of the entity that acquires the largest portion of such assets were incumbent directors of McDermott immediately before the completion of such sale or disposition; or any other set of circumstances is deemed by the Board in its sole discretion to constitute a change in control.

The change in control agreements do not provide for excise tax gross-ups. They do, however, provide for the potential reduction in payments to the applicable officer in order to avoid excise taxes.

The completion of the proposed business combination transaction with CB&I is expected to constitute a “change in control” for purposes of the change in control agreements described above. However, no payment to an NEO will be triggered under any change in control agreement with an NEO unless that NEO’s employment with us terminated under any of the circumstances described above within one year of the completion of that transaction.

The following table shows the estimated value of payments and other benefits due the NEOs, assuming a change in control and termination as of December 31, 2017.

	Dickson ($)	Spence ($)	Austin ($)	McLaughlin ($)	Munro ($)
Salary-Based Severance Payment(1)	4,690,625	1,771,875	556,250	1,192,500	556,250
EICP-Based Severance Payment(2)	990,000	382,500	210,000	225,000	210,000
Deferred Compensation Plan(3)	135,070	77,759	26,331	39,657	31,801
Stock Options(4) (unvested and accelerated)	—	—	—	—	—
Restricted Stock Units(4) (unvested and accelerated)	6,376,086	1,972,184	683,169	530,230	632,226
Performance Shares or Units(4) (unvested and accelerated)	10,931,986	3,208,790	569,302	686,452	959,805
Total	23,123,767	7,413,108	2,045,052	2,673,839	2,390,082

(1)
The salary-based severance payment made to Mr. Dickson in connection with a change in control would be a cash payment equal to 250% of the sum of his annual base salary prior to termination and his EICP target award applicable to the year in which the termination occurs. The severance payment made to Messrs. Spence and McLaughlin in connection with a change in control would be a cash payment equal to 200% of the sum of his annual base salary prior to termination and his EICP target award applicable to the year in which the termination occurs. The severance payment made to Messrs. Austin and Munro in connection with a change in control would be a cash payment equal to the sum of his annual base salary prior to termination and his EICP target award applicable to the year in which the termination occurs.

For a hypothetical termination as of December 31, 2017, the salary-based severance payment under a change in control would have been calculated based on the following base salary and target EICP awards. See “Grants of Plan-Based Awards” above for more information on the calculation of target EICP awards.

NEO	Annual Base Salary ($)	Target EICP Award ($)
Mr. Dickson	900,000	976,250
Mr. Spence	510,000	375,938
Mr. Austin	350,000	206,250
Mr. McLaughlin	375,000	221,250
Mr. Munro	350,000	206,250

(2)	Each NEO could receive up to two EICP-based severance payments in connection with a change in control depending on the timing of the termination relative to the payment of an EICP award, as follows:
●	If an EICP award for the year prior to termination is paid to other EICP participants after the date of the NEO’s termination, the NEO would be entitled to a cash payment equal to the product of the NEO’s target EICP percentage (or, if greater, the actual amount of the bonus determined under the EICP for the year prior to termination) and the NEO’s annual base salary for the applicable period. No such payment would have been due a NEO on a December 31, 2017 termination, because the 2016 EICP awards had already been paid.
●	The NEO would be entitled to a prorated EICP payment based upon the NEO’s target EICP percentage for the year in which the termination occurs and the number of days in which the NEO was employed with us during that year. Based on a hypothetical December 31, 2017 termination, each NEO would have been entitled to an EICP payment equal to 100% of his or her 2017 target EICP percentage times annual base salary, calculated based on the following base salary and target EICP percentage:

NEO	Annual Base Salary ($)	Target EICP Percentage ($)
Mr. Dickson	900,000	110%
Mr. Spence	510,000	75%
Mr. Austin	350,000	60%
Mr. McLaughlin	375,000	60%
Mr. Munro	350,000	60%

(3)
The amounts reported represent 40% of Mr. Dickson’s, 60% of Mr. Spence’s, 80% of Mr. McLaughlin’s and 100% of Messrs. Austin’s and Munro’s DCP balance as of December 31, 2017 that would become vested on a qualifying termination within one year following a change in control (as defined in the change in control agreements) pursuant to the executive’s change in control agreements. Under the Deferred Compensation Plan, vesting will also occur upon a change in control, and for purposes of this plan a “change in control” generally occurs if:

●	a person (other than a McDermott employee benefit plan or a corporation owned by McDermott stockholders in substantially the same proportion as the ownership of McDermott voting shares) is or becomes the beneficial owner of 30% or more of the combined voting power of McDermott’s then outstanding voting stock;
●	during any period of two consecutive years, individuals who at the beginning of such period constitute McDermott’s Board of Directors, and any new director whose election or nomination by McDermott’s Board was approved by at least two-thirds of the directors of McDermott’s Board then still in office who either were directors at the beginning of the period or whose election or nomination was previously approved, cease to constitute a majority of McDermott’s Board;
●	a merger or consolidation of McDermott with any other corporation or entity has been completed, other than a merger or consolidation which results in the outstanding McDermott voting securities immediately prior to such merger or consolidation continuing to represent at least 50% of the combined voting power of the voting securities of McDermott or the surviving entity outstanding immediately after such merger or consolidation;
●	McDermott’s stockholders approve (1) a plan of complete liquidation of McDermott; or (2) an agreement for the sale or disposition by McDermott of all or substantially all of McDermott’s assets; or
●	within one year following the completion of a merger or consolidation transaction involving McDermott, (1) individuals who, at the time of execution and delivery of definitive agreements completing such transaction constituted the Board, cease for any reason (excluding death, disability or voluntary resignation) to constitute a majority of the Board; or (2) either individual, who at the first execution and delivery of definitive agreements completing the transaction, served as Chief Executive Officer or Chief Financial Officer does not, for any reason (excluding death, disability or voluntary resignation), serve as the Chief Executive Officer or Chief Financial Officer, as applicable, of McDermott, or if McDermott does not continue as a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, as the Chief Executive Officer or Chief Financial Officer, as applicable, of a corporation or other entity that is (A) a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, and (B) the surviving entity in such transaction or a parent entity of the surviving entity or McDermott following the completion of such transaction; provided, however, that a change in control would not be deemed to have occurred pursuant to this clause in the case of a merger or consolidation which results in the voting securities of McDermott outstanding immediately prior to the completion of the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 55% of the combined voting power of the voting securities of the McDermott or the surviving entity outstanding immediately after such merger or consolidation.

(4)

Under the terms of the 2015 restricted stock unit awards outstanding, all unvested restricted stock units would become vested on a change in control, regardless of whether there is a subsequent termination of employment. Under the terms of the 2016 and 2017 restricted stock unit awards outstanding, all unvested restricted stock units would become vested on a change in control, regardless of whether there is a subsequent termination of employment, only if the awards are not assumed in the transaction. Under the terms of the 2015 performance unit awards outstanding, the greater of (1) 100% of the initial performance shares or performance units granted, or (2) the vested percentage of initial performance shares or performance units determined in accordance with the grant agreement would become vested on a change in control, regardless of whether there is a subsequent termination of employment. Under the terms of the 2016 and 2017 performance unit awards outstanding, the greater of (1) target level, or (2) the actual performance level measured through the date the change in control becomes effective as determined in accordance with the grant agreement would become vested on a change in control, regardless of whether there is a subsequent termination of employment, only if the awards are not assumed in the transaction. If the 2016 and 2017 performance unit awards are assumed in a change in control, such awards would only vest on a subsequent termination of employment by the employer without cause or by the executive for good reason. Under the 2014 LTIP, a “change in control” generally occurs under the same circumstances described in the first three bullets in note (3) above with respect to our Deferred Compensation Plan, as well as on the occurrence of the below circumstances:

●	McDermott’s stockholders approve a plan of complete liquidation of McDermott;
●	the consummation of a sale or disposition by McDermott of all or substantially all of McDermott’s assets other than to an entity that is under common control with McDermott or to an entity for which at least fifty percent (50%) of the combined voting power of its voting securities outstanding immediately after such sale or disposition are owned or controlled by the stockholders of McDermott immediately prior to such sale or disposition; or

●	within one year following the completion of a merger or consolidation transaction involving McDermott, (1) individuals who, at the time of execution and delivery of definitive agreements relating to such transaction constituted the Board, cease for any reason (excluding death, disability or voluntary resignation) to constitute a majority of the Board; or (2) the individual, who at the first execution and delivery of definitive agreements relating to the transaction, served as Chief Executive Officer does not, for any reason (excluding death, disability or voluntary resignation), serve as the Chief Executive Officer of McDermott, or if McDermott does not continue as a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, as the Chief Executive Officer of a corporation or other entity that is (A) a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, and (B) the surviving entity in such transaction or a parent entity of the surviving entity or McDermott following the completion of such transaction; provided, however, that a change in control would not be deemed to have occurred pursuant to this clause in the case of a merger or consolidation which results in the voting securities of McDermott outstanding immediately prior to the completion of the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 55% of the combined voting power of the voting securities of the McDermott or the surviving entity outstanding immediately after such merger or consolidation.

Under the 2016 LTIP, a “change in control” generally occurs under the same circumstances described in the first three bullets in note (3) above with respect to our Deferred Compensation Plan, and under the same circumstances described in the first two bullets above with respect to our 2014 LTIP, as well as on the occurrence of the below circumstance:
●	within one year following the consummation of a merger or consolidation transaction involving the Company (whether as a constituent corporation, the acquiror, the direct or indirect parent entity of the acquiror, the entity being acquired, or the direct or indirect parent entity of the entity being acquired), as a result of which the voting securities of the Company outstanding immediately prior thereto continue to represent more than fifty percent (50%) but less than fifty-five percent (55%) of the combined voting power of the voting securities of the Company or the surviving entity outstanding immediately after such merger or consolidation (a “Merger of Equals”): (i) individuals who, at the time of the execution and delivery of the definitive agreement pursuant to which such transaction has been consummated by the parties thereto (a “Definitive Transaction Agreement”) (or, if there are multiple such agreements relating to such Merger of Equals, the first time of execution and delivery by the parties to any such agreement) (the “Execution Time”), constituted the Board cease, for any reason (excluding death, disability or voluntary resignation but including any such voluntary resignation effected in accordance with any Definitive Transaction Agreement), to constitute a majority of the Board; or (ii) the individual who, at the Execution Time, served as the Chief Executive Officer of the Company does not, for any reason (excluding as a result of death, disability or voluntary termination but including any such voluntary termination effected in accordance with any Definitive Transaction Agreement), serve as the Chief Executive Officer of the Company or, if the Company does not continue as a registrant with a class of equity securities registered pursuant to Section 12(b) of the Exchange Act, as the Chief Executive Officer of a corporation or other entity that is (A) a registrant with a class of equity securities registered pursuant to Section 12(b) of the Exchange Act and (B) the surviving entity in such Merger of Equals or a direct or indirect parent entity of the surviving entity or the Company following the consummation of such Merger of Equals.

The amounts reported in the chart above represent a total of 100% of the initial performance units granted for the 2015, 2016 and 2017 awards.

Compensation of Non-Employee Directors for Fiscal Year 2017

Under our 2017 nonemployee director compensation program, cash compensation for nonemployee directors consisted of retainers (paid monthly and prorated for partial terms) and meeting fees as follows:

($)
Annual Board Member Retainer	85,000
Audit Committee Chair Retainer	20,000
Compensation Committee Chair Retainer	20,000
Governance Committee Chair Retainer	10,000
Additional Retainer for Lead Director (if applicable)	20,000
Additional Retainer for Chair of the Board	150,000
Meeting fees for each meeting of the Board or a Committee (of which the director is a member) attended in excess of the twelfth Board or Committee meeting per annual director term	2,500

From 2014 to 2016, our nonemployee director compensation was generally consistent with the above, with two exceptions. First, in 2017, we increased the annual Board member retainer from $75,000 to $85,000. Second, we increased the annual restricted stock award from $120,000 to $135,000. These increases were made following a market analysis performed by Pay Governance, our third party compensation consultant at such time, which showed that our nonemployee director compensation levels were below our peer median. Accordingly, Pay Governance recommended adjustments totaling $45,000 to reduce the gap relative to our peers. Based on information provided by Pay Governance, our Governance Committee approved of a $25,000 total increase to bring our nonemployee director compensation levels closer to our peer median. Even with this increase, our nonemployee director compensation levels remain below the peer median.

The table below summarizes the compensation earned by or paid to our nonemployee directors during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Philippe Barril	28,333	88,393	116,726
John F. Bookout, III	84,166	134,998	219,164
Stephen G. Hanks	100,727	134,998	235,725
Erich Kaeser	84,166	134,998	219,164
Gary P. Luquette	234,166	134,998	369,164
William H. Schumann, III	104,166	134,998	239,164
Mary L. Shafer-Malicki	91,106	134,998	226,104
David A. Trice	90,711	134,998	225,709

(1)	The amounts reported in this column include the annual retainers paid to each director, additional retainers paid to the Chairman of the Board and Committee Chairs, and extra meeting fees, which were owed to all directors except for Mr. Barril as a result of their attending more than 12 meetings since May 5, 2017, the commencement of their annual terms.
(2)	Under our 2017 director compensation program, equity compensation for nonemployee directors included a discretionary annual stock grant. On May 5, 2017, each of the nonemployee directors then serving as a director received a grant of 20,579 shares of restricted stock valued at $134,998, which is the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, using the closing market price of McDermott common stock on the date of grant ($6.56). Additionally, Mr. Barril received a grant of 14,234 shares of restricted stock valued at $88,393, which represented a prorated 2017 annual grant for his partial term of service upon joining the Board in September 2017. Under the terms of each award, the restricted stock vested immediately on the grant date and immediately became unrestricted shares of McDermott common stock. For a discussion of the valuation assumptions with respect to these awards, see Note 14 to our Consolidated Financial Statements included in the Original Filing.

Risks Relating to Compensation Program Design

Regarding risks relating to the design of our compensation programs, the Compensation Committee, with assistance from its independent compensation consultant, Meridian, regularly reviews and assesses our compensation policies and practices to ensure that they are appropriate in terms of the level of risk-taking and in line with our business strategies and the interests of our stockholders. The Compensation Committee has designed our compensation programs to encourage performance focused on long-term stockholder value, promote company growth and allow for appropriate levels of risk-taking but to discourage excessive risk-taking. Based on the findings of the risk assessment performed at its November 2017 meeting, the Compensation Committee concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a materially adverse impact on us.

Compensation Committee Interlocks and Insider Participation

All members of our Compensation Committee are independent in accordance with NYSE listing standards. No member of the Compensation Committee (1) was, during the year ended December 31, 2017, or had previously been, an officer or employee of McDermott or any of its subsidiaries, or (2) had any material interest in a transaction of McDermott or a business relationship with, or any indebtedness to, McDermott. No interlocking relationship existed during the year ended December 31, 2017 between any member of the Board of Directors or the Compensation Committee and an executive officer of McDermott.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our common stock beneficially owned as of March 2, 2018 by each director or nominee as a director, each NEO, Ms. Hinrichs and all of our directors and executive officers as a group, including shares that those persons have the right to acquire within 60 days on the exercise of stock options and the vesting of restricted stock units.

Name	Shares that may be Acquired on Stock Option Exercise(1)	Shares that may be Acquired on the Vesting of RSUs(2)	Shares held in Thrift Plan(3)	Total Shares Beneficially Owned(4)
Linh Austin	—	37,090	—	116,913
Philippe Barril	—	—	—	9,964
John F. Bookout, III	—	—	—	347,455
David Dickson	—	247,279	—	1,357,569
Stephen G. Hanks	—	—	—	130,074
Erich Kaeser	—	—	—	38,693
Gary P. Luquette	—	—	—	98,015
Brian McLaughlin	10,245	13,847	—	89,834
Scott Munro	—	29,348	—	124,106
William H. Schumann, III	—	—	—	128,312
Mary Shafer-Malicki	—	—	—	120,244
Stuart A. Spence	—	59,347	—	374,236
David A. Trice	—	—	—	149,619
Liane K. Hinrichs(5)	114,750	—	2,839	488,138
All directors and executive officers as a group (19 persons)	146,211	410,649	4,105	3,751,047

(1)

This column includes shares of common stock that the director or NEO has the right to acquire within 60 days on the exercise of stock options. As of March 2, 2018, the share price of our common stock ($7.38) did not exceed the strike price of any of the stock option awards in this column.

(2)

This column includes shares of common stock that the NEO has the right to acquire within 60 days on the vesting of restricted stock units. This column does not take into account shares to be withheld for taxes on the vesting of the restricted stock units.

(3)	This column includes shares of common stock held in the NEO’s McDermott Thrift Plan account.
(4)

Shares beneficially owned by each individual in all cases constituted less than one percent of the outstanding shares of common stock on March 2, 2018, as determined in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares beneficially owned by all directors and executive officers as a group constituted approximately 1.32% of the outstanding shares of common stock on March 2, 2018.

(5)	The number of shares reported as beneficially owned by Ms. Hinrichs is as of her August 13, 2017 resignation from her position as Senior Vice President, General Counsel and Corporate Secretary.

Security Ownership of Certain Beneficial Owners

The following table furnishes information concerning all persons known by us to beneficially own 5% or more of our outstanding shares of common stock as of March 2, 2018, which is our only class of voting stock outstanding:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	BlackRock, Inc.	36,742,640(2)	12.89%
	55 East 52nd Street
	New York, NY 10055
Common Stock	The Vanguard Group	31,521,885(3)	11.05%
	100 Vanguard Blvd.
	Malvern, PA 19355
Common Stock	Dimensional Fund Advisors LP	23,996,879(4)	8.42%
	Building One
	6300 Bee Cave Road
	Austin, Texas, 78746
Common Stock	Fairpointe Capital LLC	16,699,289(5)	5.86%
	One N. Franklin, Ste 3300
	Chicago, IL 60606
Common Stock	LSV Asset Management	14,439,874(6)	5.06%
	155 N. Wacker Drive, Suite 4600
	Chicago, IL 60606

(1)	Percent is based on outstanding shares of our common stock on March 2, 2018.
(2)

As reported on the Schedule 13G/A filed with the SEC on January 23, 2018. The Schedule 13G/A reports beneficial ownership of 36,742,640 shares, sole voting power over 36,030,252 shares and sole dispositive power over 36,742,640 shares. The Schedule 13G/A further reports that various subsidiaries of BlackRock, Inc. beneficially own shares reported on by the filing and lists those subsidiaries.

(3)

As reported on the Schedule 13G/A filed with the SEC on February 8, 2018. The Schedule 13G/A reports beneficial ownership of 31,521,885 shares, sole voting power over 315,591 shares, shared voting power over 29,200 shares, sole dispositive power over 31,202,062 shares and shared dispositive power over 319,823 shares.

(4)

As reported on the Schedule 13G/A filed with the SEC on February 9, 2018. The Schedule 13G/A reports beneficial ownership of 23,996,879 shares, sole voting power over 23,311,619 shares and sole dispositive power over 23,996,879 shares.

(5)

As reported on the Schedule 13G/A filed with the SEC on February 7, 2018. The Schedule 13G/A reports beneficial ownership of 16,699,289 shares, sole voting power over 16,170,453 shares, sole dispositive power over 16,699,289 shares.

(6)

As reported on a Schedule 13G filed with the SEC on February 13, 2018. The Schedule 13G reports beneficial ownership of 14,439,874 shares, sole voting power over 9,054,122 shares and sole dispositive power over 14,439,874 shares.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transactions

We have adopted a written Related Person Transaction Policy applicable to any individual transaction or series of related transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:

●	McDermott or any of its subsidiaries is, was or will be a participant;
●	any related person (as defined in the policy) has, had or will have a direct or indirect material interest; and
●	the amount involved exceeds $120,000.

This policy requires directors, director nominees and executive officers to provide written notice to the General Counsel (“GC”) of any potential Related Person Transaction involving, directly or indirectly, him or her or any of his or her immediate family members. Additionally, each director, director nominee and executive officer must complete an annual questionnaire designed in part to elicit and evaluate information about potential related person transactions and any related person relationships. All related person transactions requiring compliance with the policy as determined by the GC must be presented to the Governance Committee for review, approval, ratification or other action. The Governance Committee will approve or ratify a related person transaction only if it determines that, under all of the circumstances, the transaction is not inconsistent with the best interests of McDermott. There were no such transactions found to be directly or indirectly material to a related person required by SEC rules to be disclosed in this Amendment.

Director Independence

The New York Stock Exchange (“NYSE”) listing standards require our Board of Directors to be comprised of at least a majority of independent directors. In 2015, however, the Board amended our Corporate Governance Guidelines to require that, with the exception of the Chief Executive Officer, the Board be comprised entirely of independent directors. For a director to be considered independent, our Board must determine that the director does not have any direct or indirect material relationship with us. To assist it in determining director independence, and as permitted by NYSE rules then in effect, the Board previously established categorical standards which conform to, or are more exacting than, the independence requirements in the NYSE listing standards. These standards are contained in our Corporate Governance Guidelines, which can be found on our Web site at www.mcdermott.com under “INVESTORS – Corporate Governance.”

Based on these independence standards, our Board of Directors has affirmatively determined that the following directors are independent and meet our categorical independence standards:

Philippe Barril	Gary P. Luquette
John F. Bookout, III	William H. Schumann, III
Stephen G. Hanks	Mary L. Shafer-Malicki
Erich Kaeser	David A. Trice

In determining the independence of the directors, our Board considered ordinary course transactions between us and other entities with which the directors are associated, none of which were determined to constitute a material relationship with us. Messrs. Barril, Bookout, Kaeser, Luquette, Schumann and Trice have no relationship with McDermott, except as a director and stockholder. Mr. Hanks and Ms. Shafer-Malicki are directors of entities with which we transact business in the ordinary course. Our Board also considered contributions by us to charitable organizations with which the directors were associated. No director is related to any executive or significant stockholder of McDermott, nor is any director, with the exception of Mr. Dickson, a current or former employee of McDermott.

Item 14. Principal Accountant Fees and Services

Audit Firm Fees

For the years ended December 31, 2017 and 2016, the aggregate fees billed to McDermott by Deloitte & Touche, LLP, including expenses and taxes, totaling $4,424,962 and $4,213,047, which can be categorized as follows:

	2017 ($)	2016 ($)
Audit Fees	3,256,446	3,520,809
The Audit fees for the years ended December 31, 2017 and 2016 were for professional services rendered for the audits of the consolidated financial statements of McDermott, the audit of McDermott’s internal control over financial reporting, statutory and subsidiary audits, reviews of the quarterly consolidated financial statements of McDermott and assistance with review of documents filed with the SEC.
Audit-Related Fees	149,215	34,722
The Audit-Related fees for the years ended December 31, 2017 and 2016 were for assurance and related services, employee benefit plan audits and advisory services related to Sarbanes-Oxley Section 404 compliance.
Tax Fees	1,019,301	657,516
The Tax fees for the years ended December 31, 2017 and 2016 were for professional services rendered for consultations on various U.S. federal, state and international tax matters, international tax compliance and tax planning, and assistance with tax examinations.
All Other Fees	0	0
During the years ended December 31, 2017 and December 31, 2016, there were no other services.
Total	4,424,962	4,213,047

It is the policy of our Audit Committee to preapprove all audit, review or attest engagements and permissible non-audit services to be performed by our independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 and the applicable rules and regulations of the SEC. Our Audit Committee did not rely on the de minimis exception for any of the fees disclosed above.

PART IV

Item 15. Exhibits, Financial Statement Schedule

The following documents are filed as part of this Annual Report or incorporated by reference:

I. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm*
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015*
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015*
Consolidated Balance Sheets as of December 31, 2017 and 2016*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015*
Consolidated Statements of Equity for the Years Ended December 31, 2016, 2016 and 2015*

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015*

*	Previously filed with the Original Filing

II. Consolidated Financial Statement Schedule

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related Notes contained in this Annual Report.

III. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Business Combination Agreement dated as of December 18, 2017 by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, Chicago Bridge & Iron Company N.V., Comet I B.V., Comet II B.V, CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 18, 2017 (File No. 1-08430)).

2.2	Amendment No. 1 and Partial Assignment and Assumption of Business Combination Agreement dated as of January 24, 2018 by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, McDermott Technology (2), B.V., McDermott Technology (3), B.V., Chicago Bridge & Iron Company N.V., Comet I B.V., Comet II B.V, CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 24, 2018 (File No. 1-08430)).

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

Exhibit Number	Description

3.2	McDermott International, Inc.’s Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (file No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock of McDermott International, Inc. (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Indenture, dated April 16, 2014, by and among McDermott International, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.2	Form of 8.000% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.3	Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on June 30, 2017 (File No. 1-08430)).

4.4	Intercreditor Agreement, dated April 16, 2014, by and among McDermott International, Inc., McDermott Finance L.L.C., the other Guarantors party thereto, Crédit Agricole Corporate and Investment Bank, as first priority agent, and Wells Fargo Bank, National Association, as second priority agent (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.5	Amended and Restated Pledge and Security Agreement, dated as of June 30, 2017, made by McDermott International, Inc. and the Guarantors referred to therein in favor of Crédit Agricole Corporate and Investment Bank, as collateral agent (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8 K filed on June 30, 2017 (File No. 1-08430)).

4.6	Form of Second Lien Pledge and Security Agreement, dated April 16, 2014, made by McDermott International, Inc. and the Guarantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 16, 2014 (File No. 1-08430)).

4.7	Indenture, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.8	First Supplemental Indenture dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association relating to Amortizing Notes included in Tangible Equity Units (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.9	Purchase Contract Agreement, dated April 7, 2014, between McDermott International, Inc. and U.S. Bank National Association, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

Exhibit Number	Description

4.10	Form of Unit for Tangible Equity Units (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.11	Form of Purchase Contract, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.12	Form of Amortizing Notes, relating to Tangible Equity Units (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 7, 2014 (File No. 1-08430)).

4.13	Assumption Agreement, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC and Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.14	First Supplemental Indenture and Guarantee, dated January 16, 2015, by and among North Ocean II KS, North Ocean II AS, McDermott Blackbird Holdings, LLC, McDermott International, Inc., as the Issuer, each other then-existing Guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent, registrar, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

4.15	Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.16	Second Supplemental Indenture and Guarantee, dated as of October 13, 2015, among Eldridge Pte. Ltd., McDermott International, Inc. as the issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.4 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.17	Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.18	Third Supplemental Indenture and Guarantee, dated as of January 27, 2017, among McDermott Asia Pacific Sdn. Bhd., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.25 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.19	Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

Exhibit Number	Description

4.20	Fourth Supplemental Indenture and Guarantee, dated as of February 15 2017, among McDermott (Amazon Chartering), Inc., McDermott International, Inc. as the Issuer, each existing guarantor under the Indenture, Wells Fargo Bank, National Association, as Trustee, paying agent and registrar, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.28 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.21	Assumption Agreement, dated September 29, 2017, by and among McDermott Asia Pacific Sdn. Bhd., Malmac Sdn. Bhd. and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent for the Credit Agreement. (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission upon its request.

Exhibit Number	Description

10.1*	2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.2*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and certain officers (incorporated by reference to Exhibit 10.10 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.3*	Form of Change in Control Agreement among McDermott International, Inc., J. Ray McDermott, Inc. and Liane K. Hinrichs (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-08430)).

10.4*	Form of 2009 LTIP Stock Option Grant Agreement for replacement grants in connection with the B&W spin-off (incorporated by reference to Exhibit 10.39 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.5	Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.6*	McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.7*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.8*	Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

Exhibit Number	Description

10.9*	Form of 2009 LTIP March 5, 2013 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.33 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.10*	Form of 2009 LTIP March 5, 2013 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.34 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.11*	Form of 2009 LTIP March 5, 2013 Retention Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.35 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.12*	Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.13*	Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.14*	Retention Restricted Stock Award Grant Agreement dated as of October 31, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.15*	Form of Retention Restricted Stock Unit Grant Agreement dated as of August 8, 2013 between McDermott International, Inc. and various employees (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.16*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.17*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.18*	McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.19*	McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.20*	Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

Exhibit Number	Description

10.21*	Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.22*	Form of 2015 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.23*	Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.24*	Form of 2016 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.25*	Form of Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No, 1-08430)).

10.26*	2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

10.27*	Form of 2016 Non-Employee Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No, 1-08430)).

10.28*	Form of 2014 Amended and Restated Performance Share Grant Agreement (incorporated by reference to Exhibit 10.30 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.29*	Form of 2017 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.30*	Form of 2017 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.31*	Separation Agreement dated effective August 8, 2017 by and between Liane K. Hinrichs and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 11, 2017 (File No. 1-08430)).

10.32**	Commitment Letter dated December 18, 2017 to which McDermott International, Inc., Barclays Bank PLC, Crédit Agricole Corporate and Investment Bank and Goldman Sachs Bank USA are parties (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 18, 2017 (File No. 1-08430)).

12.1**	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

21.1**	Significant Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer with respect to the Original Filing.

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer with respect to the Original Filing.

31.3	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer with respect to this Amendment.

31.4	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer with respect to this Amendment.

32.1**	Section 1350 certification of Chief Executive Officer.

32.2**	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document**

101.SCH XBRL	Taxonomy Extension Schema Document**

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document**

101.LAB XBRL	Taxonomy Extension Label Linkbase Document**

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document**

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	Incorporated by reference to the corresponding exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ John M. Freeman
March 7, 2018		John M. Freeman
Senior Vice President, General
Counsel and Corporate Secretary