Form 10-Q
period 2018-03-31
MCDERMOTT INTERNATIONAL INC
filed 2018-04-24
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding at April 20, 2018 was 285,899,713.

TABLE OF CONTENTS

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

CONSOLIDATED FINANCIAL STATEMENTS

PART I: Item 1—FINANCIAL INFORMATION

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months Ended March 31,
	2018	2017
	(In thousands, except share and per share amounts)
Revenues	$607,818	$519,431

Costs and Expenses:
Cost of operations	475,711	428,590
Research and development expenses	458	480
Selling, general and administrative expenses	48,934	36,533
Other operating (income) expenses, net	14,276	(2,211)
Operating income	68,439	56,039

Other expense:
Interest expense, net	(11,608)	(17,706)
Other non-operating income, net	1,719	560
Income before provision for income taxes	58,550	38,893

Provision for income taxes	20,715	10,771

Income before loss from Investments in Unconsolidated Affiliates	37,835	28,122

Loss from Investments in Unconsolidated Affiliates	(3,713)	(3,927)

Net income	34,122	24,195

Less: Net income (loss) attributable to noncontrolling interest	(1,067)	2,279
Net income attributable to McDermott	$35,189	$21,916

Net income per share attributable to McDermott
Basic	$0.12	$0.09
Diluted	$0.12	$0.08

Shares used in the computation of net income per share:
Basic	284,658,938	241,829,988
Diluted	285,050,524	282,285,595

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$34,122	$24,195
Other comprehensive income (loss):
Unrealized gain on investments	7	19
Gain on derivatives	230	2,135
Foreign currency translation	(596)	239
Total comprehensive income	33,763	26,588
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,067)	2,261
Comprehensive income attributable to McDermott	$34,830	$24,327

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$412,725	$390,263
Restricted cash and cash equivalents	6,074	17,929
Accounts receivable—trade, net	395,073	328,302
Accounts receivable—other	52,818	40,730
Contracts in progress	506,420	621,411
Other current assets	43,519	35,615
Total current assets	1,416,629	1,434,250
Property, plant and equipment	2,659,414	2,651,087
Less accumulated depreciation	(994,237)	(985,273)
Property, plant and equipment, net	1,665,177	1,665,814
Accounts receivable—long-term retainages	40,154	39,253
Investments in Unconsolidated Affiliates	5,318	7,501
Deferred income taxes	17,400	17,616
Other assets	55,970	58,386
Total assets	$3,200,648	$3,222,820

Liabilities and Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$24,264	$24,264
Accounts payable	191,561	279,109
Accrued liabilities	341,637	336,747
Advance billings on contracts	40,207	32,252
Income taxes payable	40,670	34,562
Total current liabilities	638,339	706,934
Long-term debt	512,994	512,713
Self-insurance	16,550	16,097
Pension liabilities	14,535	14,400
Non-current income taxes	63,798	62,881
Other liabilities	115,479	121,018
Total liabilities	1,361,695	1,434,043
Commitments and contingencies
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares;
issued 294,407,255 and 292,525,841 shares, respectively	294,407	292,526
Capital in excess of par value	1,657,744	1,663,091
Retained earnings/ (Accumulated deficit)	6,912	(48,221)
Accumulated other comprehensive loss	(50,807)	(50,448)
Treasury stock, at cost: 8,507,542 and 8,499,021 shares, respectively	(96,347)	(96,282)
Stockholders' Equity—McDermott	1,811,909	1,760,666
Noncontrolling interest	27,044	28,111
Total equity	1,838,953	1,788,777
Total liabilities and equity	$3,200,648	$3,222,820

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$34,122	$24,195
Non-cash items included in net income:
Depreciation and amortization	22,776	21,381
Stock-based compensation charges	6,642	4,637
Loss from investments in Unconsolidated Affiliates	3,713	3,927
Other non-cash items	2,642	2,990
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	(67,672)	161,321
Contracts in progress, net of Advance billings on contracts	142,890	(241,700)
Accounts payable	(89,641)	95,276
Accrued and other current liabilities	5,752	1,869
Other assets and liabilities, net	(24,128)	(25,444)
Total cash provided by operating activities	37,096	48,452

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,386)	(62,849)
Proceeds from asset dispositions	52	55,391
Investments in Unconsolidated Affiliates	(1,565)	-
Total cash used in investing activities	(19,899)	(7,458)

Cash flows from financing activities:
Repayment of debt	(103)	(5,167)
Repurchase of common stock	(6,513)	(6,614)
Other	(79)	-
Total cash used in financing activities	(6,695)	(11,781)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	105	213
Net increase in cash, cash equivalents and restricted cash	10,607	29,426
Cash, cash equivalents and restricted cash at beginning of period	408,192	612,333
Cash, cash equivalents and restricted cash at end of period	$418,799	$641,759

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(in thousands)
Balance at December 31, 2017	$292,526	$1,663,091	$(48,221)	$(50,448)	$(96,282)	$1,760,666	$28,111	$1,788,777
Adoption of ASC 606	-	-	19,944	-	-	19,944	-	19,944
Balance at January 1, 2018	292,526	1,663,091	(28,277)	(50,448)	(96,282)	1,780,610	28,111	1,808,721
Net income	-	-	35,189	-	-	35,189	(1,067)	34,122
Other comprehensive loss, net of tax	-	-	-	(359)	-	(359)	-	(359)
Common stock issued	2,740	(2,740)	-	-	-	-	-	-
Stock-based compensation charges	-	2,982	-	-	-	2,982	-	2,982
Purchase of treasury shares	-	-	-	-	(6,513)	(6,513)	-	(6,513)
Retirement of common stock	(859)	(5,589)	-	-	6,448	-	-	-
Balance at March 31, 2018	$294,407	$1,657,744	$6,912	$(50,807)	$(96,347)	$1,811,909	$27,044	$1,838,953

See accompanying Notes to the Consolidated Financial Statements.

5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

McDermott International, Inc., a corporation incorporated under the laws of the Republic of Panama in 1959, is a leading provider of integrated engineering, procurement, construction and installation (“EPCI”), front-end engineering and design (“FEED”) and module fabrication services for upstream field developments worldwide.  We deliver fixed and floating production facilities, pipeline installations and subsea systems from concept to commissioning for complex offshore and subsea oil and gas projects. Operating in approximately 20 countries across the Americas, Europe, Africa, Asia and Australia, our integrated resources include a diversified fleet of marine vessels, fabrication facilities and engineering offices. We support our activities with comprehensive project management and procurement services, while utilizing our fully integrated capabilities in both shallow water and deepwater construction. Our customers include national, major integrated and other oil and gas companies, and we operate in most major offshore oil and gas producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. In these Notes to our Consolidated Financial Statements, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “2017 Form 10-K”).

Classification

Certain prior year amounts have been reclassified for consistency with the current year presentation. Previously reported Consolidated Financial Statements have been adjusted to reflect those changes.

Recently Issued and Adopted Accounting Guidance

Revenue from Contracts with Customers (ASC Topic 606)—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to revenue recognition which supersedes most of the existing revenue recognition requirements in U.S. GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, reporting gross versus net revenue and narrow-scope revisions and practical expedients.

Adoption—We adopted the new standard on January 1, 2018 (the “initial application” date):

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
7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant changes to our accounting policies as a result of adopting of the new standard are discussed below:

•

We measure transfer of control utilizing an input method to measure progress for individual contracts or combinations of contracts based on the total cost of materials, labor, equipment and vessel operating costs and other costs incurred as applicable to each contract. Previously, under ASC Topic 605-35, Construction-Type and Production-Type Contracts  (the “legacy GAAP”), we generally excluded certain costs from the cost-to-cost method of measuring project progress, such as significant costs for procured materials and third-party subcontractors;

•

Our Consolidated Balance Sheet no longer reflect assets related to cost incurred in excess of cost recognized. Under legacy GAAP, we generally excluded certain costs from our cost-to-cost method of measuring progress towards completion, such as significant costs for procured materials and third-party subcontractors, which resulted in the recognition of cost incurred in excess of cost recognized as an asset on our Consolidated Financial Statements.

•

Variable consideration, including change orders, claims, bonus, incentive fees and liquidated damages or penalties will be included in the estimated contract revenue at the most likely amount to which we expect to be entitled. We will include variable consideration in the estimated transaction price to the extent we concluded that it is probable a significant revenue reversal will not occur or when the uncertainty associated with the variable consideration is resolved.

Revenue Recognition

Contracts―Our revenue is typically derived from long-term contracts that can span several years. We determine the appropriate accounting treatment for each of our contracts with customers before work on the project begins. We generally recognize contract revenues and related costs over-time.

Performance Obligation Satisfied Over Time―A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are generally satisfied over time as work progresses because of continuous transfer of control to the customer. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the stand-alone selling price of each distinct good or service in the contract.

Method to Measure Progress—We measure transfer of control utilizing an input method to measure progress for individual contracts or combinations of contracts based on the cost incurred to total cost of materials, labor, equipment and vessel operating costs and other costs as applicable to each contract. These costs, once incurred, are considered a measure of progress and are expensed in the period in which they are incurred. Costs incurred prior to a project award, are generally expensed during the period in which they are incurred.

Total estimated project costs and resulting contract income are affected by changes in the expected cost of materials and labor, productivity, vessel costs, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of revenue and income recognition.  Changes in total estimated contract cost and losses, if any, are recognized in the period they are determined.

Performance Obligation Satisfied at a Point-in-Time Method—Contracts with performance obligations that do not meet the criteria to be recognized over time are required to be recognized “at a point-in-time”, whereby revenue and gross profit is recognized only when a performance obligation is complete and a customer has obtained control of a promised asset. For contracts with revenues recognized at a point-in-time, we consider physical possession of the asset, legal transfer of title, significant risk rewards of ownership, customer acceptance and our rights to payment in determining when a performance obligation is complete.

Remaining Performance Obligations (“RPOs”)―RPOs represent the dollar amount of revenues we expect to recognize in the future from contracts that are in progress. These amounts are presented in U.S. dollars. Currency risks associated with RPOs that are not mitigated within the contracts are generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. We do not include expected revenues of contracts related to unconsolidated joint ventures in our RPOs, except to the extent of any contract awards we receive from those joint ventures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RPOs may not be indicative of future operating results, and projects included in RPOs may be cancelled, modified or otherwise altered by customers.

Variable Consideration―The nature of our contracts gives rise to several types of variable consideration, including unpriced change orders, claims, bonuses, incentive fees and liquidated damages or penalties. We estimate variable consideration based on the most likely amount to which we expect to be entitled. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of changes in our estimates of variable consideration on the transaction price is recognized as an adjustment to revenues (either as an increase in or a reduction of revenues) on a cumulative catch-up basis.

•

Change Orders―Change orders, which are a normal and recurring part of our business, can increase the future scope and cost of a project. Most of our change orders are not distinct from the existing contract and are accounted for as part of that existing contract. The effect of a change order on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenues (either as an increase in or a reduction of revenues) on a cumulative catch-up basis.

Change orders that may not be approved by the customer until the later stages of a contract or subsequent to the date a project is completed could significantly affect gross profit on a contract. Revenues from unapproved change orders are generally recognized to the extent of the amounts we expect to recover, consistent with our Variable Consideration policy discussed above. If it is probable that a reversal of revenues will occur, the costs attributable to change orders are treated as contract costs without incremental revenues. To the extent change orders included in the price are not resolved in our favor, there could be reductions in, or reversals of previously reported amounts of, revenues and profits, and charges against current earnings, which could be material.

•

Claims Revenue—Claims revenue may relate to various factors, including the procurement of materials, equipment performance failures, change order disputes or schedule disruptions and other delays, including factors outside of our control, therefore we believe we are entitled to additional compensation. Claims revenue, when recorded, is only recorded to the extent of the amounts we expect to recover. We include certain unapproved claims in the transaction price when the claims are legally enforceable, we consider collection to be probable and believe we can reliably estimate the ultimate value. Amounts attributable to unpriced change orders are not included in claims. We continue to engage in negotiations with our customers on our outstanding claims. However, these claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. Claims are generally negotiated over the course of the respective projects, many of which are long-term in nature.

Warranties―Our contracts include assurance-type warranties that our performance is free from material defect and consistent with the specifications of our contracts, which do not give rise to a separate performance obligation.

Adoption of the new revenue standard resulted in changes to the timing of revenue recognition and in the reclassification between financial statement line items. See Note 3, Revenue Recognition, for further discussion.

Pension and Postretirement Benefits—In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. This ASU requires bifurcation of certain components of net pension and postretirement benefit cost in the Consolidated Statements of Operations. We adopted this ASU effective as of January 1, 2018. As a result, benefit costs, excluding service costs component, previously included in Selling, general and administrate expenses, are now included in Other non-operating income (expense), net in our Consolidated Statements of Operations. All comparable periods presented have been retrospectively revised to reflect this change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Guidance Issued But Not Adopted as of March 31, 2018

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

In connection with the Business Combination Agreement, we entered into or received commitment letters (including the exhibits and other attachments thereto, and together with any amendments, modifications or supplements thereto, the “Commitment Letters”) from certain financial institutions to provide debt financing for the Combination.  Pursuant to the Commitment Letters, as amended and restated through the date of this report, we expect the following financing arrangements to be reflected in a new credit agreement to be entered into by certain of our subsidiaries (the “Borrowers”) on or before the closing of the Combination (the “New Credit Agreement”):

•

a senior secured revolving credit facility providing for revolving credit borrowings and letters of credit in an aggregate principal or face amount of $1.0 billion outstanding at any one time (the “Revolving Facility”);

•	a senior secured letter of credit facility providing for letters of credit in the aggregate face amount of $1.39 billion outstanding at any one time (the “LC Facility”); and
10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•

a senior secured term loan facility providing for borrowings in the aggregate principal amount of $2.26 billion (the “Term Facility”), $319 million of which will be deposited into a cash collateral account to secure reimbursement obligations in respect of up to $310 million of letters of credit issuable under the Term Facility.

In addition, on April 18, 2018, McDermott Escrow 1, Inc. and McDermott Escrow 2, Inc. (together, the “Escrow Issuers”) completed the previously announced offering of $1.3 billion in aggregate principal amount of 10.625% senior unsecured notes due 2024 (the “2024 Notes”).  The Escrow Issuers represent variable interest entities which will be consolidated by McDermott International, Inc. beginning in the second quarter of 2018. The 2024 Notes were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act.  The 2024 Notes were issued pursuant to an Indenture, dated April 18, 2018 (the “Indenture”), by and among the Escrow Issuers and Wells Fargo Bank, National Association, as trustee.  The 2024 Notes are scheduled to mature on May 1, 2024.

Pursuant to an escrow agreement (the “Escrow Agreement”), by and among the Escrow Issuers and Wells Fargo Bank, National Association, as escrow agent (the “Escrow Agent”), the proceeds of the offering of the 2024 Notes, together with approximately $28 million, to provide funds sufficient to pay interest on the 2024 Notes through June 29, 2018, were deposited into a segregated escrow account with the Escrow Agent.  The funds will remain in escrow until the date on which certain escrow conditions are satisfied and the escrow proceeds are released (the “Escrow Conditions”).  Concurrent with the satisfaction of the Escrow Conditions, the Escrow Issuers will merge with and into McDermott Technology (Americas), Inc. (“McDermott Technology (Americas)”) and McDermott Technology (US), Inc. (together with McDermott Technology (Americas), the “Post-Merger Co-Issuers”), with each Post-Merger Co-Issuer being a surviving entity that will assume, by operation of law, the obligations of the applicable Escrow Issuer under the 2024 Notes.  Each of the Post-Merger Co-Issuers is a wholly owned subsidiary of McDermott International, Inc.

The 2024 Notes will be subject to a special mandatory redemption at a redemption price equal to 100% of the initial issue price of the 2024 Notes plus accrued interest to, but not including, the redemption date if the Escrow Conditions are not satisfied or the Escrow Issuers determine in their discretion that the Escrow Conditions are incapable of being satisfied on or prior to June 29, 2018.

The proceeds of the offering of the 2024 Notes and loans under the New Credit Agreement are intended to be used: (a) on the closing date for the Combination (the “Effective Date”) to (1) consummate the Combination, including the repayment of certain existing indebtedness of CBI and its subsidiaries, (2) redeem Outstanding Senior Secured Notes, (3) prepay existing indebtedness under, and to terminate in full, the Current Credit Agreement (as defined in Note 8, Debt), and (4) pay fees and expenses in connection with the Combination, the New Credit Agreement and the issuance of the 2024 Notes; and (b) for working capital and other general corporate purposes.  On the Effective Date, certain existing letters of credit outstanding under the Current Credit Agreement and certain existing letters of credit outstanding under CBI’s existing credit facilities will be deemed issued under the New Credit Agreement, and letters of credit will be issued under the New Credit Agreement to backstop certain other existing letters of credit issued for the account of McDermott International, Inc., CBI and their respective subsidiaries and affiliates.

The Revolving Facility and the LC Facility are expected to mature on the fifth annual anniversary of the Effective Date.  The Term Facility is expected to mature on the seventh annual anniversary of the Effective Date, unless on the date that is six months prior to the scheduled maturity date of the 2024 Notes, more than $350 million of the 2024 Notes are outstanding and our secured leverage ratio (as defined in the New Credit Agreement) is greater than or equal to 1.00 to 1.00, in which case the Term Facility will mature on such date.

From and after the Effective Date the indebtedness and other obligations under the New Credit Agreement, the 2024 Notes and the Indenture will be unconditionally guaranteed on a senior secured basis by McDermott International, Inc. and substantially all of its wholly owned subsidiaries, including wholly owned subsidiaries resulting from the consummation of the Combination (collectively, the “Guarantors”), other than its captive insurance subsidiary and certain other designated or immaterial subsidiaries. From and after the Effective Date, the obligations under the New Credit Agreement will be secured by first-priority liens on substantially all of the Borrowers’ and the Guarantors’ assets.

The New Credit Agreement is expected to include provisions for mandatory commitment reductions and prepayments in connection with, among other events and circumstances, certain asset sales and casualty events.  In addition, we will be required to make an annual prepayment of term loans under the Term Facility and thereafter cash collateralize letters of credit issued under the Revolving Facility and the LC Facility with 75% of excess cash flow (as defined in the New Credit Agreement), reducing to 50% of excess cash flow and 25% of excess cash flow depending on our secured leverage ratio.  The New Credit Agreement is expected to require the Borrowers to prepay the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to approximately $6 million.  The New Credit Agreement is expected to otherwise only require periodic interest payments until maturity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revolving loans under the Revolving Facility are expected to bear interest at the Borrowers’ option at either the Eurodollar rate (as defined in the New Credit Agreement) plus a margin ranging from 3.75% to 4.25% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the 30-day Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 2.75% to 3.25% per year. The applicable margin will vary depending on our leverage ratio (as defined in the New Credit Agreement).  Term loans under the Term Facility are expected to bear interest at the Borrowers’ option at either the Eurodollar rate plus a margin of 5.00% per year or the base rate plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate.  The Borrowers are expected to be charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Facility and the LC Facility.  Additionally, with respect to all letters of credit outstanding under the New Credit Agreement, the Borrowers are expected to be charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the New Credit Agreement, a participation fee of (1) between 3.75% to 4.25% per year in respect of financial letters of credit and (2) between 1.875% to 2.125% per year in respect of performance letters of credit, in each case depending on our leverage ratio. The Borrowers are also expected to be required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the New Credit Agreement.  On the Effective Date, we will be required to pay upfront fees, ticking fees, commitment fees, arrangement fees and other fees to certain lenders, arrangers and agents of the New Credit Agreement.

The New Credit Agreement is expected to include the following financial covenants that will be tested on a quarterly basis, commencing September 30, 2018:

•	a minimum permitted fixed charge coverage ratio (as defined in the New Credit Agreement) of 1.50 to 1.00;
•

a maximum permitted leverage ratio of (1) 4.25 to 1.00 for each fiscal quarter ending on or before September 30, 2019, (2) 4.00 to 1.00 for the fiscal quarter ending December  31, 2019, (3) 3.75 to 1.00 for each fiscal quarter ending after December 31, 2019 and on or before December 31, 2020, (4) 3.50 to 1.00 for each fiscal quarter ending after December 31, 2020 and on or before December 31, 2021 and (5) 3.25 to 1.00 for each fiscal quarter ending after December 31, 2021; and

•

a minimum liquidity (as defined in the New Credit Agreement, but generally meaning the sum of our cash and cash equivalents plus unused commitments under the New Credit Agreement available for revolving borrowings) requirement of $200 million.

In addition, the New Credit Agreement and the Indenture contain various covenants that, among other restrictions, will limit the ability of McDermott International, Inc. and each of its restricted subsidiaries to:

•	incur or assume indebtedness;
•	grant or assume liens;
•	make acquisitions or engage in mergers;
•	sell, transfer, assign or convey assets;
•	make investments;
•	repurchase equity and make dividends and certain other restricted payments;
•	change the nature of its business;
•	engage in transactions with affiliates;
•	enter into burdensome agreements;
•	modify its organizational documents;
•	enter into sale and leaseback transactions;
•	make capital expenditures;
•	enter into speculative hedging contracts; and
•	make prepayments on certain junior debt.
12

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Indenture contains, and the New Credit Agreement is expected to contain, provisions relating to events of default that we believe are customary for similar financing arrangements.

During the first quarter of 2018, $11 million of costs associated with the Combination were expensed as incurred and were reported in Other operating (income) (expense) in our Consolidated Statements of Operations. Those costs included advisors’ professional fees and integration costs related to the Combination.

NOTE 3—REVENUE RECOGNITION

Effect of ASC Topic 606 Adoption―The cumulative effect of adopting ASC 606 due to change in method to measure project progress, as discussed in Note 1, Basis Of Presentation and Significant Accounting Policies, is as follows:

	Impact of ASC 606 adoption
	Legacy GAAP	Adjustment	As reported
	(In thousands)
Consolidated Statements of Operations for the quarter ended March 31, 2018
Revenues	$590,307	$17,511	$607,818
Cost of operations	459,991	15,720	475,711

Operating Income	66,648	1,791	68,439

Provision for income taxes	19,979	736	20,715

Net income	34,134	1,055	35,189

Consolidated Balance Sheets as of March 31, 2018
Assets
Current assets:
Contracts in progress	493,750	12,670	506,420

Liabilities and equity
Current liabilities:
Advance billings on contracts	49,310	(9,103)	40,207
Income taxes payable	39,934	736	40,670

Stockholders' equity:
Retained earnings (Accumulated deficit)	(14,125)	21,037	6,912

(1) Includes $20 million of cumulative catch-up adjustment to opening Retained earnings (Accumulated deficit) on January 1, 2018, upon adoption of ASC 606.

Remaining performance obligations (“RPOs”)―Our RPOs are generally satisfied over time as work progresses under our contracts with customers. As of March 31, 2018, we had $3.4 billion of RPOs. The following table summarizes changes to our RPOs (in thousands):

RPOs at December 31, 2017	$3,901,443
ASC 606 cumulative effect adjustment at January 1, 2018	(228,126)
RPOs at January 1, 2018	3,673,317
Bookings from new contracts	193,170
Additions on existing contracts, net	128,004
Less: Amounts recognized in revenues	607,818
RPOs at March 31, 2018 (1)	$3,386,673
(1)	At March 31, 2018, approximately 48% of our RPOs were attributable to Saudi Aramco
13

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our RPOs by segment were as follows:

	March 31, 2018
	(in approximate millions)
AEA	$969	28%
MEA	2,021	60%
ASA	397	12%
Total	$3,387	100%

Of the March 31, 2018 RPOs, we expect to recognize revenues as follows:

	2018	2019	Thereafter
	(in approximate millions)
Total RPOs	$1,826	$1,252	$309

Contract types―We execute our contracts using a variety of pricing models, including fixed-price, unit-basis, cost-plus, or some combination of those methods, with fixed-price being the most prevalent. Additional detail regarding our revenues by contract types is disclosed in Note 16, Segment Reporting.

Change orders—As of March 31, 2018 and 2017, variable consideration associated with unapproved change orders that have been included in transaction prices aggregated to approximately $110 million and $118 million, of which approximately $8 million and $12 million were included in RPOs, respectively.

Claims Revenue―As of March 31, 2018, there were no material claims revenues included in operating results. The amount of revenues included in our transaction prices associated with claims as of March 31, 2018 and 2017 was $10 million, all in our Middle East segment. Claim amounts are determined based on various factors, including our analysis of the underlying contractual language and our experience in making and resolving claims. Our unconsolidated joint ventures did not include any material claims revenues or associated costs in their financial results for the three months ended March 31, 2018 and 2017.

None of the claims as of March 31, 2018, whether material or immaterial, were the subject of any litigation proceedings. We continue to actively engage in negotiations with our customers on our outstanding claims. These claims may be resolved at amounts that differ from our current estimates, which could result in increases or decreases in future estimated contract profits or losses. However, we currently do not expect any significant reversals of revenues.

Loss Recognition―A risk associated with fixed-priced contracts is that revenue from customers may not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor and vessel productivity, vessel repair requirements, weather downtime, subcontractor or supplier performance, pipeline lay rates or steel and other raw material prices and penalties associated with missed completion deadlines.  For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in cost of operations in the Consolidated Statements of Operations. It is possible that these estimates could change due to unforeseen events such as changes in productivity, actual downtime and the resolution of change orders and claims with the customers, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

In our Consolidated Balance Sheets, the provision for estimated losses on all active uncompleted projects is included in “Advance billings on contracts.”

There were no material active projects as of March 31, 2018 which we determined to be in a substantial loss position.

The provision for estimated losses on all active uncompleted projects in our Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 were not material.

14

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—USE OF ESTIMATES

The following is a discussion of our most significant changes in cost estimates that impacted segment operating income for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018

Segment operating income was positively impacted by favorable changes in estimates totaling approximately $37 million in our Middle East (“MEA”) and Asia (“ASA”) segments, which were partially offset by $2 million of net unfavorable changes in estimates in our Americas, Europe and Africa (“AEA”) segment.

MEA—This segment was positively impacted by favorable changes in estimates aggregating approximately $30 million, primarily due to:

•	cost savings associated with fabrication, procurement and marine campaigns on two Saudi Aramco lump-sum EPCI projects under the second Saudi Aramco Long Term Agreement (“LTA II”);
•

savings associated with marine campaigns, reimbursement for costs incurred and reduction in estimated costs to complete on multiple projects in the Middle East, none of which were individually material.

Those favorable changes in estimates were partially offset by higher estimated costs associated with:

•	hook-up and marine campaigns on two Saudi Aramco projects; and
•	standby equipment and mechanical equipment downtime on Middle East projects.

ASA—This segment was positively impacted by favorable changes in estimates aggregating approximately $9 million, primarily due to reduction in estimates of costs to complete several active projects. Those favorable changes in estimates were partially offset by additional costs associated with weather downtime on two active projects.

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

At December 31, 2016, on the Ichthys project in Australia, we reported a $34 million increase in our estimated costs at completion due to a failure identified in a supplier-provided subsea-pipe connector component that we had previously installed, and we identified possible additional increases of up to $10 million, due to potential need for alternative installation methods. We investigated the cause of the failure and developed a remediation plan in conjunction with the customer. We commenced offshore replacement in June 2017 through a diving intervention method and completed the replacement in 2017. The costs to replace the supplier-provided subsea-pipe connector component were less than our December 31, 2016 estimate. The project remains in an overall profitable position.

15

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$412,725	$390,263
Restricted cash and cash equivalents	6,074	17,929
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$418,799	$408,192

A majority of our restricted cash balances serve as collateral for letters of credit, discussed in Note 8, Debt.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―A summary of contract receivables is as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Contract receivables	$313,758	$225,974
Retainages	98,551	119,550
Less allowances	(17,236)	(17,222)
Accounts receivable—trade, net	$395,073	$328,302

Retainages—Contract retainages generally represent amounts withheld by our customers until project completion, in accordance with the terms of the applicable contracts. The following is a summary of retainages on our contracts:

	March 31, 2018	December 31, 2017
	(In thousands)
Retainages expected to be collected within one year	$98,551	$119,550
Retainages expected to be collected after one year	40,154	39,253
Total retainages	$138,705	$158,803

NOTE 7—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Contracts in progress, assets—include unbilled amounts typically resulting from revenue recognized exceeding the amount billed to the customer. We bill our customers as work progresses in accordance with agreed-upon contractual terms, mostly upon achievement of contractual milestones. Billing occurring subsequent to revenue recognition results in contract assets. Contract assets may not exceed their net realizable value and are classified as current. We expect to invoice customers for all unbilled revenues. Our payment terms are generally for less than 12 months and our contracts typically do not include a significant financing component.

Advance billings on contracts—include billings to customers that exceed revenues recognized. Most long-term contracts contain provisions for progress payments. Billing occurring prior to revenue recognition results in contract liabilities.

As of March 31, 2018, Contracts in progress, assets and Advance billings on contracts include balances associated with excess of costs recognized over cost incurred on those contracts that are substantially complete at the date of initial application of ASC Topic 606.

16

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prior to the adoption of ASC Topic 606, certain costs, such as significant costs for materials and third-party subcontractors, were excluded from our cost-to-cost method of measuring progress for revenue recognition, which resulted in the recognition of an asset related to cost incurred in excess of cost recognized. As a result of our adoption of ASC Topic 606 effective January 1, 2018, we now measure transfer of control utilizing an input method to measure progress for individual contracts or combinations of contracts based on the total cost of materials, labor, equipment and vessel operating costs and other costs incurred as applicable to each contract.

Our contract assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows and are reflective of the accounting treatment in effect as of each reporting date:

	March 31, 2018	December 31, 2017
	(In thousands)
Costs incurred less costs of revenues recognized	$(3,228)	$98,127
Revenues recognized less billings to customers	509,648	523,284
Contracts in Progress, assets	506,420	621,411

Billings to customers less revenues recognized	28,279	45,661
Costs incurred less costs of revenues recognized	11,928	(13,409)
Advance billings on contracts	40,207	32,252

For the three-months ended March 31, 2018, we recognized $66 million of revenues due to changes in transaction price associated with performance obligations satisfied in prior periods, primarily in our ASA segment. The change in transaction price primarily relates to reimbursement of costs incurred in prior periods.

Revenues recognized for the three-month period ended March 31, 2018 with respect to amounts included in our Advance billings on contracts balance as of December 31, 2017 was $38 million.

NOTE 8—DEBT

The carrying values of our long-term debt obligations, net of unamortized debt issuance costs of $5 million as of March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Senior Notes	$495,383	$495,000
North Ocean 105 construction financing	24,511	24,511
Vendor equipment financing	15,686	15,686
Other, including capital lease obligations	1,678	1,780
	537,258	536,977
Less: Amounts due within one year	24,264	24,264
Total long-term debt	$512,994	$512,713

17

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 30, 2017, we amended and restated our credit agreement dated April 16, 2014, by entering into an Amended and Restated Credit Agreement (the “Current Credit Agreement”) with a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent.  Available capacity under the Current Credit Agreement is as follows:

	Capacity	Utilized
		March 31, 2018	December 31, 2017
	(In millions)
Letters of Credit(1)	$510	$390	$407
Revolving Credit Facility/ Letters of Credit	300	-	-

(1)	Includes $19 million of financial letters of credit as of March 31, 2018 and as of December 31, 2017.

During the first quarter of 2018, the maximum amount of cash collateral used to support bilateral letters of credit was $122 million.

Senior Secured Notes—On April 9, 2018, in connection with the financings referred to in Note 2, Business Combination Agreement with Chicago Bridge & Iron Company N.V. (“CB&I”), we gave a conditional notice for full optional redemption of all our outstanding senior secured notes due 2021 (the “Outstanding Senior Secured Notes”) on May 10, 2018, which date is subject to extension through June 8, 2018. The redemption price will be equal to 102% of the aggregate principal amount of the Outstanding Senior Secured Notes, plus accrued and unpaid interest. The redemption is subject to our depositing, with the trustee for the Outstanding Senior Secured Notes, funds sufficient to pay the redemption price for all of the Outstanding Senior Secured Notes, plus accrued and unpaid interest.

Uncommitted Bilateral Credit Facilities—We are party to a number of short-term uncommitted bilateral credit facilities (the “Uncommitted Facilities”) across several geographic regions, as follows:

	March 31, 2018		December 31, 2017
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit	$875	$545	$725	$572
Surety Bonds	300	48	300	49
Bilateral arrangements to issue cash collateralized letters of credit	175	6	175	18

As of March 31, 2018, we were in compliance with all of the financial covenants set forth in the Current Credit Agreement.

See Note 12, Debt, included in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information relating to our outstanding debt.

NOTE 9—PENSION AND POSTRETIREMENT BENEFITS

Net periodic benefit cost or gain recognized during each period presented relates to expected return on plan assets, net of interest costs, for our qualified defined benefit pension plan and several of our non-qualified supplemental defined benefit pension plans (the “Domestic Plans”) and our J. Ray McDermott, S.A. Third Country National Employees Pension Plan (the “TCN Plan”).

	Domestic Plans		TCN Plan
	Three Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Interest cost	$4,433	$4,991	$-	$290
Expected return on plan assets	(4,672)	(4,907)	(11)	(345)
Net periodic benefit cost (gain)	$(239)	$84	$(11)	$(55)
18

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2017 the TCN plan was amended to issue lump-sum distributions of certain accrued benefits or allow transfer of such benefits into the defined contribution plan. As of December 31, 2017 all investments in the TCN plan trust were converted to cash and cash equivalents to facilitate settlements. Settlements are expected to be completed by the end of 2018. As of March 31, 2018, total benefits remaining under the plan were approximately $20 million.

We recognize mark-to-market fair value adjustments on defined benefit plans in our Consolidated Statements of Operations in the fourth quarter of each year.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments primarily to hedge certain firm purchase commitments and forecasted transactions denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either: (1) deferred as a component of Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings. At inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. Gains and losses on derivative financial instruments which are immediately recognized in earnings are included as a component of Other non-operating income (expense), net, in our Consolidated Statements of Operations.

As of March 31, 2018, the majority of our foreign currency forward contracts were designated as cash flow hedging instruments. In addition, we deferred approximately $2 million of net losses on those derivative financial instruments in AOCI, and we expect to reclassify approximately $0.2 million of deferred losses out of AOCI by March 31, 2019, as hedged items are recognized in earnings. The notional value of our outstanding derivative contracts totaled $199 million at March 31, 2018, with maturities extending through June 2020. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of March 31, 2018, the fair value of these contracts was in a net asset position totaling approximately $1 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

The following tables summarize our derivative financial instruments:

Asset and Liability Derivatives

	March 31, 2018	December 31, 2017
	(in thousands)
Derivatives Designated as Hedges:
Location:
Accounts receivable-other	$1,788	$2,232
Other assets	56	66
Total derivatives asset	$1,844	$2,298

Accounts payable	$925	$618
Other liabilities	8	-
Total derivatives liability	$933	$618
19

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Effects of Derivative Instruments on our Financial Statements

	March 31,
	2018	2017
	(in thousands)
Derivatives Designated as Hedges:
Amount of gain (loss) recognized in other comprehensive income (loss)	$481	$5,602
Gain reclassified from AOCI to Cost of operations	(238)	(3,515)
Ineffective portion and amount excluded from effectiveness testing: gain (loss) recognized in Other non-operating income (expense)	310	305

NOTE 11—FAIR VALUE MEASUREMENTS

The following table presents the financial instruments outstanding as of March 31, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and financial instruments that are not measured at fair value on a recurring basis.

	March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Recurring
Forward contracts	$911	$911	$-	$911	$-
Financial instruments not measured at fair value
Debt	(537,258)	(552,651)	-	(510,460)	(42,191)

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Recurring
Forward contracts	$1,680	$1,680	$-	$1,680	$-
Financial instruments not measured at fair value
Debt	(536,977)	(558,077)	-	(515,735)	(42,342)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Forward contracts—The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value forward contracts, which discounts future cash flows based on current market expectations and credit risk.

NOTE 12—INCOME TAXES

Our effective income tax rate for the first quarter of 2018 was 35.4% compared with 27.7% for the first quarter 2017.  The increase in the provision for income taxes was primarily driven by increased income in the quarter coupled with losses in certain jurisdictions where we did not recognize a tax benefit.  The increase was partially offset by income in favorable tax jurisdictions.

For the three-month period ended March 31, 2018, the Company is utilizing the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period is being reported. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

Due to the impact of ongoing tax losses in the U.S. and the corresponding valuation allowance on our U.S. net deferred tax asset position, the new provisions from U.S. tax reform enacted in December 2017 and taking effect in 2018 are not expected to have a material impact on our 2018 tax position.

NOTE 13—STOCKHOLDERS’ EQUITY

The changes in the number of shares outstanding and treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2018	2017
Shares outstanding
Beginning balance	284,026,820	241,388,277
Common stock issued	2,740,096	2,586,578
Purchase of common stock	(867,203)	(933,060)
Ending balance	285,899,713	243,041,795

Shares held as Treasury shares
Beginning balance	8,499,021	8,302,004
Purchase of common stock	867,203	933,060
Retirement of common stock	(858,682)	(787,267)
Ending balance	8,507,542	8,447,797

Ordinary shares issued at the end of the period	294,407,255	251,489,592

Accumulated Other Comprehensive Income (Loss)—the components of AOCI included in stockholders’ equity are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Foreign currency translation adjustments ("CTA")	$(49,621)	$(49,025)
Net unrealized gain on investments	400	393
Net unrealized loss on derivative financial instruments	(1,586)	(1,816)
Accumulated other comprehensive loss	$(50,807)	$(50,448)
21

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Unrealized holding gain (loss) on investments	Gain (loss) on derivative (1)		TOTAL
	(In thousands)
Balance, January 1, 2017	$(42,082)	$269	$(25,082)		$(66,895)
Other comprehensive income before reclassification	239	19	5,602		5,860
Amounts reclassified from AOCI	-	-	(3,449)	(2)	(3,449)
Net current period other comprehensive income	239	19	2,153		2,411
Balance, March 31, 2017	$(41,843)	$288	$(22,929)		$(64,484)

Balance, January 1, 2018	$(49,025)	$393	$(1,816)		$(50,448)
Other comprehensive income before reclassification	(596)	7	481		(108)
Amounts reclassified from AOCI	-	-	(251)	(2)	(251)
Net current period other comprehensive income	(596)	7	230		(359)
Balance, March 31, 2018	$(49,621)	$400	$(1,586)		$(50,807)

(1)	Refer to Note 10, Derivative Financial Instruments, for additional details
(2)	Reclassified to Cost of operations and Other non-operating income (expense), net

NOTE 14—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Net income attributable to McDermott	$35,189	$21,916

Weighted average common stock (basic)	284,658,938	241,829,988
Effect of dilutive securities:
Tangible equity units	-	38,000,936
Stock options, restricted stock and restricted stock units	391,586	2,454,671
Potential dilutive common stock	285,050,524	282,285,595

Net income per share attributable to McDermott
Basic:	$0.12	$0.09
Diluted:	$0.12	$0.08

Approximately 1 million and 2 million shares underlying outstanding stock-based awards for the three months ended March 31, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share during those periods because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15—COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Combination Related Lawsuits—In January, February and March 2018, five shareholders of CB&I filed separate lawsuits under the federal securities laws in the United States District Court for the Southern District of Texas challenging the accuracy of the disclosures made in the registration statement we and a subsidiary of CB&I filed in connection with the Combination (the “Registration Statement”).  The cases are captioned (1) McIntyre v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00273 (S.D. Tex.) (the “McIntyre Action”); (2) The George Leon Family Trust v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00314 (S.D. Tex.) (the “Leon Action”); (3) Maresh v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00498 (S.D. Tex.) (the “Maresh Action”); (4) Patel v. Chicago Bridge & Iron Co. N.V., et al., Case No. 4:18-cv-00550 (S.D. Tex.) (the “Patel Action”); and (5) Judd v. Chicago Bridge& Iron Co. N.V., et. al., Case No. 4:18-cv-00799 (S.D. Tex.) (the “Judd Action”).  The McIntyre Action, Leon Action, Maresh Action and Judd Action are asserted on behalf of putative classes of CB&I’s public shareholders, while the Patel Action is brought only on behalf of the named plaintiff.

All five actions allege violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Registration Statement.  The McIntyre Action names as defendants CB&I, each of CB&I’s directors, individually, and certain current and former CB&I officers and employees individually.  It seeks to enjoin the Combination, an award of costs and attorneys’ and expert fees, and damages.  On February 7, 2018, the plaintiff in the McIntyre Action filed a motion for preliminary injunction seeking to enjoin CB&I from consummating the Combination.  The Leon Action names as defendants CB&I, certain subsidiaries of CB&I and McDermott that are parties to the Business Combination Agreement, each of CB&I’s directors, individually, and McDermott as an alleged control person of CB&I.  The Leon Action seeks to enjoin the Combination (or, in the alternative, rescission or an award for rescissory damages in the event the Combination is completed), to compel CB&I to issue revised disclosure, and an award of costs and attorneys’ and expert fees.  The Maresh Action, which was originally filed in Delaware and voluntarily dismissed without prejudice on February 13, 2018, was re-filed in Texas and names as defendants CB&I and each of CB&I’s directors, individually.  Although originally filed as an individual action, the Maresh Action was refiled as a putative class action in an amended complaint filed on February 26, 2018.  The Maresh Action seeks to enjoin the Combination (or, in the alternative, an award for rescissory damages in the event the Combination is completed) and an award of costs and attorneys’ and expert fees.  The Patel Action names as defendants CB&I and each of CB&I’s directors, individually.  The Patel Action seeks to enjoin the Combination (or, in the alternative, an award for rescissory damages in the event the Combination is completed) and an award of costs and attorneys’ and expert fees.  The Judd Action names as defendants CB&I and each of CB&I’s directors individually.  The Judd Action seeks to enjoin the Combination (or, in the alternative, an award for rescissory damages in the event the Combination is completed) and an award of costs and attorneys’ and expert fees.

On February 23, 2018, CB&I moved for consolidation of the four then-pending shareholder actions, an order requiring plaintiffs and their counsel to coordinate their efforts, and for appointment of a preliminary lead plaintiff and lead counsel in the putative class actions.  On February 26, 2018, the plaintiff in the Maresh Action moved for consolidation of the four then-pending shareholder actions and for appointment of Maresh as interim lead plaintiff and the law firm of Levi & Korsinsky LLP as lead counsel.  On March 1, 2018, that motion was withdrawn.  On February 28, 2018, the plaintiff in the Leon Action also moved for consolidation of the four then-pending shareholder actions and for appointment of Leon as interim lead plaintiff and the law firm of Rigrodsky & Long, P.A. as lead counsel.  On March 2, 2018, the Court consolidated the four then-pending actions (all but the Judd Action) and granted the Leon Action plaintiff’s motion as to interim lead plaintiff and lead counsel.  On March 9, 2018, the lead plaintiff filed a consolidated amended complaint.

On March 15, 2018, after the Judd Action was filed, the defendants moved for that case to be consolidated with the other cases.  On March 16, 2018, that motion was granted.

On March 16, 2018, the defendants moved to dismiss the consolidated amended complaint and the interim lead plaintiff filed a motion for a preliminary injunction. On March 29, 2018, the interim lead plaintiff withdrew its motion for a preliminary injunction.  Motions for permanent lead plaintiff status were due on April 2, 2018, and only the interim lead plaintiff filed such a motion.  On April 5, 2018, the interim lead plaintiff sought an extension of time to respond to defendants’ motion to dismiss until after such time as a permanent lead plaintiff is appointed.  That motion was granted. We believe the substantive allegations contained in the complaints are without merit, and we intend to defend against the claims made against us vigorously.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FloaTEC Investigation—We co-own interests in several entities (collectively “FloaTEC”) with subsidiaries of Keppel Corporation (including its subsidiaries, “Keppel”). We have conducted an internal investigation in connection with allegations by a former Petrobras employee that Keppel’s agent made improper payments to secure project awards from Petrobras on a number of Keppel affiliated projects in Brazil, including a FloaTEC project on which we were also a subcontractor. Keppel’s agent subsequently entered into a plea arrangement with the Brazilian authorities and admitted to having made improper payments on behalf of Keppel to former Petrobras employees on projects unrelated to FloaTEC. In August 2016, we voluntarily contacted the U.S. Department of Justice (“DOJ”) to advise it of the preliminary results of our internal investigation, which identified no evidence to indicate any improper payments were made by us or FloaTEC or that any of our or FloaTEC’s employees authorized, had knowledge of, or direction or control over, any such payments. During the period from August 2016 through January 2017, we responded to requests for additional information from the DOJ. In December 2017, Keppel entered into a deferred prosecution agreement with the DOJ and the U.S. Attorney’s Office for the U.S. District Court for the Eastern District of New York in connection with charges that Keppel had conspired to violate the anti-bribery provisions of the Foreign Corrupt Practices Act. The DOJ has not been in contact with us since January 2017 regarding this matter. If in the future, the DOJ determines that violations of applicable law have occurred involving us, we could be subject to civil or criminal sanctions, including monetary penalties, which could be material. However, based on the results of our investigation, we do not expect this matter to have a material adverse effect on us or our operations.

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

Based upon our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows; however, because of the inherent uncertainty of litigation and other dispute resolution proceedings and, in some cases, the availability and amount of potentially applicable insurance, we can provide no assurance the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial condition, results of operations or cash flows for the fiscal period in which that resolution occurs.

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

As of March 31, 2018, we had no environmental reserve recorded.

Asset Retirement Obligations

At some sites, we are contractually obligated to decommission our fabrication facilities upon site exit. Currently, we are unable to estimate any asset retirement obligations (“AROs”) due to the indeterminate life of our fabrication facilities.  We regularly review the optimal future alternatives for our facilities. Any decision to retire one or more facilities will result in recording the present value of such obligations.

AROs would be recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred. As of March 31, 2018, we had no AROs recorded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2018, we determined that we had under $1 million of potential liquidated damages exposure, based on performance under contracts to date, and no liability is recorded in our Consolidated Financial Statements related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for these liquidated damages. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information is shown in the following tables:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
AEA	$113,304	$28,131
MEA	345,123	310,052
ASA	149,391	181,248
Total revenues:	$607,818	$519,431

Income before provision for income taxes:
Operating income:
AEA	$53	$183
MEA	69,183	64,377
ASA	75,349	29,775
Segment operating income	144,585	94,335
Corporate and Other(1)	(76,146)	(38,296)
Total operating income	68,439	56,039
Interest expense, net	(11,608)	(17,706)
Other non-operating income, net	1,719	560
Income before provision for income taxes	$58,550	$38,893

Capital expenditures:(2)
AEA	$2,524	$5,251
MEA	3,295	5,852
ASA	3,039	3,512
Corporate and Other(3)	9,528	48,234
Total capital expenditures:	$18,386	$62,849

Depreciation and amortization:(4)
AEA	$7,302	$4,013
MEA	6,248	7,903
ASA	7,426	7,575
Corporate and Other	1,800	1,890
Total depreciation and amortization:	$22,776	$21,381

(1) Corporate and Other operating results for the first quarter of 2018 and 2017 include approximately $14 million in restructuring costs and transaction costs related to the Combination and a $3 million gain on sale of assets, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) Liabilities associated with assets acquired during the first quarter of 2018 and 2017 were $10 million and $9 million, respectively.

(3) Corporate and other capital expenditures in the first quarter of 2017 include the purchase of the Amazon, a pipelay and construction vessel. Following the purchase, we sold this vessel to an unrelated party and simultaneously entered into an 11-year bareboat charter agreement.

(4) Depreciation and amortization expense associated with our marine vessels is included in the respective segments in which the vessels were located as of the reporting date.

	March 31, 2018	December 31, 2017
	(in thousands)
Segment assets:
AEA	$960,102	$921,171
MEA	955,054	1,020,599
ASA	923,226	887,209
Corporate and Other	362,266	393,841
Total assets	$3,200,648	$3,222,820

 (1) Our marine vessels are included in the area in which they were located as of the reporting date.

Our revenue by service lines and contract types was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Service line revenues:
Offshore	$394,724	$354,064
Subsea and other	213,094	165,367
	$607,818	$519,431

Contract types
Fixed-price	$582,592	$475,921
Unit-basis and other	25,226	43,510
	$607,818	$519,431

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included in Item 1 of this report and the audited Consolidated Financial Statements and the related Notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “2017 Form 10-K”).

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

In addition, various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in the Notes to our Consolidated Financial Statements in Item 1 of this report, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings in Item 1 of Part II of this report and elsewhere in this report.

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•

expectations regarding the pending business combination with Chicago Bridge & Iron Company N.V. (“CB&I”) described in  Note 2 to the Consolidated Financial Statements included in this report (the “Combination”) and the anticipated benefits of combining CB&I’s business with our business;

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
28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•

the adequacy of our sources of liquidity and capital resources, including for the financing arrangements contemplated by the Commitment Letters (as defined herein) to enable us to complete the Combination;

•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency risk;
•	results of our capital investment program;
•	expectations regarding the acquisition or divestiture of assets;
•	the impact of U.S. tax reform on our tax position;
•	the possibility of establishing our parent company’s tax residence in the United Kingdom;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or regulatory authorities, or plaintiffs in litigation.

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
29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this quarterly report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in the 2017 Form 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report and in the 2017 Form 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three months ended March 31, 2018 vs three months ended March 31, 2017

Revenues

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)			Percentage
Revenues:
AEA	$113,304	$28,131	$85,173	303%
MEA	345,123	310,052	35,071	11
ASA	149,391	181,248	(31,857)	(18)
Total revenues	$607,818	$519,431	$88,387	17%
31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues increased by 17%, or $88 million, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increases in our AEA and MEA segments, partially offset by a decrease in our ASA segment.

AEA—Revenues increased by 303%, or $85 million, in the first quarter of 2018 compared to the first quarter of 2017.

In the first quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	fabrication activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico;
•	substantial completion of onshore activity on the Atlanta SURF project, in Brazil;
•	commencement in 2018 of the Maersk Olie og Gas A/S (“Maersk Oil”) Tyra Redevelopment EPCI project, awarded in the fourth quarter of 2017; and
•	fabrication activity progress on BP Angelin EPCI, a gas field project.

In the first quarter of 2017, a variety of projects and activities contributed to revenues, including:

•	commencement of fabrication activity on the Abkatun-A2 platform; and
•	a front-end engineering and design project.

MEA—Revenues increased by 11%, or $35 million, in the first quarter of 2018 compared to the first quarter of 2017.

In the first quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	engineering and fabrication progress and pipelay activity by our DB 32 vessel on the Saudi Aramco Safaniya phase 5 project;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the Saudi Aramco Long-Term Agreement (“LTA II”);
•	a marine campaign for hookup activities and fabrication on two Saudi Aramco EPCI projects;
•	commencement of two Saudi Aramco projects, the Safaniya phase 6 project, awarded in the fourth quarter of 2017, and the 13 Jackets project, awarded in the first quarter of 2018; and
•	marine offshore campaign progress on the Saudi Aramco four jackets and three observation platform project, which was awarded in the fourth quarter of 2016.

In the first quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	fabrication and marine activities on the lump-sum EPCI project under the LTA II;
~~•~~	pipelay installation and hookup activities executed by our DB 27 vessel on our KJO Hout project in the Divided Zone, which was substantially completed in the fourth quarter of 2017;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on our Saudi Aramco Karan-45 project;
•	increased fabrication activities undertaken on the Marjan power system cable replacement project for Saudi Aramco;
•	completion of the next phase of a large pipeline repair-related project in the Middle East;
•

a marine campaign executed by our Emerald Sea vessel and other vessels for tran-spooling, umbilical installation and hook-up activities on a pipeline, spool and risers for a flow assurance project in Qatar; and

•	engineering and fabrication activities on a Saudi Aramco project to supply nine jackets, which was awarded in the second quarter of 2016.

ASA—Revenues decreased by 18%, or $32 million, primarily due to a reduction in active projects in the first quarter of 2018 compared to the first quarter of 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	the Inpex Ichthys project, which is substantially complete;
•	commencement of the off-shore campaign on the Greater Western Flank Phase 2 project in Australia, as the project progressed from the fabrication phase to prelay campaign; and
•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India, which is substantially complete.

In the first quarter of 2017, a variety of projects and activities contributed to revenues, as follows:

•	the Vashishta subsea field infrastructure development EPCI project work in India;
•	the Ichthys EPCI project in Australia; and
•	the Yamal project.

Segment Operating Income

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)			Percentage
Segment operating income:
AEA	$53	$183	$(130)	(71)%
MEA	69,183	64,377	4,806	7
ASA	75,349	29,775	45,574	153
Total	$144,585	$94,335	$50,250	53%

Segment operating income increased by 53%, or $50 million, in the first quarter of 2018 compared to the first quarter of 2017.

AEA—Segment operating income was less than $0.2 million in the first quarters of 2018 and 2017.

In the first quarter of 2018, a variety of projects and activities contributed to operating income, including:

•	higher activity on the Atlanta SURF project in Brazil, which was substantially complete in the first quarter of 2018; and
•	commencement of the Maersk Oil Tyra Redevelopment EPCI project in 2018.
33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The first quarter of 2018 operating income was unfavorably impacted by fabrication and procurement related cost changes on certain active projects, none of which individually was material.

In the first quarter of 2017, a variety of projects and activities contributed to the operating income:

•	an increase in fabrication activity on the Abkatun-A2 platform;
•	a front-end engineering and design project; and
•	close-out improvements and recognition of approved change orders on certain completed projects.

MEA—Segment operating income in the first quarters of 2018 and 2017 was $69 million and $64 million, respectively.

In the first quarter of 2018, a variety of projects and activities contributed to operating income:

•	marine hook-up activities utilizing jack-up barge on the lump-sum EPCI project under the LTA II;
•	engineering and fabrication progress and pipelay activity by our DB 32 vessel on the Saudi Aramco Safaniya phase 5 project;
•	marine offshore campaign progress on the Saudi Aramco four jackets and three observation platform project, which was awarded in the fourth quarter of 2016;
•	the marine campaign for hookup activities and fabrication on two Saudi Aramco EPCI projects;
•	commencement of two Saudi Aramco projects, the Safaniya phase 6 project, awarded in the fourth quarter of 2017, and the 13 Jackets project, awarded in the first quarter of 2018; and
•	commencement of the third phase of a large Middle East pipeline repair-related project, awarded in the fourth quarter of 2017.

In the first quarter of 2017, a variety of projects and activities contributed to the operating income, including:

•	fabrication and marine activities progress on the lump-sum EPCI project under the LTA II;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Karan-45 project;
•	progress on the Marjan power systems cable replacement project; and
•	completion of the next phase on the large pipeline repair-related project in the Middle East.

ASA—Segment operating income in the first quarters of 2018 and 2017 was $75 million and $30 million, respectively.

In the first quarter of 2018, segment operating income was impacted by:

•	close-out of outstanding change orders on active and completed projects;
•	commencement of the off-shore campaign on the Greater Western Flank Phase 2 project, in Australia, as the project progressed from the fabrication phase to prelay campaign; and
•	reimbursement for vessel standby and downtime costs incurred on active and completed projects.

In the first quarter of 2017, a variety of projects and activities contributed to operating income, including:

•	the Ichthys project in Australia, as the project progressed through the marine installation phase; and
•	higher fabrication activity in 2017 on the Yamal project, which was substantially completed in the first quarter of 2017.

Our Vashishta project in India, which is substantially complete, did not contribute positively to our overall operating margin. Our estimated revenues at completion of the project also include unapproved change orders.

Other items in Operating Income

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate and Other

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)			Percentage
Corporate and other	$(76,146)	$(38,296)	$(37,850)	(99)%

Corporate and other expenses increased by $38 million in the first quarter of 2018 compared to the first quarter of 2017.

35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase was due primarily to the:

•	$14 million associated with (1) our Fit 2 Grow (“F2G”), a value improvement program to further reduce our costs; and (2) transaction costs related to our business combination with CB&I; and
•	lower cost recovery associated with certain vessels, engineering and fabrication facilities.

Other Non-operating Items

Interest expense, net—Interest expense was $12 million and $18 million in the first quarter of 2018 and 2017, respectively. The decrease was primarily due to the repayment of our term loan in the second quarter of 2017.

Provision for income taxes—For the three months ended March 31, 2018, we recognized income before provision for income taxes of $59 million, compared to $39 million in the three months ended March 31, 2017.  In the aggregate, the provision for income taxes was $21 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in the provision for income taxes was primarily driven by increased income in the 2018 period coupled with losses in certain jurisdictions where we did not recognize a tax benefit.  The increase was partially offset by income in favorable tax jurisdictions.

Due to the impact of ongoing tax losses in the U.S. and the corresponding valuation allowance on our U.S. net deferred tax asset position, the new provisions from U.S. tax reform enacted in December 2017 and taking effect in 2018 are not expected to have a material impact on our 2018 tax position.

Backlog

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded, including those that are in progress. These amounts are presented in U.S. dollars. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against our customers, when certain conditions are met. We do not include expected revenues of contracts related to unconsolidated joint ventures in our backlog, except to the extent of any contract awards we may receive from those joint ventures.

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

As of March 31, 2018, our $3.4 billion of backlog equals our remaining performance obligations under the applicable contracts. See Note 3, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2018, we had $419 million of cash, cash equivalents and restricted cash compared to $408 million as of December 31, 2017. At March 31, 2018, we had $117 million of cash in jurisdictions outside the U.S., principally in the United Arab Emirates, UK, Singapore, Brazil and Malaysia. Approximately 2% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

As of March 31, 2018, we had restricted cash and cash equivalents totaling $6 million, compared to $18 million as of December 31, 2017, collateralized to support letters of credits. During the first quarter of 2018, the maximum amount of cash collateral used to support letters of credit was $122 million.

Cash Flow Activities

Operating activities―Net cash provided by operating activities in the first quarters of 2018 and 2017 was $37 million and $48 million, respectively.

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

The components of working capital that used cash are:

•	Accounts receivables—a $68 million increase primarily due to timing of billings and receipt of payments under project contractual terms; and
•	Accounts payable—a decrease of $90 million driven by progress across all segments, and due to timing of billings and vendor payments.

The decrease was partially offset by a decrease in Contracts in progress, net of Advance billings on contracts, primarily due to progress on various Saudi Aramco projects, including the lump-sum EPCI project under the LTA II and the Vashishta project, all of which are substantially complete.

In the first quarter of 2017, net cash provided by working capital was $15 million.

The components of working capital that provided cash are:

•	Accounts receivables—collections across all segments reduced our accounts receivable by $161 million; and
•	Accounts payable—increases of $95 million in accounts payable were driven by projects progress across all segments.

Those increases were partially offset by a $241 million increase in Contracts in progress, net of Advance billings on contracts. This increase was primarily due to:

•	progress on the Abkatun A-2 project in the AEA segment, the Saudi Aramco LTA II project in the MEA segment and the Vashishta project in the ASA segment; and
•	cash utilized by our Ichthys project as the project progressed through the marine installation phase.
37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities―Net cash used in investing activities in the first quarters of 2018 and 2017 was $20 million and $7 million, respectively. The uses in both periods primarily related to capital expenditures. Net cash used in investing activities in the first quarter of 2017 also included the sale lease back of the Amazon vessel discussed below.

Financing activities―Net cash used in financing activities in the first quarters of 2018 and 2017 was $7 million and $12 million, respectively. Net cash used in the first quarters of 2018 and 2017 was primarily attributable to repayment of debt and the repurchase of common stock from participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

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

Capital expenditures for the first quarters of 2018 and 2017 were $18 million and $63 million, respectively, as discussed below:

•	Capital expenditures for the three months ended March 31, 2018 were primarily attributable to our vessel upgrades and information technology update costs.
•

Capital expenditures for the three months ended March 31, 2017 were primarily attributable to the purchase of the pipelay and construction vessel, the Amazon. Following the purchase, we sold the Amazon to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement with the purchaser.

During the remainder of 2018, we expect to spend approximately $100 million for capital projects.

Credit Agreements

As of March 31, 2018, we had $390 million of outstanding letters of credit issued under the letter of credit facility provided under our principal credit agreement (the “Current Credit Agreement”), and we had $537 million of total debt, including current maturities, net of debt issuance costs of $5 million. In addition, as of March 31, 2018 we had $545 million of outstanding bank guarantees issued under uncommitted lines of credit and $48 million of surety bonds issued under general agreements of indemnity.

As of March 31, 2018, we were in compliance with the financial and other covenants under the Current Credit Agreement, including those as shown below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.15x	3.42x
Maximum total leverage ratio	3.50x	1.20x
Minimum collateral coverage ratio	1.20x	1.98x

Senior Secured Notes—On April 9, 2018, we gave a conditional notice for full optional redemption of all our outstanding senior secured notes due 2021 (the “Outstanding Senior Secured Notes”) on May 10, 2018, which date is subject to extension through June 8, 2018. The redemption price will be equal to 102% of the principal amount of the Outstanding Senior Secured Notes, plus accrued and unpaid interest. The redemption is subject to our depositing, with the trustee for the Outstanding Senior Secured Notes, funds sufficient to pay the redemption price for all of the Outstanding Senior Secured Notes, plus accrued and unpaid interest.

For additional information, see Note 8, Debt, to the accompanying Consolidated Financial Statements.

Financing of the Combination

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 18, 2017, in connection with the Business Combination Agreement that we entered into with CB&I, we entered into or received commitment letters (including the exhibits and other attachments thereto, and together with any amendments, modifications or supplements thereto, the “Commitment Letters”) from certain financial institutions to provide debt financing for the Combination.  Pursuant to the Commitment Letters, as amended and restated through the date of this report, we expect the following financing arrangements to be reflected in a new credit agreement to be entered into by certain of our subsidiaries (the “Borrowers”) on or before the closing of the Combination (the “New Credit Agreement”):

•

a senior secured revolving credit facility providing for revolving credit borrowings and letters of credit in an aggregate principal or face amount of $1.0 billion outstanding at any one time (the “Revolving Facility”);

•	a senior secured letter of credit facility providing for letters of credit in the aggregate face amount of $1.39 billion outstanding at any one time (the “LC Facility”); and
•

a senior secured term loan facility providing for borrowings in the aggregate principal amount of $2.26 billion (the “Term Facility”), $319 million of which will be deposited into a cash collateral account to secure reimbursement obligations in respect of up to $310 million of letters of credit issuable under the Term Facility.

In addition, on April 18, 2018, McDermott Escrow 1, Inc. and McDermott Escrow 2, Inc. (together, the “Escrow Issuers”) completed the previously announced offering of $1.3 billion in aggregate principal amount of 10.625% senior unsecured notes due 2024 (the “2024 Notes”).  The Escrow Issuers represent variable interest entities which will consolidated by McDermott International, Inc. beginning in the second quarter of 2018. The 2024 Notes were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act.  The 2024 Notes were issued pursuant to an Indenture, dated April 18, 2018 (the “Indenture”), by and among the Escrow Issuers and Wells Fargo Bank, National Association, as trustee.  The 2024 Notes are scheduled to mature on May 1, 2024.

Pursuant to an escrow agreement (the “Escrow Agreement”), by and among the Escrow Issuers and Wells Fargo Bank, National Association, as escrow agent (the “Escrow Agent”), the proceeds of the offering of the 2024 Notes, together with approximately $28 million, to provide funds sufficient to pay interest on the 2024 Notes through June 29, 2018, were deposited into a segregated escrow account with the Escrow Agent.  The funds will remain in escrow until the date on which certain escrow conditions are satisfied and the escrow proceeds are released (the “Escrow Conditions”).  Concurrent with the satisfaction of the Escrow Conditions, the Escrow Issuers will merge with and into McDermott Technology (Americas), Inc. (“McDermott Technology (Americas)”) and McDermott Technology (US), Inc. (together with McDermott Technology (Americas), the “Post-Merger Co-Issuers”), with each Post-Merger Co-Issuer being a surviving entity that will assume, by operation of law, the obligations of the applicable Escrow Issuer under the 2024 Notes.  Each of the Post-Merger Co-Issuers is a wholly owned subsidiary of McDermott International, Inc.

The 2024 Notes will be subject to a special mandatory redemption at a redemption price equal to 100% of the initial issue price of the 2024 Notes plus accrued interest to, but not including, the redemption date if the Escrow Conditions are not satisfied or the Escrow Issuers determine in their discretion that the Escrow Conditions are incapable of being satisfied on or prior to June 29, 2018.

The proceeds of the offering of the 2024 Notes and loans under the New Credit Agreement are intended to be used: (a) on the closing date for the Combination (the “Effective Date”) to (1) consummate the Combination, including the repayment of certain existing indebtedness of CBI and its subsidiaries, (2) redeem Outstanding Senior Secured Notes, (3) prepay existing indebtedness under, and to terminate in full, the Current Credit Agreement (as defined in Note 8, Debt, to the accompanying Consolidated Financial Statements), and (4) pay fees and expenses in connection with the Combination, the New Credit Agreement and the issuance of the 2024 Notes; and (b) for working capital and other general corporate purposes.  On the Effective Date, certain existing letters of credit outstanding under the Current Credit Agreement and certain existing letters of credit outstanding under CBI’s existing credit facilities will be deemed issued under the New Credit Agreement, and letters of credit will be issued under the New Credit Agreement to backstop certain other existing letters of credit issued for the account of McDermott International, Inc., CBI and their respective subsidiaries and affiliates.

For additional information regarding the Revolving Facility, the LC Facility, the Term Facility and the 2024 Notes, see Note 2, Business Combination Agreement with Chicago Bridge and Iron Company N.V. (“CB&I”), to the accompanying Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

For a discussion of the impact of critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2017 Form 10-K.

See Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements for a discussion of the potential impact of new accounting standards on our unaudited Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2018, we had no material future earnings or cash flow exposures from changes in interest rates on our outstanding debt obligations, as substantially all of those obligations had fixed interest rates.

For additional quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in the 2017 Form 10-K.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LEGAL PROCEEDINGS

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 15 to our unaudited Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

EXHIBITS

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1*

Amendment No. 1 and Partial Assignment and Assumption of Business Combination Agreement dated as of January 24, 2018 by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, McDermott Technology (2), B.V., McDermott Technology (3), B.V., Chicago Bridge & Iron Company N.V., Comet 1 B.V., Comet II B.V., CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. (incorporated by reference to Exhibit 2.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 24, 2018 (File No. 1-08430)).

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

4.1*

Indenture, dated as of April 18, 2018, by and among McDermott Escrow 1, Inc., to be merged with and into McDermott Technology (Americas), Inc., and McDermott Escrow 2, Inc., to be merged with and into McDermott Technology (US), Inc., and Wells Fargo Bank, National Association, as Trustee, relating to 10.625% Senior Notes due 2024  (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 18, 2018 (File No. 1-08430)).

4.2*	Form of 10.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 18, 2018 (File No. 1-08430)).

10.1*	Form of 2018 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2018 (File No. 1-08430)).

10.2*

Form of McDermott Recognition Program Award Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2018 (File No. 1-08430)).

10.3*

Form of Amended and Restated RSU Grant Agreement (Replacing 2016 Performance Unit Grant Agreements (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2018 (File No. 1-08430)).

10.4*

Form of Amended and Restated RSU Grant Agreement (Replacing 2017 Performance Unit Grant Agreements) (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2018 (File No. 1-08430)).

10.5*

Amended and Restated Commitment Letter, dated April 4, 2018, to which McDermott International, Inc., Barclays Bank PLC, Crédit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, ABN AMRO Capital USA LLC, MUFG Bank, LTD., Royal Bank of Canada and Standard Chartered Bank are parties (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on April 5, 2018 (File No. 1-08430)).

EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema Document.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.

*	Incorporated by reference to the filing indicated.
45

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 24, 2018

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ CHRISTOPHER A. KRUMMEL
Christopher A. Krummel Vice President, Finance and Chief Accounting Officer

