Form 10-K
period 2018-12-31
MCDERMOTT INTERNATIONAL INC
filed 2019-02-25
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 29, 2018) was approximately $3.5 billion.

The number of shares of the registrant’s common stock outstanding at February 21, 2019 was 180,796,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-K

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

General

McDermott International, Inc. (“McDermott”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) and technology solutions to the energy industry. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol MDR.

On May 10, 2018, we completed our combination with Chicago Bridge & Iron Company N.V. (“CB&I”) through a series of transactions (the “Combination”) (see below (Business Combination with CB&I) and Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion). We design and build end-to-end infrastructure and technology solutions to transport and transform oil and gas into a variety of products. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for offshore, subsea, power, liquefied natural gas (“LNG”) and downstream energy projects around the world. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power, and we operate in most major energy producing regions throughout the world.

Our business is organized into five operating groups, which represent our reportable segments, consisting of: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. For further discussion, see “Business Segments” below and Note 24, Segment Reporting, to the accompanying Consolidated Financial Statements for further discussion.

In this report, unless the context otherwise indicates, “McDermott,” “we,” “our” or “us” mean McDermott and its consolidated subsidiaries, and references to any of the Notes to the accompanying Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements included in Item 8 of Part II.

Business Combination with CB&I

On May 10, 2018 (the “Combination Date”) we completed the Combination. On the Combination Date, we acquired the equity of certain U.S. and non-U.S. CB&I subsidiaries that owned CB&I’s technology business, as well as certain intellectual property rights, for $2.87 billion in cash consideration that was funded using debt financing and existing cash. Also on the Combination Date, CB&I shareholders received 0.82407 shares of McDermott common stock for each share of CB&I common stock tendered in an exchange offer. Each remaining share of CB&I common stock held by CB&I shareholders not acquired by McDermott in the exchange offer was effectively converted into the right to receive the same 0.82407 shares of McDermott common stock that was paid in the exchange offer, together with cash in lieu of any fractional shares of McDermott common stock, less any applicable withholding taxes. Stock-settled equity based awards relating to shares of CB&I’s common stock were either canceled and converted into the right to receive cash or were converted into comparable McDermott awards on generally the same terms and conditions as prior to the Combination Date. We issued 84.5 million shares of McDermott common stock to the former CB&I shareholders and converted CB&I stock-settled equity awards into McDermott stock-settled equity-based awards to be settled in approximately 2.2 million shares of McDermott common stock. See Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion.

Strategic Review of Business Portfolio

We have performed a strategic review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business are non-core for purposes of our vertically integrated offering model. As a result of our review, we identified our storage tank and U.S. pipe fabrication businesses as non-core for purposes of our vertically integrated offering model. As a result and in view of the considerations discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” we are developing plans to sell each of the two businesses, subject to approval by our Board of Directors. We expect a substantial portion of the proceeds resulting from the sales of these businesses would be utilized to reduce our outstanding debt.

Business Segments

Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities. Our five business segments, which represent our reportable segments are: NCSA; EARC; MENA; APAC; and Technology. We also report certain corporate and other non-operating activities under the heading of “Corporate and Other,” which primarily reflects costs that are not allocated to our segments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 24, Segment Reporting, to the accompanying Consolidated Financial Statements for further discussion of our business segments.

Through our five business segments, we deliver a broad services offering that addresses four key end markets, as follows:

Offshore and subsea—We offer a comprehensive range of technology and EPCI services for the upstream oil & gas sector, including any combination of front-end design, engineering, procurement, fabrication, construction, installation, hook-up, start-up and commissioning services across all phases of the project life cycle. We have a particular focus on installation of offshore oil & gas production systems, including jackets, topsides and floating production, storage and offloading (FPSO) vessels and pipelines, as well as installation of subsea production systems.

LNG—We offer a full range of technology and engineering, procurement, fabrication and construction services for the LNG industry, with a focus on natural gas liquefaction plants and LNG regasification terminals. We provide a full range of services, including conceptual design, detailed engineering, material procurement, pipe and storage tank fabrication, construction, project management, compliance support, commissioning and startup, and operator training.

Downstream—We design, build, and offer technology licenses and services for state-of-the-art petrochemical and refinery process units and plants. Our comprehensive services include market-leading proprietary technologies, process design, front-end engineering and design, detailed engineering, material procurement, pipe and storage tank fabrication, construction, permitting assistance, operator training, commissioning and startup. We offer solutions for clean fuels production, including low sulfur gasoline and diesel, as well as a wide range of refinery process units and related ancillary facilities.

Power—We design and build new combined-cycle and simple-cycle gas-fired power generation projects and provide related engineering, procurement, construction and commissioning services. Additionally, we are a joint venture partner of NET Power, LLC, a company that is developing a new natural gas power generation technology that produces low-cost electricity while reducing air emissions.

Contracts

Our contracts are awarded on a competitively bid and negotiated basis. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. Factors that customers may consider include price, facility or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

Fixed-price contracts are for a fixed amount to cover costs and any profit element for a defined scope of work. Fixed-price contracts can involve more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. See “Risk Factors—We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline and we may suffer losses” in Item 1A.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  See Note 23, Commitments and Contingencies, to the accompanying Consolidated Financial Statements.

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

Some of our contracts, regardless of type, may operate under joint venture, consortium or other collaborative arrangements. Typically, we enter into these arrangements with reputable companies with whom we have worked previously. These arrangements are generally made to strengthen our market position or technical skills, or where the size, scale or location of the project warrants the use of such arrangements.

Remaining Performance Obligations (“RPOs”)

RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Remaining Performance Obligations” for discussion and quantification of our RPO’s. See also “Risk Factors—Our RPOs are subject to unexpected adjustments and cancellations” in Item 1A.

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record, track record and reputation are principal competitive factors within our industry. There are numerous regional, national and global competitors that offer similar services to those offered by each of our operating groups, including Axens SA; Bechtel Group Inc.; China Offshore Oil Engineering Co. Ltd.; Fluor Corporation; Honeywell/UOP; Hyundai Heavy Industrial Co. Ltd.; KBR Inc.; Kiewit Corporation; Larsen and Toubro Ltd.; Lyondell Basell Industries N.V.; Petrofac International Ltd.; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; Subsea 7 S.A.; Techidas Reunidas, S.A; TechnipFMC plc; Wood plc; Worley Parson Limited and W.R. Grace & Co.

Significant Customers

See Note 24, Segment Reporting, to the accompanying Consolidated Financial Statements for information on customers that accounted for significant percentages of our consolidated revenues.

Raw Materials and Suppliers

The principal raw materials we use are metal plate, structural steel, pipe, fittings, catalysts, proprietary equipment and selected engineered equipment such as pressure vessels, exchangers, pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide, with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future; however, the price, availability and scheduled deliveries offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages, costs, surcharges, supplier capacity, customer demand, market conditions and any duties and tariffs imposed on the materials.

We use subcontractors where it assists us in meeting customer requirements with regard to resources, schedule, cost or technical expertise. These subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis.

Employees

At December 31, 2018, we employed approximately 31,900 persons worldwide, comprised of approximately 14,600 salaried employees and approximately 17,300 hourly and craft employees. Our number of employees, particularly hourly and craft, varies in relation to the location, number and size of projects we have in process at any given time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.

The percentage of our employees represented by unions at December 31, 2018 was approximately 5% to 10%. We have agreements, which we customarily renew periodically, with various unions representing groups of employees at project sites and fabrication facilities in the U.S. and Canada and various other countries. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

Patents and Licenses

We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Technology operating group. We continue to invest in research and development to ensure that our portfolio of patents remains competitive and we also acquire rights to technologies when we consider it advantageous for us to do so. However, no individual patent is so essential that its loss would materially affect our business.

Hazard Risks and Loss Control Systems

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

As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences. We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damage provisions and access to the insurance of other parties. We also procure insurance for certain potential losses or liabilities, operate our own “captive” insurance company or establish funded or unfunded reserves. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage. There can be no assurance that our insurance arrangements will adequately address all risks. See “Item 1A, Risk Factors—Risk Factors Relating to Our Business Operations—Our operations are subject to operating risks and limits on insurance coverage and contractual indemnity protections, which could expose us to potentially significant liabilities and costs.”

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

Governmental Regulations and Environmental Matters

General

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping offshore production platforms and various onshore and offshore facilities;
•	workplace health and safety, including marine vessel safety;
•	the operation of foreign-flagged vessels in the coastal trade;
•	the Foreign Corrupt Practices Act and similar anti-corruption laws;
•	data privacy;
•	currency conversions and repatriation;
•	taxation of unremitted earnings and earnings of expatriate personnel; and
•	protecting the environment.

In addition, we depend on the demand for certain of our services from the oil and gas industry and, therefore, are affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for environmental, economic and other policy reasons would adversely affect our operations by limiting demand for our services.

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

We have been identified as a potentially responsible party at various cleanup sites under the CERCLA. CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct.

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental control facilities or for the investigation or remediation of environmental conditions during 2019 or 2020. As of December 31, 2018, we had no environmental reserve recorded. See Note 23, Commitments and Contingencies, to the accompanying Consolidated Financial Statements for additional information.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the scope, execution, timing and success of specific projects and our future remaining performance obligations (“RPOs”), revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy” or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, Business, and Item 3, Legal Proceedings, in Part I of this report and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to our Consolidated Financial Statements and elsewhere in this report.

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•

expectations regarding our recently completed business combination with CB&I described in Note 3, Business Combination, to the accompanying Consolidated Financial Statements, and the anticipated benefits of combining CB&I’s business with McDermott’s business;

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

•

expectations regarding the acquisition or divestiture of assets, including expectations regarding the sales of our storage tanks and U.S. pipe fabrication businesses and the timing of, and use of proceeds from, those transactions;

•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;
•	expectations regarding RPOs;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency and interest rate risks;
•	results of our capital investment program;
•	the impact of U.S. and non-U.S. tax law changes;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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
•

other factors affecting future levels of demand, including investments across the natural gas value chain, including LNG and petrochemicals, investments in power and petrochemical facilities and investments in various types of facilities that require storage structures and pre-fabricated pipe;

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

•	natural or man-caused disruptive events that could damage our facilities, equipment or our work-in-progress and cause us to incur losses and/or liabilities;
•	equipment failure;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	changes in U.S. and non-U.S. tax laws or regulations;
•

the continued competitiveness and availability of, and continued demand and legal protection for, our intellectual property assets or rights, including the ability of our patents or licensed technologies to perform as expected and to remain competitive, current, in demand, profitable and enforceable;

•	our ability to keep pace with rapid technological changes or innovations;
•	the risk that we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	the risks associated with failures to protect data privacy in accordance with applicable legal requirements and contractual provisions binding upon us;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses;
•	the risks associated with forming and operating joint ventures, including exposure to joint and several liability for failures in performance by our co-venturers;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including risks relating to local content or similar requirements;
•	foreign currency and interest rate risks and our ability to properly manage or hedge those or similar risks;
•	interference from adverse weather or sea conditions;

•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and new financing arrangements;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiaries; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report, including those mentioned under the caption “Risk Factors.” These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

You should carefully consider each of the following risks and all of the other information contained in this report. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial individually or in the aggregate may also materially and adversely affect us.

Risk Factors Relating to Our Business Operations

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

Prices for oil and natural gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. Material declines in oil and natural gas prices have affected, and will likely continue to affect, the demand for and pricing of our EPCI services. In response to currently prevailing industry conditions, many oil and gas exploration and development companies and other energy companies have made significant reductions in their capital expenditure budgets over the past three years. In particular, some of our customers have reduced their spending on exploration, development and production programs, new LNG import and export facilities and power plant projects. Although oil prices have increased, on a relative basis in the recent short term, sustained lower relative prices have adversely affected demand for our services and lower relative prices compared to recent pricing levels could, over a sustained period of time, have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Business issues historically faced by either McDermott or CB&I may be imputed to the entire operations of the combined enterprise.

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

The agreements that govern our indebtedness contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business.

The agreements that govern our indebtedness contain various affirmative and negative covenants that, subject to various exceptions, restrict our ability and the ability of certain of our subsidiaries to, among other things, incur indebtedness, allow our property to be subject to liens, make investments and acquisitions, make dividends and other distributions, change the nature of our business, transact business with affiliates, merge or consolidate and sell or convey our assets.  In addition, some of the agreements that govern the indebtedness contain covenants that require the maintenance of specified financial ratios.  The terms of our 12% Redeemable Preferred Stock may also have similar effects as those terms of our debt agreements. Our ability and our subsidiaries ability to comply with those provisions may be affected by events beyond our control.  Failure to comply with our debt covenants could result in an event of default, which, if not cured or waived, could accelerate the applicable repayment obligations.

Holders of our outstanding shares of 12% Redeemable Preferred Stock have rights that may restrict our ability to operate our business or be adverse to holders of our common stock.

The Certificate of Designation establishing our 12% Redeemable Preferred Stock (the “Certificate of Designation”) contains covenants that, among other things, limit our ability to, without the written consent of the holders of a majority of the 12% Redeemable Preferred Stock, but subject to certain exceptions, (1) amend, modify, alter or supplement our amended and restated articles of incorporation or the Certificate of Designation in a manner that would adversely affect the rights, preferences, privileges or power of the 12% Redeemable Preferred Stock, (2) issue stock senior to or on parity with the 12% Redeemable Preferred Stock, (3) make certain distributions on or repurchases of our common stock or junior stock, (4) incur indebtedness that would cause us to exceed a specified leverage ratio, (5) enter into or amend certain debt agreements that would expressly prohibit or be more restrictive on dividends or redemption payments on the 12% Redeemable Preferred Stock than those existing on the date of the initial issuance of the shares of 12% Redeemable Preferred Stock were initially issued, (6) enter into a change of control transaction if our debt agreements would prohibit or otherwise prevent the redemption of the 12% Redeemable Preferred Stock, unless we redeem or otherwise satisfy the 12% Redeemable Preferred Stock in cash at the Minimum Return (as defined in the Certificate of Designation) plus accrued and unpaid dividends, (7) make certain restricted payments and payments on junior priority indebtedness, (8) make certain issuances of equity of subsidiaries or, if prohibited under our debt agreements, the formation of certain subsidiaries or the making of certain investments or (9) certain transactions with affiliates. We may be required to redeem the 12% Redeemable Preferred Stock after the seventh anniversary of its initial issuance.

Holders of the 12% Redeemable Preferred Stock will have the right, voting separately as a class, to appoint and elect one director to our board of directors in the event we fail to timely pay dividends, fail to redeem the 12% Redeemable Preferred Stock upon a change of control if required or fail to redeem the 12% Redeemable Preferred Stock upon request of the holders of the 12% Redeemable Preferred Stock following the seventh anniversary of the date of issuing the 12% Redeemable Preferred Stock.

Holders of the 12% Redeemable Preferred Stock also have limited voting rights, including those with respect to potential amendments to our amended and restated articles of incorporation or the Certificate of Designation that have an adverse effect on the existing terms of the 12% Redeemable Preferred Stock and in certain other limited circumstances or as required by law.

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

As a result of a reorganization completed in 1982, McDermott International, Inc. is a corporation organized under the laws of the Republic of Panama.  Subsequent to the completion of the Combination, we established our tax residency in the United Kingdom. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have been introduced in the U.S. Congress in the past.  Examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes.  It is possible that, if legislation were to be enacted in these areas, we could be subject to a substantial increase in our corporate income taxes and, consequently, a decrease in our future net income and an increase in our future cash outlays for taxes.  We are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments.  For a discussion of the impact of the new U.S. tax legislation on our financial results, see Note 18, Income Taxes, to the accompanying Consolidated Financial Statements.

Our operations are subject to operating risks and limits on insurance coverage and contractual indemnity protections, which could expose us to potentially significant liabilities and costs.

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

Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical.  Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions.  Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), acts of terrorism, strikes, riots, civil unrest and malicious damage, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability, such as errors and omissions coverage, coverage for costs incurred for investigations related to breaches of laws or regulations, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control.  Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers.  When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. In addition, we may have difficulty enforcing our contractual rights with others following a material loss. Insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject.  A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity is insufficient could have a material adverse effect on us.

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

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in design or engineering, equipment or supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete projects in accordance with the original delivery schedules or to meet other contractual performance obligations.  We occasionally bring claims against customers for additional costs exceeding contract prices or for amounts not included in original contract prices. These types of claims may arise due to matters such as customer-caused delays or changes from the initial project scope, which may result in additional costs, both direct and indirect.  From time to time, claims are the subject of lengthy and expensive arbitration or litigation proceedings, and it is often difficult to accurately predict when those claims will be fully resolved.  When these types of events occur, and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the claims.  In addition, claims may be brought against us by customers in connection with our contracts.  Claims brought against us may include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the work and claims for cancelled projects.  The claims can involve actual damages, as well as contractually agreed-upon liquidated sums. Claims among us and our suppliers and subcontractors include claims similar to those described above.  These claims, if not resolved through negotiation, may also become subject to lengthy and expensive arbitration or litigation proceedings.  Claims among us, our customers, suppliers and subcontractors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year.  Our significant customers include major integrated and national oil and gas exploration and development companies.  Revenues from Saudi Aramco represented 19% of our total consolidated revenues for the year ended December 31, 2018. As of December 31, 2018, approximately 8% of our contractual RPOs were attributable to Saudi Aramco. Our inability to continue to perform substantial services for our large existing customers (whether due to our failure to satisfy their bid tender requirements, disappointing project performance, changing political conditions and changing laws and policies affecting trade and investment, disagreements with respect to new (or potentially new) ventures or other business opportunities), or delays in collecting receivables from these customers, could have a material adverse effect on our business and operations.

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

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and raise our operating costs.  Additionally, many of our customers require that we meet certain safety criteria to be eligible to bid for contracts, and our failure to maintain adequate safety standards could result in reduced profitability or lost project awards or customers.  Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition, and results of operations.

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

The use of these joint ventures exposes us to a number of risks, including the risk that our co-venturers may be unable or unwilling to provide their share of capital investment to fund the operations of the joint ventures or complete their obligations to us, the joint ventures or, ultimately, the customers.  Differences in opinions or views among co-venturers could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the applicable joint venture.  In addition, agreement terms may subject us to joint and several liability for our co-venturers, and the failure of our co-venturers to perform their obligations could impose additional performance and financial obligations on us. For example, the contractual arrangements with our customers for the Cameron, Louisiana and Freeport, Texas LNG projects provide for joint and several liability of the co-venturers for contractual liabilities to the applicable customers. These factors could result in unanticipated costs to complete projects, liquidated damages or contract disputes, including claims against our co-venturers, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, we rely on third parties, including equipment manufacturers and subcontractors, to assist in the completion of our projects. To the extent these parties cannot execute their portion of the work and are unable to deliver their services, equipment or materials according to the contractual terms, or to the extent we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely manner may be impacted.  If the amount we are required to pay for these goods and services exceeds the amount we have included in the estimates for our work, we could experience project losses or a reduction in estimated profitability.

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risks that our joint ventures may not be able to effectively or efficiently manage their operations, that joint venture operations create a liability, known or unknown, and that we may be restricted in our ability to access the cash flows or assets of those entities.

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

We derive substantial revenues from international operations.  Our international operations are subject to political, economic and other uncertainties.  These include:

•	risks of war, terrorism, piracy and civil unrest;
•	expropriation, confiscation or nationalization of our assets;
•	renegotiation or nullification of our existing contracts;
•	changing political conditions and changing laws and policies affecting trade and investment;

•	increased costs, lower revenues and RPOs and decreased liquidity resulting from a full or partial break-up of the EU or its currency, the Euro;
•	the lack of well-developed legal systems in some countries in which we make capital investments, operate or provide services, which could make it difficult for us to enforce our rights;
•	overlap of multiple tax regimes;
•	risk of changes in currency exchange rates and currency exchange restrictions that limit our ability to convert local currencies into U.S. dollars; and
•	risks associated with the assertion of national sovereignty over areas in which our operations are conducted.

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

Governmental requirements relating to the protection of the environment, including those requirements relating to solid waste management, air quality, water quality, generation, storage, handling, treatment and disposal of waste materials and cleanup of contaminated sites, as well as laws and regulations relating to human health and safety, have had a substantial impact on our operations.  These requirements are complex and subject to frequent change as well as new restrictions.  For example, because of concerns that carbon dioxide, methane and certain other so-called “greenhouse gases” in the Earth’s atmosphere may produce climate changes that have significant adverse impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which adoption in areas where we conduct business could require us or our customers to incur added costs to comply, may result in delays in pursuit of regulated activities and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting the demand for our services.  Failure to comply with these requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of orders enjoining performance of some or all of our operations.  In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.  Such expenditures and liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated pollutants, substances or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries and result in criminal and civil liabilities.  Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements.  Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations.  We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

In addition, we depend to a large extent on the demand for certain of our services from the oil and gas exploration and development industry and, therefore, we are generally affected by changing taxes and price controls, as well as new or amendments to existing laws, regulations, or other government controls imposed on the oil and gas exploration and development industry generally, whether due to a particular incident or because of shifts in political decision making.  The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons could adversely affect our operations by limiting the demand for our services.  In the U.S. Gulf of Mexico, regulatory initiatives developed and implemented at the federal level have imposed stringent safety, permitting and certification requirements on oil and gas companies pursuing exploration, development and production activities, which, at times, have resulted in increased compliance costs, added delays in drilling and a more aggressive enforcement regimen by regulators.

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

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel at a competitive cost, or decreased productivity of such personnel, could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our operations are also subject to the risk of cyberattacks and security breaches. Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow.  In addition, a cyberattack or security breach of some of our systems could go undetected for extended periods of time.  As a result of a breach or failure of our computer systems or networks, or those of our customers, vendors or others with whom we do business, or a failure of any of those systems to protect against cybersecurity risks, our business operations could be materially interrupted. In addition, any such breach or failure could result in the alteration, loss, theft or corruption of data or unauthorized release of confidential, proprietary or sensitive data concerning our company, business activities, employees, customers or vendors, as well as increased costs to prevent, respond to, or mitigate cybersecurity attacks.  These risks could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data privacy and protection.

The regulatory environment surrounding data privacy and protection is evolving and can be subject to significant change. In addition, new laws and regulations relating to data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent legislation and regulations adopted in the various U.S. jurisdictions, pose complex compliance challenges and may result in increased costs, and any failure to comply with these laws and regulations (or contractual provisions requiring similar compliance) could result in negative publicity and significant penalties or other liabilities. As noted above, we are also subject to the possibility of security and privacy breaches, some of which may result in a violation of these laws or regulations.  Additionally, if we acquire a company that has violated or is not in compliance with applicable data privacy and protection laws or regulations (or contractual provisions), we may experience similar adverse consequences.

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
•

assumption of liabilities of an acquired business or a co-venturer, including liabilities that were unknown at the time the acquisition transaction was negotiated and joint and several liability for failures in performance by our co-venturers;

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

We recorded a significant amount of goodwill as a result of the Combination. Subsequent to the Combination Date, we recorded a material charge resulting from the impairment of the acquired goodwill. We could record additional material charges if all or a portion of the remaining goodwill became impaired in the future.

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

We are required to assess goodwill for impairment at least annually. In conjunction with our 2018 impairment assessment, we recorded a charge of approximately $2.2 billion. If our remaining goodwill were to become impaired in the future, we may be required to incur additional material charges relating to such impairment.  Such a potential impairment charge could have a material adverse effect on our business, financial condition and results of operations. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

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

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures.  Circumstances or events that could create large cash outflows include increased costs or losses resulting from fixed-price or hybrid contracts, inability to achieve contractual billing or payment milestones, inability to recover unapproved change orders or claims, environmental liabilities, litigation risks, unexpected costs or losses resulting from previous acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks and professional and product liability claims.

Volatility and uncertainty of the financial markets may negatively impact us.

We intend to finance our existing operations and initiatives, primarily with cash and cash equivalents, investments, cash flows from operations and borrowings from our lenders.  We also enter into various financial derivative contracts, including foreign currency forward contracts and interest rate swaps with banks and other financial institutions, to manage our foreign exchange rate risk and interest rate risk.  In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located globally, and some of those accounts hold deposits that exceed available insurance.  If national and international economic conditions deteriorate, it is possible that we may not be able to refinance our outstanding indebtedness when it becomes due, and we may not be able to obtain alternative financing on favorable terms. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings.  As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations.  Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets, as well as government backed export credit agency support to fund their operations or projects, and the availability of funding from those sources could be adversely impacted by a volatile credit markets.  A deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our services or to pay us on time, and the ability of many of our suppliers and subcontractors to meet our needs on a competitive basis.  Our financial derivative contracts involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

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

The Certificate of Designation with respect to our 12% Redeemable Preferred Stock also contains terms that may restrict our ability to enter into change-of-control transactions, including a requirement to offer to repurchase our 12% Redeemable Preferred Stock upon a change in control.

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

We have issued and may in the future issue preferred stock that could dilute the voting power or reduce the value of our common stock.

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, as is the case with our 12% Redeemable Preferred Stock, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Real Estate

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2018 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
NCSA
Altamira, Mexico	Administrative Office/Fabrication Facility	Owned/Leased
Charlotte, North Carolina	Operations and sales office	Leased
Clearfield, Utah	Fabrication facility	Leased
Clive, Iowa	Fabrication facility	Owned
El Dorado, Arkansas	Fabrication facility	Owned
Gulfport, Mississippi	Administrative Office/Fabrication Facility	Leased
Houston, Texas	Operations office, fabrication facility, warehouse and distribution facility	Owned/Leased
Houston, Texas	Engineering and operations office	Leased
Lake Charles, Louisiana	Fabrication facility	Leased
New Brunswick, New Jersey	Fabrication and distribution facility	Leased
Niagara-on-the-Lake, Canada	Engineering office	Leased
Plainfield, Illinois	Engineering and operations office	Owned/Leased
Shreveport, Louisiana	Manufacturing and distribution facilities	Owned
Walker, Louisiana	Administrative and operations office, fabrication facility and warehouse	Owned
EARC
Brno, Czech Republic	Engineering office	Leased
London, England	Engineering and sales office	Leased
Moscow, Russia (1)	Administrative, operations and sales office	Leased
The Hague, The Netherlands (1)	Administrative, engineering, operations and sales office	Leased
MENA
Abu Dhabi, UAE	Operations office and fabrication facility	Owned/Leased
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Al Khobar, Saudi Arabia	Fabrication Facility/Operations/Engineering Office	Leased
Al Khobar, Saudi Arabia	Administrative and engineering office	Leased
Askar, Bahrain	Operations office and fabrication facility	Leased
Dammam, Saudi Arabia	Fabrication Facility	Leased
Doha, Qatar	Operations Office	Leased
Dubai, UAE (1)	Operations/Engineering/Fabrication Facility/Administrative Office	Leased
APAC
Batam Island, Indonesia	Fabrication Facility	Leased
Chennai, India	Engineering Office	Leased
Gurgaon, India (1)	Engineering and operations office	Leased
Kuala Lumpur, Malaysia	Operations/Engineering/Administrative Office	Leased
Kwinana, Australia	Administrative, engineering and operations office	Owned
Perth, Australia	Operations Office	Leased
Qingdao, China	Fabrication Facility	Leased
Sattahip, Thailand (1)	Operations office and fabrication facility	Leased
Technology
Beijing, China	Sales and operations office	Leased
Bloomfield, New Jersey	Administrative, engineering and operations office	Leased
Ludwigshafen, Germany	Research and development office	Leased
Mannheim, Germany	Engineering and operations office	Leased
Pasadena, Texas	Research and development office and manufacturing facility	Owned/Leased
The Woodlands, Texas	Administrative Office	Leased
Tyler, Texas	Engineering and operations office	Owned
Corporate
Houston, Texas (1)	Administrative Office	Leased

(1) These offices also serve our Technology segment.

Fabrication Facility Utilization— During 2018, our actual fabrication facilities utilization was 16 million man-hours compared to a 24 million of combined standard man-hours. The combined standard man-hours is the expected annual utilization of our fabrication facilities.

Saudi Aramco Long Term Lease—In March 2017, we entered into a memorandum of understanding (“MOU”) with Saudi Aramco, which contemplates a long-term lease of land to us at the new fabrication and maritime complex being developed by Saudi Aramco in the Kingdom of Saudi Arabia. Negotiations for the long-term lease remain ongoing. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results” in Part II of this report for further discussion.

Other—We also lease a number of other, smaller sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its current and anticipated use.

Vessels

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including the reporting segments in which they were operating as of December 31, 2018:

Location and Vessel Name	Vessel Type	Year Entered Service/Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
NCSA
DB 50(1)(2)	Pipelay/Derrick	1988/2012	4,400	-
Intermac 650(2)	Launch/Cargo Barge	1980/2006	-	-
North Ocean 102(1)(2)	Multi-Service Vessel	2009	275	-
North Ocean 105(1)(3)(4)	Multi-Service Vessel	2012	440	16
Amazon(1)(3)(5)	Multi-Service Vessel	2014	880	-

MENA
DB 27(2)	Pipelay/Derrick	1974/1984	2,400	60
DB 32(2)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(2)	Multi-Service Vessel	1999/2010	55	-
Emerald Sea(1)(2)	Multi-Service Vessel	1996/2007	110	-

APAC
LV 108(1)(2)	Multi-Service Vessel	2014	440	-
DLV 2000(1)(2)	Multi-Service Vessel	2016	2,200	60
DB 30(3)	Pipelay/Derrick	1975/1999	3,080	60

(1)	Vessel with dynamic positioning capability
(2)	Vessels subject to mortgages securing indebtedness under our credit agreement
(3)	Vessels not subject to mortgages securing indebtedness under our credit agreement
(4)

North Ocean 105 (“NO 105”) is currently subject to a mortgage securing indebtedness of the entity that owns that vessel. For further discussion see Note 13, Debt, to the accompanying Consolidated Financial Statements.

(5)	Leased vessel

During 2018, our actual offshore and subsea vessels utilization was 1,032 and 535 days, compared to 1,500 and 1,250 of combined standard days, respectively. The combined standard days is the expected annual utilization of our vessels.

As security for the indebtedness under our Credit Agreement and Letter of Credit Agreement described in Note 13, Debt, we have pledged all of the capital stock of our subsidiaries that own the vessels that are mortgaged to secure that indebtedness.

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

The information set forth under the heading “Investigations and Litigation” in Note 23, Commitments and Contingencies, to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

General—Our common stock is traded on the NYSE under the symbol MDR. As of February 21, 2019 there were approximately 1,461 record holders of our common stock. We did not make any unregistered sales of any of our common stock during 2018, and we did not repurchase any shares of our common stock during 2018 (except in connection with net share settlements of various equity-based incentive awards).

Dividends—We have not paid cash dividends on our common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors evaluates our cash dividend policy from time to time. In addition, our existing credit agreement and the indenture relating to our outstanding senior notes contain contractual restrictions on our ability to pay dividends.

Redeemable Preferred Stock—On November 29, 2018, we issued 300,000 shares of our 12% Redeemable Preferred Stock, par value $1.00 per share, and Series A Warrants to purchase approximately 6.8 million shares of our common stock in reliance upon an exemption from the registration requirements under the Securities Act pursuant to Section 4(a)(2) thereof.  To the extent any shares of common stock are issued upon exercise of the warrants by a warrant holder, they will be issued in transactions expected to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
	(In whole shares)
Equity compensation plans approved by security holders:			5,417,821
Stock options and stock appreciation rights (1) (3)	541,344	$36.98
Other equity compensation awards (2) (3)	3,561,049	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,102,393		5,417,821

(1)

As of December 31, 2018, there were approximately 541,344 securities to be issued upon the exercise of outstanding options and stock appreciation rights. The weighted-average exercise price reflects only the weighted-average exercise price of stock options and stock appreciation rights outstanding.

(2)

As of December 31, 2018, there were approximately 3,561,049 securities to be issued upon vesting of outstanding restricted stock units or performance units. The award agreements for the legacy McDermott awards of restricted stock units granted in 2016, 2017 and 2018, the performance units granted in 2016 and 2017 (which have since been converted to restricted stock units) and the performance units granted in 2018 provide that the awards may be settled in shares, cash equal to the fair market value of the shares otherwise deliverable on the vesting date, or any combination thereof in the sole discretion of the Compensation Committee.  There is no exercise price associated with the awards of restricted stock units or performance units. The award agreements for the legacy CB&I awards of restricted stock units outstanding may only be settled in shares of common stock.

(3)

Includes shares of our common stock issuable upon the exercise of outstanding stock options or stock appreciation rights or the vesting of restricted stock units, or shares of our common stock remaining available for future issuance under the Chicago Bridge & Iron Company 2008 Long-Term Incentive Plan and The Shaw Group, Inc. 2008 Omnibus Incentive Plan (together, the “Assumed Plans”), which we assumed as a result of the Combination.  Under the Assumed Plans, as of December 31, 2018, 98,938 shares of our common stock were issuable upon the exercise of options or stock appreciation rights, at a weighted average exercise price of $24.86, 897,756 shares of our common stock were issuable upon vesting of outstanding restricted stock units and 3,468,330 shares of our common stock were available for future issuance.

Corporate Performance Graph

The following graph provides a comparison of our five-year, cumulative total stockholder return(1) from December 2013 through December 2018 to the return of S&P 500 and our 2018 and 2017 peer groups. Our peer groups consist of companies utilized for executive compensation benchmarking. The only companies from the 2018 peer group which were also included in the 2017 peer group, are Jacobs Engineering Group, Inc. and KBR, Inc.  Each other company was added to the 2018 peer group in consideration of the significantly increased size and scope of McDermott’s operations following the Combination.

(1)	Total stockholder return assuming $100 invested on December 31, 2013 and reinvestment of dividends on daily basis.

The 2018 peer group was comprised of the following companies:

● AECOM	●	MasTech, Inc.

● Dover Corporation	●	National Oilwell Varco, Inc.

● Fluor Corporation	●	Parker-Hannifin Corporation

● EMCOR Group, Inc.	●	Quanta Services, Inc.

● Ingersoll-Rand plc	●	Stanley Black & Decker, Inc.

● Jacobs Engineering Group Inc.	●	Weatherford International plc

● KBR, Inc.

The 2017 peer group was comprised of the following companies:

● Archrock, Inc.	●	Noble Corporation

● Helix Energy Solutions Group, Inc.	●	Oceaneering International, Inc.

● Jacobs Engineering Group Inc	●	Oil States International, Inc.

● KBR, Inc.	●	Superior Energy Services, Inc.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data was derived from our Consolidated Financial Statements. This data should be read in conjunction with the accompanying Consolidated Financial Statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2018 (1)	2017	2016	2015	2014
	(Dollars in millions, except for per share amounts)
Statement of Operations Data:
Revenues	$6,705	$2,985	$2,636	$3,070	$2,301
Project intangibles and inventory related amortization (2)	83	-	-	-	-
Other intangibles amortization (3)	62	-	-	-	-
Transaction costs (4)	48	9	-	-	-
Restructuring and integration costs (5)	134	-	11	41	18
Goodwill impairment (6)	2,168	-	-	-	-
Other asset impairment (7)	58	1	55	7	(9)

Operating (loss) income	(2,256)	307	138	121	4

Net (loss) income	(2,678)	178	36	(9)	(65)
Less: net income (loss) attributable to noncontrolling interest	9	(1)	2	9	11
Net (loss) income attributable to McDermott	(2,687)	179	34	(18)	(76)
Dividends on redeemable preferred stock (8)	(3)	-	-	-	-
Accretion of redeemable preferred stock (9)	(1)	-	-	-	-
Net (loss) income attributable to common stockholders	$(2,691)	$179	$34	$(18)	$(76)

Net (loss) income per share attributable to common stockholders
Basic	$(17.94)	$1.97	$0.43	$(0.23)	$(0.96)
Diluted	$(17.94)	$1.88	$0.36	$(0.23)	$(0.96)

Other Data:
Cash and cash equivalents	$520	$390	$596	$665	$665
Total assets	9,440	3,223	3,222	3,387	3,417
Current debt (10)	30	24	48	24	23
Long-term debt (10)	3,393	512	701	815	836
Long-term lease obligations (11)	66	1	2	2	2
Redeemable preferred stock (12)	230	-	-	-	-
Total stockholders' equity	823	1,789	1,595	1,547	1,539
Total cash (used in) provided by operating activities	(71)	136	178	55	7
RPO (13)	10,913	3,901	4,322	4,231	3,601
New awards	5,649	2,564	2,726	3,701	1,099
Number of employees:
Salaried	14,600	5,000	7,800	6,400	7,800
Hourly and craft	17,300	10,000	5,200	4,700	5,600

(1)

Results for 2018 reflect impacts of the Combination from the Combination Date. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results,” for further discussion and quantification of impacts of the Combination.

(2)

Represents amortization of fair value adjustments for RPOs acquired in the Combination and normalized profit margin fair value associated with acquired long-term contracts that were deemed to be lower than market value as of the Combination Date. Also included is amortization associated with fair value adjustments to inventory balances acquired in the Combination.

(3)

Represents amortization of other intangible assets acquired in the Combination. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

(4)

Relates to professional service fees (including audit, legal and advisory services) associated with the Combination. See Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion.

(5)	Primarily relates to costs to achieve our profitability initiatives. See Note 12, Restructuring and Integration Costs, to the accompanying Consolidated Financial Statements for further discussion.
(6)

Represents impairment of goodwill associated with our NCSA, EARC, APAC and Technology operating units, resulting from our impairment assessment during the fourth quarter of 2018. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

(7)

During 2018 we recorded charges associated with the impairment of two vessels within our Corporate operating group due to changes in their level of planned utilization during 2018. During 2016, we recorded charges associated with the impairment of various vessels. See Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements for further discussion.

(8)

Represents dividends paid on shares of 12% Redeemable Preferred Stock we issued on November 29, 2018. See Note 21, Redeemable Preferred Stock, to the accompanying Consolidated Financial Statements for further discussion.

(9)

Represents accretion of the 12% Redeemable Preferred Stock, which we expect to record over the seven years from November 29, 2018 through the expected redemption date of November 29, 2025, using the effective interest method. See Note 21, Redeemable Preferred Stock, to the accompanying Consolidated Financial Statements for further discussion.

(10)	Represents our long-term debt obligations. See Note 13, Debt, to the accompanying Consolidated Financial Statements for further discussion.
(11)	Represents our capital lease obligations. See Note 14, Lease Obligations, to the accompanying Consolidated Financial Statements for further discussion.
(12)

As of December 31, 2018, our Redeemable Preferred Stock balance was $230 million. The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to warrants (separately included within Capital in excess of par value in our Consolidated Balance Sheet). Also included is accretion through December 31, 2018 of $1 million. See Note 21, Redeemable Preferred Stock, to the accompanying Consolidated Financial Statements for further discussion.

(13)

Represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Remaining Performance Obligations,” and Note 4, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this Annual Report on Form 10-K.

Company Overview

Overview

On May 10, 2018 (the “Combination Date”), we completed our combination with Chicago Bridge & Iron Company N.V. (“CB&I”) (the “Combination”) (see Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion). We are a now a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) and technology solutions to the energy industry and design and build end-to-end infrastructure and technology solutions to transport and transform oil and gas into a variety of products. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for liquefied natural gas (“LNG”), power, offshore and subsea, and downstream (includes downstream oil and gas processing facilities and licensed technologies and catalysts) energy projects around the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. Contracts are usually awarded through a competitive bid process.

Business Segments

Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities. Our five business segments, which represent our reportable segments are: North, Central & South America (“NCSA”); Europe, Africa, Russia & the Caspian (“EARC”); Middle East & North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. The segment information presented for the prior periods has been recast to conform to the 2018 presentation. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects costs that are not allocated to our segments. For financial information about our segments, see Note 24, Segment Reporting, to the accompanying Consolidated Financial Statements.

•

NCSA—Our NCSA segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, gas-fired power plants, LNG import and export terminals, atmospheric and refrigerated storage vessels and terminals, water storage and treatment facilities and pipe and module fabrication. Our December 31, 2018 RPO composition by product offering was 52% Downstream, 21% LNG, 21% Power and 6% Offshore & Subsea. We anticipate the majority of future opportunities over the intermediate term are likely to be in the U.S. LNG and petrochemical markets. Our December 31, 2018 Remaining Performance Obligations (“RPOs”) distribution for this segment by contracting type was approximately 95% fixed-price and hybrid and 5% cost-reimbursable.

•

EARC―Our EARC segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, LNG import and export terminals, and atmospheric and refrigerated storage vessels and terminals. Our December 31, 2018 RPO composition by product offering was 44% Offshore & Subsea and 56% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the downstream oil & gas markets in Russia and upstream and LNG projects in Africa.

•

MENA―Our MENA segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, downstream oil & gas facilities, hydrocarbon processing facilities, atmospheric and refrigerated storage vessels and terminals, and performs pipe fabrication and manufacturing. Our December 31, 2018 RPO composition by product offering was 59% Offshore & Subsea and 41% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Middle East offshore market.

•

APAC—Our APAC segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, refining and petrochemical facilities, hydrocarbon processing facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our December 31, 2018 RPO composition by product offering was 94% Offshore & Subsea and 6% Downstream, which was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Indian offshore market.

•

Technology―Our Technology segment is a leading technology licensor of proprietary gas processing, refining, petrochemical and coal gasification technologies as well as a supplier of proprietary catalysts, equipment and related engineering services. These technologies are critical in the refining of crude oil into gasoline, diesel, jet fuel and lubes, the manufacturing of petrochemicals and polymers, as well as the gasification of coal into syngas. The Technology segment also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. Our December 31, 2018 RPO composition for this segment was 100% Downstream and primarily comprised of fixed-price contracts.

Loss Projects

Based on our assessment at December 31, 2018, four projects determined to be in substantial loss positions, including the Cameron LNG, Freeport LNG Trains 1 & 2, the gas power project for a unit of Calpine Corporation (“Calpine”) and the now-completed gas power project for Indianapolis Power & Light Company, were included in the preliminary purchase price allocation for the Combination (see Note 3, Business Combination, to the accompanying Consolidated Financial Statements). Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

We have had unfavorable changes in estimates of $815 million on the Cameron LNG project, $296 million on the Freeport LNG Trains 1 & 2 and Train 3 projects and $122 million on the Calpine project since the Combination Date, of which approximately $647 million, $296 million and $91 million, respectively, were included as adjustments to the fair values reflected in the acquired balance sheet for the Combination. The changes in estimates reflected in the acquired balance sheet did not result in a significant direct impact on our net income during 2018. The changes in estimates for the Freeport Trains 1 & 2 and Train 3 projects totaled approximately $102 million during the fourth quarter of 2018. The changes in estimates for the Cameron LNG and Calpine projects that were not reflected in the acquired balance sheet were recognized during the fourth quarter of 2018, and resulted in charges of approximately $168 million and $31 million, respectively, to loss from operations during 2018.

Our offshore Abkatun-A2 platform project was also determined to be in a substantial loss position at December 31, 2018. The changes in estimates for this project resulted in a charge of approximately $59 million, primarily during the fourth quarter of 2018, due to the reversal of previously recognized profit and the accrual of a loss provision.

Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun loss projects. Our accrual of provisions for estimated losses on active uncompleted contracts at December 31, 2017 was not material.

Summary information for our significant ongoing loss projects as of December 31, 2018 is as follows:

Cameron LNG―At December 31, 2018, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (within our NCSA operating group) was approximately 50% complete on a post-Combination basis (approximately 85% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $185 million. For these purposes (and for purposes of the discussion below), when we refer to a percentage of completion on a pre-Combination basis, we are referring to the cumulative percentage of completion, which includes progress made prior to the Combination Date.  In accordance with generally acceptable accounting principles, as of the Combination Date, we reset the progress to completion for all of CB&I’s projects then in progress to 0% for accounting purposes.

Through the third quarter of 2018, our changes in estimates to complete the project since the Combination Date of approximately $647 million were primarily due to a detailed reassessment of schedule and underlying cost base. The schedule analysis included a reassessment of the remaining work, including re-work for which we may not be fully compensated, and took into account revisions to the estimation of productivity based on historical efforts and the quality and availability of labor resources throughout the revised project schedule. The revised schedule also resulted in loss of incentive revenue. These changes in estimates were reflected as adjustments to the fair values of various assets and liabilities in the acquired balance sheet, as they resulted from refinements of estimates of conditions that existed as of the Combination Date, and primarily impacted Advance billings on contracts.

In the fourth quarter of 2018, we determined incremental changes in estimates of approximately $168 million resulting from poor labor productivity and increases in subcontract, commissioning and construction management costs represented refinements of estimates of conditions that transpired subsequent to the Combination Date and were therefore recorded as charges to operating loss during the period.

Freeport LNG―At December 31, 2018, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (within our NCSA operating group) were approximately 64% complete on a post-Combination basis (approximately 91% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $26 million.

Our changes in estimates to complete the project since the Combination Date were primarily due to increases in cost estimates resulting from a detailed reassessment of schedule and underlying cost base. The schedule analysis included a reassessment of the remaining work, including re-work for which we may not be fully compensated, and took into account revisions to the estimation of productivity based on historical efforts and the quality and availability of labor resources throughout the revised project schedule. Our changes in estimates for the project also reflect our decision, reached in conjunction with ongoing customer discussions, to include liquidated damages associated with the pre-Hurricane Harvey schedule and other delays, as well as revised estimates of customer and insurance claim recoveries.

These changes in estimates, inclusive of reductions in customer and insurance claim recovery estimates and additional liquidated damages during the fourth quarter of 2018, were reflected as adjustments to the fair values of various assets and liabilities in the acquired balance sheet, as they resulted from refinements of estimates of conditions that existed as of the Combination Date, and primarily impacted Advance billings on contracts.

Calpine Power Project―At December 31, 2018, our U.S. gas turbine power project in the Northeast for Calpine (within our NCSA operating group) was approximately 80% complete on a post-Combination basis (approximately 95% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $25 million.

Through the third quarter of 2018, our changes in cost estimates to complete the project since the Combination Date of approximately $91 million were recorded as adjustments to the fair value of the acquired balance sheet and were primarily associated with revisions to the estimation of productivity based on historical performance. These changes in estimates were reflected as adjustments to the fair values of various assets and liabilities in the acquired balance sheet, as they resulted from refinements of estimates of conditions that existed as of the Combination Date, and primarily impacted Advance billings on contracts.

In the fourth quarter of 2018, we determined that incremental changes in estimates of approximately $31 million resulting from increases in subcontract costs represented refinements of estimates of conditions that transpired subsequent to the Combination Date and were therefore recorded as charges to operating loss during the period.

Abkatun-A2 Project―At December 31, 2018, our Abkatun-A2 platform project in Mexico for Pemex was approximately 88% complete and had an accrued provision for estimated losses of approximately $6 million. The changes in estimates, primarily during the fourth quarter of 2018, resulting in the $59 million charge were largely caused by higher than expected offshore carryover work, challenges due to higher than normal weather downtime and weather induced poor labor productivity resulting in additional vessel and labor costs.

Goodwill Impairment

In connection with the Combination, we allocated $2.5 billion, $461 million, $46 million, $52 million and $1.7 billion of goodwill to NCSA, EARC, MENA, APAC and Technology, respectively. We did not have any indicators of impairment through the third quarter of 2018. However, during our annual quantitative goodwill impairment assessment in the fourth quarter of 2018, we experienced a significant sustained decrease in the trading price of our common stock, incremental charges on acquired loss projects and an increase in our cost of capital that was necessary to be factored into our estimation of the fair value of our reporting units. As a result of our assessment, we recognized a goodwill impairment of $1.5 billion, $40 million, $52 million and $592 million with respect to NCSA, EARC, APAC and Technology, respectively during 2018. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements and under the caption “—Critical Accounting Policies and Estimates—Goodwill” below for further discussion.

Outlook

Business Outlook

The demand for our services is affected to a large extent by the capital expenditure decisions of oil and gas producers, petrochemical firms and producers of electric power.  Material movements in oil and natural gas prices have affected, and will likely continue to affect, the demand for and pricing of our EPCI services. Many of our customers make their capital expenditure decisions based on their long-term view of energy and petrochemical demand and the economics of specific projects.  We operate in most major energy and petrochemical producing regions of the world, work on both new and existing projects and provide services that require a varying amount of technical complexity.  As a result, the economics of specific projects that we provide services for varies considerably.

Many energy companies reduced, deferred or otherwise constrained their infrastructure spending in recent years.  We now believe that the industry may be approaching a point at which the global balance between supply and demand is beginning to tighten, a cyclical trend that historically has led to an improved market environment for us.

In the current environment, we will continue to maintain our focus on delivering complete, innovative solutions as a trusted global service provider, enabling our customers to maximize the potential of natural resources.  Our specific objectives include efficient execution and asset utilization, risk management and cost and liquidity management.

As part of a reaffirmation of our long-term strategy, we expect to continue considering in the future a variety of potential transactions, including, but not limited to, acquisitions of vessels, and new fabrication and maritime yard facilities (such as the planned construction of a new yard at Ras Al-Khair in Saudi Arabia). We can provide no assurance that our consideration of such opportunities will result in the consummation of any transaction, or if a transaction is undertaken, as to its terms, structure or timing, or as to the availability of financing necessary to consummate such a transaction on acceptable terms, if at all.

Strategic Review of Business Portfolio

We have performed a strategic review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business are non-core for purposes of our vertically integrated offering model. As a result of our review, we identified our storage tank and U.S. pipe fabrication businesses as non-core for purposes of our vertically integrated offering model. As a result and in view of the considerations discussed below under “Liquidity and Capital Resources,” we are developing plans to seek buyers for each of the two businesses, which are subject to approval by our Board of Directors. We expect a substantial portion of the proceeds resulting from sales of these businesses would be utilized to reduce our outstanding debt.

Remaining Performance Obligations

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

RPOs for each of our segments can consist of up to several hundred contracts. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The timing of awards and differing types, sizes and durations of our contracts, combined with the geographic diversity and stages of completion of the associated projects, often results in fluctuations in our quarterly segment results as a percentage of total revenue. RPOs may not be indicative of future operating results, and projects in our RPOs may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in RPOs. It is possible that our estimates of profit could increase or decrease based on, among other things, changes in productivity, actual downtime and the resolution of change orders and claims with the customers, and therefore our future profitability is difficult to predict.

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

Our RPOs by business segment as of December 31, 2018 and 2017 were as follows:

	December 31, 2018 (1)		December 31, 2017		Change (2)
	(Dollars in millions)
NCSA	$5,649	52%	$437	11%	$5,212	1193%
EARC	1,378	12%	732	19%	646	88%
MENA	1,834	17%	2,249	58%	(415)	-18%
APAC	1,420	13%	483	12%	937	194%
Technology	632	6%	-	-	632	100%
Total	$10,913	100%	$3,901	100%	$7,012	180%

(1)	Approximately 46% of our RPOs as of December 31, 2018 were derived from projects outside the U.S.

(2)

Our RPOs increased by $7 billion from December 31, 2017, primarily due to $8.3 billion from the Combination, after considering conforming accounting policies and project adjustments for acquired in-process projects. This increase was partially offset by the recognition of revenues of $6.7 billion exceeding new awards of $5.6 billion, and the impact of foreign exchange and other adjustments.

Of the RPOs as of December 31, 2018, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$7,113	$2,887	$913

Operating Results

2018

RPO—Our RPOs as of December 31, 2018 were approximately $11 billion and included the following significant 2018 awards: a high-density polyethylene plant project awarded by Bayport Polymers LLC in our NCSA segment; a subsea project awarded by Oil and Natural Gas Corporation (“ONGC”) in our APAC segment; a power project awarded by Entergy Corporation and a MEG unit project awarded by Gulf Coast Growth Ventures (a project involving units of Exxon Mobil Corporation and Saudi Arabia Basic Industries Corp., or “SABIC”), in our NCSA segment.

Revenues—Revenues increased by $3.7 billion during 2018 compared to 2017, primarily due to the Combination (approximately $4.4 billion), the majority of which benefited our NCSA segment. The key projects driving 2018 revenues within our NCSA segment were our two U.S. LNG export facility projects, various U.S. ethane projects and various U.S. power projects. The Safaniya phase 5 and 6 projects in our MENA segment also contributed significantly to revenues.

Operating Loss—Operating results decreased by $2.6 billion from $307 million of operating income in 2017 to $2.3 billion of operating loss in 2018. Our 2018 operating results included $18 million of operating loss from the Combination (including $157 million of project-related and other intangible assets, inventory and investment in unconsolidated affiliates related amortization). Our operating loss also included:

•	goodwill impairment of $2.2 billion, resulting from our first annual quantitative impairment analysis during the fourth quarter of 2018;
•	restructuring and integration costs of $134 million, primarily relating to costs to achieve our Combination profitability initiative (“CPI”);
•	a net benefit of $29 million resulting from changes in estimates to complete various projects;
•	a non-cash impairment loss of $58 million associated with the net book value write-down of two of our vessels;
•	transaction costs of $48 million, primarily relating to the Combination; and
•	incremental expense of $25 million associated with the need to make alternate arrangements for a third-party vessel charter, because the previously designated vessel was withdrawn from the market.

2017

RPO—Our RPO balance as of December 31, 2017 was $3.9 billion and included a significant new Saudi Aramco award for phase 6 of the Safaniya field upgrade in our MENA segment, a significant new award from Reliance Industries Ltd. in our APAC segment and awards from units of Mærsk Olie og Gas A/S and British Petroleum plc for the Tyra and Angelin projects in our EARC and NCSA segments, respectively, as well as a number of change orders awarded during 2017.

Revenues—Revenues increased by $349 million during 2017 compared to 2016, primarily due to an increase in our MENA segment, partially offset by decreases in our other segments. The key projects driving 2017 revenue were a lump-sum EPCI project under the second Saudi Aramco Long Term Agreement (“LTA II”), the Saudi Aramco Marjan power systems replacement project, the Ichthys project in Australia, the Vashishta project in India and the Abkatun-A2 platform project in Mexico. In addition, increased activity across our portfolio of projects in the Middle East also contributed to 2017 revenues.

Operating Income—Operating income increased by $169 million from $138 million in 2016 to $307 million in 2017. Our “One McDermott Way” initiative continued to drive efficient project execution and associated cost savings. In addition, our improved customer relationships, alignment with customer schedules, project closeout improvements on completed projects and recognition of approved change orders contributed to 2017 operating income.

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

The 2017 operating results include approximately $9 million of transaction costs related to the Combination and lower cost recovery associated with certain vessels and our fabrication facilities due to a reduction in active projects.

2016―Our RPO balance as of December 31, 2016 was $4.3 billion. Significant new awards under the LTA II, two other significant awards (one in our NCSA segment and one in our APAC segment) and a number of change orders contributed to our RPO balance as of December 31, 2016.

Revenues decreased by $434 million in 2016 compared to 2015, primarily due to lower activity on our Ichthys project and completion of the Brunei Shell pipeline replacement project in our APAC segment. That decrease was partially offset by increased activities on several of our MENA segment projects.

Operating income increased by $17 million from $121 million in 2015 to $138 million in 2016 despite the challenging environment of low crude oil and natural gas prices.

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

The 2016 operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia.

A total of $55 million of non-cash impairment charges related to our Agile vessel and certain other marine assets impacted our 2016 operating income, as discussed in Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements.

In 2016 we realized approximately $150 million and $46 million of cash savings, before restructuring charges, from our McDermott Profitability Initiative (“MPI”) and Additional Overhead Reduction program (“AOR”), respectively. MPI was completed during the third quarter of 2016, and AOR was completed during the fourth quarter of 2016. See Note 12, Restructuring and Integration Costs, to the accompanying Consolidated Financial Statements for further discussion.

2018 Versus 2017

Revenue

Revenues increased by 125%, or $3.7 billion, in 2018 compared to 2017, reflecting a $4.4 billion increase due to the Combination, partially offset by reduced revenues from legacy McDermott projects.

	Year ended December 31,
	2018	2017	Change
	(In millions)			Percentage
Revenues:
NCSA	$3,928	$246	$3,682	1,497%
EARC	271	19	252	1,326
MENA	1,704	2,120	(416)	(20)
APAC	411	600	(189)	(32)
Technology	391	-	391	NA
Total	$6,705	$2,985	$3,720	125%

NCSA—Revenues increased by 1,497%, or $3.7 billion, in 2018 (including $3.5 billion due to the Combination) compared to 2017.

In 2018, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $1.3 billion combined);
•	construction progress on our ethane projects in Texas and Louisiana (approximately $1 billion combined);
•	various power projects in the U.S.;
•	fabrication and marine activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico; and
•	various other U.S. and offshore projects.

In 2017, a variety of projects and activities contributed to revenues, including:

•	fabrication activity progress on the Abkatun-A2 platform;
•	re-commencement of onshore activity on the Atlanta SURF project in Brazil; and
•	commencement of fabrication activity on the BP Angelin EPCI gas field project.

EARC—Revenues increased by 1,326%, or $252 million, in 2018 (including $135 million due to the Combination) compared to 2017.

In 2018, a variety of projects and activities contributed to revenues, including:

•	progress on the Maersk Olie og Gas A/S Tyra Redevelopment EPCI project, awarded in the fourth quarter of 2017;
•	ongoing activities for an oil refinery expansion project in Russia;
•	engineering, procurement and supply of process equipment for a deep conversion complex built at a refinery in central Russia; and
•	various other projects.

In 2017 revenue was primarily associated with completion of activities on the Yamal project in the first half of 2017.

MENA—Revenues decreased by 20%, or $416 million, in 2018 (including a benefit of $292 million due to the Combination) compared to 2017.

In 2018, a variety of projects and activities contributed to revenues, including:

•	completion of engineering, fabrication and procurement activity and structural demolition and installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project, awarded in the fourth quarter of 2017;
•

engineering, fabrication and procurement progress and offshore installation of the 13 jackets by our DB27 and DB 30 vessels on the Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;

•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	pipelay, deck installation, tie-ins, fabrication and hook up activities on the Saudi Aramco Header 9 Facilities project;
•	engineering, fabrication and procurement progress on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on Abu Dhabi National Oil Company crude flexibility projects in Ruwais, UAE, awarded in the first quarter of 2018;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC; and
•	various other projects.

In 2017, a variety of projects and activities contributed to revenues, including:

•	higher fabrication and marine activities on the lump-sum EPCI project under the LTA II;
•	increased fabrication and marine campaign undertaken for jackets and deck installation, as well as completion of hook-up work, on the Saudi Aramco Marjan power system replacement project;
•	fabrication of jackets and pipeline, and a marine campaign undertaken for jackets and pipeline installation, as well as hookup activities, on two Saudi Aramco EPCI projects;
•	the Saudi Aramco nine jackets project, which progressed through the fabrication phase to the marine installation phase, and was completed in 2017;
•	engineering, fabrication and cable lay progress on Safaniya phase 5, a lump-sum EPCI project under the LTA II awarded in the fourth quarter of 2016;
•	a marine campaign carried out for umbilical and valve skid installation and hookup work on pipeline, spool and risers for a flow assurance project in the Middle East;
•	engineering, fabrication and marine progress on a Saudi Aramco four jackets and three gas observation platforms project; and
•	pipelay installation and hookup activities executed by our DB 27 vessel on KJO Hout, a substantially complete project in 2017, in the Neutral Zone.

APAC—Revenues decreased 32%, or $189 million, in 2018 (including a benefit of $75 million due to the Combination) compared to 2017.

In 2018, a variety of projects and activities contributed to revenues, including:

•	completion of pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project in Australia;
•	the Inpex Ichthys project in Australia and Vashishta subsea field infrastructure development project in India, both of which are substantially complete;
•	commencement of activities on a subsea installation project in India, awarded in the fourth quarter of 2017; and
•	various other projects.

In 2017, a variety of projects and activities contributed to revenues, including:

•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India;
•	commencement and completion in 2017 of a marine campaign for transportation and installation of pipelines under the multi-year offshore Brunei Shell Petroleum (“BSP”) installation contract; and
•	the Greater Western Flank Phase 2 project in Australia, which progressed from the engineering phase to the fabrication phase.

Technology—Revenues during 2018 were $391 million (all of which was due to the Combination) and were primarily associated with licensing and proprietary equipment activities in the petrochemical and refining markets and the sale of catalyst.

Segment Operating Income

Segment operating loss in 2018 was $1.7 billion compared to segment operating income of $527 million in 2017. Our 2018 operating results included $18 million of operating loss due to the Combination (including $157 million of project-related and other intangible assets, inventory and investment in unconsolidated affiliates related amortization). Our segment operating results were also impacted by a $2.2 billion goodwill impairment, as described below.

	Year ended December 31,
	2018	2017	Change
	(In millions)			Percentage
Segment operating income:
NCSA	$(1,537)	$(4)	$(1,533)	(38,325)%
EARC	(74)	(13)	(61)	(469)
MENA	328	451	(123)	(27)
APAC	56	93	(37)	(40)
Technology	(519)	-	(519)	NA
Total	$(1,746)	$527	$(2,273)	(431)%

NCSA—Segment operating loss was $1.5 billion and $4 million during 2018 and 2017, respectively. Our 2018 operating results benefited by $18 million from the impact of the Combination (including $37 million of amortization for project, other intangible assets and inventory related fair value adjustments).

In 2018 a variety of items negatively impacted our NCSA segment operating results, including:

•	a goodwill impairment charge of $1.5 billion, resulting from our annual impairment assessment;
•	charges resulting from changes in estimates for our Cameron LNG and Calpine loss projects, as discussed under “Company Overview—Loss Projects” above; and
•	charges resulting from changes in estimates for our offshore Abkatun-A2 platform loss project, including the reversal of previously recognized profit.

These were charges were partly offset by a variety of projects and activities that contributed operating income, including:

•	construction progress and cost savings on our ethane projects in Texas and Louisiana;
•	construction progress and cost savings on various power projects in the U.S.; and
•	various other projects in the U.S.

In 2017, operating income was primarily associated with fabrication activity progress on the Abkatun-A2 platform, the commencement of fabrication activity on the BP Angelin EPCI gas field project, re-commencement of onshore activity on the Atlanta SURF project in Brazil and close-out improvements and recognition of approved change orders on certain completed projects.

EARC—Segment operating losses were $74 million and $13 million during 2018 and 2017, respectively. Our 2018 operating loss included losses of $14 million from the impact of the Combination (including $13 million of project related and other intangible assets amortization).

In both periods, our project results were offset by the selling, general and administrative expenses and losses from our investment in the io Oil and Gas unconsolidated joint venture. Our 2018 results were also impacted by a goodwill impairment charge of $40 million, resulting from our annual impairment assessment. Our 2018 results were also impacted by the project related and other intangible assets amortization.

MENA—Segment operating income was $328 million and $451 million during 2018 and 2017, respectively. Our 2018 operating results benefited by $25 million from the impact of the Combination (including $17 million of project-related and other intangible assets and investment in unconsolidated affiliate related amortization).

In 2018, a variety of projects and activities contributed to operating income, including:

•

completion of engineering, fabrication, procurement activity and structural demolition and installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project, as well as productivity improvements and cost savings on the project;

•	pipelay, deck installation, tie-ins, fabrication and hook up activities on the Saudi Aramco Header 9 Facilities project, as well as productivity improvements and cost savings on the project;
•	marine and hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC, as well as cost savings on the project;
•	engineering, fabrication, procurement progress and offshore installation of the 13 jackets by our DB27 and DB 30 vessels on the Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project;

•	a demolition campaign on the Saudi Aramco Marjan power systems replacement project;
•	a favorable settlement on the Saudi Aramco Safaniya phase 1 project, completed in 2016;
•	various other projects; and
•

income from our unconsolidated joint venture with CTCI, partly offset by investment in unconsolidated affiliate related amortization associated with purchase accounting intangible assets resulting from the Combination.

In 2017, a variety of projects and activities contributed to operating income, including:

•	higher fabrication and marine activities, as well as benefits from a change in scope of work, on the lump-sum EPCI project under the LTA II;
•	a marine campaign undertaken for jackets and deck installation, as well as completion of hook-up work, on the Saudi Aramco Marjan power system replacement project;
•	a marine campaign carried out for installation of umbilical, J-tube, valve skid, and spool and riser, as well as pipeline hook-up activities, for a flow assurance project in the Middle East;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Saudi Aramco Karan-45 project;
•	a marine campaign undertaken for jacket and pipeline installation, as well as hookup activities, on two Saudi Aramco EPCI projects;
•	completion of the next phase of a large pipeline repair-related project in the Middle East; and
•	higher fabrication and marine installation activities on the Saudi Aramco nine jackets project, which was completed in 2017.

APAC—Segment operating income was $56 million and $93 million during 2018 and 2017, respectively. During 2018, APAC did not materially benefit from the Combination.

In 2018, a variety of projects and activities contributed to operating income, including:

•	cost savings and the close-out of outstanding change orders on active and completed projects; and
•	cost savings upon the commencement and substantial completion of pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project in Australia.

These benefits were partially offset by a goodwill impairment charge of $52 million, resulting from our annual impairment assessment and cost increases and weather downtime on various projects.

In 2017, a variety of projects and activities contributed to operating income, as follows:

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

Technology—Segment operating loss during 2018 was $519 million (including a $592 million goodwill impairment charge, resulting from our annual impairment assessment, and $89 million of project-related and other intangible assets and investment in unconsolidated affiliate related amortization). The results were primarily associated with licensing and proprietary equipment activity, as well as the supply of catalyst, and included $27 million of equity income, which includes our portion of income from the Chevron-Lummus Global joint venture, an unconsolidated affiliate.

Other Items in Operating Income

Corporate and Other

	Year ended December 31,
	2018	2017	Change
	(In millions)			Percentage
Corporate and Other	$(510)	$(220)	$(290)	(132)%

The increase in Corporate and Other expenses was primarily due to the following charges in 2018:

•	restructuring and integration costs of $134 million primarily related to costs to achieve our CPI, see Note 12, Restructuring and Integration Costs, to the accompanying Financial Statements;
•	impairment loss of $58 million associated with the net book value write-down of two of our vessels, see Note 16, Fair Value Measurements, to the accompanying Financial Statements;
•

an increase of $39 million in transaction costs, primarily related to incremental employee related costs and professional fees associated with the Combination, see Note 3, Business Combination, to the accompanying Financial Statements;

•

an incremental expense of $25 million associated with the need to make alternate arrangements for a third-party vessel charter, because the previously designated vessel was withdrawn from the market; and

•	increased selling, general and administrative expenses for the combined organization.

Other Non-operating Items

Interest expense, net—Interest expense, net was $259 million and $63 million during 2018 and 2017, respectively.

Interest expense in 2018 was primarily comprised of:

•	$97 million of interest expense and $6 million of deferred debt issuance costs (“DIC”) amortization associated with the issuance of $1.3 billion principal amount of our 10.625% senior notes due 2024;
•	$113 million of interest expense and $9 million of deferred DIC amortization associated with our $2.26 billion senior secured term loan facility;
•	$17 million of amortization of deferred DIC associated with our Revolving Credit Facility and LC Facility described below under “—Liquidity and Capital Resources”; and
•	$14 million of interest expense associated with our 8.000% second-lien notes, which were redeemed in May 2018.

See Note 13, Debt, to the accompanying Financial Statements for further discussion.

Interest expense, net in 2017 was primarily associated with our 8.000% second-lien notes, which were redeemed in May 2018, and our prior term loan, which was repaid in June 2017.

Other non-operating expense, net—Other non-operating expense, net was $56 million in 2018 and primarily related to:

•

a $47 million year-end, non-cash actuarial pension mark-to-market loss associated with our defined benefit pension and other postretirement plans. See Note 15, Pension and Postretirement Benefits, to the accompanying Financial Statements for further discussion; and

•

a $10 million make-whole fee and $4 million of charges relating to the write-off of deferred DIC, associated with the redemption of our 8.000% second-lien notes in May 2018. See Note 13, Debt, to the accompanying Financial Statements for further discussion.

Income tax (benefit) expense—For the year ended December 31, 2018, we recognized loss before provision for income taxes of $2.6 billion, compared to income before provision for income taxes of $249 million for the year ended December 31, 2017. Income tax expense was $104 million and $69 million for 2018 and 2017, respectively.  Our provision for income taxes reflected an effective tax rate of approximately (4%) and 28% in 2018 and 2017, respectively.

The 2018 effective tax rate of (4%) was primarily driven by the recognition of a $2.2 billion goodwill impairment charge during 2018, with no associated tax benefit (14% impact on rate), and the establishment of approximately $250 million of valuation allowances on deferred taxes during 2018 (10% impact on rate), as a result of our cumulative loss for the three-year period ended December 31, 2018.

The 2017 effective tax rate of 28% was primarily driven by $359 million of income earned in favorable tax jurisdictions (United Arab Emirates, Malaysia, Norway and Qatar). Additionally, we utilized $161 million of net operating loss (“NOL”) carryforwards in the U.S., Saudi Arabia and Malaysia, all of which decreased our effective tax rate.  Those decreases were partially offset by $30 million of losses in India and Indonesia, where we were subject to tax based on revenue, and $26 million of losses in the United Kingdom (“U.K.”) and Mexico, where we did not recognize a tax benefit. See Note 18, Income Taxes, to the accompanying Consolidated Financial Statements for further discussion.

2017 Versus 2016

Revenue

Revenues increased by 13%, or $349 million, in 2017 compared to 2016, primarily due to an increase in our MENA segment.

	Year ended December 31,
	2017	2016	Change
	(In millions)			Percentage
Revenues:
NCSA	$246	$283	$(37)	(13)%
EARC	19	112	(93)	(83)
MENA	2,120	1,241	879	71
APAC	600	1,000	(400)	(40)
Total revenues	$2,985	$2,636	$349	13%

NCSA—Revenues decreased by 13%, or $37 million, due to a reduction in active projects in 2017 compared to 2016.

In 2017, a variety of projects and activities contributed to revenues, including:

•	fabrication activity progress on the Abkatun-A2 platform;
•	re-commencement of onshore activity on the Atlanta SURF project in Brazil; and
•	commencement of fabrication activity on the BP Angelin EPCI gas field project.

In 2016, a variety of projects and activities, which were completed or substantially completed in 2016, contributed to revenues, including:

•	the Ayatsil-C jacket replacement project;
•	the EOG Sercan project;
•	the PB Litoral project;
•	the Jack St. Malo project;
•	the Caesar Tonga field development project;
•	the LLOG Otis subsea tieback project; and
•	the Exxon Julia subsea tieback project.

Commencement of engineering work on the Abkatun-A2 platform project, a turnkey EPCI contract in the Gulf of Mexico awarded in 2016, and multiple front-end engineering and design projects also contributed to 2016 revenue.

EARC—Revenues decreased 83%, or $93 million, in 2017 compared to 2016, primarily due to completion of activities on the Yamal project in the first half of 2017.

MENA—Revenues increased by 71%, or $879 million, in 2017 compared to 2016.

In 2017, a variety of projects and activities contributed to revenues, including:

•	higher fabrication and marine activities on the lump-sum EPCI project under the LTA II;
•	increased fabrication and marine campaign undertaken for jackets and deck installation, as well as completion of hook-up work, on the Saudi Aramco Marjan power system replacement project;
~~•~~	fabrication of jackets and pipeline, and a marine campaign undertaken for jackets and pipeline installation, as well as hookup activities, on two Saudi Aramco EPCI projects;
•	the Saudi Aramco nine jackets project, which progressed through the fabrication phase to the marine installation phase, and was completed in 2017;
•	engineering, fabrication and cable lay progress on Safaniya phase 5, a lump-sum EPCI project under the LTA II awarded in the fourth quarter of 2016;
•	a marine campaign carried out for umbilical and valve skid installation and hookup work on pipeline, spool and risers for a flow assurance project in the Middle East;
•	engineering, fabrication and marine progress on a Saudi Aramco four jackets and three gas observation platforms project; and
•	pipelay installation and hookup activities executed by our DB 27 vessel on KJO Hout, a substantially complete project in 2017, in the Neutral Zone.

In 2016, a variety of projects and activities contributed to revenues, including:

•	the commencement of engineering, fabrication and marine activities on a lump-sum EPCI project under the LTA II;
•	the marine campaign for installation of a pipeline, spool and risers on a flow assurance project in the Middle East, awarded in the fourth quarter of 2015;
•	fabrication and marine cablelay activities on the Saudi Aramco Marjan power system replacement project; and
•	engineering, fabrication and marine activity on the KJO Hout project in the Neutral Zone.

The following projects, which were completed or were substantially completed in 2016, also contributed to revenues:

•	the Saudi Aramco 12 jackets project; and
•	a large pipeline-related project and wellhead jacket and umbilical project, both in the Middle East.

In addition, close out improvements on the Safaniya phase 2 and ADMA 4 GI projects also contributed to 2016 revenue.

APAC—Revenues decreased 40%, or $400 million, in 2017 compared to 2016.

In 2017, a variety of projects and activities contributed to revenues, including:

•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India;
•	commencement and completion in 2017 of a marine campaign for transportation and installation of pipelines under the multi-year offshore BSP installation contract; and
•	the Greater Western Flank Phase 2 project in Australia, which progressed from the engineering phase to the fabrication phase.

Revenues in 2016 were higher compared to 2017, primarily due the following:

•	higher installation activity during 2016 on the Inpex Ichthys EPCI project in Australia; and
•	completion of the Bergading offshore installation project in Malaysia in the second quarter of 2016.

Segment Operating Income

Segment operating income improved by 47%, or $168 million, in 2017 compared to 2016, primarily due to improvements in our MENA segment.

	Year ended December 31,
	2017	2016	Change
	(In millions)			Percentage
Segment operating income:
NCSA	$(4)	$63	$(67)	(106)%
EARC	(13)	(13)	-	-
MENA	451	209	242	116
APAC	93	100	(7)	(7)
Total	$527	$359	$168	47%

NCSA—Segment operating loss in 2017 was $4 million compared to an operating income of $63 million in 2016.

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

EARC—Segment operating loss was $13 million in 2017 and 2016 and was primarily associated with low project activity, a loss in unconsolidated affiliate and selling, general and administrative expenses, partially offset by close-out improvements on the Yamal project.

MENA—Segment operating income in 2017 and 2016 was $451 million and $209 million, respectively.

In 2017, a variety of projects and activities contributed to segment operating income, including:

•	higher fabrication and marine activities, as well as benefits from a change in scope of work, on the lump-sum EPCI project under the LTA II;
•	a marine campaign undertaken for jackets and deck installation, as well as completion of hook-up work, on the Saudi Aramco Marjan power system replacement project;
•	a marine campaign carried out for installation of umbilical, J-tube, valve skid, and spool and riser, as well as pipeline hook-up activities, for a flow assurance project in the Middle East;
•	marine hookup activities carried out during the shutdown of the TP-1 platform on the Saudi Aramco Karan-45 project;
•	a marine campaign undertaken for jacket and pipeline installation, as well as hookup activities, on two Saudi Aramco EPCI projects;
•	completion of the next phase of a large pipeline repair-related project in the Middle East; and
•	higher fabrication and marine installation activities on the Saudi Aramco nine jackets project, which was completed in 2017.

In 2016, a variety of projects and activities contributed to segment operating income, including:

•	the completion of jacket fabrication and marine installation activity coupled with close-out improvements on the 12 jacket Saudi Aramco project;
•	progress driven by higher engineering, fabrication and marine pipelay activity, as well as improved productivity and associated cost savings, on a lump-sum EPCI project under the LTA II;
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

APAC—Segment operating income in 2017 and 2016 was $93 million and $100 million, respectively.

In 2017, a variety of projects and activities contributed to segment operating income, including:

•	the continued progression of the Ichthys project in Australia through the marine installation phase;

•	commencement and completion of the BSP transportation and installation of pipelines project; and
•	progress driven by engineering and fabrication activity on the Greater Western Flank Phase 2 project.

In 2017, our operating margin on the Vashishta project in India was adversely impacted due to unseasonal weather delays and marine equipment downtime, and changes to our execution plan, as well as increases in associated costs. As a result, this project did not contribute positively to our overall operating margin in 2017.

In 2016, a variety of projects and activities contributed to segment operating income, including:

•	improved productivity and project execution cost savings and recognition of approved change orders on active projects; and
•	close-out improvements on our completed projects.

The 2016 segment operating income was negatively impacted by $31 million resulting from a failure identified in certain supplier provided subsea-pipe connector components previously installed on the Ichthys project in Australia.

Other Items in Operating Income

Corporate and other expenses

	Year ended December 31,
	2017	2016	Change
	(In millions)			Percentage
Corporate and Other	(220)	(221)	1	-%

The 2017 Corporate and other expenses included the following items:

•	lower cost recovery associated with certain vessels and a fabrication facility due to a reduction in active projects in our NCSA and APAC segments in 2017; and
•	transaction costs of approximately $9 million incurred in the fourth quarter of 2017 related to the Combination.

The 2016 Corporate and other expenses included the following unusual items, which were not repeated in 2017:

•

a $55 million non-cash impairment charge related to our marine assets recorded in 2016, as discussed in Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements, not repeated in 2017; and

•

$11 million of restructuring expense recorded in 2016, as discussed in Note 12, Restructuring and Integration Costs, to the accompanying Consolidated Financial Statements (the associated restructuring programs were substantially complete in 2016).

Other Non-operating Items

Interest expense, net—Interest expense was $63 million and $59 million in 2017 and 2016, respectively.

The increase in interest expense was primarily due to:

•

expensing of the remaining $4 million of unamortized debt issuance costs associated with the repayment of the term loan under our Prior Credit Agreement (as defined in “Liquidity and Capital Resources” below); and

•	lower interest capitalization in 2017 compared to 2016. The Deepwater Lay Vessel 2000 (“DLV 2000”), which was previously under construction, was deployed to our fleet in the second quarter of 2016.

Those increases were partially offset by lower interest expense as a result of repayments of the term loan and our amortizing notes in the second quarter of 2017.

Provision for income taxes—For the year ended December 31, 2017, we recognized income before provision for income taxes of $249 million, compared to income before provision for income taxes of $82 million for the year ended December 31, 2016. In the aggregate, the provision for income taxes was $69 million and $42 million for the years ended December 31, 2017 and 2016, respectively. Our provision for income taxes reflected an effective tax rate of approximately 28% and 51% in 2017 and 2016, respectively.

The 2017 effective tax rate of 28% was primarily driven by $359 million of income earned in favorable tax jurisdictions (United Arab Emirates, Malaysia, Norway and Qatar). Additionally, we utilized $161 million of net operating loss (“NOL”) carryforwards in the U.S., Saudi Arabia, and Malaysia, all of which decreased our effective tax rate.  Those decreases were partially offset by $30 million of losses in India and Indonesia where we were subject to tax based on revenue and $26 million of losses in the United Kingdom (“U.K.”) and Mexico where we did not recognize a tax benefit. See Note 18, Income Taxes, to the accompanying Consolidated Financial Statements for further discussion.

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

In order to maintain our ability to pursue the business opportunities from the strong order flow we are projecting, notwithstanding the usage of our working capital and capital resources to fund the payment of the increased costs on the three legacy loss projects described above, subsequent to the completion of our Combination financing arrangements in November 2018, we issued shares of redeemable preferred stock and warrants and added new letter of credit capacity. See the description of our financing arrangements under “—Credit and Other Financing Arrangements” below.

We believe our cash and cash equivalents on hand, cash flows generated from operations, amounts available under our credit facilities and uncommitted bilateral lines of credit will be sufficient to finance our capital expenditures, including expected capital expenditures for the Amazon vessel (as more fully described in Note 14, Lease Obligations to the accompanying Consolidated Financial Statements), settle our commitments and contingencies (as more fully described in Note 23, Commitments and Contingencies to the accompanying Consolidated Financial Statements) and address our normal, anticipated working capital needs for the foreseeable future.

As discussed above under “Company Overview – Strategic Review of Business Portfolio,” we are developing plans to seek buyers for the sales of our storage tank and U.S. pipe fabrication businesses, which are subject to approval by our Board of Directors. We expect proceeds resulting from the sales of these businesses would be utilized to reduce our outstanding debt.

There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations, our ability to access our credit facilities and uncommitted bilateral lines of credit and our ability to access capital markets, at reasonable terms or at all, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under our credit facilities and uncommitted bilateral lines of credit. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2018, we had $845 million of cash, cash equivalents and restricted cash, as compared to $408 million as of December 31, 2017. Approximately $146 million of our cash and cash equivalents at December 31, 2018 was within our variable interest entities (“VIEs”) associated with our joint venture and consortium arrangements, which is generally only available for use in our operating activities when distributed to the joint venture and consortium participants. At December 31, 2018, we had approximately $330 million of cash in jurisdictions outside the U.S., principally in the United Arab Emirates, Ireland, India, the U.K. and Malaysia. Approximately 5% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

Cash Flow Activities

Operating activities―Net cash (used in) provided by operating activities in 2018, 2017 and 2016 was ($71) million, $136 million and $178 million, respectively.

The cash (used in) provided by operating activities primarily reflected our net income (loss), adjusted for non-cash items and changes in components of our working capital. The changes in our working capital during 2018 were primarily driven by accounts receivable, contracts in progress, net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on RPOs as we complete different phases of our projects.

The legacy CB&I operations had approximately $2.5 billion of negative working capital as of the Combination Date, including approximately $1.3 billion of negative working capital associated with the Calpine power project and the proportionate shares of the Cameron LNG and Freeport LNG consortium projects (collectively, the “Focus Projects”). Negative working capital for the Focus Projects was approximately $815 million as of December 31, 2018.

In the year ended December 31, 2018, net cash used by working capital was approximately $134 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $278 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $610 million used for the Focus Projects), partially offset by projects within our other segments.

•	Accounts payable—a decrease of $156 million, primarily due to payments related to our MENA and NCSA segments.

This increase was partially offset by:

•

Accounts receivable—a net decrease of $300 million, primarily due to collections in our NCSA segment (including approximately $85 million from the Focus Projects), partially offset by billings within our other segments.

In the year ended December 31, 2017, net cash used by working capital was approximately $254 million. Contracts in progress, net of Advance billings on contracts increased by $450 million primarily due to progress on:

•	the Abkatun-A2 project in our NCSA segment;
•	various Saudi Aramco projects, including the lump-sum EPCI project under the LTA II, and the Berri platform, and the Safaniya Phase 5 and the Header 9 Facilities projects in our MENA segment; and
•	the Ichthys and Vashishta projects in our APAC segment.

This increase was partially offset by:

•	Accounts receivable—collections across all segments reduced our accounts receivable by $91 million; and
•	Accounts payable—an increase of $105 million was driven by project progress across all segments.

Cash of $178 million generated in 2016 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital. Contracts in progress, net of Advance billings on contracts decreased by $144 million primarily due to completion of the following projects:
•	the Safaniya Phase 1 and 2 projects and Manifa project, all with Saudi Aramco;
•	the PB Litoral project in our NCSA segment; and
•	the BSP Pipelines project in our APAC segment.

The increase was partially offset by:

•	Accounts receivable—a $89 million increase primarily due to timing of billings and receipt of payments under project contractual terms; and
•	Accounts payable—a decrease of $102 million was driven by settlements with vendors as several projects across all segments were nearing completion.

Investing activities―Our net cash used in investing activities was $2.6 billion, $65 million and $231 million in 2018, 2017 and 2016, respectively.

Net cash used in investing activities in 2018 was primarily associated with:

•

the cash portion of the Combination consideration ($2.4 billion, net of cash acquired of $498 million – see Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion);

•

net outflows from advances of $241 million with our third-party consortium participants of proportionately consolidated consortiums (see Note 10, Joint Venture and Consortium Arrangements, to the accompanying Consolidated Financial Statements for further discussion); and

•	capital expenditures of $86 million.

These outflows were partially offset by proceeds from asset dispositions of $69 million, approximately $52 million of which were associated with the sale of CB&I’s former administrative headquarters.

Net cash used in investing activities in 2017 included the acquisition and subsequent sale leaseback of the Amazon vessel and upgrade costs for other marine vessels.

Net cash used in 2016 primarily related to the construction of the DLV 2000 and was incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

Proceeds from disposition of assets provided cash of $69 million, $56 million and $2 million in 2018, 2017 and 2016, respectively.

Financing activities―In 2018 net cash provided by financing activities was $3.2 billion, as compared to $275 million and $116 million net cash used in financing activities in 2017 and 2016, respectively.

Net cash provided in 2018 was primarily attributable to:

•	borrowings of $2.26 billion under the Term Facility;
•	the issuance of $1.3 billion in aggregate principal amount of the Senior Notes;
•	net proceeds of $290 million from the private placement of 12% Redeemable Preferred Stock and warrants; and
•	net inflows from advances of $158 million with our equity method joint ventures and proportionately consolidated consortiums.

The inflows were partly offset by:

•	redemption of the entire $500 million aggregate principal amount of our 8.000% second-lien notes and a $10 million make-whole fee associated with the early repayment;

•	$217 million of DIC associated with the Credit Agreement, Senior Notes and Letter of Credit Agreement discussed below;
•	$18 million of issuance costs associated with the 12% Redeemable Preferred Stock;
•	$17 million of Term Facility payments, $16 million of vendor equipment financing payments and $12 million of other debt and capital lease payments; and
•	repurchases of common stock of $14 million tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Net cash used in 2017 and 2016 was primarily attributable to:

•	$218 million and $78 million of repayments of our prior term loan during 2017 and 2016, respectively;
•	$17 million and $25 million of repayments of other debt during 2017 and 2016, respectively;
•	$21 million and $9 million of DIC associated with our previous credit agreements paid during 2017 and 2016, respectively;
•	$11 million for the acquisition of the North Ocean AS 105 noncontrolling interest in the second quarter of 2017; and
•

$7 million and $4 million for repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans in 2017 and 2016, respectively.

Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash—During 2018, our cash, cash equivalents and restricted cash balance decreased by $45 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates. The net unrealized loss on our cash, cash equivalents and restricted cash resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of Other comprehensive income (loss). Our cash, cash equivalents and restricted cash held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and, therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

During 2017 and 2016, the effect of exchange rate changes on cash, cash equivalents and restricted cash was not material.

Credit and Other Financing Arrangements

Credit Agreement

On May 10, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for a term facility under the Credit Agreement, and Crédit Agricole Corporate and Investment Bank, as administrative agent for the other facilities under the Credit Agreement. The Credit Agreement provides for borrowings and letters of credit in the aggregate principal amount of $4.65 billion, consisting of the following:

•

a $2.26 billion senior secured, seven-year term loan facility (the “Term Facility”), the full amount of which was borrowed, and $319.3 million of which has been deposited into a restricted cash collateral account (the “LC Account”) to secure reimbursement obligations in respect of up to $310.0 million of letters of credit (the “Term Facility Letters of Credit”);

•	a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”); and
•	a $1.39 billion senior secured letter of credit facility (the “LC Facility”).

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($319.3 million at December 31, 2018), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

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

Borrowings are available under the Revolving Credit Facility for working capital and other general corporate purposes. Certain existing letters of credit outstanding under our previously existing Amended and Restated Credit Agreement, dated as of June 30, 2017 (the “Prior Credit Agreement”), and certain existing letters of credit outstanding under CB&I’s previously existing credit facilities have been deemed issued under the Credit Agreement, and letters of credit were issued under the Credit Agreement to backstop certain other existing letters of credit issued for the account of McDermott, CB&I and their respective subsidiaries and affiliates.

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

Term Facility—As of December 31, 2018, we had $2.24 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, our Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.27%, inclusive of the applicable margin during the period ended December 31, 2018. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2019	$23
2020	23
2021	23
2022	23
2023	23
Thereafter	2,128
$2,243

Additionally, as of December 31, 2018, there were approximately $276 million of Term Facility letters of credit issued (or deemed issued) (including $71 million of financial letters of credit) under the Credit Agreement, leaving approximately $34 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility— We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. Through December 31, 2018, the maximum borrowing under the Revolving Credit Facility was $110 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2018. As of December 31, 2018, we had approximately $111 million of letters of credit outstanding (including $48.5 million of financial letters of credit), leaving $889 million of available capacity under the Revolving Credit Facility. We also have a $1.39 billion LC Facility that is scheduled to expire in May 2023. As of December 31, 2018, we had approximately $1.371 billion of letters of credit outstanding, leaving $19 million of available capacity under the LC Facility. If we borrow funds under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3% at December 31, 2018) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4% at December 31, 2018), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.00% at December 31, 2018) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.00% at December 31, 2018) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

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

In addition, the Credit Agreement contains various covenants that, among other restrictions, limit our ability to:

•	incur or assume indebtedness;
•	grant or assume liens;
•	make acquisitions or engage in mergers;
•	sell, transfer, assign or convey assets;
•	make investments;
•	repurchase equity and make dividends and certain other restricted payments;
•	change the nature of our business;
•	engage in transactions with affiliates;
•	enter into burdensome agreements;
•	modify our organizational documents;
•	enter into sale and leaseback transactions;
•	make capital expenditures;
•	enter into speculative hedging contracts; and
•	make prepayments on certain junior debt.

The Credit Agreement contains events of default that we believe are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency event occurs, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. In addition, if any event of default exists under the Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement at the applicable time, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Credit Agreement Covenants Compliance—As of December 31, 2018, we were in compliance with all our restrictive and financial covenants under the Credit Agreement. The financial covenants as of December 31, 2018 are summarized below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.50x	2.29x
Maximum total leverage ratio	4.25x	2.61x
Minimum liquidity	$200 million	$1.4 billion

Future compliance with our financial and restrictive covenants under the Credit Agreement could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, decreased letter of credit capacity, decreased profitability on our projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with the Credit Agreement were to cease operations, or if there is a full or partial break-up of the European Union (“EU”) or its currency, the Euro.

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent.  The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021.  The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries.  The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement.  The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of December 31, 2018, there were approximately $144 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $86 million of available capacity.

Letter of Credit Agreement Covenants Compliance—As of December 31, 2018, we were in compliance with all our restrictive and financial covenants under the Letter of Credit Agreement.

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

Senior Notes Covenants—The Senior Notes Indenture contains covenants that, among other things, limit our ability to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on our capital stock or purchase or redeem our subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Those covenants are subject to various exceptions and limitations.

Senior Notes Covenants Compliance—As of December 31, 2018, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, in which we then had a 75% ownership interest, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105.  Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. The financing agreement requires principal repayment in 17 consecutive semiannual installments of approximately $4 million, which commenced on October 1, 2012.

In the second quarter of 2017 we exercised our option under the NO 105 AS joint venture agreement and purchased the 25% ownership interest of Oceanteam ASA (“Oceanteam”) in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from NO 105 AS to Oceanteam (which had been issued in connection with a dividend declared by NO 105 AS in 2016). As of December 31, 2018, the outstanding borrowing under this facility was approximately $16 million. Future maturities are approximately $8 million in each of 2019 and 2020.

Receivables Factoring―During 2018, we sold, without recourse, approximately $232 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40%-2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $4 million of factoring costs in Other operating income (expense) during 2018. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $205 million under these arrangements during 2018.

Vendor Equipment Financing―In February 2017, J. Ray McDermott de México, S.A. de C.V. (“JRM Mexico”) entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our indirect, wholly owned subsidiaries. As of December 31, 2018, we had repaid all outstanding borrowings under this facility.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	December 31, 2018		December 31, 2017
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,669	$1,060	$725	$572
Surety Bonds (2)	842	475	300	49
Bilateral arrangements to issue cash collateralized letters of credit	-	-	175	18
(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $402 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $69 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

Debt Issuance Costs

We incurred approximately (1) $152 million of fees relating to the establishment of our Credit Agreement (including $94 million associated with the Term Facility and $58 million associated with the Revolving Credit Facility and LC Facility); (2) $58 million relating to the issuance of the Senior Notes; and (3) $6 million relating to $230 Million LC Facility, dated October 2018. The costs associated with the Term Facility and Senior Notes are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. The costs associated with the Revolving Credit Facility, the LC Facility and the $230 Million LC Facility are reflected within Other current and noncurrent assets and amortized within Interest expense, net, over the terms of the respective facilities.

Debt Extinguishment Costs

During the second quarter of 2018, we incurred approximately $10 million of make-whole fees in connection with the redemption of $500 million principal amount of our 8.000% second-lien notes, as well as charges of approximately $4 million relating to the write-off of deferred debt issuance costs resulting from the extinguishment of our previous debt arrangements. These costs were recorded within Other non-operating expense, net, in our Statement of Operations.

Capital Lease Obligations

The Amazon, a pipelay and construction vessel, was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a capital lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments.  The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us.  The capital lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. At December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a capital lease liability of approximately $53 million.

In May 2018, we entered into a capital lease arrangement for a jack-up barge and, as of December 31, 2018, Property, plant and equipment, net included a $17 million asset (net of accumulated amortization of $0.4 million) relating to that arrangement, along with a corresponding capital lease liability.

Redeemable Preferred Stock

On November 29, 2018 (the “Closing Date”), we completed a private placement of (1) 300,000 shares of 12% Redeemable Preferred Stock, par value $1.00 per share (the “Redeemable Preferred Stock”), and (2) Series A warrants (the “Warrants”) to purchase approximately 6.8 million shares of our common stock, with an initial exercise price per share of $0.01, for aggregate proceeds of $289.5 million, before payment of approximately $18 million of directly related issuance costs.

Redeemable Preferred Stock—The Redeemable Preferred Stock will initially have an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock will be entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum. Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period.

The Redeemable Preferred Stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by us.

The Redeemable Preferred Stock will have a liquidation preference equal to the then applicable Minimum Return (the “Liquidation Preference”) plus accrued and unpaid dividends. The Liquidation Preference will initially be equal to $1,200.00 per share. The “Minimum Return” is equal to a multiple of invested capital (“MOIC”) (as defined in the Certificate of Designation) as follows, exclusive of cash dividends previously paid:

•	prior to January 1, 2020, a MOIC multiple of 1.2;
•	on or after January 1, 2020 but prior to January 1, 2022, a MOIC multiple of 1.25;
•	on or after January 1, 2022 but prior to January 1, 2023, a MOIC multiple of 1.20;
•	on or after January 1, 2023 but prior to January 1, 2025, a MOIC multiple of 1.15; and
•	on or after January 1, 2025, a MOIC multiple of 1.20.

We may redeem the Redeemable Preferred Stock at any time for an amount per share of Redeemable Preferred Stock equal to the Liquidation Preference of each such share plus all accrued dividends on such share (such amount per share, the “Redemption Consideration”).

At any time after the seventh anniversary of the Closing Date, each holder may elect to have us fully redeem such holder’s then outstanding Redeemable Preferred Stock in cash, to the extent we have funds legally available for payment of dividends, at a redemption price per share equal to the Redemption Consideration for each share.

Upon a change of control (as defined in the Certificate of Designation), if we have not previously redeemed the Redeemable Preferred Stock and the holders of a majority of the then-outstanding Redeemable Preferred Stock do not agree with us to an alternative treatment, then in connection with such change of control, each holder may elect either: (1) to cause us to redeem all, but not less than all, of its outstanding Redeemable Preferred Stock at a redemption price per share equal to the Redemption Consideration, which would be payable in full in cash or, if any of the Senior Notes are then outstanding, payable partially in cash in an amount equal to 101% of the Share Purchase Price (as defined in the Certificate of Designation) (or such lower amount as may be required under the Senior Notes Indenture) and the remainder in shares of our common stock based on a per share price equal to 96% of the volume-weighted average price of our common stock on the New York Stock Exchange during the 10 trading days prior to the announcement of such change of control; (2) to receive a substantially equivalent security to the Redeemable Preferred Stock in the surviving entity of the change of control; or (3) to continue to hold the Redeemable Preferred Stock if we are the surviving entity in the change of control. However, any such redemption in cash will be tolled until a date that will not result in the Redeemable Preferred Stock being characterized as “disqualified stock,” “disqualified equity interest” or a similar concept under our debt instruments.

As of December 31, 2018, our Redeemable Preferred Stock balance was $230 million. The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the Warrants described below (separately included within Capital in excess of par value in our Consolidated Balance Sheet). The fair value measurement of the Redeemable Preferred Stock was based on inputs that are not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. During 2018 we recorded accretion of approximately $1 million with respect to the Redeemable Preferred Stock.

Warrants—The Warrants are exercisable at any time after the earlier of (1) any change of control or the commencement of proceedings for the voluntary or involuntary dissolution, liquidation or winding up of us and (2) the first anniversary of the Closing Date, and from time to time, in whole or in part, until the tenth anniversary of the Closing Date. The fair value measurement of the Warrants is based on the market-observable fair value of our common stock and thus represents a level 1 input.

The exercise price and the number of shares of common stock for which a Warrant is exercisable are subject to adjustment from time to time upon the occurrence of certain events including: (1) payment of a dividend or distribution to holders of shares of our common stock payable in common stock, (2) the distribution of any rights, options or warrants to all holders of our common stock entitling them for a period of not more than 60 days to purchase shares of common stock at a price per share less than the fair market value per share, (3) a subdivision, combination, or reclassification of our common stock, (4) a distribution to all holders of our common stock of cash, any shares of our capital stock (other than our common stock), evidences of indebtedness or other assets of ours, and (5) any dividend of shares of a subsidiary of ours in a spin-off transaction.

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

Capital expenditures for 2018, 2017 and 2016 were $86 million, $119 million and $228 million, respectively, as discussed below:

•	2018 capital expenditures were primarily attributable to our vessel upgrades (including upgrades to the Amazon) and information technology upgrades;

•

2017 capital expenditures included the acquisition (prior to its subsequent sale-leaseback) of the Amazon vessel, as well as costs associated with upgrading the capabilities of other marine vessels; and

•

2016 capital expenditures were primarily attributable to the construction of the DLV 2000, and were incurred as a result of the construction work reaching established milestones, including completion in the second quarter of 2016.

In 2019, we expect to spend approximately $162 million for capital projects, such as our new administrative headquarters in Houston, Texas and various vessel upgrades and capital maintenance projects.

Contractual Obligations

In the table below, we set forth our contractual and other obligations as of December 31, 2018. Certain amounts included in this table are based on some estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual and other obligations we will actually pay in future periods may vary from those reflected in the table, because some estimates and assumptions are subjective.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In millions)
Debt obligations (1)	$3,559	$31	$53	$45	$3,430
Capital lease obligations (2)	74	8	12	15	39
Estimated interest payments (3)	1,851	312	626	614	299
Information technology ("IT") obligations (4)	43	19	14	10	-
Operating leases	637	72	115	97	353
Self-insurance obligations (5)	17	17	-	-	-
Pension funding obligations (6)	16	16	-	-	-
Postretirement benefit funding obligations (6)	2	2	-	-	-
Purchase obligations (7)	-	-	-	-	-
Unrecognized tax benefits (7)	-	-	-	-	-

(1)	Represents expected cash payments for the principal amounts related to our debt obligations. Amounts exclude debt issuance costs.
(2)	Represents expected cash payments for our capital lease obligations.
(3)	Represents expected cash payments for interest on our long-term debt.
(4)	Represents commitments on IT technical support and software maintenance contracts.
(5)	Represents expected 2019 payments associated with our self-insurance programs. Payments beyond one year have not been included, as amounts are not determinable.
(6)	Represents expected 2019 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included, as amounts are not determinable.
(7)

In the ordinary course of business we enter into commitments (which are expected to be recovered from our customers) for the purchase of materials and supplies on our projects. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(8)	Payments for income tax reserves of $78 million are not included, as the timing of specific tax payments is not determinable.

Shelf Registration Statement―We filed a shelf registration statement with the SEC in September 2018. The registration statement became effective automatically and is scheduled to expire in September 2021. The shelf registration statement enables us to offer and sell shares of our common or preferred stock and issue debt or other securities from time to time.

New Accounting Standards

See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements for a discussion of the potential impact of new accounting standards on our Financial Statements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and accompanying notes are presented in U.S. Dollars and prepared in accordance with GAAP. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We believe the following are our most critical accounting policies applied in the preparation of our Consolidated Financial Statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

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

•

Contracts—Our contracts are awarded on a competitively bid and negotiated basis, and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including fixed-price, cost-reimbursable and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and, accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and, accordingly, such contracts often result in less predictability regarding the timing of revenue recognition. A contract may include technology licensing services, which may be provided between our reportable segments.

•

Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contract costs and related revenues are generally recognized over time as work progresses due to continuous transfer to the customer. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation. Our EPCI contracts are generally deemed to be single performance obligations and our contracts with multiple performance obligations were not material as of December 31, 2018.

•

Performance Obligations Satisfied Over Time—Revenues for our contracts that satisfy the criteria for over time recognition are recognized as the work progresses. Revenues for contracts recognized over time include revenues for contracts to provide: EPCI services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and “non-generic” catalyst supply. We measure transfer of control utilizing an input method to measure progress of the performance obligation based upon the cost-to-cost measure of progress, as it best depicts the transfer of assets to the customer, with Cost of operations including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenues and is a significant factor in the accounting for such performance obligations. Significant estimates impacting the cost to complete each performance obligation are: costs of engineering, materials, components, equipment, labor and subcontracts; vessel costs; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of recognition of revenues and income. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our financial statements and related disclosures. See Note 4, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Performance Obligation Satisfied at a Point-in-Time Method—Contracts with performance obligations that do not meet the criteria to be recognized over time are required to be recognized at a point-in-time, whereby revenues and gross profit are recognized only when a performance obligation is complete and a customer has obtained control of a promised asset. Revenues for contracts recognized at a point in time include our “generic” catalyst supply and certain manufactured products (which are recognized upon shipment) and certain non-engineering and non-construction oriented services (which are recognized when the services are performed). In determining when a performance obligation is complete for contracts with revenues recognized at a point-in-time, we measure transfer of control considering physical possession of the asset, legal transfer of title, significant risks and rewards of ownership, customer acceptance and our rights to payment. See Note 4, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Remaining Performance Obligations (“RPOs”)―RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for consortiums we proportionately consolidate. We do not include expected revenues of contracts related to unconsolidated joint ventures in our RPOs, except to the extent of any subcontract awards we receive from those joint ventures. Currency risks associated with RPOs which are not mitigated within the contracts are generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. RPOs may not be indicative of future operating results, and projects included in RPOs may be cancelled, modified or otherwise altered by customers. See Note 4, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Variable Consideration―Transaction prices for our contracts may include variable consideration, which includes increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction price for liquidated damages or penalties. Change orders, claims and incentives are generally not distinct from the existing contracts due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determinations of whether to include estimated amounts in transaction prices are based largely on assessments of our anticipated performance and all information (historical, current and forecasted) reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenues on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. See Note 4, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Loss Recognition―Revenues from customers may not cover increases in our costs or our total estimated costs. It is possible that current estimates could materially change for various reasons. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in Cost of operations in the Statements of Operations. It is possible that these estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. In our Consolidated Balance Sheets (“Balance Sheets”), accruals of provisions for estimated losses on all active uncompleted projects are included in Advance billings on contracts. See Note 4, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Accounts Receivable and Contract Balances―The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when the services are provided or products are shipped.

•

Accounts Receivable―Any uncollected billed amounts for our performance obligations recognized over time, including contract retainages to be collected within one year, are recorded within Accounts receivable-trade, net. Any uncollected billed amounts, unbilled receivables for which we have an unconditional right to payment, and unbilled receivables for our performance obligations recognized at a point in time are also recorded within Accounts receivable–trade, net. Contract retainages to be collected beyond one year are recorded within Accounts receivable–long–term retainages. We establish allowances for doubtful accounts based on our assessments of collectability. See Note 7, Accounts Receivable, to the accompanying Consolidated Financial Statements for further discussion.

•

Contracts in Progress—Projects with performance obligations recognized over time that have revenues recognized to date in excess of cumulative billings are reported within Contracts in progress on our Balance Sheets. We expect to invoice customers for all unbilled revenues, and our payment terms are generally for less than 12 months upon billing. Our contracts typically do not include a significant financing component. See Note 8, Contracts in Progress and Advance Billings on Contracts, to the accompanying Consolidated Financial Statements for further discussion.

•

Advance Billings on Contracts—Projects with performance obligations recognized over time that have cumulative billings in excess of revenues are reported within Advance billings on contracts on our Balance Sheets. Our Advance billings on contracts balance also includes our accruals of provisions for estimated losses on all active projects. See Note 8, Contracts in Progress and Advance Billings on Contracts, to the accompanying Consolidated Financial Statements for further discussion.

Combination-Related Purchase Price Allocation—The aggregate purchase price for the Combination was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of May 10, 2018, which were based, in part, upon external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $4.8 billion, was recorded as goodwill. Our changes in purchase price allocation since our initial estimates in the second quarter of 2018 resulted in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment during the fourth quarter of each year. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value.

To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. See Note 3, Business Combination and Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements, for further discussion of estimates utilized in our determination of goodwill, our impairment analysis and associated $2.2 billion impairment charge during 2018.

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

We review tangible assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the asset or asset group will be compared to its respective carrying amount to determine if an impairment exists. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 3, Business Combination, Note 9, Goodwill and Other Intangible Assets and Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements, for additional information.

Derivative Financial Instruments—We utilize derivative financial instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below.

•

Foreign Currency Rate Derivatives—We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally apply hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in Accumulated Other Comprehensive Income (“AOCI”) until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within Other non-operating income (expense).

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered into on May 8, 2018, to hedge against interest rate variability associated with $1.94 billion of the $2.26 billion Term Facility described in Note 13, Debt, to the accompanying Consolidated Financial Statements. The swap arrangement has been designated as a cash flow hedge, as its critical terms matched those of the Term Facility at inception and through December 31, 2018. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense.

See Note 16, Fair Value Measurements, and Note 17, Derivative Financial Instruments, to the accompanying Consolidated Financial Statements for further discussion.

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

Each joint venture or consortium is assessed at inception and on an ongoing basis as to whether it qualifies as a Variable Interest Entity (“VIE”) under the consolidations guidance in ASC Topic 810, Consolidations. A venture generally qualifies as a VIE when it (1) meets the definition of a legal entity, (2) absorbs the operational risk of the projects being executed, creating a variable interest, and (3) lacks sufficient capital investment from the co-venturers, potentially resulting in the joint venture or consortium requiring additional subordinated financial support to finance its future activities.

If at any time a joint venture or consortium qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from and obligation to absorb losses of the VIE. If the joint venture or consortium is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the joint venture or consortium, it is consolidated. If we determine we are not the primary beneficiary of the VIE or only have the ability to significantly influence, rather than control the joint venture or consortium, it is not consolidated.

We account for unconsolidated joint ventures and consortium arrangements using either (1) proportionate consolidation for both the Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so, or (2) utilize the equity method. For incorporated unconsolidated joint ventures and consortiums where we utilize the equity method of accounting, we record our share of the profit or loss of the investments, net of income taxes, in the Statements of Operations. Results from unconsolidated joint ventures that are deemed to be integral to our operations are recorded within Income (loss) from investments in unconsolidated affiliates in the Statements of Operations, and otherwise recorded within Non-operating loss from investments in unconsolidated affiliates in the Statements of Operations. We evaluate our equity method investments for impairment when events or changes in circumstances indicate the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of our investment to the carrying value of our investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment. See Note 10, Joint Venture and Consortium Arrangements, to the accompanying Consolidated Financial Statements for further discussion.

Insurance and Self-Insurance—Our wholly owned “captive” insurance subsidiaries provide coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiaries to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our Consolidated Balance Sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on various assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our Consolidated Financial Statements for claims have historically been reasonably accurate. Claims as a result of our operations, if greater in frequency or severity than actuarially predicted, could adversely impact the ability of our captive insurance subsidiaries to respond to all claims presented. A hypothetical ten percent change in our self-insurance reserves at December 31, 2018 would have impacted our pre-tax income by approximately $9.7 million for 2018.

Pension and Postretirement Benefit Plans—We have both defined benefit (funded and unfunded) and defined contribution plans. For the defined benefit plans, a projected benefit obligation is calculated annually by independent actuaries using the unit credit method. We recognize actuarial gains and losses on pension and postretirement benefit plans immediately in our operating results. These gains and losses are generally measured annually, as of December 31, and, accordingly, will normally be recorded during the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated postretirement benefit obligation and postretirement benefit cost would be affected in future years. Pension costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, offset by expected return on plan assets.

We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets, adjusted for current period actuarial gains and losses. We determine our discount rate based on a review of published financial data and discussions with our third-party actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our investment consultant, we determine our expected return on plan assets, utilizing the expected long-term rate of return on our plan assets and the market value of our plan assets. The expected long-term rate of return is based on the expected return of the various asset classes held in the plan, weighted by the target allocation of the plan’s assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions annually based on changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on our future earnings. See Note 15, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements for further discussion.

Loss Contingencies—We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed by a material amount the recorded provision or if the loss is not reasonably estimable but is expected to be material to our financial results. We are currently involved in litigation and other proceedings, as discussed in Note 23, Commitments and Contingencies, to the accompanying Consolidated Financial Statements. We have accrued our estimates of the probable losses associated with these matters, and associated legal costs are generally recognized as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted income tax rates for the years in which the differences are expected to reverse. We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. McDermott International, Inc. is a Panamanian corporation that earns all of its income outside of Panama. As a result, we are not subject to income tax in Panama. During 2018, following the Combination, McDermott became a U.K. tax resident. We operate in numerous taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies, not only with respect to statutory rates, but also with respect to the basis on which these rates are applied. These variations, along with changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

On a periodic and ongoing basis, we evaluate our net deferred tax assets (“DTAs”) (including our net operating loss (“NOL”) DTAs), and assess the appropriateness of our valuation allowances (“VA”s). A VA is provided to offset any net DTAs if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates it is more likely than not a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences which will result in future taxable income, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.

Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information becomes known or events occur, changes in our tax, interest and penalty reserves are recorded within income tax expense. See Note 18, Income Taxes, to the accompanying Financial Statements for further discussion.

The U.S. Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries under a provision commonly known as the Global Intangible Low Taxed Income (“GILTI”). Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2018, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $790 million. The total fair value of these contracts was a net liability of approximately $9 million at December 31, 2018. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $15 million at December 31, 2018. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

We are exposed to fluctuating exchange rates related to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. Net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI by approximately $21 million, net of tax, and our cash balance by approximately $45 million as of December 31, 2018. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Interest Rate Risk

On May 8, 2018, we entered into a U.S. dollar floating-to-fixed interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through December 31, 2018. Accordingly, changes in the fair value of the swap arrangement are initially recorded in AOCI and then reclassified into earnings in the period in which corresponding interest payments are made. As of December 31, 2018, the fair value of the swap arrangement was in a net liability position totaling approximately $31 million. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the Eurodollar rate would have been approximately $60 million at December 31, 2018.

As of December 31, 2018, the fair values of the Term Facility and Senior Notes, based on current market rates for debt with similar credit risk and maturities, were approximately $2.1 billion and $1.1 billion, respectively, and was categorized within level 2 on the valuation hierarchy. See Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements for further discussion of our financial instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of McDermott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of McDermott International, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 4 to the consolidated financial statements, the Company changed its method for recognizing revenue due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Houston, Texas

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Houston, Texas

February 21, 2018

(July 31, 2018 as to notes 2, 5, 18 19, 20, 22, and 24 to the consolidated financial statements)

We began serving as the Company’s auditor in 2006. In 2018 we became the predecessor auditor.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Revenues	$6,705	$2,985	$2,636

Costs and Expenses:
Cost of operations	6,104	2,449	2,249
Project intangibles and inventory-related amortization	83	-	-
Total cost of operations	6,187	2,449	2,249
Research and development expenses	20	5	-
Selling, general and administrative expenses	282	204	183
Other intangibles amortization	62	-	-
Transaction costs	48	9	-
Restructuring and integration costs	134	-	11
Goodwill impairment	2,168	-	-
Other asset impairments	58	1	55
Other operating expense (income), net	3	(2)	-
Total expenses	8,962	2,666	2,498

Income (loss) from investments in unconsolidated affiliates	13	(12)	-
Investment in unconsolidated affiliates-related amortization	(12)	-	-
Operating (loss) income	(2,256)	307	138

Other expense:
Interest expense, net	(259)	(63)	(59)
Other non-operating (expense) income, net	(56)	5	3
Total other expense, net	(315)	(58)	(56)

(Loss) income before provision for income taxes	(2,571)	249	82

Income tax expense	104	69	42

Non-operating loss from investments in unconsolidated affiliates	(3)	(2)	(4)

Net (loss) income	(2,678)	178	36

Less: Net income (loss) attributable to noncontrolling interests	9	(1)	2

Net (loss) income attributable to McDermott	$(2,687)	$179	$34

Dividends on redeemable preferred stock	(3)	-	-
Accretion of redeemable preferred stock	(1)	-	-

Net (loss) income attributable to common stockholders	(2,691)	179	34

Net (loss) income per share attributable to common stockholders
Basic	$(17.94)	$1.97	$0.43
Diluted	$(17.94)	$1.88	$0.36

Shares used in the computation of net (loss) income per share
Basic	150	91	80
Diluted	150	95	95

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2018	2017	2016
	(In millions)
Net (loss) income	$(2,678)	$178	$36
Other comprehensive (loss) income, net of tax:
(Loss) gain on derivatives	(38)	23	39
Actuarial pension gains	6	-	-
Foreign currency translation	(24)	(7)	(12)
Total comprehensive (loss) income	(2,734)	194	63
Less: Comprehensive (loss) income attributable to noncontrolling interests	9	(1)	2
Comprehensive (loss) income attributable to McDermott	$(2,743)	$195	$61

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except per share amounts)
Assets
Current assets:
Cash and cash equivalents ($146 and $0 related to variable interest entities ("VIEs"))	$520	$390
Restricted cash and cash equivalents	325	18
Accounts receivable—trade, net ($29 and $0 related to VIEs)	932	328
Accounts receivable—other ($57 and $0 related to VIEs)	175	42
Contracts in progress ($144 and $0 related to VIEs)	704	621
Project-related intangible assets, net	137	-
Inventory	101	-
Other current assets ($24 and $0 related to VIEs)	139	36
Total current assets	3,033	1,435
Property, plant and equipment, net	2,067	1,666
Accounts receivable—long-term retainages	62	39
Investments in unconsolidated affiliates	452	8
Goodwill	2,654	-
Other intangibles, net	1,009	-
Deferred income taxes	-	18
Other non-current assets	163	57
Total assets	$9,440	$3,223

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$30	$24
Current portion of long-term lease obligations	8	-
Accounts payable ($277 and $0 related to VIEs)	595	279
Advance billings on contracts ($717 and $0 related to VIEs)	1,954	32
Project-related intangible liabilities, net	66	-
Accrued liabilities ($136 and $0 related to VIEs)	1,564	372
Total current liabilities	4,217	707
Long-term debt	3,393	512
Long-term lease obligations	66	1
Deferred income taxes	47	28
Other non-current liabilities	664	186
Total liabilities	8,387	1,434
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	230	-
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 255 shares;
issued 183 and 98 shares, respectively	183	98
Capital in excess of par value	3,539	1,858
Accumulated deficit	(2,719)	(48)
Accumulated other comprehensive loss	(107)	(51)
Treasury stock, at cost: 3 and 3 shares, respectively	(96)	(96)
Total McDermott Stockholders' Equity	800	1,761
Noncontrolling interest	23	28
Total stockholders' equity	823	1,789
Total liabilities and stockholders' equity	$9,440	$3,223

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(2,678)	$178	$36
Non-cash items included in net (loss) income:
Depreciation and amortization	279	101	103
Debt issuance cost amortization	36	13	13
Stock-based compensation charges	44	23	23
Deferred taxes	21	7	(3)
Goodwill impairment	2,168	-	-
Other asset impairments	58	1	55
Actuarial pension loss (gain)	47	(5)	(3)
Other non-cash items	-	(6)	(13)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	300	91	(89)
Contracts in progress, net of advance billings on contracts	(278)	(450)	144
Accounts payable	(156)	105	(102)
Other current and non-current assets	63	(22)	21
Investments in unconsolidated affiliates	(9)	14	4
Other current and non-current liabilities	34	86	(11)
Total cash (used in) provided by operating activities	(71)	136	178

Cash flows from investing activities:
CB&I combination consideration, net of cash acquired of $498	(2,374)	-	-
Purchases of property, plant and equipment	(86)	(119)	(228)
Advances related to proportionately consolidated consortiums	(241)	-	-
Proceeds from asset dispositions	69	56	2
Investments in unconsolidated affiliates	(16)	(2)	(5)
Total cash used in investing activities	(2,648)	(65)	(231)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,560	-	-
Repayment of debt and capital lease obligations	(545)	(235)	(103)
Debt and letter of credit issuance costs	(217)	(21)	(9)
Proceeds from issuance of redeemable preferred stock	290	-	-
Dividends paid to holders of redeemable preferred stock	(3)	-	-
Redeemable preferred stock issuance costs	(18)	-	-
Advances related to equity method joint ventures and proportionately consolidated consortiums	158	-	-
Debt extinguishment costs	(10)	-	-
Repurchase of common stock	(14)	(7)	(4)
Acquisition of NCI	-	(11)	-
Dividends paid to NCI	-	(1)	-
Total cash provided by (used in) financing activities	3,201	(275)	(116)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(45)	-	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	437	(204)	(170)
Cash, cash equivalents and restricted cash at beginning of period	408	612	782
Cash, cash equivalents and restricted cash at end of period	$845	$408	$612

Supplemental Cash Flow Information:
Cash paid for interest	212	50	47
Cash paid for income taxes, net	141	45	38
Supplemental Disclosure of Noncash Investing Activities:
Assets acquired through capital lease	72	-	-
Non-cash purchase (sale) of investments in unconsolidated affiliates	-	-	(12)
Supplemental Disclosure of Noncash Financing Activities:
Capital lease	72	-	-
Vendor equipment financing	-	16	-
Note payable in connection with noncontrolling interest distribution	-	(5)	5
Non-cash acquisition of noncontrolling interest	-	-	18

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(In millions)
Balance at December 31, 2015	$82	$1,852	$(261)	$(94)	$(92)	$1,487	$60	$1,547
Net income	-	-	34	-	-	34	2	36
Other comprehensive income (loss), net of tax	-	-	-	27	-	27	-	27
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	12	-	-	-	12	-	12
Purchase of treasury shares	-	-	-	-	(4)	(4)	-	(4)
Retirement of common stock	-	(1)	-	-	1	-	-	-
Distributions to NCI	-	-	-	-	-	-	(5)	(5)
Purchase of shares from NCI	-		-	-	-	-	(18)	(18)
Balance at December 31, 2016	83	1,862	(227)	(67)	(95)	1,556	39	1,595
Net income (loss)	-	-	179	-	-	179	(1)	178
Other comprehensive income (loss), net of tax	-	-	-	16	-	16	-	16
Common stock issued	15	(15)	-	-	-	-	-	-
Stock-based compensation charges	-	15	-	-	-	15	-	15
Purchase of treasury shares	-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock	-	(6)	-	-	6	-	-	-
Purchase of shares from NCI	-	2	-	-	-	2	(10)	(8)
Balance at December 31, 2017	98	1,858	(48)	(51)	(96)	1,761	28	1,789
Adoption of ASC 606	-	-	20	-	-	20	-	20
Balance at January 1, 2018	98	1,858	(28)	(51)	(96)	1,781	28	1,809
Net (loss) income	-	-	(2,687)	-	-	(2,687)	9	(2,678)
CB&I Combination	85	1,608	-	-	-	1,693	(14)	1,679
Other comprehensive loss, net of tax	-	-	-	(56)	-	(56)	-	(56)
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	44	-	-	-	44	-	44
Warrants	-	43	-	-		43	-	43
Accretion and dividends on redeemable preferred stock	-	-	(4)	-	-	(4)	-	(4)
Purchase of treasury shares	-	-	-	-	(14)	(14)	-	(14)
Retirement of common stock	(1)	(13)	-	-	14	-	-	-
Balance at December 31, 2018	$183	$3,539	$(2,719)	$(107)	$(96)	$800	$23	$823

See accompanying Notes to the Consolidated Financial Statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1—NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

McDermott International, Inc. (“McDermott,” “we” or “us”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) and technology solutions to the energy industry. On May 10, 2018, we completed our combination with Chicago Bridge & Iron Company N.V. (“CB&I”) through a series of transactions (the “Combination”) (see Note 3, Business Combination, for further discussion). We design and build end-to-end infrastructure and technology solutions to transport and transform oil and gas into a variety of products. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for offshore, subsea, power, liquefied natural gas (“LNG”) and downstream energy projects around the world. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power, and we operate in most major energy producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods.

Organization

Our business is organized into five operating groups, which represent our reportable segments consisting of: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. See Note 24, Segment Reporting for further discussion.

NOTE 2—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have presented our Consolidated Financial Statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These Consolidated Financial Statements reflect all wholly owned subsidiaries and those entities we are required to consolidate. See the “Joint Venture and Consortium Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly owned. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Intercompany balances and transactions are eliminated in consolidation. Values presented within tables (excluding per share data) are in millions and may not sum due to rounding.

Reclassifications

Beginning in the second quarter of 2018, we made certain classification changes, as well as reclassifications to our historical financial statements to align with our current presentation, as follows:

•

Bidding and Proposal Costs—In conjunction with the Combination, we realigned our commercial personnel within the operating groups for the combined company. As a result of the realignment, beginning in the second quarter of 2018, we included our bid and proposal costs in Cost of operations in our Consolidated Statements of Operations (the “Statements of Operations”) to better represent how those costs are managed and controlled. For periods reported prior to the second quarter of 2018, bid and proposal costs are included in Selling, general and administrative (“SG&A”) expenses. Our Cost of operations for 2018 includes $76 million of bid and proposal costs. Our SG&A expense for 2018 includes bid and proposal costs of $10 million incurred in the first quarter of 2018 (prior to the Combination), and SG&A expense for 2017 and 2016 includes bid and proposal costs of $37 million and $22 million, respectively.

•

Income (Loss) from Investments in Unconsolidated Affiliates—Our Statements of Operations for the years ended December 31, 2017 and 2016 reflect the reclassification of a $12 million loss and $0.2 million of earnings, respectively, from investments in unconsolidated affiliates associated with our ongoing io Oil and Gas and Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. joint ventures to Operating income to conform to our current presentation. Previously, results from these unconsolidated joint ventures were presented below Operating income, as we did not consider the activities of the unconsolidated joint ventures to be integral to our operations. Based on an expected expansion in activity of these unconsolidated joint ventures in 2018 and in the future, we now believe the activities of these unconsolidated joint ventures are integral to our ongoing operations and are most appropriately reflected in Operating income. Income (loss) from investments in unconsolidated affiliates that are not integral to our operations will continue to be presented below Operating income. See Note 10, Joint Venture and Consortium Arrangements, for further discussion of our unconsolidated joint ventures.

•

Reverse Common Stock Split—We amended our Amended and Restated Articles of Incorporation during the second quarter of 2018 to effect a three-to-one reverse stock split of McDermott common stock, effective May 9, 2018. Common stock, capital in excess of par, share and per share (except par value per share, which was not affected) information for all periods presented has been recast in the Financial Statements and accompanying Notes to reflect the reverse stock split.

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

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with:

•	revenue recognition for our contracts, including estimating costs to complete each contract and the recognition of incentive fees and unapproved change orders and claims;
•	determination of fair value with respect to acquired assets and liabilities;
•	fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets;
•	valuation of deferred tax assets and financial instruments;
•	the determination of liabilities related to loss contingencies, self-insurance programs and income taxes;
•	the determination of pension-related obligations; and
•	consolidation determinations with respect to our joint venture and consortium arrangements.

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

•

Contracts—Our contracts are awarded on a competitively bid and negotiated basis, and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including fixed-price, cost-reimbursable and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and, accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and, accordingly, such contracts often result in less predictability regarding the timing of revenue recognition. A contract may include technology licensing services, which may be provided between our reportable segments.

•

Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contract costs and related revenues are generally recognized over time as work progresses due to continuous transfer to the customer. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation. Our EPCI contracts are generally deemed to be single performance obligations and our contracts with multiple performance obligations were not material as of December 31, 2018.

•

Performance Obligations Satisfied Over Time—Revenues for our contracts that satisfy the criteria for over time recognition are recognized as the work progresses. Revenues for contracts recognized over time include revenues for contracts to provide: EPCI services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and “non-generic” catalyst supply. We measure transfer of control utilizing an input method to measure progress of the performance obligation based upon the cost-to-cost measure of progress, as it best depicts the transfer of assets to the customer, with Cost of operations including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenues and is a significant factor in the accounting for such performance obligations. Significant estimates impacting the cost to complete each performance obligation are: costs of engineering, materials, components, equipment, labor and subcontracts; vessel costs; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of recognition of revenues and income. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our financial statements and related disclosures. See Note 4, Revenue Recognition, for further discussion.

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

•

Remaining Performance Obligations (“RPOs”)―RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for consortiums we proportionately consolidate. We do not include expected revenues of contracts related to unconsolidated joint ventures in our RPOs, except to the extent of any subcontract awards we receive from those joint ventures. Currency risks associated with RPOs which are not mitigated within the contracts are generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. RPOs may not be indicative of future operating results, and projects included in RPOs may be cancelled, modified or otherwise altered by customers. See Note 4, Revenue Recognition, for further discussion.

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

•

Loss Recognition―Revenues from customers may not cover increases in our costs or our total estimated costs. It is possible that current estimates could materially change for various reasons. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in Cost of operations in the Statements of Operations. It is possible that these estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. In our Consolidated Balance Sheets (“Balance Sheets”), accruals of provisions for estimated losses on all active uncompleted projects are included in Advance billings on contracts. See Note 4, Revenue Recognition, for further discussion.

•

Accounts Receivable and Contract Balances―The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when the services are provided or products are shipped.

•

Accounts Receivable―Any uncollected billed amounts for our performance obligations recognized over time, including contract retainages to be collected within one year, are recorded within Accounts receivable-trade, net. Any uncollected billed amounts, unbilled receivables for which we have an unconditional right to payment, and unbilled receivables for our performance obligations recognized at a point in time are also recorded within Accounts receivable-trade, net. Contract retainages to be collected beyond one year are recorded within Accounts receivable-long-term retainages. We establish allowances for doubtful accounts based on our assessments of collectability. See Note 7, Accounts Receivable, for further discussion.

•

Contracts in Progress—Projects with performance obligations recognized over time that have revenues recognized to date in excess of cumulative billings are reported within Contracts in progress on our Balance Sheets. We expect to invoice customers for all unbilled revenues, and our payment terms are generally for less than 12 months upon billing. Our contracts typically do not include a significant financing component. See Note 8, Contracts in Progress and Advance Billings on Contracts, for further discussion.

•

Advance Billings on Contracts—Projects with performance obligations recognized over time that have cumulative billings in excess of revenues are reported within Advance billings on contracts on our Balance Sheets. Our Advance billings on contracts balance also includes our accruals of provisions for estimated losses on all active projects. See Note 8, Contracts in Progress and Advance Billings on Contracts, for further discussion.

Concentration of Credit Risk—Our principal customers are businesses in the oil and gas exploration and development, petrochemical, natural resources and power industries. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. We generally do not obtain any collateral for our receivables. See Note 24, Segment Reporting, for additional information about our operations in different geographic areas.

Bidding and Proposal Costs―Bidding and proposal costs are generally charged to Cost of operations as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred bidding and proposal costs at December 31, 2018.

Transaction Costs—Transaction costs primarily relate to professional service fees (including accounting, legal and advisory services) associated with the Combination. See Note 3, Business Combination, for further discussion.

Restructuring and Integration Costs—Restructuring and integration costs primarily relate to costs to achieve our combination profitability initiative (“CPI”). See Note 12, Restructuring and Integration Costs, for further discussion.

Stock-Based Compensation—Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. Additionally, we use a Monte Carlo model to determine the fair value of certain share-based awards that contain market and performance-based conditions. The use of these models requires highly subjective assumptions, such as assumptions about the expected life of the award, vesting probability, expected dividend yield and the volatility of our stock price. See Note 19, Equity-based Compensation, for additional information.

Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are highly liquid investments with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. A majority of our restricted cash and cash equivalents serves as cash collateral deposits for our letter of credit facilities, as further discussed in Note 13, Debt.

Property, Plant and Equipment—We carry our property, plant and equipment at depreciated cost. Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over the estimated economic useful lives of three to 46 years for buildings and three to 28 years for machinery and equipment. We do not depreciate property, plant and equipment classified as held for sale. See Note 11, Supplemental Balance Sheet Detail, for disclosure of the components of property, plant and equipment.

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment during the fourth quarter of each year. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value.

To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. See Note 3, Business Combination and Note 9, Goodwill and Other Intangible Assets, for further discussion.

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

We review tangible assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the asset or asset group will be compared to its respective carrying amount to determine if an impairment exists. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 3, Business Combination, Note 9, Goodwill and Other Intangible Assets and Note 16, Fair Value Measurements for additional information.

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

•

Foreign Currency Rate Derivatives—We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally apply hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within Other non-operating income (expense).

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered into on May 8, 2018, to hedge against interest rate variability associated with $1.94 billion of the $2.26 billion Term Facility described in Note 13, Debt. The swap arrangement has been designated as a cash flow hedge, as its critical terms matched those of the Term Facility at inception and through December 31, 2018. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense.

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

Each joint venture or consortium is assessed at inception and on an ongoing basis as to whether it qualifies as a Variable Interest Entity (“VIE”) under the consolidations guidance in ASC Topic 810, Consolidations. A venture generally qualifies as a VIE when it (1) meets the definition of a legal entity, (2) absorbs the operational risk of the projects being executed, creating a variable interest, and (3) lacks sufficient capital investment from the co-venturers, potentially resulting in the joint venture or consortium requiring additional subordinated financial support to finance its future activities.

If at any time a joint venture or consortium qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from and obligation to absorb losses of the VIE. If the joint venture or consortium is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the joint venture or consortium, it is consolidated. If we determine we are not the primary beneficiary of the VIE or only have the ability to significantly influence, rather than control the joint venture or consortium, it is not consolidated.

We account for unconsolidated joint ventures and consortium arrangements using either (1) proportionate consolidation for both the Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so, or (2) utilize the equity method. For incorporated unconsolidated joint ventures and consortiums where we utilize the equity method of accounting, we record our share of the profit or loss of the investments, net of income taxes, in the Statements of Operations. Results from unconsolidated joint ventures that are deemed to be integral to our operations are recorded within Income (loss) from investments in unconsolidated affiliates in the Statements of Operations, and otherwise recorded within Non-operating loss from investments in unconsolidated affiliates in the Statements of Operations. We evaluate our equity method investments for impairment when events or changes in circumstances indicate the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of our investment to the carrying value of our investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment. See Note 10, Joint Venture and Consortium Arrangements, for further discussion.

Insurance and Self-Insurance—Our wholly owned “captive” insurance subsidiaries provide coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiaries to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our Consolidated Balance Sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on various assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our Consolidated Financial Statements for claims have historically been reasonably accurate. Claims as a result of our operations, if greater in frequency or severity than actuarially predicted, could adversely impact the ability of our captive insurance subsidiaries to respond to all claims presented.

Pension and Postretirement Benefit Plans—We have both defined benefit (funded and unfunded) and defined contribution plans. For the defined benefit plans, a projected benefit obligation is calculated annually by independent actuaries using the unit credit method. We recognize actuarial gains and losses on pension and postretirement benefit plans immediately in our operating results. These gains and losses are generally measured annually, as of December 31, and, accordingly, will normally be recorded during the fourth quarter, unless an earlier remeasurement is required. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated postretirement benefit obligation and postretirement benefit cost would be affected in future years. Pension costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, offset by expected return on plan assets.

We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets, adjusted for current period actuarial gains and losses. We determine our discount rate based on a review of published financial data and discussions with our third-party actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our investment consultant, we determine our expected return on plan assets, utilizing the expected long-term rate of return on our plan assets and the market value of our plan assets. The expected long-term rate of return is based on the expected return of the various asset classes held in the plan, weighted by the target allocation of the plan’s assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions annually based on changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on our future earnings. See Note 15, Pension and Postretirement Benefits, for further discussion.

For defined contribution plans, we make employer contributions pursuant to the terms of those plans. The employer contributions are recognized as employee benefit expense when due.

Loss Contingencies—We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed by a material amount the recorded provision or if the loss is not reasonably estimable but is expected to be material to our financial results. We are currently involved in litigation and other proceedings, as discussed in Note 23, Commitments and Contingencies. We have accrued our estimates of the probable losses associated with these matters, and associated legal costs are generally recognized as incurred. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted income tax rates for the years in which the differences are expected to reverse. We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. McDermott International, Inc. is a Panamanian corporation that earns all of its income outside of Panama. As a result, we are not subject to income tax in Panama. During 2018, following the Combination, McDermott became a U.K. tax resident. We operate in numerous taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies, not only with respect to statutory rates, but also with respect to the basis on which these rates are applied. These variations, along with changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

On a periodic and ongoing basis, we evaluate our net deferred tax assets (“DTAs”) (including our net operating loss (“NOL”) DTAs), and assess the appropriateness of our valuation allowances (“VA”s). A VA is provided to offset any net DTAs if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates it is more likely than not a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences which will result in future taxable income, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.

Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information becomes known or events occur, changes in our tax, interest and penalty reserves are recorded within income tax expense. See Note 18, Income Taxes, for further discussion.

The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries under a provision commonly known as the Global Intangible Low Taxed Income (“GILTI”). Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

Preferred Stock—We issued Redeemable Preferred Stock and Warrants in a private placement (See Note 21, Redeemable Preferred Stock, for further discussion). Total net consideration, after deduction for direct issuance costs, was allocated to the Redeemable Preferred Stock and the Warrants based on their relative fair value. We may redeem the Redeemable Preferred Stock at any time, and the Redeemable Preferred Stock is contingently redeemable at the option of the holders after seven years or upon a change of control. As a result of the holders’ contingent redemption rights that are outside of our control, our Redeemable Preferred Stock is classified outside of stockholders’ equity in the mezzanine section of our Balance Sheet.

As the holders’ redemption option is only subject to passage of time, the carrying value of the Redeemable Preferred Stock is accreted to its redemption value using the effective interest method from the date of issuance through the earliest assumed date of redemption. Accretion and accrued dividends are treated as a reduction to the calculation of net income attributable to common shareholders. We record a liability for dividends in the period they are declared.

In conjunction with the private placement, we also issued Warrants to purchase a number of shares of our common stock. Our Warrants are considered standalone financial instruments and are recorded within stockholder’s equity. Equity classified Warrants are recognized based on the allocated consideration on the date of issuance, recorded in Capital in excess of par value and not re-measured.

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

Significant changes to our accounting policies as a result of adopting the new standard are discussed below:

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

•

Variable consideration, including change orders, claims, bonuses, incentive fees and liquidated damages or penalties are now included in the estimated contract revenue at the most likely amount to which we expect to be entitled. We include variable consideration in the estimated transaction price to the extent we conclude that it is probable a significant revenue reversal will not occur or when the uncertainty associated with the variable consideration is resolved.

For accounting policies and disclosures related to our adoption of ASC 606, see our significant accounting policies within this note, Note 4, Revenue Recognition, and Note 8, Contracts in Progress and Advance Billing on Contracts.

Pension and Postretirement Benefits—In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit. This ASU requires bifurcation of certain components of net pension and postretirement benefit cost in the Statements of Operations. We adopted this ASU effective as of January 1, 2018. As a result, benefit costs, excluding any service cost component, previously included in SG&A, are now included in other non-operating income (expense), net in our Statements of Operations. All comparable periods presented have been retrospectively revised to reflect this change. See Note 15, Pension and Postretirement Benefits, for further discussion.

Income Taxes—In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for interim and annual periods beginning after December 15, 2017. We adopted ASU 2016-16 during the first quarter of 2018. Our 2018 results were initially impacted by an income tax benefit of approximately $111 million resulting from an intra-entity transfer of assets during the second quarter of 2018. This benefit was reversed during the fourth quarter of 2018 due to the establishment of valuation allowances resulting from our cumulative loss for the three-year period ended December 31, 2018. See Note 18, Income Taxes, for further discussion.

In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act, signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. There were no material final adjustments to these provisional calculations during 2018.

Goodwill—In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the second step of the goodwill impairment test that required a hypothetical purchase price allocation. The ASU requires that, if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. We early adopted this ASU during the second quarter of 2018. See Note 9, Goodwill and Other Intangible Assets, for discussion of our 2018 goodwill impairment charge.

Accounting Guidance Issued but Not Adopted as of December 31, 2018

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

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will require entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires only finance leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for interim and annual periods beginning after December 15, 2018. We are adopting the new standard on January 1, 2019 using the modified retrospective application applying the new standard to leases in place as of the adoption date. Prior comparative periods will not be adjusted.

To date, we have performed the following activities related to the adoption of the standard:

•	formed a cross-functional implementation work team responsible for identifying and tracking leases;
•	identified our initial lease population that will be impacted by the new standard;
•	performed training for the various functions that will be most affected by the new standard;
•

elected our practical expedients, including our transition method (we will not reassess whether a contract is or contains a lease, lease classifications or initial direct costs for all leases in place as of the adoption date); and

•	established a process to determine the incremental borrowing rate applicable to our existing lease contracts;

The adoption of this ASU will result in the following changes to financial statements during the first quarter of 2019:

•	The recognition of Operating lease right-of-use assets controlled under operating leases and Operating lease liabilities based on the present value of remaining lease payments; and
•	Additional disclosures for our lease obligations, including:
o	expenses incurred under operating and finance leases, with the interest component of finance lease expense disclosed separately;
o	cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing leases;
o	supplemental non-cash information on lease liabilities arising from obtaining right-of-use-assets, segregated between operating and financing leases;
o	weighted average remaining lease term and weighted average discount rate for operating and finance leases; and
o	future minimum lease payments for operating and finance lease liabilities, with the interest component disclosed separately.

The adoption of this ASU is not expected to have a material impact on our Statement of Operations, Statement of Cash Flows or the determination of compliance with financial covenants under our current debt agreements.

Income Taxes—In January 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220). This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Reform Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. This ASU may be applied retrospectively to each period in the year of adoption. This ASU will also require new disclosures regarding our accounting policy for releasing the tax effects in AOCI. We are adopting the new standard on January 1, 2019. The adoption of this ASU is not expected to have a material impact on our future consolidated financial statements and related disclosures.

Derivatives—In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU includes financial reporting improvements related to hedging relationships to better report the economic results of an entity’s risk management activities in its financial statements. Additionally, this ASU makes certain improvements to simplify the application of the hedge accounting guidance. This ASU becomes effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are adopting the new standard on January 1, 2019. The adoption of this ASU is not expected to have a material impact on our future consolidated financial statements and related disclosures.

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

Cloud Computing Arrangements—In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The ASU provides for the recognition of an intangible asset for the costs of internal-use software licenses included in a cloud computing arrangement. Costs of arrangements that do not include a software license should be accounted for as a service contract and expensed as incurred. We early adopted the standard on October 1, 2018, using the prospective application. The early adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

Derivatives—In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of benchmark interest rates permitted in the application of hedge accounting. This ASU permits the use of OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The ASU is effective for annual and interim periods beginning after December 15, 2018. We are adopting the new standard on January 1, 2019. The adoption of this ASU is not expected to have a material impact on our future consolidated financial statements and related disclosures.

Consolidation—In October 2018, the FASB issued ASU No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”).  This ASU amends the guidance for determining whether a decision-making fee is a variable interest, which requires companies to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The ASU is effective for annual and interim periods beginning after December 15, 2019. We are currently assessing the impact of this ASU on our future consolidated financial statements and related disclosures.

Collaborative Arrangements—In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of this ASU on our future consolidated financial statements and related disclosures.

NOTE 3—BUSINESS COMBINATION

General―On December 18, 2017, we entered into an agreement (as amended, the “Business Combination Agreement”) to combine our business with CB&I, an established downstream provider of industry-leading petrochemical, refining, power, gasification and gas processing technologies and solutions. On May 10, 2018 (the “Combination Date”) we completed the Combination.

Transaction Overview―On the Combination Date, we acquired the equity of certain U.S. and non-U.S. CB&I subsidiaries that owned CB&I’s technology business, as well as certain intellectual property rights, for $2.87 billion in cash consideration that was funded using debt financing, as discussed further in Note 13, Debt, and existing cash. Also, on the Combination Date, CB&I shareholders received 0.82407 shares of McDermott common stock for each share of CB&I common stock tendered in the exchange offer. Each remaining share of CB&I common stock held by CB&I shareholders not acquired by McDermott in the exchange offer was effectively converted into the right to receive the same 0.82407 shares of McDermott common stock that was paid in the exchange offer, together with cash in lieu of any fractional shares of McDermott common stock, less any applicable withholding taxes. Stock-settled equity-based awards relating to shares of CB&I’s common stock were either canceled and converted into the right to receive cash or were converted into comparable McDermott awards on generally the same terms and conditions as prior to the Combination Date. We issued 84.5 million shares of McDermott common stock to the former CB&I shareholders and converted CB&I stock-settled equity awards into McDermott stock-settled equity-based awards to be settled in approximately 2.2 million shares of McDermott common stock.

Transaction Accounting―The Combination is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. McDermott is considered the acquirer for accounting purposes based on the following facts at the Combination Date: (1) McDermott’s stockholders owned approximately 53 percent of the combined business on a fully diluted basis; (2) a group of McDermott’s directors, including the Chairman of the Board, constituted a majority of the Board of Directors; and (3) McDermott’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer continue in those roles. The series of transactions resulting in McDermott’s acquisition of CB&I’s entire business is being accounted for as a single accounting transaction, as such transactions were entered into at the same time in contemplation of one another and were collectively designed to achieve an overall commercial effect.

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

Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Combination Date, which were based, in part, upon external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $4.8 billion, was recorded as goodwill.

The following summarizes our preliminary purchase price allocation at the Combination Date (in millions):

May 10, 2018
Net tangible assets:
Cash	$498
Accounts receivable	879
Inventory	111
Contracts in progress	273
Assets held for sale (1)	70
Other current assets	273
Deferred tax assets	-
Investments in unconsolidated affiliates (2)	428
Property, plant and equipment	401
Other non-current assets	127
Accounts payable	(472)
Advance billings on contracts (3)	(2,410)
Deferred tax liabilities	(16)
Other current liabilities	(1,200)
Other non-current liabilities	(454)
Noncontrolling interest	14
Total net tangible liabilities	(1,478)
Project-related intangible assets/liabilities, net (4)	150
Other intangible assets (5)	1,071
Net identifiable liabilities	(257)
Goodwill (6)	4,822
Total Combination consideration transferred	4,565
Less: Cash acquired	(498)
Total Combination consideration transferred, net of cash acquired	$4,067
(1)

Assets held for sale includes CB&I’s former administrative headquarters within Corporate and various fabrication facilities within NCSA. During the third quarter of 2018, we completed the sale of CB&I’s former administrative headquarters for proceeds of $52 million.

(2)

Investments in unconsolidated affiliates includes a fair value adjustment of $217 million associated with the Combination. Approximately $148 million of the fair value adjustment is attributable to the basis difference between McDermott’s investment and the underlying equity in identifiable assets of unconsolidated affiliates and will be amortized to Investment in unconsolidated affiliate related amortization over a range of two to 30 years based on the life of assets to which the basis difference is attributed.

(3)

Advance billings on contracts includes accrued provisions for estimated losses on projects of $374 million. See the discussions below and in Note 4, Revenue Recognition, for information concerning our acquired significant loss projects, including changes since our initial preliminary estimates reported for the second quarter of 2018.

(4)

Project-related intangible assets/liabilities, net includes intangible asset and liabilities of $259 million and $109 million, respectively. The balances represent the fair value of acquired RPOs and normalized profit margin fair value associated with acquired long-term contracts that were deemed to be lower than fair value (excluding amounts recorded in Advance billings on contracts and Contracts in progress) as of the Combination Date. The project related intangible assets and liabilities will be amortized as the applicable projects progress over a range of two to six years within Project intangibles amortization in our Statements of Operations.

(5)

Other intangible assets are reflected in the table below and recorded at estimated fair value, as determined by our management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	May 10, 2018
	Fair value	Useful Life Range	Weighted Average Life
	(In millions)
Process technologies	$514	10-30	27
Trade names	401	10-20	12
Customer relationships	129	4-11	10
Trademarks	27	10	10
Total	$1,071
(6)

Goodwill resulted from the acquired established workforce, which does not qualify for separate recognition, as well as expected future cost savings and revenue synergies associated with the combined operations. Of the $4.8 billion of estimated goodwill recorded in conjunction with the Combination, $1.7 billion is deductible for tax purposes. See Note 9, Goodwill and Other Intangible Assets, for our allocation of goodwill by reporting segment and discussion of impairment charges recorded during the fourth quarter of 2018.

Significant changes in our preliminary purchase price allocation since our initial estimates reported in the second quarter of 2018 primarily related to fair value adjustments to three of our acquired loss contracts.

Adjustments to the Cameron LNG, Freeport LNG and Calpine projects were approximately $1.2 billion combined, of which approximately $1 billion was included as adjustments to the fair values reflected in the acquired balance sheet and primarily impacted Advance billings on contracts as discussed further in Note 4, Revenue Recognition. Adjustments recorded to the purchase price allocation are recognized in the period in which the adjustments are determined and calculated as if the accounting had been completed as of the Combination Date.

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

Impact on RPOs—CB&I RPOs totaled approximately $8.3 billion at the Combination Date, after considering conforming accounting policies and project adjustments for acquired in-process projects.

Impact of Combination on Statements of Operations—From the Combination Date through December 31, 2018, revenues and operating income associated with CB&I totaled $4.4 billion and $43 million (excluding $2.2 billion of Goodwill impairment and $61 million of Restructuring and integration costs within operating loss), respectively. Additionally, in connection with the Combination, during 2018 we incurred transaction costs of $48 million, which primarily related to professional service fees (including accounting, legal and advisory services).

Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma financial information reflects the Combination and the related events as if they occurred on January 1, 2016 and gives effect to pro forma events that are directly attributable to the Combination, factually supportable, and expected to have a continuing impact on our combined results, following the Combination. The pro forma financial information includes adjustments to: (1) include additional intangibles amortization, investment in unconsolidated affiliates-related amortization, depreciation of property, plant and equipment and net interest expense associated with the Combination; (2) exclude restructuring, integration and transaction costs and debt extinguishment costs that were included in McDermott and CB&I’s historical results and are expected to be non-recurring; and (3) reflect adjustments to 2017 and 2016 cost of operations for CB&I’s pension actuarial gains and losses to conform to McDermott’s mark-to-market pension accounting policy. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined business operations following the Combination.

	Year ended December 31,
	2018 (1)	2017 (1)	2016 (1)
	(In millions, except per share amounts)
Pro forma revenue	$9,208	$9,658	$11,236
Net (loss) income attributable to common stockholders	(2,523)	(1,189)	55
Pro forma net (loss) income per share attributable to common stockholders
Basic	$(13.94)	$(6.57)	$0.31
Diluted	$(13.94)	$(6.57)	$0.29

Basic (2)	181	181	181
Diluted	181	181	188

(1)	Adjustments, net of tax, included in the pro forma net income above that were of a non-recurring nature include:
•	2018—elimination of (1) restructuring and integration costs ($112 million); (2) transaction costs ($37 million); and (3) debt extinguishment costs ($11 million);
•	2017—elimination of restructuring costs ($81 million); and
•	2016—elimination of restructuring costs ($7 million).

These pro forma results exclude the effect of adjustments to the opening balance sheet associated with fair value purchase accounting estimates.

(2)

Pro forma net (loss) income per share was calculated using weighted average basic and diluted shares outstanding during the fourth quarter of 2018. The effects of restricted stock, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for 2018 and 2017, due to the net losses in those periods. 2016 diluted shares include restricted stock units and warrants; the impact of the redeemable preferred stock is antidilutive.

NOTE 4—REVENUE RECOGNITION

Effect of ASC Topic 606 Adoption

The cumulative effect of adopting ASC 606 due to our change in method of measuring project progress toward completion, as discussed in Note 2, Basis of Presentation and Significant Accounting Policies, is as follows:

	Impact of ASC 606 adoption
	Legacy GAAP	Adjustment	As reported
	(In millions)
Consolidated Statement of Operations for year ended December 31, 2018
Revenues	6,816	(111)	6,705
Cost of operations	6,278	(91)	6,187
Income tax expense	105	(1)	104
Net loss attributable to common stockholders	(2,672)	(19)	(2,691)

Consolidated Balance Sheet as of December 31, 2018
Assets
Current assets:
Contracts in progress	704	-	704

Liabilities and equity
Current liabilities:
Advance billings on contracts	1,954	-	1,954

Stockholders' equity (1)
Accumulated deficit	(2,718)	(1)	(2,719)
(1)	Includes $20 million of cumulative catch-up adjustment to Retained earnings (Accumulated deficit) on January 1, 2018, upon adoption of ASC 606.

Remaining Performance Obligations (“RPOs”)

Our RPOs by segment were as follows:

	December 31, 2018		December 31, 2017
	(Dollars in millions)
NCSA	$5,649	52%	$437	11%
EARC	1,378	12%	732	19%
MENA	1,834	17%	2,249	58%
APAC	1,420	13%	483	12%
Technology	632	6%	-	-
Total	$10,913	100%	$3,901	100%

Of the December 31, 2018 RPOs, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$7,113	$2,887	$913

Revenue Disaggregation

Our revenue by product offering, contract types and revenue recognition methodology was as follows:

	Year ended December 31,
	2018 (2)	2017 (2)	2016 (2)
	(In millions)
Revenue by product offerings:
Offshore and subsea	$2,289	$2,985	$2,636
LNG	1,309	-	-
Downstream (1)	2,224	-	-
Power	883	-	-
	$6,705	$2,985	$2,636

Contract types:
Fixed priced	$5,239	$2,895	$2,425
Reimbursable	1,004	-	-
Hybrid	260	-	-
Unit-basis and other	202	90	211
	$6,705	$2,985	$2,636

Revenue recognition methodology
Over time	$6,628	$2,985	$2,636
At a point in time	77	-	-
	$6,705	$2,985	$2,636
(1)	Includes the results of our Technology operating group.
(2)	Intercompany amounts have been eliminated in consolidation.

Unapproved Change Orders, Claims and Incentives

Unapproved Change Orders, Claims and Incentives—As of December 31, 2018, we had unapproved change orders and claims included in transaction prices aggregating to approximately $428 million, of which approximately $130 million was included in our RPO balance. As of December 31, 2017, we had unapproved change orders and claims included in transaction prices aggregating to approximately $117 million, of which approximately $8 million was included in our RPO balance.

As of December 31, 2018 and 2017, we did not have any material incentives included in transaction prices for our projects.

The amounts recorded in contract prices and recognized as revenues reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.

Loss Projects

Based on our assessment at December 31, 2018, four projects determined to be in substantial loss positions, including the Cameron LNG, Freeport LNG Trains 1 & 2, the gas power project for a unit of Calpine Corporation (“Calpine”) and the now-completed gas power project for Indianapolis Power & Light Company, were included in the preliminary purchase price allocation for the Combination (see Note 3, Business Combination). Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

We have had unfavorable changes in estimates of $815 million on the Cameron LNG project, $296 million on the Freeport LNG Trains 1 & 2 and Train 3 projects and $122 million on the Calpine project since the Combination Date, of which approximately $647 million, $296 million and $91 million, respectively, were included as adjustments to the fair values reflected in the acquired balance sheet for the Combination. The changes in estimates reflected in the acquired balance sheet did not result in a significant direct impact on our net income during 2018. The changes in estimates for the Freeport Trains 1 & 2 and Train 3 projects totaled approximately $102 million during the fourth quarter of 2018. The changes in estimates for the Cameron LNG and Calpine projects that were not reflected in the acquired balance sheet were recognized during the fourth quarter of 2018 and resulted in charges of approximately $168 million and $31 million, respectively, to loss from operations during 2018.

Our offshore Abkatun-A2 platform project was also determined to be in a substantial loss position at December 31, 2018. The changes in estimates for this project resulted in a charge of approximately $59 million, primarily during the fourth quarter of 2018, due to the reversal of previously recognized profit and the accrual of a loss provision.

Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun loss projects. Our accrual of provisions for estimated losses on active uncompleted contracts at December 31, 2017 was not material.

Summary information for our significant ongoing loss projects as of December 31, 2018 is as follows:

Cameron LNG―At December 31, 2018, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (within our NCSA operating group) was approximately 50% complete on a post-Combination basis (approximately 85% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $185 million. For these purposes (and for purposes of the discussion below), when we refer to a percentage of completion on a pre-Combination basis, we are referring to the cumulative percentage of completion, which includes progress made prior to the Combination Date.  In accordance with GAAP, as of the Combination Date, we reset the progress to completion for all of CB&I’s projects then in progress to 0% for accounting purposes.

Through the third quarter of 2018, our changes in estimates to complete the project since the Combination Date of approximately $647 million were primarily due to a detailed reassessment of schedule and underlying cost base. The schedule analysis included a reassessment of the remaining work, including re-work for which we may not be fully compensated, and took into account revisions to the estimation of productivity based on historical efforts and the quality and availability of labor resources throughout the revised project schedule. The revised schedule also resulted in loss of incentive revenue. These changes in estimates were reflected as adjustments to the fair values of various assets and liabilities in the acquired balance sheet, as they resulted from refinements of estimates of conditions that existed as of the Combination Date, and primarily impacted Advance billings on contracts.

In the fourth quarter of 2018, we determined incremental changes in estimates of approximately $168 million resulting from poor labor productivity and increases in subcontract, commissioning and construction management costs represented refinements of estimates of conditions that transpired subsequent to the Combination Date and were therefore recorded as charges to operating loss during the period.

Freeport LNG―At December 31, 2018, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (within our NCSA operating group) were approximately 64% complete on a post-Combination basis (approximately 91% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $26 million.

Our changes in estimates to complete the project since the Combination Date were primarily due to increases in cost estimates resulting from a detailed reassessment of schedule and underlying cost base. The schedule analysis included a reassessment of the remaining work, including re-work for which we may not be fully compensated, and took into account revisions to the estimation of productivity based on historical efforts and the quality and availability of labor resources throughout the revised project schedule. Our changes in estimates for the project also reflect our decision, reached in conjunction with ongoing customer discussions, to include liquidated damages associated with the pre-Hurricane Harvey schedule and other delays, as well as revised estimates of customer and insurance claim recoveries.

These changes in estimates, inclusive of reductions in customer and insurance claim recovery estimates and additional liquidated damages during the fourth quarter of 2018, were reflected as adjustments to the fair values of various assets and liabilities in the acquired balance sheet, as they resulted from refinements of estimates of conditions that existed as of the Combination Date, and primarily impacted Advance billings on contracts.

Calpine Power Project―At December 31, 2018, our U.S. gas turbine power project in the Northeast for Calpine (within our NCSA operating group) was approximately 80% complete on a post-Combination basis (approximately 95% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $25 million.

Through the third quarter of 2018, our changes in cost estimates to complete the project since the Combination Date of approximately $91 million were recorded as adjustments to the fair value of the acquired balance sheet and were primarily associated with revisions to the estimation of productivity based on historical performance. These changes in estimates were reflected as adjustments to the fair values of various assets and liabilities in the acquired balance sheet, as they resulted from refinements of estimates of conditions that existed as of the Combination Date, and primarily impacted Advance billings on contracts. In the fourth quarter of 2018, we determined that incremental changes in estimates of approximately $31 million resulting from increases in subcontract costs represented refinements of estimates of conditions that transpired subsequent to the Combination Date and were therefore recorded as charges to operating loss during the period.

Abkatun-A2 Project―At December 31, 2018, our Abkatun-A2 platform project in Mexico for Pemex was approximately 88% complete and had an accrued provision for estimated losses of approximately $6 million. The changes in estimates, primarily during the fourth quarter of 2018, resulting in the $59 million charge were largely caused by higher than expected offshore carryover work, challenges due to higher than normal weather downtime and weather induced poor labor productivity resulting in additional vessel and labor costs.

NOTE 5—PROJECT CHANGES IN ESTIMATES

Our RPOs for each of our operating groups generally consist of several hundred contracts, and our results may be impacted by changes in estimated margins. The following is a discussion of our most significant changes in cost estimates that impacted 2018, 2017 and 2016 segment operating income. For discussion of significant changes in estimates on loss projects impacting the fair value of our acquired balance sheet in the Combination, see Note 4, Revenue Recognition. For discussion of significant changes in estimates resulting from changes in transaction prices, see Note 8, Contracts in Progress and Advance Billings on Contracts.

2018

Segment operating income in 2018 was impacted by net favorable changes in estimates totaling approximately $29 million, primarily in our MENA and APAC segments, partially offset by our NCSA segment.

NCSA—Our segment results for the year ended December 31, 2018 were negatively impacted by net unfavorable changes in estimates aggregating approximately $190 million, primarily due to cost increases on our Cameron LNG and Calpine loss projects in the United States and the Abkatun-A2 platform project in Mexico (see Note 4, Revenue Recognition for discussion), partially offset by savings on various projects in the United States.

MENA—Our segment results in 2018 were positively impacted by net favorable changes in estimates aggregating approximately $163 million, primarily due to productivity improvements and cost savings on marine, fabrication and other activities related to three of our projects in the Middle East.

APAC—Our segment results in 2018 were positively impacted by net favorable changes in estimates aggregating approximately $56 million. The net favorable changes were due to reductions in costs to complete on offshore campaigns and several other active projects, primarily on two of our Australian projects, partially offset by cost increases and weather downtime on various projects.

2017

Segment operating income in 2017 was positively impacted by net favorable changes in estimates totaling approximately $165 million, primarily in our MENA (approximately $103 million) and APAC (approximately $62 million) segments.

2016

Segment operating income for 2016 was impacted by net favorable changes in cost estimates totaling approximately $91 million, primarily in our NCSA (approximately $38 million), MENA (approximately $38 million) and APAC (approximately $17 million) segments.

NOTE 6—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$520	$390
Restricted cash and cash equivalents (1)	325	18
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (2)	$845	$408
(1)	Our restricted cash balances primarily served as cash collateral deposits for our letter of credit facilities. See Note 13, Debt, for further discussion.
(2)	Our December 31, 2018 total Cash, cash equivalents and restricted cash included $248 million associated with the Combination.

NOTE 7—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―Our trade receivable balances at December 31, 2018 and 2017 included the following:

	December 31,
	2018	2017
	(In millions)
Contract receivables (1)	$794	$225
Retainages (2)	155	120
Less allowances	(17)	(17)
Accounts receivable—trade, net (3)	$932	$328
(1)

Unbilled receivables for our performance obligations recognized at a point in time are recorded within accounts receivable and were approximately $31 million at December 31, 2018 (all resulted from the acquired CB&I operations).

(2)

Retainages classified within Accounts receivable-trade, net are amounts anticipated to be collected within one year and as to which we have an unconditional right to collect from the customer, subject only to the passage of time. Retainages anticipated to be collected beyond one year are classified as Accounts receivable long-term retainages on our Balance Sheet and totaled $62 million, of which $50 million and $12 million are anticipated to be collected in 2020 in 2021, respectively.

(3)	Our December 31, 2018 total Accounts receivable—trade, net included $641 million associated with the Combination.

NOTE 8—CONTRACTS IN PROGRESS AND ADVANCE BILLINGS ON CONTRACTS

Our contract assets and liabilities at December 31, 2018 and 2017 were as follows:

	December 31,
	2018 (1)	2017
	(In millions)
Costs incurred in excess of costs recognized (1)	$9	$98
Revenues recognized less billings to customers (2)	695	523
Contracts in progress	$704	$621

Costs recognized in excess of costs incurred (1)	$17	$(14)
Billings to customers less revenues recognized (2)	1,937	46
Advance billings on contracts	$1,954	$32

(1)

Costs incurred in excess of costs recognized (assets) and costs recognized in excess of costs incurred (liabilities) resulted from the exclusion of certain costs when measuring progress toward completion under the cost-to-cost method, prior to our adoption of ASC Topic 606. These remaining amounts will be recognized in Cost of operations as the underlying projects progress.

(2)	Revenues recognized in 2018 with respect to amounts included in our Advance billings on contracts balance as of December 31, 2017 were $45 million, realized during the first half of 2018.
(3)	Our December 31, 2018 Contracts in progress, net and Advance billings on contracts included $278 million and $1.8 billion, respectively, associated with the Combination.

For 2018, we recognized $81 million of revenues primarily resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our APAC and MENA segments. The change in transaction prices primarily related to reimbursement of costs incurred in prior periods.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Overview—Our goodwill balance is attributable to the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. The changes in the carrying amount of goodwill by reporting segment for 2018 are as follows:

	NCSA	EARC	MENA	APAC	Technology	Total
	(In millions)
Balance as of December 31, 2017	$-	$-	$-	$-	$-	$-
Acquired goodwill	2,525	461	46	52	1,738	4,822
Goodwill impairment	(1,484)	(40)	-	(52)	(592)	(2,168)
Balance as of December 31, 2018	$1,041	$421	$46	$-	$1,146	$2,654

Reporting Units—Our reporting units consist of five operating groups, which represent our reporting segments. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We did not have indicators of impairment through the third quarter of 2018.

Annual Impairment Assessment—We performed our first annual quantitative impairment assessment for each of our five reporting units during the fourth quarter of 2018. During the fourth quarter of 2018, we experienced a significant sustained decrease in the trading price of our common stock. During the fourth quarter of 2018, we also completed a preferred stock issuance and the arrangement of a new letter of credit facility, each at a high cost (see Note 13, Debt, and Note 21, Redeemable Preferred Stock) and noted market indicators of increases in the cost of capital for peers in our industry and associated market risk relative to project awards and execution. Further, incremental unfavorable changes in estimates to complete the acquired Cameron LNG, Freeport LNG and Calpine projects (see Note 4, Revenue Recognition and Note 5, Changes in Project Estimates for discussion) resulted in a decrease in our future cash flow expectations and an increase in our associated risk assumptions.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method), as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement, and included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each reporting unit.

The discounted cash flow analysis for each of our reporting units included forecasted cash flows over a five-year forecast period (2019 through 2023), with our 2019 management budget used as the basis for our projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near-term prospects and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Our assessment took into consideration the incremental changes in project estimates discussed above and reflected the increased market risk surrounding the award and execution of future projects and adjusted our cost of capital assumptions to be in-line with recent market indicators for our company and industry. These increases in cost of capital and risk premium assumptions resulted in a significant increase in our discount rates utilized for purposes of determining our discounted cash flows and reduced the estimated fair values of our reporting units.

Based on our quantitative assessments, goodwill for our NCSA, EARC and Technology reporting units was partially impaired and goodwill for our APAC reporting unit was fully impaired. We determined the goodwill associated with our MENA reporting unit was not impaired as the fair value of the reporting units exceeded its net book value by more than 100%. The impairment did not have a net tax benefit due to our full VAs recorded on DTAs.

Additional Reporting Unit Disclosures:

•

NCSA—Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 28%, a compound annual growth rate (“CAGR”) of approximately 13% from 2019 through 2023 and a terminal growth rate of 2.0%. The impairment primarily resulted from increases in our discount rate assumptions driven by increases in our cost of capital and risk premium assumptions associated with forecasted cash flows relating to future awards.

•

EARC—Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 32%, a CAGR of approximately 76% from 2019 through 2023 and a terminal growth rate of 2.0%. The impairment primarily resulted from increases in our discount rate assumptions driven by increases in our cost of capital and risk premium assumptions associated with forecasted cash flows relating to future awards.

•

Technology—Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 14.5%, a CAGR of approximately 11% from 2019 through 2023 and a terminal growth rate of 2.0%. The impairment primarily resulted from increases in our discount rate assumptions driven by increases in our cost of capital assumptions, as well as increased risk premium assumptions resulting from Technology’s pull-through work derived from our other reporting units.

•

APAC—Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 25%, a CAGR of approximately 45% from 2019 through 2023 and a terminal growth rate of 2.0%. The impairment primarily resulted from increases in our discount rate assumptions driven by increases in our cost of capital and risk assumptions associated with forecasted cash flows relating to future awards.

Project-Related Intangibles

Our project-related intangibles at December 31, 2018 were as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
	(In millions)			(In years)
Project-related intangible assets	$259	$(122)	$137	4
Project-related intangible liabilities	(109)	43	(66)	2
Total (1)	$150	$(79)	$71
(1)

All project-related intangible assets at December 31, 2018 resulted from the Combination. Amortization expense, included in the Project intangibles and inventory related amortization line in our Consolidated Statements of Operations, was $79 million for the year ended December 31, 2018 and is anticipated to be $33 million, $23 million, $5 million, $8 million and $7 million in 2019, 2020, 2021, 2022 and 2023, respectively.

Other Intangible Assets

Our other intangible assets at December 31, 2018 were as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
	(In millions)			(In years)
Process technologies	$514	$(14)	$500	27
Trade names	401	(23)	378	12
Customer relationships	129	(23)	106	10
Trademarks	27	(2)	25	10
Total (1)	$1,071	$(62)	$1,009
(1)

All other intangible assets at December 31, 2018 resulted from the Combination. Amortization expense was $62 million for the year ended December 31, 2018 and is anticipated to be $87 million, $87 million, $81 million, $74 million and $68 million for 2019, 2020, 2021, 2022 and 2023, respectively.

NOTE 10 – JOINT VENTURE AND CONSORTIUM ARRANGEMENTS

As discussed in Note 2, Basis of Presentation and Significant Accounting Policies, we account for our unconsolidated joint ventures or consortiums using either proportionate consolidation, when we meet the applicable accounting criteria to do so, or the equity method. Further, we consolidate any joint venture or consortium that is determined to be a VIE for which we are the primary beneficiary or which we otherwise effectively control.

Proportionately Consolidated Consortiums—The following is a summary description of our significant consortiums that have been deemed to be VIEs where we are not the primary beneficiary and are accounted for using proportionate consolidation:

•

McDermott/Zachry Industrial Inc. (“Zachry”)—We have a 50%/50% consortium with Zachry to perform engineering, procurement and construction (“EPC”) work for two LNG liquefaction trains in Freeport, Texas. In addition, we have subcontract and risk sharing arrangements with a unit of Chiyoda Corporation (“Chiyoda”) to support our responsibilities to the venture. The costs of these arrangements are recorded in Cost of operations.

•

McDermott/Zachry/Chiyoda—We have a consortium with Zachry and Chiyoda (MDR—33.3% / Zachry—33.3% / Chiyoda—33.3%) to perform EPC work for an additional LNG liquefaction train at the project site in Freeport, Texas.

•	McDermott/Chiyoda—We have a 50%/50% consortium with Chiyoda to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana.
•	McDermott/CTCI—We have a 42.5%/57.5% consortium with a unit of CTCI Corporation (“CTCI”) to perform EPC work for a mono-ethylene glycol facility in Gregory, Texas.

The following table presents summarized balance sheet information for our share of our proportionately consolidated consortiums:

December 31, 2018 (1)
(In millions)
Current assets (2)	$299
Non-current assets	10
Total assets	$309

Current liabilities	$992

(1)

Approximately $201 million of current assets, $10 million of non-current assets and $897 million of current liabilities, respectively, resulted from the Combination and are subject to change when additional information is obtained during the measurement period.

(2)

Our consortium arrangements allow for excess working capital of the consortium to be advanced to the consortium participants. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a consortium may have advances to its participants which are reflected as an advance receivable within current assets of the consortium. As of December 31, 2018, Accounts receivable-other included $44 million related to our proportionate share of advances from the consortiums to the other consortium participants.

As of December 31, 2018, Accrued liabilities on the Balance Sheets included $53 million related to advances from these consortiums.

Equity Method Joint Ventures—The following is a summary description of our significant joint ventures accounted for using the equity method:

•

Chevron Lummus Global, L.L.C. (“CLG”)—We have a 50%/50% joint venture with a unit of Chevron Corporation which provides proprietary process technology licenses and associated engineering services and catalyst, primarily for the refining industry. As sufficient capital investments in CLG have been made by the joint venture participants, it does not qualify as a VIE.

•

NET Power, LLC—We have a joint venture with a unit of Exelon Corporation and 8 Rivers Capital (McDermott—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the joint venture participants and other parties. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. During the three months ended September 30, 2018, we made a final payment of $10 million toward our total cash commitment for NET Power of $57 million ($47 million was paid prior to the Combination).

•

McDermott/CTCI—We have a 50%/50% joint venture with CTCI to perform EPC work for a liquids ethylene cracker and associated units at Sohar, Oman. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. Our joint venture arrangement allows for excess working capital of the joint venture to be advanced to the joint venture participants. Such advances are returned to the joint venture for working capital needs as necessary. As of December 31, 2018, Accrued liabilities on our Balance Sheet included $95 million related to advances from this joint venture.

•

io Oil and Gas—We co-own several 50%/50% joint venture entities with Baker Hughes, a GE company. These joint venture entities focus on the pre-FEED phases of projects in offshore markets, bring comprehensive field development expertise and provide technically advanced solutions in new full field development concept selection and evaluation.

•

Qingdao McDermott Wuchuan Offshore Engineering Company Ltd.—We have a 50%/50% joint venture with Wuhan Wuchuan Investment Holding Co., Ltd., a leading shipbuilder in China. This joint venture provides project management, procurement, engineering, fabrication, construction and pre-commissioning of onshore and offshore oil and gas structures, including onshore modules, topsides, floating production storage, off-loading modules, subsea structures and manifolds.

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

Amortization expense associated with fair value adjustments recorded to Investments in unconsolidated affiliates in conjunction with the Combination was $12 million for the year ended December 31, 2018.

Dividends received from our equity method joint ventures were approximately $4 million in 2018. There were no dividends received in 2017 and 2016.

Consolidated Joint Ventures—The following is a summary description of our significant joint venture we consolidate due to its designation as a VIE for which we are the primary beneficiary:

•

McDermott/Orano—We have a joint venture with Orano (McDermott—52% / Orano—48%) relating to a mixed oxide fuel fabrication facility in Aiken, South Carolina. The project is currently winding down, with limited activity anticipated for 2019.

The following table presents summarized balance sheet information for our consolidated joint ventures:

December 31, 2018 (1)
(In millions)
Current assets	$102
Non-current assets	15
Total assets	$117

Current liabilities	$138

(1)	All balances at December 31, 2018 resulted from the Combination and are subject to change when additional information is obtained during the measurement period.

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

NOTE 11—SUPPLEMENTAL BALANCE SHEET DETAIL

The components of property, plant and equipment, other current assets, and other current and non-current liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In millions)
Property, plant and equipment
Marine vessels	$1,686	$1,799
Construction and other equipment	704	513
Buildings	292	157
Company equipment under construction	99	34
Assets under capital lease	75	3
Land	41	2
Other	185	143
Total property, plant and equipment	3,082	2,651
Accumulated depreciation (1)	(1,015)	(985)
Property, plant and equipment, net (2)	$2,067	$1,666

Accrued liabilities
Accrued contract costs	$796	$141
Advances from equity method and proportionally consolidated joint ventures and consortiums (3)	148	-
Income taxes payable	69	35
Other accrued liabilities (4)	551	196
Accrued liabilities (2)	$1,564	$372

Other non-current liabilities
Pension, post-retirement medical and other employee benefit obligations	$324	$75
Self-insurance reserve	80	16
Income tax reserves	86	63
Other	174	32
Other non-current liabilities (2)	$664	$186
(1)

Our depreciation expense was approximately $115 million, $93 million and $90 million in 2018, 2017 and 2016, respectively. For a discussion relating to impairments of marine-vessel-related property, plant and equipment, see Note 16, Fair Value Measurements.

(2)

Our December 31, 2018 property, plant and equipment, net, accrued liabilities and other non-current liabilities included $374 million, $1.1 billion and $443 million, respectively, associated with the Combination.

(3)	Represents advances from our joint ventures and consortiums in which we participate. See Note 10, Joint Venture and Consortium Arrangements for further discussion.
(4)	Represents various accruals that are individually less than 5% of total current liabilities.

Interest Capitalization—We incurred interest of $270 million, $67 million and $75 million and capitalized $4 million, $2 million and $14 million of interest in 2018, 2017 and 2016, respectively. The capitalized interest primarily related to vessels under construction in the respective periods.

NOTE 12—RESTRUCTURING AND INTEGRATION COSTS

2018—Restructuring and integration costs primarily relate to costs to achieve our CPI program. We launched the CPI program in the second quarter of 2018, with the goal of realizing transformative cost savings across our business. The program incorporates the activities of our Fit 2 Grow program previously announced in the fourth quarter of 2017 and targets a significant improvement in cost controls across five main opportunity areas: (1) procurement and supply chain; (2) systems, applications and support; (3) assets and facilities; (4) perquisites, travel and other; and (5) workforce efficiency. The program also includes other costs associated with the Combination, including change-in-control, severance, incremental incentive plan costs and professional fees. These costs are recorded within our Corporate operating results and were $134 million in 2018. Our accrued liability for this program was not material as of December 31, 2018. We anticipate incurring an additional $56 million prior to the completion of the CPI program, which is anticipated to take place in 2020.

2017—No restructuring or integration costs were incurred.

2016—Restructuring and integration costs were primarily related to our McDermott Profitability Initiative (“MPI”) and Additional Overhead Reduction (“AOR”) programs. Our MPI program, which commenced in 2014 and was completed in 2016, focused on increasing our profitability and flexibility through reduced fixed and variable costs. The program included personnel reduction, centralization of operational activities, other cost reductions and certain asset impairments.  Our AOR program, which commenced in 2015 and was completed in 2016, focused on improving our cost structure. The program included personnel reductions affecting direct operating and selling, general and administrative expenses. These costs were recorded within our Corporate operating results and were $11 million in 2016.

NOTE 13—DEBT

The carrying values of our long-term debt obligations are as follows:

	December 31,
	2018	2017
	(In millions)
Current
Current maturities of long-term debt	$31	$24
Less: unamortized debt issuance costs	(1)	-
Current maturities of long-term debt, net of unamortized debt issuance costs	$30	$24

Long-term
Term Facility	$2,243	$-
10.625% senior notes	1,300	-
8.000% second-lien notes	-	500
North Ocean 105 construction financing	16	25
Vendor equipment financing	-	16
Less: current maturities of long-term debt	(30)	(24)
Less: unamortized debt issuance costs	(136)	(5)
Long-term debt, net of unamortized debt issuance costs	$3,393	$512

Credit Agreement

On May 10, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for a term facility under the Credit Agreement, and Crédit Agricole Corporate and Investment Bank, as administrative agent for the other facilities under the Credit Agreement. The Credit Agreement provides for borrowings and letters of credit in the aggregate principal amount of $4.65 billion, consisting of the following:

•

a $2.26 billion senior secured, seven-year term loan facility (the “Term Facility”), the full amount of which was borrowed, and $319.3 million of which has been deposited into a restricted cash collateral account (the “LC Account”) to secure reimbursement obligations in respect of up to $310.0 million of letters of credit (the “Term Facility Letters of Credit”);

•	a $1.0 billion senior secured revolving credit facility (the “Revolving Credit Facility”); and
•	a $1.39 billion senior secured letter of credit facility (the “LC Facility”).

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($319.3 million at December 31, 2018), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

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

Borrowings are available under the Revolving Credit Facility for working capital and other general corporate purposes. Certain existing letters of credit outstanding under our previously existing Amended and Restated Credit Agreement, dated as of June 30, 2017 (the “Prior Credit Agreement”), and certain existing letters of credit outstanding under CB&I’s previously existing credit facilities have been deemed issued under the Credit Agreement, and letters of credit were issued under the Credit Agreement to backstop certain other existing letters of credit issued for the account of McDermott, CB&I and their respective subsidiaries and affiliates.

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

Term Facility—As of December 31, 2018, we had $2.24 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, our Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.27%, inclusive of the applicable margin during the period ended December 31, 2018. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2019	$23
2020	23
2021	23
2022	23
2023	23
Thereafter	2,128
$2,243

Additionally, as of December 31, 2018, there were approximately $276 million of Term Facility letters of credit issued (or deemed issued) (including $71 million of financial letters of credit) under the Credit Agreement, leaving approximately $34 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. Through December 31, 2018, the maximum borrowing under the Revolving Credit Facility was $110 million. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2018. As of December 31, 2018, we had approximately $111 million of letters of credit outstanding (including $48.5 million of financial letters of credit), leaving $889 million of available capacity under the Revolving Credit Facility. We also have a $1.39 billion LC Facility that is scheduled to expire in May 2023. As of December 31, 2018, we had approximately $1.371 billion of letters of credit outstanding, leaving $19 million of available capacity under the LC Facility. If we borrow funds under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3% at December 31, 2018) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4% at December 31, 2018), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.00% at December 31, 2018) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.00% at December 31, 2018) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

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

In addition, the Credit Agreement contains various covenants that, among other restrictions, limit our ability to:

•	incur or assume indebtedness;
•	grant or assume liens;
•	make acquisitions or engage in mergers;
•	sell, transfer, assign or convey assets;
•	make investments;
•	repurchase equity and make dividends and certain other restricted payments;
•	change the nature of our business;
•	engage in transactions with affiliates;
•	enter into burdensome agreements;
•	modify our organizational documents;
•	enter into sale and leaseback transactions;
•	make capital expenditures;
•	enter into speculative hedging contracts; and
•	make prepayments on certain junior debt.

The Credit Agreement contains events of default that we believe are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency event occurs, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies. In addition, if any event of default exists under the Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the Credit Agreement, or if we are unable to make any of the representations and warranties in the Credit Agreement at the applicable time, we will be unable to borrow funds or have letters of credit issued under the Credit Agreement.

Credit Agreement Covenants Compliance—As of December 31, 2018, we were in compliance with all our restrictive and financial covenants under the Credit Agreement. The financial covenants as of December 31, 2018 are summarized below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.50x	2.29x
Maximum total leverage ratio	4.25x	2.61x
Minimum liquidity	$200 million	$1.4 billion

Future compliance with our financial and restrictive covenants under the Credit Agreement could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, decreased letter of credit capacity, decreased profitability on our projects, changes in currency exchange or interest rates, performance of pension plan assets or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with the Credit Agreement were to cease operations, or if there is a full or partial break-up of the European Union (“EU”) or its currency, the Euro.

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent.  The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries.  The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement.  The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of December 31, 2018, there were approximately $144 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $86 million of available capacity.

Letter of Credit Agreement Covenants Compliance—As of December 31, 2018, we were in compliance with all our restrictive and financial covenants under the Letter of Credit Agreement.

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

Senior Notes Covenants—The Senior Notes Indenture contains covenants that, among other things, limit our ability to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on our capital stock or purchase or redeem our subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Those covenants are subject to various exceptions and limitations.

Senior Notes Covenants Compliance—As of December 31, 2018, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, in which we then had a 75% ownership interest, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105.  Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. The financing agreement requires principal repayment in 17 consecutive semiannual installments of approximately $4 million, which commenced on October 1, 2012.

In the second quarter of 2017 we exercised our option under the NO 105 AS joint venture agreement and purchased the 25% ownership interest of Oceanteam ASA (“Oceanteam”) in the vessel-owning company for approximately $11 million in cash. As part of that transaction, we also assumed the right to a $5 million note payable from NO 105 AS to Oceanteam (which had been issued in connection with a dividend declared by NO 105 AS in 2016). As of December 31, 2018, the outstanding borrowing under this facility was approximately $16 million. Future maturities are approximately $8 million in each of 2019 and 2020.

Receivables Factoring ―During 2018, we sold, without recourse, approximately $232 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40%-2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $4 million of factoring costs in Other operating income (expense) during 2018. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $205 million under these arrangements during 2018.

Vendor Equipment Financing―In February 2017, J. Ray McDermott de México, S.A. de C.V. (“JRM Mexico”) entered into a 21-month loan agreement for equipment financing in the amount of $47 million. Borrowings under the loan agreement bear interest at a fixed rate of 5.75%. JRM Mexico’s obligations in connection with this equipment financing are guaranteed by McDermott International Management, S. de RL., one of our indirect, wholly owned subsidiaries. As of December 31, 2018, we had repaid all outstanding borrowings under this facility.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	December 31, 2018		December 31, 2017
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,669	$1,060	$725	$572
Surety Bonds (2)	842	475	300	49
Bilateral arrangements to issue cash collateralized letters of credit	-	-	175	18

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $402 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $69 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

Debt Issuance Costs

We incurred approximately (1) $152 million of fees relating to the establishment of our Credit Agreement (including $94 million associated with the Term Facility and $58 million associated with the Revolving Credit Facility and LC Facility); (2) $58 million relating to the issuance of the Senior Notes; and (3) $6 million relating to $230 Million LC Facility dated October 2018. The costs associated with the Term Facility and Senior Notes are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. The costs associated with the Revolving Credit Facility, the LC Facility and the $230 Million LC Facility are reflected within Other current and noncurrent assets and amortized within Interest expense, net, over the terms of the respective facilities.

Debt Extinguishment Costs

During the second quarter of 2018, we incurred approximately $10 million of make-whole fees in connection with the redemption of $500 million principal amount of our 8.000% second-lien notes, as well as charges of approximately $4 million relating to the write-off of deferred debt issuance costs resulting from the extinguishment of our previous debt arrangements. These costs were recorded within Other non-operating expense, net, in our Statement of Operations.

NOTE 14—CAPITAL LEASE OBLIGATIONS

Future minimum lease payments for our capital lease obligations are as follows:

(In millions)
2019	$14
2020	12
2021	11
2022	11
2023	11
Thereafter	44
$103
Imputed interest	(29)
Present value of future minimum lease payments	$74

Significant capital leases at December 31, 2018 include the following:

The Amazon, a pipelay and construction vessel, was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a capital lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments.  The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us.  The capital lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. At December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a capital lease liability of approximately $53 million.

In May 2018, we entered into a capital lease arrangement for a jack-up barge and, as of December 31, 2018, Property, plant and equipment, net included a $17 million asset (net of accumulated amortization of $0.4 million) relating to that arrangement, along with a corresponding capital lease liability.

NOTE 15—PENSION AND POSTRETIREMENT BENEFITS

Defined Contribution Plans

We sponsor multiple defined contribution plans for eligible employees with various features, including voluntary employee pre-tax and Roth-based contributions, and employer matching and other contributions. We expensed $22 million in 2018, including $16 million associated with the acquired CB&I plans from the Combination Date through December 31, 2018, and $5 million in each of 2017 and 2016 for these plans. We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which is a non-qualified defined contribution plan. In addition, we sponsor multiple defined contribution plans that cover eligible employees for which we do not provide contributions. The cost of these plans was not significant to us in 2018, 2017 or 2016.

Defined Benefit Pension and Other Postretirement Plans

We sponsor various defined benefit pension plans covering eligible employees and provide specific post-retirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs. These plans may be changed or terminated by us at any time. The following tables present information for our defined benefit pension and other postretirement plans:

Components of Net Periodic Benefit Cost

	U. S. Pension Plans			Non-U. S. Pension Plans			Other Postretirement Plans
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In millions)
Components of periodic benefit cost:
Service cost	$-	$-	$-	$8	$-	$-	$-	$-	$-
Interest cost	18	20	21	12	1	1	1	-	-
Expected return on plan assets	(19)	(20)	(20)	(17)	(1)	(1)	-	-	-
Actuarial loss (gain)	15	(5)	(4)	33	-	(1)	(1)	-	-
Net periodic benefit cost (income) (1) (2)	$14	$(5)	$(3)	$36	$-	$(1)	$-	$-	$-
(1)

The components of periodic benefit cost (income) other than the service cost component are included within Other non-operating expense (income) in our Statements of Operations. The service cost component is included in Cost of operations and SG&A expenses, in our Statements of Operations, along with other compensation costs rendered by the participating employees.

(2)	Net periodic benefit cost for 2018 included expense of $37 million for the acquired CB&I plans from the Combination Date through December 31, 2018.

Change in Projected Benefit Obligation and Plan Assets

	U. S. Pension Plans		Non-U. S. Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017	2018	2017
	(In millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$511	$505	$-	$31	$-	$-
Acquisition (1)	16	-	933	-	31	-
Service cost	-	-	8	-	-	-
Interest cost	18	20	12	1	1	-
Actuarial loss (gain) (2)	(27)	23	(7)	1	(1)	-
Prior service cost (3)	-	-	5	-	(11)	-
Plan participants' contribution	-	-	2	-	1	-
Benefits paid	(37)	(37)	(27)	(3)	(1)	-
Settlements (4)	-	-	-	(30)	-	-
Currency translation (5)	-	-	(24)	-	-	-
Projected benefit obligation at end of year	$481	$511	$902	$-	$20	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$497	$485	$1	$32	$-	$-
Acquisition (1)	12	-	763	-	-	-
Actual return (loss) on plan assets	(23)	48	(23)	2	-	-
Company contributions	1	1	5	-	1	-
Plan participants' contributions	-	-	2		-
Benefits paid	(37)	(37)	(25)	(3)	(1)	-
Settlements (4)	-	-	-	(30)	-	-
Currency translation (5)	-	-	(20)	-	-	-
Fair value of plan assets at end of year	450	497	703	1	-	-
Net funded status	$(31)	$(14)	$(199)	$1	$(20)	$-

Amounts recognized in balance sheet consist of:
Prepaid benefit cost within Other non-current assets	$-	$1	$4	$1	$-	$-
Accrued benefit cost within accrued liabilities	(2)	(1)	(2)	-	(2)	-
Accrued benefit cost within Other non-current liabilities	(29)	(14)	(201)	-	(18)	-
Net funded status recognized	$(31)	$(14)	$(199)	$1	$(20)	$-

Unrecognized net prior service cost (credits)	$-	$-	$4	$-	$(11)	$-
Accumulated other comprehensive loss (income), before taxes (6)	$-	$-	$4	$-	$(11)	$-
(1)	Acquisition amounts include the benefit obligation and plan assets at the Combination Date associated with acquired CB&I pension plans.
(2)	Actuarial gain for 2018 was primarily associated with an increase in discount rate assumptions for a qualified plan in the United States.
(3)

Prior service cost for 2018 primarily related to plan changes for our plans in the U.K. and our U.S. retiree welfare plan. Prior service cost for plan changes is deferred to accumulated other comprehensive income and amortized into Other non-operating expense (income).

(4)

In August 2017, one of our non-U.S. defined benefit plans was amended to issue lump-sum distributions of certain accrued benefits or allow transfer of such benefits into a defined contribution plan. As of December 31, 2017, all investments in the trust for the defined benefit plan were converted to cash and cash equivalents to facilitate settlements, which were substantially complete. As of December 31, 2018, total benefits remaining under the defined plan were less than $1 million.

(5)

The currency translation gain for 2018 was primarily associated with the strengthening of the U.S. Dollar against the currencies associated with our international pension plans, primarily the Euro and British Pound.

(6)

During 2019, we expect to recognize approximately $0.2 and $1 million of previously unrecognized net prior service costs and credits, respectively, related to our non-U.S. and other post retirement plans, respectively.

Accumulated Benefit Obligations—As of December 31, 2018 and 2017, the accumulated benefit obligation for all defined benefit pension plans was $1.4 billion and $511 million, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	U. S. Pension Plans		Non-U. S. Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017	2018	2017
	(In millions)
Projected benefit obligation	$481	$511	$796	$-	$20	$-
Accumulated benefit obligation	$481	$511	$777	$-	$20	$-
Fair value of plan assets	$450	$497	$594	$1	$-	$-

Plan Assumptions —The following table presents the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	U. S. Pension Plans		Non-U. S. Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017	2018	2017
Weighted average assumptions used to determine net periodic benefit obligations at December 31,
Discount rate	4.1%	3.6%	2.1%	3.95%	4.1%	N/A
Rate of compensation increase (1)	N/A	N/A	1.6%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.6%	4.1%	2.1%	4.1%	4.1%	N/A
Expected return on plan assets (2)	4.0%	4.2%	3.5%	4.7%	N/A	N/A
Rate of compensation increase (1)	N/A	N/A	1.6%	N/A	N/A	N/A
(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.
(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations of future performance.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans.

Effect on
	Pretax Pension	Pension Benefit
	Expense in	Obligation at
	2018 (1)	December 31, 2018
(in millions)
25-basis-point change in discount rate	$48	$46
(1)	A 25-basis-point change in the expected rate of return on plan assets would not have a material impact on pretax pension expense in 2018.

Investment Strategy—Our investment strategy for defined benefit plan assets seeks to optimize the proper risk-return relationship considered appropriate for each respective plan’s investment goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. The primary goal is to optimize the asset mix to fund future benefit obligations, while managing various risk factors and each plan’s investment return objectives.

Our defined benefit plan assets in the U.S. are invested in well-diversified portfolios of equity (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. As of December 31, 2018, our target weighted-average asset allocations by asset category were:  equity securities (20%-25%), fixed income securities (70%-75%) and other investments (5%-10%).

Our pension assets are categorized within the valuation hierarchy based on the lowest level of input that is significant to the fair value measurement. Assets that are valued using quoted prices are classified within level 1 of the valuation hierarchy, assets that are valued using internally developed models that use, as their basis, readily observable market parameters, are classified within level 2 of the valuation hierarchy, and assets that are valued based on models with significant unobservable market parameters are classified within level 3 of the valuation hierarchy.

The following tables present the fair values of our plan assets by investment category and valuation hierarchy level as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset category	(In millions)
Fixed income securities:
U.S. fixed income securities	$148	$223	$6	$377
International government bonds (1)	-	245	-	245
International corporate bonds (2)	-	94	-	94
International mortgage funds (3)	-	69	-	69
All other fixed income securities (4)	-	41	-	41
Equity securities:
U.S. equities	57	-	-	57
International funds (5)	-	157	-	157
Emerging markets growth funds	-	13	-	13
U.S. equity funds	-	12	-	12
Other investments:
Asset allocation funds (6)	-	74	-	74
Cash and Accrued Items	14	-	-	14
Total Investments	$219	$928	$6	$1,153

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset category	(In millions)
Fixed income securities:
U.S. fixed income securities	$160	$246	$5	$411
Equity securities:
U.S. equities	73	-	-	73
Cash and Accrued Items	14	-	-	14
Total Investments	$247	$246	$5	$498

The following provides descriptions for plan asset categories with significant balances in the tables above:

(1)	Investments in predominately E.U. government securities and U.K. Treasury securities, with credit ratings primarily AAA.
(2)	Investments in European and U.K. fixed interest securities, with credit ratings of primarily BBB and above.
(3)	Investments in international mortgage funds.
(4)	Investments predominantly in various international fixed income obligations that are individually insignificant.
(5)	Investments in various funds that track international indices.
(6)	Investments in fixed income securities, equities and alternative asset classes, including commodities and property assets.

Benefit Payments —The following table includes the expected defined benefit and other postretirement plan payments for the next 10 years:

	U. S. Pension Plans	Non-U. S. Pension Plans	Other Postretirement Plans
	(In millions)
Expected employer contributions to trusts of defined benefit plans:
2019	$2	$14	$2
Expected benefit payments:
2019	$37	$35	$2
2020	37	35	2
2021	37	35	2
2022	36	36	2
2023	35	36	1
2024-2028	165	189	6

Health Care Cost Inflation—As noted above, we provide specific postretirement health care benefits for eligible retired U.S. employees and their dependents. Eligible current retirees can elect coverage on a retiree-pay-all basis; there is no longer a company subsidy for the cost of coverage. Future retirees and new employees are not eligible for these post-retirement health care benefits. Additionally, there is a closed group of retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 6.5% in 2019 down to 5.0% in 2025 and after. A change in the assumed health care cost trends by one percentage point is estimated to have an immaterial impact on the total service and interest cost components of net postretirement health care cost for 2018 and the accumulated postretirement benefit obligation as of December 31, 2018.

Multi-Employer Pension Plans

We contribute to certain union sponsored multi-employer defined benefit pension plans in the United States and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”)), and our contributions to each plan and total contributions for 2018, among other disclosures:

			Pension Protection Act (% Funded) (1)			Total Company Contributions (2)			Expiration Date of Collective-Bargaining Agreement (3)
Pension Fund	EIN/Plan Number	Plan Year End	2018	2017	FIP/RP Plan	2018	2017	2016
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31	65%-80%	N/A	Yes	$6	$-	$-	Various
Boilermakers' National Pension Plan (Canada)	366708	12/31	N/A	N/A	N/A	1	-	-	04/19
All Other (4)						3	-	-
Total						$10	$-	$-

(1)

Pension Protection Act Zone Status and FIP/RP plans are applicable to our U.S.-registered plans only, as these terms are not defined within Canadian pension legislation. In the United States, plans funded less than 65% are in the red zone, plans funded at least 65%, but less than 80%, are in the yellow zone, and plans funded at least 80% are in the green zone. The requirement for FIP or RP plans in the United States is based on the funding level or zone status of the applicable plan.

(2)

Our 2018 contributions as a percentage of total plan contributions were not available for any of our plans. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective bargaining agreement.

(3)	The expiration dates of our labor agreements associated with the plans noted as “Various” above vary based upon the duration of the applicable projects.
(4)	Our remaining contributions in 2018 to various U.S. and Canadian plans were individually immaterial.

We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. In 2018, we made contributions to our multi-employer plans of $11 million for these additional benefits.

NOTE 16—FAIR VALUE MEASUREMENTS

Fair value of financial instruments

Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is available and significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

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

The following table presents the fair value of our financial instruments as of December 31, 2018 and 2017 that are (1) measured and reported at fair value in the Financial Statements on a recurring basis and (2) not measured at fair value on a recurring basis in the Financial Statements:

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(39)	$(39)	$-	$(39)	$-
Not measured at fair value on recurring basis
Debt and capital lease obligations (2)	(3,633)	(3,287)	-	(3,197)	(90)

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$2	$2	$-	$2	$-
Not measured at fair value on recurring basis
Debt and capital lease obligations (2)	(542)	(558)	-	(516)	(42)
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

Fair value of non-financial instruments

We evaluate the vessels in our fleet for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In such evaluations, the estimated future undiscounted cash flows generated by asset are compared with the carrying value to determine if a write-down may be required. If the undiscounted cash flow test is failed, we estimate the fair value of the asset and compare such estimated fair value to the carrying value of the asset to determine if there has been an impairment. The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs.

During the fourth quarter of 2018, indicators of impairment were present for two of our vessels, the Emerald Sea and the Thebaud Sea, and were primarily related to lower levels of planned future utilization. We determined the aggregate carrying value of these vessels ($77 million) was in excess of the estimated fair value ($19 million) and recorded a $58 million non-cash impairment. We determined the estimated fair value using a discounted cash flow method.

In 2016, we impaired the following assets:

•

Intermac 600, a launch cargo barge, given the lack of opportunities for that vessel. We wrote off the deferred drydock costs associated with the vessel and recognized a non-cash impairment charge of $11 million.

•

A group of certain underutilized marine assets that would not be used in a manner consistent with management’s original intent. We recognized a $12 million non-cash impairment charge, representing a difference between the $22 million aggregate carrying value and the $10 million estimated fair value of those assets.

•

Agile vessel upon termination of its then current charter in May 2016, given the lack of opportunities for that vessel. We recognized a non-cash impairment charge of $32 million, which represented the vessel’s carrying value.

Impairment charges for 2018 and 2016 were recorded in our Corporate segment.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives—The notional value of our outstanding foreign exchange rate derivative contracts totaled $790 million as of December 31, 2018, with maturities extending through August 2022. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of December 31, 2018, the fair value of these contracts was in a net liability position totaling approximately $9 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of December 31, 2018, we deferred approximately $9 million of net losses in AOCI in connection with foreign exchange rate derivatives designated as cash flow hedges, and we expect to reclassify approximately $3 million of deferred losses out of AOCI by December 31, 2019, as hedged items are recognized in earnings.

Interest Rate Derivatives—On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through December 31, 2018. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense. As of December 31, 2018, the fair value of the swap arrangement was in a net liability position totaling approximately $31 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of December 31, 2018, in connection with the interest rate swap arrangement, we deferred approximately $31 million of net losses in AOCI, and we expect to reclassify approximately $3 million of deferred losses out of AOCI by December 31, 2019, as the hedged items are recognized in earnings.

The following table presents the total fair value of the derivatives by underlying risk and balance sheet classification:

	December 31, 2018		December 31, 2017
	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges
	(In millions)
Other current assets	$3	$3	$2	$-
Other non-current assets	-	-	-	-
Total derivatives asset	$3	$3	$2	$-

Accrued liabilities	$10	$3	$1	$-
Other non-current liabilities	32	-	-	-
Total derivatives liability	$42	$3	$1	$-

The following table presents the total value, by underlying risk, recognized in other comprehensive income and reclassified from AOCI to Cost of operations (foreign currency derivatives) and Interest expense, net (interest rate derivatives) in the Statements of Operations for the years ended December 31, 2018, 2017 and 2016, in connection with derivatives designated as cash flow hedges:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Foreign currency hedges
Amount of gain (loss) recognized in other comprehensive income (loss)	$(14)	$16	$4
Loss (gain) reclassified from AOCI to Cost of operations	7	5	35
Ineffective portion and amount excluded from effectiveness testing: gain (loss) recognized in Other non-operating income (expense)	(2)	(1)	(1)
Interest rate hedges
Amount of gain (loss) recognized in other comprehensive income (loss)	$(32)	-	-
Loss (gain) reclassified from AOCI to interest expense, net	1	-	-
Ineffective portion and amount excluded from effectiveness testing: gain (loss) recognized in Other non-operating income (expense)	-	-	-

The following table presents the total value of gain (loss) recognized in Other non-operating income (expense), net, in our Statements of Operations in connection with derivatives not designated as cash flow hedges:

	Year ended December 31,
	2018	2017	2016
	(In millions)
Foreign currency hedges	$(14)	$-	$-

NOTE 18—INCOME TAXES

McDermott International, Inc. is a Panamanian corporation that earns all of its income outside of Panama and, as a result, is not subject to income tax in Panama. During 2018, McDermott changed its tax residency to the U.K. subsequent to the Combination. We operate in various taxing jurisdictions around the world.  Each of these jurisdictions has a regime of taxation that varies, not only with respect to nominal rate, but also with respect to the basis on which these rates are applied.  These variations, aligned with the changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

The components of our provision for income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Other than U.S.:
Current	$82	$62	$44
Deferred	22	7	(2)
Total provision for income taxes	$104	$69	$42

The geographic sources of income before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
U.S.	$(2,450)	$123	$(125)
Other than U.S.	(121)	126	207
(Loss) income before provision for income taxes	$(2,571)	$249	$82

The following is a reconciliation of the U.K. statutory federal tax for 2018 and Panama statutory federal tax rate for 2017 and 2016 to the consolidated effective tax rates:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate (U.K. 2018; Panama 2017 and 2016)	19%	25%	25%
Goodwill impairment	(14%)	-	-
Non-Panama operations	-	16%	(14%)
Change in valuation allowance for deferred tax assets - the U.S.	(7%)	(18%)	49%
Change in valuation allowance for deferred tax assets - Others	(3%)	3%	(25%)
Audit settlements and reserves	-	1%	14%
Other (primarily tax on unremitted earnings)	1%	1%	2%
Effective tax rate	(4%)	28%	51%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets:
Net operating loss carryforward and other credits	$294	$209
State net operating loss carryforward and other credits	248	20
Non-U.S. net operating losses	189	-
Accounts receivable basis difference	161	-
Partnership investments	153	-
Depreciation and amortization	64	-
Disallowed interest	51	-
Pension liability	49	7
Accrued liabilities for incentive compensation	32	16
Contract Revenue & Cost/Long-term contracts	17
Insurance and legal reserves	17
Other	32	2
Total deferred tax assets	1,307	254
Valuation allowance for deferred tax assets	(1,307)	(200)
Deferred tax assets	$-	$54

Deferred tax liabilities:
Investments in foreign subsidiaries	33	22
Depreciation and amortization	7	26
Long-term contracts	-	14
Other	7	2
Total deferred tax liabilities	47	64

Net deferred tax liabilities	$(47)	$(10)

Deferred tax assets and liabilities are recorded net by tax jurisdiction in the accompanying Consolidated Balance Sheets. Deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets	$-	$18

Deferred tax liabilities	47	28

Net deferred tax liabilities	$(47)	$(10)

Tax Reform Act

The U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and established new taxes on certain foreign sourced earnings. At December 31, 2017, we made a provisional estimate of the effects of the Act on our existing deferred tax balances and the effects of the one-time transition tax.  We completed our analysis of the effects of the Act during 2018 and have determined that any change from the provisional calculation at year end December 31, 2017 is nominal.

Valuation Allowance

At December 31, 2018, we had a VA of approximately $1.3  billion for DTAs that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. After completion of the Combination in 2018, we incurred losses primarily resulting from goodwill impairment (See Note 9, Goodwill and Other Intangible Assets) and project charges (see Note 4, Revenue Recognition). As a result of such losses, we have a cumulative consolidated loss for the three years ended December 31, 2018.  Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing the U.S. DTAs, and giving consideration to all such evidence, we believe we are precluded from using projections of future book income to support our DTAs because we believe the negative evidence outweighs the positive and have concluded that it is not more likely than not that we would utilize our DTAs as of December 31, 2018.

Changes in the VA for deferred tax assets were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balance at beginning of period	$200	$335	$336
Addition due to the Combination	836	-	-
Charged to costs and expenses	250	(32)	15
Charged to other accounts	21	(103)	(16)
Balance at end of period	$1,307	$200	$335

Other

Our net operating loss DTAs, valuation allowance and expiration dates for Non-U.S., U.S. and State DTAs were as follows:

	Net operating loss DTAs	Valuation allowance	Expiration
	(In millions)
Non-U.S.	$189	$(189)	2019- 2021
U.S.	211	(211)	2030- 2037
State	243	(243)	2019- 2038

At December 31, 2018, we did not provide deferred income taxes for temporary differences of our subsidiaries which are indefinitely reinvested.  The reversal of those temporary differences could result in additional tax; however, at this time it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities largely due to the changing composition of the EU.  Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

We operate under a tax holiday in Malaysia, effective through December 31, 2020, which may be extended for an additional five years if we satisfy certain requirements. The Malaysian tax holiday reduced our foreign income tax expense by $17.5 million and $7 million in 2018 and 2017, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.12 for 2018.

We conduct business globally and, as a result, we or our various affiliated entities file income tax returns in a number of jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Malaysia, Australia, Indonesia, Singapore, Saudi Arabia, Kuwait, India, Qatar, Brunei, the U.K., Canada and the United States. With few exceptions, we are no longer subject to tax examinations for years prior to 2011.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Balance at beginning of period	$39	$41	$36
Changes due to the Combination	14	-	-
Changes due to exchange rate fluctuations	(1)	1	-
Increases based on tax positions taken in the current year	2	1	2
Increases based on tax positions taken in prior years	9	4	8
Decreases based on tax positions taken in prior years	(5)	(2)	(5)
Decreases due to settlements	-	(6)	-
Balance at end of period	$58	$39	$41

Approximately $49 million of the balance of unrecognized tax benefits at December 31, 2018 would, absent any VAs, reduce tax expense if recognized.  We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2018, 2017 and 2016, we had recorded liabilities of approximately $20 million, $24 million and $20 million, respectively, for the payment of tax-related interest and penalties.

NOTE 19—EQUITY-BASED COMPENSATION

General— Under our McDermott International, Inc. 2016 Long-Term Incentive Plan, we can award stock-based compensation to members of our Board of Directors, employees and consultants in a number of forms, including incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”), and performance shares or units. In addition, under the Chicago Bridge & Iron 2008 Long-Term Incentive Plan and The Shaw Group Inc. 2008 Omnibus Incentive Plan (the “Shaw Plan”), we can award similar forms of stock-based compensation, as well as stock appreciation rights under the Shaw Plan. As of December 31, 2018, there were 5 million shares remaining available for future awards under these equity-based compensation plans.

Our plans are administered by the Compensation Committee of our Board of Directors, which selects those employees eligible to receive awards and determines the number of shares or stock options subject to each award, as well as the terms, conditions, performance measures and other provisions of the award.

Combination―As of the Combination Date, unvested and unexercised stock-settled equity-based awards (which included approximately 2.1 million RSUs and stock options and stock appreciation rights with respect to 0.1 million shares) relating to shares of CB&I’s common stock were cancelled and converted into comparable McDermott stock-settled awards with generally the same terms and conditions as those prior to the Combination Date. The restricted stock units generally vest over a period ranging from three to four years from the original grant date.

Equity-Based Compensation Expense―Equity instruments are measured at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards. Compensation expense is based on awards we expect to ultimately vest. We recognize forfeitures as they occur, rather than estimating expected forfeitures.

Total compensation expense recognized is as follows:

	2018 (1)	2017	2016
	(In millions)
RSUs	$44	$15	$16
Liability awards	8	8	7
Total	$52	$23	$23

(1)

Compensation expense in 2018 included $26 million recorded within SG&A (including $12 million associated with the Combination) and $26 million recorded within Restructuring costs in our Consolidated Statements of Operations, as a result of accelerated vesting for employees who were terminated as a result of the Combination.

The components of the total gross unrecognized estimated compensation expense for equity awards and their expected remaining weighted-average periods for expense recognition are as follows:

	Amount (In millions)	Weighted-Average Period (years)
Restricted stock and RSUs (1)	$27	1.7

(1)	Excludes liability awards.

Stock Options

There were no stock options granted in 2018, 2017 or 2016. CB&I’s stock options that were cancelled and converted in connection with the Combination were not material.

Stock options exercised during 2018 were not material, and there were no stock options exercised during 2017 or 2016.

As of December 31, 2018, we had outstanding stock options to purchase 0.5 million shares with a weighted-average exercise price per share of approximately $37. All outstanding stock options vested prior to December 31, 2018.

Had all option holders exercised their options on December 31, 2018, the aggregate intrinsic value of the options would have been negative, as their exercise price was higher than closing price of our common stock on December 31, 2018.

Restricted Stock Units (“RSUs”)

RSUs and changes during 2018 were as follows (share data in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2017	2	$14.27
Granted (1)	3	20.36
Vested	(2)	16.55
Outstanding as of December 31, 2018	3	$19.39

(1)

Includes 2 million of RSUs relating to shares of CB&I’s common stock that were cancelled and converted in connection with the Combination at a weighted-average grant-date fair value per share of $19.92.

There were no tax benefits realized related to RSUs and RSAs that lapsed or vested during 2018, 2017 and 2016.

Liability awards

Performance units granted in 2016 and 2017 (which have since been converted to RSUs) and the performance units granted in 2018 totaling 0.4 million, 0.2 million and 0.4 million shares, respectively, are classified as liability awards. These awards are valued at the market price of the underlying stock on the date of payment. Compensation cost for liability awards is re-measured at the end of each reporting period and is recognized as an expense over the applicable service period.

In March 2018, we settled in cash 0.5 million performance units, which were granted in March 2015.

As of December 31, 2018, the unrecognized compensation cost related to liability awards was $3 million, calculated based on the December 31, 2018 fair value of these awards, and is expected to be recognized over a weighted average period of two years.

NOTE 20—STOCKHOLDERS’ EQUITY

Shares Outstanding and Treasury Shares―The changes in the number of shares outstanding and treasury shares held by us are as follows (in millions):

	Year ended December 31,
	2018	2017
Shares outstanding
Beginning balance	95	80
Common stock issued	2	15
Shares issued in the Combination (Note 3, Business Combination)	85	-
Purchase of common stock	(1)	-
Ending balance	181	95

Shares held as Treasury shares
Beginning balance	3	3
Purchase of common stock	1	-
Retirement of common stock	(1)	-
Ending balance	3	3

Ordinary shares issued at the end of the period	183	98

Combination—As discussed in Note 3, Business Combination, we issued 84.5 million shares of McDermott common stock to the former CB&I shareholders. Additionally, effective as of the Combination Date, unvested and unexercised stock-settled equity-based awards (which included 2.1 million of CB&I restricted stock units and stock options to purchase 0.1 million shares of CB&I’s common stock) were canceled and converted into comparable McDermott stock-settled awards with generally the same terms and conditions as those prior to the Combination Date. The restricted stock units generally vest over a period ranging from three to four years from the original grant date.

Accumulated Other Comprehensive (Loss) Income―The components of AOCI included in stockholders’ equity are as follows:

	December 31,
	2018	2017
	(In millions)
Foreign currency translation adjustments ("CTA")	$(73)	$(49)
Net unrealized loss on derivative financial instruments	(40)	(2)
Defined benefit pension and other postretirement plans	6
Accumulated other comprehensive loss	$(107)	$(51)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (1)	Defined benefit pension and other postretirement plans	TOTAL
	(In millions)
January 1, 2017	$(42)	$(25)	$-	$(67)
Other comprehensive income before reclassification	(1)	16	-	15
Acquisition of NCI	-	2	-	2
Amounts reclassified from AOCI (2)	(6)	5	-	(1)
Net current period other comprehensive income	(7)	23	-	16
December 31, 2017	$(49)	$(2)	$-	$(51)
Other comprehensive income before reclassification	(24)	(46)	6	(64)
Amounts reclassified from AOCI (2)	-	8	-	8
Net current period other comprehensive income	(24)	(38)	6	(56)
December 31, 2018	$(73)	$(40)	$6	$(107)

(1)	Refer to Note 17, Derivative Financial Instruments, for additional details.
(2)	Amounts are net of tax, which was not material in 2018 and 2017.

Noncontrolling Interest

NO105―In December 2010, J. Ray McDermott (Norway), AS ( “JRM”), one of our indirectly wholly owned subsidiaries, and Oceanteam ASA entered into an Equity Owner’s Agreement (as amended to date, the “Equity Agreement”), under which JRM acquired 75% interest in NO 105 AS, the vessel-owning company. Under the Equity Agreement, JRM was given an option to purchase Oceanteam ASA’s 25% ownership interest in the second quarter of 2017.

In the second quarter of 2017, JRM exercised its option under the Equity Agreement and purchased Oceanteam’s 25% interest in the vessel-owning company for approximately $11 million in cash. As part of that transaction, JRM also assumed the right to a $5 million note payable from NO 105 AS to Oceanteam (which had been issued in connection with a dividend declared by NO 105 AS in 2016). In connection with this acquisition, we recorded a $9 million decrease in Noncontrolling interest and a $5 million decrease in note payable to Oceanteam, and we recognized a $2 million gain in Capital-in-excess of par value in our Consolidated Financial Statements.

Berlian McDermott Sdn. Bhd―In 2013, we entered into certain joint ventures with TH Heavy Engineering Berhad (“THHE”), whereby we acquired a 30% interest in THHE Fabricators Sdn. Bhd. (“THF”), a subsidiary of THHE, and THHE acquired a 30% interest in our Malaysian subsidiary, Berlian McDermott Sdn. Bhd (“BMD”). In the third quarter of 2016, we reacquired the 30% noncontrolling interest in BMD from THHE in exchange for our 30% equity interest in THF. We determined the fair value of the asset surrendered to be $17 million. In connection with the acquisition of the BMD noncontrolling interest, we recorded an $18 million decrease in Noncontrolling interest, and, in connection with the exchange of our investment in THF, we recorded a $12 million decrease in Investments in unconsolidated affiliates and a $5 million gain in Other income (expense), net, in our Consolidated Financial Statements.

NOTE 21—REDEEMABLE PREFERRED STOCK

On November 29, 2018 (the “Closing Date”), we completed a private placement of (1) 300,000 shares of 12% Redeemable Preferred Stock, par value $1.00 per share (the “Redeemable Preferred Stock”), and (2) Series A warrants (the “Warrants”) to purchase approximately 6.8 million shares of our common stock, with an initial exercise price per share of $0.01, for aggregate proceeds of $289.5 million, before payment of approximately $18 million of directly related issuance costs.

Redeemable Preferred Stock—The Redeemable Preferred Stock will initially have an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock will be entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum. Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period.

The Redeemable Preferred Stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by us.

The Redeemable Preferred Stock will have a liquidation preference equal to the then applicable Minimum Return (the “Liquidation Preference”) plus accrued and unpaid dividends. The Liquidation Preference will initially be equal to $1,200.00 per share. The “Minimum Return” is equal to a multiple of invested capital (“MOIC”) (as defined in the Certificate of Designation) as follows, exclusive of cash dividends previously paid:

•	prior to January 1, 2020, a MOIC multiple of 1.2;
•	on or after January 1, 2020 but prior to January 1, 2022, a MOIC multiple of 1.25;
•	on or after January 1, 2022 but prior to January 1, 2023, a MOIC multiple of 1.20;
•	on or after January 1, 2023 but prior to January 1, 2025, a MOIC multiple of 1.15; and
•	on or after January 1, 2025, a MOIC multiple of 1.20.

We may redeem the Redeemable Preferred Stock at any time for an amount per share of Redeemable Preferred Stock equal to the Liquidation Preference of each such share plus all accrued dividends on such share (such amount per share, the “Redemption Consideration”).

At any time after the seventh anniversary of the Closing Date, each holder may elect to have us fully redeem such holder’s then outstanding Redeemable Preferred Stock in cash, to the extent we have funds legally available for payment of dividends, at a redemption price per share equal to the Redemption Consideration for each share.

Upon a change of control (as defined in the Certificate of Designation), if we have not previously redeemed the Redeemable Preferred Stock and the holders of a majority of the then-outstanding Redeemable Preferred Stock do not agree with us to an alternative treatment, then in connection with such change of control, each holder may elect either: (1) to cause us to redeem all, but not less than all, of its outstanding Redeemable Preferred Stock at a redemption price per share equal to the Redemption Consideration, which would be payable in full in cash or, if any of the Senior Notes are then outstanding, payable partially in cash in an amount equal to 101% of the Share Purchase Price (as defined in the Certificate of Designation) (or such lower amount as may be required under the Senior Notes Indenture) and the remainder in shares of our common stock based on a per share price equal to 96% of the volume-weighted average price of our common stock on the New York Stock Exchange during the 10 trading days prior to the announcement of such change of control; (2) to receive a substantially equivalent security to the Redeemable Preferred Stock in the surviving entity of the change of control; or (3) to continue to hold the Redeemable Preferred Stock if we are the surviving entity in the change of control. However, any such redemption in cash will be tolled until a date that will not result in the Redeemable Preferred Stock being characterized as “disqualified stock,” “disqualified equity interest” or a similar concept under our debt instruments.

As of December 31, 2018, our Redeemable Preferred Stock balance was $230 million. The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the Warrants described below (separately included within Capital in excess of par value in our Consolidated Balance Sheet). The fair value measurement of the Redeemable Preferred Stock was based on inputs that are not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. During 2018 we recorded accretion of approximately $1 million with respect to the Redeemable Preferred Stock.

Warrants—The Warrants are exercisable at any time after the earlier of (1) any change of control or the commencement of proceedings for the voluntary or involuntary dissolution, liquidation or winding up of us and (2) the first anniversary of the Closing Date, and from time to time, in whole or in part, until the tenth anniversary of the Closing Date. The fair value measurement of the Warrants is based on the market-observable fair value of our common stock and thus represents a level 1 input.

The exercise price and the number of shares of common stock for which a Warrant is exercisable are subject to adjustment from time to time upon the occurrence of certain events including: (1) payment of a dividend or distribution to holders of shares of our common stock payable in common stock, (2) the distribution of any rights, options or warrants to all holders of our common stock entitling them for a period of not more than 60 days to purchase shares of common stock at a price per share less than the fair market value per share, (3) a subdivision, combination, or reclassification of our common stock, (4) a distribution to all holders of our common stock of cash, any shares of our capital stock (other than our common stock), evidences of indebtedness or other assets of ours, and (5) any dividend of shares of a subsidiary of ours in a spin-off transaction.

NOTE 22—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Year ended December 31,
	2018 (1)	2017 (2)	2016 (2)
	(In millions, except per share amounts)
Net (loss) income attributable to McDermott	$(2,687)	$179	$34
Dividends on redeemable preferred stock	(3)	-	-
Accretion of redeemable preferred stock	(1)	-	-
Net (loss) income attributable to common stockholders	$(2,691)	$179	$34

Weighted average common stock (basic)	150	91	80
Effect of dilutive securities:
Restricted stock and tangible equity units	-	4	15
Warrants and preferred stock	-	-	-
Potential dilutive common stock	150	95	95

Net (loss) income per share attributable to common stockholders
Basic:	$(17.94)	$1.97	$0.43
Diluted:	$(17.94)	$1.88	$0.36
(1)	The effects of restricted stock, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for 2018 due to the net loss for the period.
(2)

Approximately 0.5 million and 0.7 million shares underlying outstanding stock-based awards in 2017 and 2016 were excluded from the computation of diluted earnings per share during those periods because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive in each of those years.

NOTE 23—COMMITMENTS AND CONTINGENCIES

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

Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) entitled Refineria de Cartagena S.A. v. Chicago Bridge & Iron Company N.V., et al which was commenced on March 8, 2016 in connection with a large, cost reimbursable refinery construction project in Colombia completed by CB&I in 2015. Refineria de Cartagena, the customer on the project, is alleging that we are responsible for certain cost overruns, delays and consequential damages on the project. The customer is claiming total damages in excess of $4.5 billion. We have asserted a counterclaim against the customer for approximately $250 million. The parties are currently preparing witness statements, expert reports and other filings that are scheduled to be submitted to the tribunal in February 2019, though the parties are currently seeking an extension to that date. While the arbitration hearings were scheduled to being in April 2019, it is now expected that the hearings will not take place until the first or second quarter of 2020. The venue for the arbitration hearings is New York, New York. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves for this matter were not significant as of December 31, 2018. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.

In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) entitled CBI Constructors Pty & Kentz Pty Ltd and Chevron Australia Pty Ltd., which was commenced on or about May 17, 2017, with the customer for one of CB&I’s previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to reimbursable billings. We and our joint venture counterparty have asserted claims against the customer of approximately $114 million and the customer has asserted that it has overpaid the joint venture by $292 million, less the amounts owed to the joint venture. The matter has been bifurcated, with hearings on entitlement held in November 2018 and hearings on the amount of damages scheduled for September 2019. In December 2018, the tribunal issued an interim award on entitlement, finding that the joint venture was not overpaid for its craft labor but that certain overpayments were made to the joint venture for its staff. Accordingly, as of December 31, 2018, we have established a reserve of approximately $55 million in the acquired balance sheet from the Combination, which equates to $85 million at the joint venture level.

Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to Westinghouse Electric Company LLC (“WEC”). In connection with the transaction, a post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC to account for any difference between target working capital and actual working capital as finally determined pursuant to the terms of the purchase agreement. On April 28, 2016, WEC delivered to us a purported closing statement that estimated closing working capital was negative $976.5 million, which was $2.1 billion less than the target working capital amount. In contrast, we calculated closing working capital to be $1.6 billion, which was $427.8 million greater than the target working capital amount. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims, and we requested an injunction barring WEC from bringing such claims. On December 2, 2016, the Court of Chancery granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process set forth in the purchase agreement, which includes the use of an independent auditor to resolve the working capital dispute. We appealed that ruling to the Delaware Supreme Court. Due to WEC’s bankruptcy filing on March 29, 2017, all claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties’ request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. Oral argument before the Delaware Supreme Court was held on May 3, 2017, and on June 27, 2017, the Delaware Supreme Court overturned the decision of the Court of Chancery and instructed the Court of Chancery to issue an order enjoining WEC from submitting certain claims to the independent auditor. The parties have discussed those matters still subject to the dispute resolution process and the selection of a new independent auditor to replace the previous auditor, who had resigned. We do not believe a risk of material loss is probable related to this matter, and, accordingly, no amounts have been accrued as of December 31, 2018. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We believe the Delaware Supreme Court ruling significantly improved our position on this matter and intend to continue pursuing our rights under the purchase agreement.

Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos at various locations. We review and defend each case on its own merits and make accruals based on the probability of loss and best estimates of potential loss. We do not believe any unresolved asserted claim will have a material adverse effect on our future results of operations, financial position or cash flow. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of loss or estimate future losses. We do not believe a risk of material loss is probable related to these matters, and, accordingly, our reserves were not significant as of December 31, 2018. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements and other sources, we are unable to quantify the amount that we may recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

Mercury Litigation—Certain of our subsidiaries are co-defendants in a group of consolidated “toxic exposure” claims, involving 54 plaintiffs who allege that they were exposed to mercury while working in a chlorine manufacturing facility located in Muscle Shoals, Alabama. The matter was commenced on December 14, 2011 and is captioned Aretha Abernathy, et al. v. Occidental Chemical Corp., et al., CV 11-900266, Circuit Court of Colbert County, Alabama. The plaintiffs consist of former employees of subsidiaries of CB&I, as well as other defendants.  No trial date has been set.  We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves were not significant as of December 31, 2018. While it is possible that a loss may be incurred (absent insurance coverage), we are unable at this time, to estimate the range of potential loss, if any. Further, we believe we are entitled to coverage under various insurance policies, though certain carriers have issued letters reserving their rights to contest their obligations to indemnify us.  Discussions between us and the carriers continue over coverage for these matters.

In addition, under the terms of certain insurance policies, additional deductible amounts may be due upon a resolution of these matters, either by settlement or judgment.  We do not believe a risk of material loss is probable for additional deductible amounts due upon resolution of these matters, and accordingly, our reserves for this matter were not significant as of December 31, 2018.

Labor Litigation—A former employee of one of our subsidiaries commenced a class action lawsuit under the Fair Labor Standards ACT (“FLSA”) entitled Cantrell v. Lutech Resources, Inc., (S.D. Texas 2017) Case No. 4:17-CV-2679 on or about September 5, 2017, alleging that he and his fellow class members were not paid one and one half times their normal hourly wage rates for hours worked that exceeded 40 hours in a work week.  Our subsidiary has yet to answer the allegations in the complaint, as agreed by the parties, in order to allow mediation to take place. The first mediation session commenced in October 2018 and is ongoing. We do not believe a risk of material loss is probable related to this matter, and, accordingly, our reserves for this matter were not significant as of December 31, 2018. While it is possible that a loss may be incurred, we are unable at this time, to estimate the range of potential loss, if any.

Pre-Combination CB&I Securities Litigations—On March 2, 2017, a complaint was filed in the United States District Court for the Southern District of New York seeking class action status on behalf of purchasers of CB&I common stock and alleging damages on their behalf arising from alleged false and misleading statements made during the class period from October 30, 2013 to June 23, 2015. The case is captioned: In re Chicago Bridge & Iron Company N.V. Securities Litigation, No. 1:17-cv-01580-LGS (the “Securities Litigation”). The defendants in the case are: CB&I; a former chief executive officer of CB&I; a former chief financial officer of CB&I; and a former controller and chief accounting officer of CB&I. On June 14, 2017, the court named ALSAR Partnership Ltd. as lead plaintiff.  On August 14, 2017, a consolidated amended complaint was filed alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, arising out of alleged misrepresentations about CB&I’s accounting for the acquisition of The Shaw Group, CB&I’s accounting with respect to the two nuclear projects being constructed by The Shaw Group, and CB&I’s financial reporting and public statements with respect to those two projects.  On May 24, 2018, the court denied defendants’ motion to dismiss and the parties are currently engaged in the discovery process.  We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of December 31, 2018. We believe the claims are without merit and intend to defend against them vigorously.

On October 26, 2018, two actions were filed by individual plaintiffs based on allegations similar to those alleged in the Securities Litigation. Both actions were filed in the United States District Court for the Southern District of New York and are captioned Gotham Diversified Neutral Master Fund, LP, et al. v. Chicago Bridge & Iron Company N.V. et al., Case No. 1:18-cv-09927 and Appaloosa Investment L.P., et al., v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:18-cv-09928. Besides CB&I, the other defendants are the same individual defendants as in the Securities Litigation described above. Plaintiffs assert causes of action based on alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 thereunder, along with common law causes of action. On January 25, 2019, the defendants filed partial motions to dismiss the causes of actions asserted under Section 18 of the Exchange Act, which are currently pending. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of December 31, 2018. We believe the claims are without merit and intend to defend against them vigorously.

On or about November 2, 2017, a complaint was filed in the District Court of Montgomery County, Texas by Daniel Cohen and associated individuals and corporations, alleging causes of action under both common and state law for alleged false and misleading statements related to CB&I’s acquisition of The Shaw Group in 2013, particularly with regard to two nuclear projects being constructed by Shaw in South Carolina and Georgia. The case is captioned Daniel Cohen, et al. v. Chicago Bridge & Iron Company, N.V., et al., No. 17-10-12820.  The other defendants are the same individual defendants as in the Securities Litigation described above.  The plaintiffs alleged that the individual defendants made, or had authority over the content and method of communicating information to the public, including the alleged misstatements and omissions detailed in the complaint, resulting in a financial loss on shares of stock purchased by the plaintiffs. Discovery in this matter is proceeding. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of December 31, 2018. We believe the claims are without merit and intend to defend against them vigorously.

Trade Secrets Dispute—We are in litigation in a matter entitled TechnipFMC plc v. Mukherjee, et al., Cause No. 2018-53084, 164th Judicial District, Harris County, Texas, which was commenced on August 9, 2018. The plaintiff alleges that one of our executive officers misappropriated certain confidential information and trade secrets when he left the plaintiff’s employ for employment with McDermott.  The plaintiff also asserts claims for lost profits or, in the alternative, the disgorgement of profits that we may earn under certain contracts which the plaintiff claims would not have been awarded to us but for the use of such confidential information and trade secrets, along with other damages.  The court issued an order prohibiting the use of any such information in our possession or the possession of the executive officer, requiring the return of all such documents to the plaintiff and requiring compliance with other terms of the order.  McDermott and its executive officer fully complied.  The trial of this matter is currently scheduled for April 1, 2019 in Houston, Texas.  We do not believe a risk of material loss is probable related to this matter. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of December 31, 2018.

Post-Combination McDermott Securities Litigation—On November 15, 2018, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of McDermott common stock and alleging damages on their behalf arising from allegedly false and misleading statements made during the class period from January 24, 2018 to October 30, 2018.  The case is captioned: Edwards v. McDermott International, Inc., et al., No. 4:18-cv-04330.  The defendants in the case are: McDermott; David Dickson, our president and chief executive officer; and Stuart Spence, our chief financial officer.  The plaintiff has alleged that the defendants made material misrepresentations and omissions about the integration of the CB&I business, certain CB&I projects and their fair values, and our business, prospects and operations.  The plaintiff asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.  On January 14, 2019, a related action was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of all shareholders of McDermott common stock as of April 4, 2018 who had the right to vote on the CB&I merger. Before being consolidated with the Edwards action, the case was pending in the same court as the Edwards action and captioned: The Public Employees Retirement System of Mississippi v. McDermott International, Inc., et al., No. 4:19-cv-00135. The plaintiff has alleged the defendants made material misrepresentations and omissions in the proxy statement we used in connection with the Combination.  The plaintiff asserted claims under Section 14(a) and 20(a) of the Exchange Act. This action was filed shortly before the statutory deadline to apply to be the lead plaintiff for the claims asserted in the Edwards action.  We filed a motion to consolidate the two actions, and the court granted that motion on February 22, 2019. The court has not yet appointed a lead plaintiff for either set of claims. We expect to file a motion to dismiss all of the claims. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of December 31, 2018.  We believe the claims are without merit and we intend to defend against them vigorously.

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental matters or for the investigation or remediation of environmental conditions during the remainder of 2018 or 2019. As of December 31, 2018, we had no environmental reserve recorded.

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

AROs would be recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred. As of December 31, 2018, we had no AROs recorded.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2018, we determined that we had approximately $300 million of potential liquidated damages exposure, based on performance under contracts to date, and included $183 million as a reduction in transaction prices related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for the liquidated damages where we have not made a reduction in transaction prices. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018 are as follows (in millions):

Fiscal Year Ending December 31,	Amount
2019	$72
2020	58
2021	57
2022	52
2023	45
Thereafter	353

Total rental expense in 2018, 2017 and 2016 was $76 million, $45 million and $36 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 24—SEGMENT REPORTING

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

Intersegment sales are recorded at prices we generally establish by reference to similar transactions with unaffiliated customers and were not material during 2018, 2017 and 2016 and are eliminated upon consolidation.

Operating Information by Segment

	Year ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
NCSA	$3,928	$246	$283
EARC	271	19	112
MENA	1,704	2,120	1,241
APAC	411	600	1,000
Technology	391	-	-
Total revenues	$6,705	$2,985	$2,636

Operating (loss) income:
Segment operating income:
NCSA	$(1,537)	$(4)	$63
EARC	(74)	(13)	(13)
MENA	328	451	209
APAC	56	93	100
Technology	(519)	-	-
Total segment operating income	(1,746)	527	359
Corporate (1)	(510)	(220)	(221)
Total operating income	$(2,256)	$307	$138

Goodwill impairment (2):
NCSA	$1,484	$-	$-
EARC	40	-	-
APAC	52	-	-
Technology	592	-	-
Total goodwill impairment	$2,168	$-	$-

Depreciation and amortization:
NCSA	$59	$26	$37
EARC	13	-	-
MENA	51	31	26
APAC	19	36	31
Technology	92	-	-
Corporate	45	8	9
Total depreciation and amortization	$279	$101	$103

Capital expenditures (3):
NCSA	$5	$23	$17
MENA	19	31	18
APAC	12	9	190
Corporate (4)	50	56	3
Total Capital expenditures	$86	$119	$228

Income (loss) from investments in unconsolidated affiliates:
NCSA	$-	$(1)	$(1)
EARC	(5)	(4)	(3)
MENA	5	-	-
APAC	(8)	(7)	4
Technology	27	-	-
Corporate	(6)	-	-
Total income (loss) from investments in unconsolidated affiliates:	$13	$(12)	$-

	December 31,
	2018	2017
	(In millions)
Segment assets:
NCSA	$3,257	$917
EARC	1,169	3
MENA	1,472	1,022
APAC	1,147	887
Technology	2,752	-
Corporate (5)	(357)	394
Total assets	$9,440	$3,223

Investments in unconsolidated affiliates (6):
EARC	$2	$1
MENA	60	-
APAC	-	7
Technology	385	-
Corporate	5	-
Total investments in unconsolidated affiliates	$452	$8
(1)	Corporate operating results include:

2018

•	$48 million in transaction costs associated with the Combination, see Note 3, Business Combination;
•	$134 million in restructuring and integration costs, see Note 12, Restructuring and Integrations Costs;
•	$58 million of vessel related impairment charges, see Note 16, Fair Value Measurements; and
•	$25 million of expense associated with the need to make alternate arrangements for a third-party vessel charter, because the previously designated vessel was withdrawn from the market.

2017

•	$4 million gain on sale of assets; and
•	$9 million in transaction costs associated with the Combination, see Note 3, Business Combination.

2016

•	$55 million of impairment charges, see Note 16, Fair Value Measurements; and
•	$11 million of restructuring expenses, see Note 12, Restructuring and Integration Costs.
(2)

Represents impairment of goodwill associated with our NCSA, EARC, APAC and Technology reporting units, resulting from our impairment assessment during the fourth quarter of 2018. See Note 9, Goodwill and Other Intangible Assets, for further discussion. The goodwill impairment values are included within the applicable operating group’s Operating loss.

(3)

Capital expenditures reported represent cash purchases. At December 31, 2018, 2017 and 2016, we had approximately $26 million, $8 million and $8 million, respectively, of accrued and unpaid capital expenditures reported in PP&E and accrued liabilities.

(4)

Corporate capital expenditures in 2018 include upgrades to the Amazon. Corporate capital expenditures in 2017 include the purchase of the Amazon, a pipelay and construction vessel described in Note 14, Lease Obligations. Following the purchase, we sold this vessel to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement.

(5)	Corporate assets at December 31, 2018 include negative cash balances associated with our international cash pooling program.
(6)	The Consolidated Balance Sheets as of December 31, 2018 and 2017 include approximately $15 million and $7 million of accounts receivable, respectively, from our unconsolidated affiliates.

Significant Customer Information

Our significant customers by segments during 2018, 2017 and 2016 were as follows:

	% of
	Consolidated	Reportable
	Revenues	Segment
Year Ended December 31, 2018:
Saudi Aramco	19%	MENA
Sempra Energy	10%	NCSA
Year Ended December 31, 2017:
Saudi Aramco	63%	MENA
Inpex Operations Australia Pty Ltd	11%	APAC
Year Ended December 31, 2016:
Inpex Operations Australia Pty Ltd	33%	APAC
Saudi Aramco	26%	MENA
RasGas Company Limited	12%	MENA

Operating Information by Geography

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Geographic revenues:
United States	$3,695	$102	$96
Saudi Arabia	1,304	1,965	767
Australia	253	344	882
Mexico	191	143	113
Qatar	173	149	420
India	144	201	56
United Arab Emirates	130	5	54
Denmark	118	-	-
Oman	103	-	-
Other countries	594	76	248
Total revenue	$6,705	$2,985	$2,636

	December 31,
	2018	2017
	(In millions)
Property, plant and equipment, net (1):
United States	$797	$365
India	429	-
Indonesia	246	677
Mexico	192	86
Dubai	148	-
Bahrain	147	-
Saudi Arabia	54	174
United Arab Emirates	20	181
Brazil	-	177
Other countries	34	6
Total property, plant and equipment, net	$2,067	$1,666

(1)	Our marine vessels are included in the area in which they were located as of the reporting date.

NOTE 25—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the quarterly periods in 2018 and 2017:

	March 31	June 30	September 30	December 31
Quarter ended 2018	(In millions, except per share data amounts)
Revenues (1)	$608	$1,735	$2,289	$2,073
Project intangibles and inventory related amortization (2)	$-	$12	$30	41
Gross profit (1)	130	237	273	(122)
Other intangibles amortization (3)	-	10	25	27
Transaction costs (4)	3	37	5	3
Restructuring and integration costs (5)	12	63	31	28
Goodwill impairment (6)	-	-	-	2,168
Other asset impairments (7)	-	-	-	58
Net income (loss)	34	45	-	(2,757)
Net income (loss) attributable to McDermott	35	47	2	(2,771)
Dividends on redeemable preferred stock (8)	-	-	-	(3)
Accretion of redeemable preferred stock (8)	-	-	-	(1)
Net income (loss) attributable to common stockholders	35	47	2	(2,775)

Income (loss) per share
Basic	$0.12	$0.33	$0.01	(15.33)
Diluted	$0.12	$0.33	$0.01	(15.33)

	March 31 (9)	June 30 (10)	September 30 (11)	December 31 (12)
Quarter ended 2017	(In millions, except per share data amounts)
Revenues	$519	$789	$959	$718
Gross profit	90	139	185	122
Net income	24	36	94	24
Net income attributable to McDermott	22	36	95	26
Income per share
Basic	$0.27	$0.38	$1.00	$0.28
Diluted	$0.23	$0.38	$1.00	$0.27

(1)	Results in the second, third and fourth quarters of 2018 reflect impacts of the Combination from the Combination Date.
(2)

Represents amortization of fair value adjustments for RPOs acquired in the Combination and normalized profit margin fair value associated with acquired long-term contracts that were deemed to be lower than market value as of the Combination Date. Also included is amortization associated with fair value adjustments to inventory balances acquired in the Combination.

(3)	Represents amortization of other intangible assets acquired in the Combination. See Note 9, Goodwill and Other Intangible Assets, for further discussion.
(4)	Transaction costs relate to professional service fees (including audit, legal and advisory services) associated with the Combination. See Note 3, Business Combination, for further discussion.
(5)	Restructuring and integration costs primarily relate to costs to achieve our CPI. See Note 12, Restructuring and Integration Costs, for further discussion.
(6)

Represents impairment of goodwill associated with our NCSA, EARC, APAC and Technology reporting units, resulting from our annual impairment assessment. See Note 9, Goodwill and Other Intangible Assets, for further discussion.

(7)

Represents charges associated with the impairment of two vessels within our Corporate operating group, due to changes in their level of planned utilization during 2018. See Note 16, Fair Value Measurements, for further discussion.

(8)

Represents dividends paid on the shares of 12% Redeemable Preferred Stock and accretion of the stock over the seven years from November 29, 2018 through the expected redemption date of November 29, 2025, using the effective interest method.  See Note 21, Redeemable Preferred Stock, for further discussion.

(9)

The first quarter of 2017 operating results improvement was driven by strong cost management, with significantly lower project costs in our MENA and APAC segments, and improvements in our selling, general and administrative expenses.

(10)

Operating results for the second quarter of 2017 continued to reflect efficient project execution and higher engineering, fabrication and marine activity and improved productivity on multiple projects primarily in our MENA segment.

(11)

Operating results for the third quarter of 2017 reflect high quality operational performance, while operating with peak levels of utilization in the MENA segment and progressing on the Inpex Ichthys project.

(12)	Operating results for the fourth quarter of 2017 were primarily driven by higher fabrication and marine activity in the MENA segment and installation progress on the Inpex Ichthys project.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As previously disclosed, we completed the Combination on May 10, 2018 and, as permitted by SEC guidance for newly acquired businesses and with the exception of goodwill, intangible assets and certain joint venture and consortium arrangements, which were integrated into the control environment, we have elected to exclude certain acquired operations of Chicago Bridge & Iron Company N.V. and its subsidiaries (“CB&I”) from the scope of design and operation of our disclosure controls and procedures for the year ended December 31, 2018.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

As previously disclosed, we completed the Combination on May 10, 2018.  Accordingly, the acquired assets and liabilities of CB&I are included in our consolidated balance sheet as of December 31, 2018, and the results of its operations and its cash flows are reported in our consolidated statements of operations and cash flows from May 10, 2018 through December 31, 2018.  As permitted by SEC guidance for newly acquired businesses and with the exception of goodwill, intangible assets, joint ventures and the assets and revenues of certain operations, which were integrated into the control environment, we have elected to exclude certain acquired operations of CB&I from the scope of our report on internal control over financial reporting as of December 31, 2018.  The excluded assets and revenues of CB&I represented 21% of our total assets and 46% of total revenues of the combined company for the period ended December 31, 2018.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has conclude that our internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. This report is included with this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

With exception of the Combination, there has been no change in our internal control over financial reporting, which was identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

McDermott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited McDermott International, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDermott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquired operations of Chicago Bridge & Iron Company N.V. (“CB&I”), which are included in the 2018 consolidated financial statements of the Company and constituted 21% of total assets as of December 31, 2018 and 46% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired operations of CB&I.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2019

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”). The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Board Committees” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the 2019 Proxy Statement.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2019 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2019 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance—Related Party Transactions” and “Corporate Governance—Director Independence” in the 2019 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2019” in the 2019 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this Annual Report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related Notes contained in this Annual Report on Form 10-K.

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

3.3

Certificate of Designation of 12% Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 30, 2018 (File No. 1-08430)).

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

4.10

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

4.11

Assumption Agreement, dated as of October 13, 2015 by Eldridge Pte. Ltd. in favor of Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to McDermott International Inc.’s Current Report on Form 8-K filed on October 19, 2015 (File No. 1-08430)).

4.12

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

4.13

Assumption Agreement, dated as of January 27, 2017 by McDermott Asia Pacific Sdn. Bhd. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

4.14

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

4.15

Assumption Agreement, dated as of February 15, 2017 by McDermott (Amazon Chartering), Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

Exhibit Number	Description

4.16

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

4.17

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

4.18

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

4.19

First Supplemental Indenture, dated May 10, 2018, among the Escrow Issuers, the Post-Merger Co-Issuers, certain of the Guarantors (each, as defined therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2018 (File No. 1-08430)).

4.20

Second Supplemental Indenture, dated May 10, 2018, among the Post-Merger Co-Issuers, certain of the Guarantors (each, as defined therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2018 (File No. 1-08430)).

4.21	Form of 10.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2018 (File No. 1-08430)).

4.22

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

4.23

Letter of Credit Agreement, dated as of October 30, 2018, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., as co-applicants, a syndicate of participants and letter of credit issuers, and Barclays Bank PLC, as administrative agent  (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on October 30, 2018 (File No. 1-08430)).

4.24

Warrant Agreement, dated as of November 29, 2018, among McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A.  (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on November 29, 2018 (File No. 1-08430)).

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

10.4

Rabbi Trust Agreement by and between McDermott International, Inc. and Mellon Bank, N.A., as amended as of November 18, 2010 (incorporated by reference to Exhibit 10.43 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.5*

McDermott International, Inc. Executive Incentive Compensation Plan (as amended and restated March 1, 2011) (incorporated by reference to Exhibit 10.45 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (file No. 1-08430)).

10.6*	Form of 2009 LTIP 2012 Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 6, 2012 (file No. 1-08430)).

10.7*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.8*

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

10.12*

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

10.15*	Form of 2014 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

10.16*	Form of 2014 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 7, 2014 (File No. 1-08430)).

Exhibit Number	Description

10.17*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.18*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.19*

Letter Agreement dated August 8, 2014 between McDermott International, Inc. and Stuart Spence (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on August 25, 2014 (File No. 1-08430)).

10.20*

Form of 2015 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.31 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-08430)).

10.21*

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

10.23*

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

10.25*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

10.26*

Form of 2016 Non-Employee Director Restricted Stock Grant Letter (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No, 1-08430)).

10.27*

Form of 2014 Amended and Restated Performance Share Grant Agreement (incorporated by reference to Exhibit 10.30 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-08430)).

10.28*	Form of 2017 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.29*	Form of 2017 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.30*

Form of 2018 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

10.31*

Form of McDermott Recognition Program Award Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

10.32*

Form of Amended and Restated RSU Grant Agreement (Replacing 2016 Performance Unit Grant Agreements (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

10.33*

Form of Amended and Restated RSU Grant Agreement (Replacing 2017 Performance Unit Grant Agreements) (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

Exhibit Number	Description

10.34*

The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008 (incorporated by reference to Annex B to CB&I’s 2008 Definitive Proxy Statement filed with the SEC on April 8, 2008 (File No. 1-12815)).

10.35*

2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex B to CB&I’s 2009 Definitive Proxy Statement filed with the SEC on March 25, 2009 (File No. 1-12815)).

10.36*

2012 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex A to CB&I’s 2012 Definitive Proxy Statement filed with the SEC on March 22, 2012 (File No. 1-12815)).

10.37*

2015 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed with the SEC on April 24, 2015 (File No. 1-12815)).

10.38*

2016 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex A to CB&I’s 2016 Definitive Proxy Statement filed with the SEC on March 24, 2016 (File No. 1-12815)).

10.39*

The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to The Shaw Group’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 9, 2009 (File No. 1-12227)).

10.40*

First Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Shaw Group’s Current Report on Form 8-K filed with the SEC on January 20, 2011 (File No. 1-12815)).

10.41*

Second Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to The Shaw Group’s Current Report on Form 8-K filed with the SEC on January 20, 2011 (File No. 1-12227)).

10.42*

Third Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, filed with the SEC on April 24, 2014 (File No. 1-12227)).

10.43*

Fourth Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed with the SEC on April 24, 2015 (File No. 1-12815)).

10.44*

Chicago Bridge & Iron Company N.V. Supervisory Board of Directors Fee Payment Plan (incorporated by reference to Exhibit 10.16 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 12, 1998 (File No. 1-12815)).

10.45*

Form of 2018 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on June 12, 2018 (File No. 1-08430)).

10.46*

Form of Change in Control Agreement with Samik Mukherjee (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2018 (File No. 1-08430)).

10.47

Securities Purchase Agreement, dated as of October 30, 2018, by and between McDermott International, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on October 30, 2018 (File No. 1-08430)).

10.48

Registration Rights Agreement, dated as of November 29, 2018, by and among McDermott International, Inc., West Street Capital Partners VII Offshore Investments, L.P., West Street Capital Partners VII Investments B, L.P. and West Street Capital Partners VII – Parallel B, L.P. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on November 29, 2018 (File No. 1-08430)).

Exhibit Number	Description

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ DAVID DICKSON
David Dickson
February 25, 2019		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ DAVID DICKSON	President and Chief Executive Officer and Director
David Dickson	(Principal Executive Officer)

/s/ STUART SPENCE	Executive Vice President and Chief Financial Officer
Stuart Spence	(Principal Financial Officer)

/s/ CHRISTOPHER A. KRUMMEL	Global Vice President, Finance and Chief Accounting Officer
Christopher A. Krummel	(Principal Accounting Officer)

/s/ FORBES I.J. ALEXANDER	Director
Forbes I.J. Alexander

/s/ PHILIPPE BARRIL	Director
Philippe Barril

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ L. RICHARD FLURY	Director
L. Richard Flury

/s/ W. CRAIG KISSEL	Director
W. Craig Kissel

/s/ GARY P. LUQUETTE	Director, Chairman of the Board
Gary P. Luquette

/s/ JAMES H. MILLER	Director
James H. Miller

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ MARSHA C. WILLIAMS	Director
Marsha C. Williams

February 25, 2019