Form 10-Q
period 2019-03-31
MCDERMOTT INTERNATIONAL INC
filed 2019-04-29
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the registrant’s common stock outstanding at April 25, 2019 was 181,658,808.

TABLE OF CONTENTS

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,
	2019	2018
	(In millions, except per share amounts)
Revenues	$2,211	$608

Costs and Expenses:
Cost of operations	2,018	476
Project intangibles and inventory-related amortization	10	-
Total cost of operations	2,028	476
Research and development expenses	8	-
Selling, general and administrative expenses	72	48
Other intangibles amortization	22	-
Transaction costs	4	3
Restructuring and integration costs	69	12
Other operating expense, net	1	-
Total expenses	2,204	539

Income (loss) from investments in unconsolidated affiliates	9	(4)
Investment in unconsolidated affiliates-related amortization	(3)	-
Operating income	13	65

Other expense:
Interest expense, net	(92)	(12)
Other non-operating income, net	1	2
Total other expense, net	(91)	(10)

(Loss) income before provision for income taxes	(78)	55

Income tax (benefit) expense	(21)	21

Net (loss) income	(57)	34

Less: Net loss attributable to noncontrolling interests	(1)	(1)

Net (loss) income attributable to McDermott	$(56)	$35

Dividends on redeemable preferred stock	(10)	-
Accretion of redeemable preferred stock	(4)	-

Net (loss) income attributable to common stockholders	$(70)	$35

Net (loss) income per share attributable to common stockholders
Basic	$(0.39)	$0.37
Diluted	$(0.39)	$0.37

Shares used in the computation of net (loss) income per share
Basic	181	95
Diluted	181	95

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2019	2018
	(In millions)
Net (loss) income	$(57)	$34
Other comprehensive (loss) income, net of tax:
(Loss) gain on derivatives	(19)	-
Foreign currency translation	(39)	(1)
Total comprehensive (loss) income	(115)	33
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)
Comprehensive (loss) income attributable to McDermott	$(114)	$34

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(In millions, except per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents ($142 and $146 related to variable interest entities ("VIEs"))	$413	$520
Restricted cash and cash equivalents	326	325
Accounts receivable—trade, net ($15 and $29 related to VIEs)	977	932
Accounts receivable—other ($49 and $57 related to VIEs)	149	175
Contracts in progress ($245 and $144 related to VIEs)	1,006	704
Project-related intangible assets, net	114	137
Inventory	106	101
Other current assets ($29 and $24 related to VIEs)	148	139
Total current assets	3,239	3,033
Property, plant and equipment, net	2,051	2,067
Operating lease right-of-use assets	401	-
Accounts receivable—long-term retainages	69	62
Investments in unconsolidated affiliates	453	452
Goodwill	2,681	2,654
Other intangibles, net	979	1,009
Other non-current assets	156	163
Total assets	$10,029	$9,440

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Revolving credit facility	$178	$-
Current maturities of long-term debt	30	30
Current portion of long-term lease obligations	97	8
Accounts payable ($326 and $277 related to VIEs)	949	595
Advance billings on contracts ($541 and $717 related to VIEs)	1,618	1,954
Project-related intangible liabilities, net	52	66
Accrued liabilities ($94 and $136 related to VIEs)	1,694	1,564
Total current liabilities	4,618	4,217
Long-term debt	3,393	3,393
Long-term lease obligations	394	66
Deferred income taxes	47	47
Other non-current liabilities	659	664
Total liabilities	9,111	8,387
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	243	230
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 255 shares;
issued 184 and 183 shares, respectively	184	183
Capital in excess of par value	3,545	3,539
Accumulated deficit	(2,789)	(2,719)
Accumulated other comprehensive loss	(165)	(107)
Treasury stock, at cost: 3 and 3 shares, respectively	(96)	(96)
Total McDermott Stockholders' Equity	679	800
Noncontrolling interest	(4)	23
Total stockholders' equity	675	823
Total liabilities and stockholders' equity	$10,029	$9,440

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2019	2018
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(57)	$34
Non-cash items included in net (loss) income:
Depreciation and amortization	76	23
Debt issuance cost amortization	11	2
Stock-based compensation charges	6	3
Deferred taxes	-	1
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(87)	(68)
Contracts in progress, net of advance billings on contracts	(638)	143
Accounts payable	357	(90)
Other current and non-current assets	12	(20)
Investments in unconsolidated affiliates	(4)	4
Other current and non-current liabilities	80	6
Total cash (used in) provided by operating activities	(244)	38

Cash flows from investing activities:
Purchases of property, plant and equipment	(18)	(18)
Advances related to proportionately consolidated consortiums	(114)	-
Investments in unconsolidated affiliates	(1)	(2)
Total cash used in investing activities	(133)	(20)

Cash flows from financing activities:
Revolving credit facility borrowings	483	-
Revolving credit facility repayments	(305)	-
Repayment of debt and finance lease obligations	(8)	-
Advances related to equity method joint ventures and proportionately consolidated consortiums	116	-
Repurchase of common stock	(4)	(7)
Distribution to joint venture member	(5)	-
Total cash provided by (used in) financing activities	277	(7)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6)	-
Net (decrease) increase in cash, cash equivalents and restricted cash	(106)	11
Cash, cash equivalents and restricted cash at beginning of period	845	408
Cash, cash equivalents and restricted cash at end of period	$739	$419

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock Par Value		Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(In millions)
Balance at December 31, 2017	$$$	$ 293	$1,663	$(48)	$(50)	$(96)	$1,762	$28	$1,790
Adoption of ASC 606		-	-	20	-	-	20	-	20
Balance at January 1, 2018		293	1,663	(28)	(50)	(96)	1,782	28	1,810
Net income (loss)		-	-	35	-	-	35	(1)	34
Other comprehensive loss, net of tax		-	-	-	(1)	-	(1)	-	(1)
Common stock issued		3	(3)	-	-	-	-	-	-
Stock-based compensation charges		-	3	-	-	-	3	-	3
Purchase of treasury shares		-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock		(1)	(6)	-	-	7	-	-	-
Balance at March 31, 2018		295	1,657	7	(51)	(96)	1,812	27	1,839

Balance at December 31, 2018		183	3,539	(2,719)	(107)	(96)	800	23	823
Net loss		-	-	(56)	-	-	(56)	(1)	(57)
Other comprehensive loss, net of tax		-	-	-	(58)	-	(58)	-	(58)
Common stock issued		2	(2)	-	-	-	-	-	-
Stock-based compensation charges		-	6	-	-	-	6	-	6
Accretion and dividends on redeemable preferred stock		-	-	(14)	-	-	(14)	-	(14)
Conversion of noncontrolling interest		-	2	-	-	-	2	(26)	(24)
Purchase of treasury shares		-	-	-	-	(4)	(4)	-	(4)
Retirement of common stock		(1)	(3)			4	-	-	-
Other		-	3	-	-	-	3	-	3
Balance at March 31, 2019		$184	$3,545	$(2,789)	$(165)	$(96)	$679	$(4)	$675

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

Organization

Our business is organized into five operating groups, which represent our reportable segments consisting of: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. See Note 22, Segment Reporting, for further discussion.

NOTE 2—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared from our books and records in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements and are not necessarily indicative of results of operations for a full year. Therefore, they should be read in conjunction with the Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

The Financial Statements reflect all wholly owned subsidiaries and those entities we are required to consolidate. See the “Joint Venture and Consortium Arrangements” section of “Note 2—Basis of Presentation and Significant Accounting Policies” in the 2018 Form 10-K for further discussion of our consolidation policy for those entities that are not wholly owned. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Intercompany balances and transactions are eliminated in consolidation. Values presented within tables (excluding per share data) are in millions and may not sum due to rounding.

On May 10, 2018, we completed our combination with Chicago Bridge & Iron Co. N.V. (“CB&I”) through a series of transactions (the “Combination”). See Note 3, Business Combination, for further discussion.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications

Bidding and Proposal Costs—We began classifying bid and proposal costs in Cost of operations in our Condensed Consolidated Statements of Operations (the “Statement of Operations”) in the second quarter of 2018 as a result of our realignment of commercial personnel within our operating groups in conjunction with the Combination. For the first quarter of 2018, bid and proposal costs were included in Selling, general and administrative expenses (“SG&A”) and totaled $10 million. Our Cost of operations for the first quarter of 2019 includes $26 million of bid and proposal costs.

Beginning in the second quarter of 2018, we made certain classification changes, as well as reclassifications to our historical financial statements to align with our current presentation, as follows:

•

Income (Loss) from Investments in Unconsolidated Affiliates—Our Statements of Operations for the three months ended March 31, 2018 reflects the reclassification of a $4 million loss from investments in unconsolidated affiliates associated with our ongoing io Oil and Gas and Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. joint ventures to Operating income to conform to our current presentation. Previously, results from these unconsolidated joint ventures were presented below Operating income, as we did not consider the activities of the unconsolidated joint ventures to be integral to our operations. Based on an expected expansion in activity of these unconsolidated joint ventures in 2018 and in the future, we now believe the activities of these unconsolidated joint ventures are integral to our ongoing operations and are most appropriately reflected in Operating income. Income (loss) from investments in unconsolidated affiliates that are not integral to our operations will continue to be presented below Operating income. See Note 9, Joint Venture and Consortium Arrangements, for further discussion of our unconsolidated joint ventures.

•

Reverse Common Stock Split—We amended our Amended and Restated Articles of Incorporation during the second quarter of 2018 to effect a three-to-one reverse stock split of McDermott common stock, effective May 9, 2018. Common stock, capital in excess of par, share and per share (except par value per share, which was not affected) information presented for the first quarter of 2018 has been recast in the Financial Statements and accompanying Notes to reflect the reverse stock split.

•

Restructuring and Integration Costs and Transaction Costs—Approximately $12 million of restructuring and integration costs and $3 million of transaction costs related to the Combination, which were previously recorded within Other operating (income) expenses, net during the three months ended March 31, 2018, were reclassified to (i) Restructuring and integration costs and (ii) Transaction costs, respectively, in our Statements of Operations. See Note 10, Restructuring and Integration Costs and Transaction Costs, for further discussion.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Guidance

Leases—In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires entities that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. We adopted this ASU effective January 1, 2019 using the modified retrospective application, applying the new standard to leases in place as of the adoption date. Prior periods have not been adjusted.

We elected to apply certain practical expedients allowed upon the adoption of this ASU, which, among other things, allowed us to: not reassess whether any expired or existing contracts contain leases; carry forward the historical lease classification; and not have to reassess any initial direct cost of any expired or existing leases. Adoption of the new standard resulted in the recording of Operating lease right-of-use assets, Current portion of long-term lease obligations and Long-term lease obligations of approximately $424 million, $101 million and $342 million, respectively, as of January 1, 2019. The adoption of this ASU did not have a material impact on our Statement of Operations, Condensed Consolidated Statement of Cash Flows (“Statement of Cash Flows”) or the determination of compliance with financial covenants under our current debt agreements. See Note 12, Lease Obligations, for further discussion.

Income Taxes—In January 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220). This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in accumulated other comprehensive income (loss) (“AOCI”) that the FASB refers to as having been stranded in AOCI. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Financial Statements and related disclosures.

Derivatives—In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU includes financial reporting improvements related to hedging relationships to better report the economic results of an entity’s risk management activities in its financial statements. Additionally, this ASU makes certain improvements to simplify the application of the hedge accounting guidance. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Financial Statements. See Note 16, Derivative Financial Instruments, for related disclosures.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of benchmark interest rates permitted in the application of hedge accounting. This ASU permits the use of an OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Financial Statements and related disclosures. See Note 16, Derivative Financial Instruments.

Significant Accounting Policies

Our significant accounting policies are detailed in “Note 2—Basis of Presentation and Significant Accounting Policies” in the 2018 Form 10-K. The following is an update to those significant accounting policies due to recently adopted accounting guidance.

Leases—We classify an arrangement as a lease at inception if we have the right to control the use of an identified asset we do not legally own for a period of time in exchange for consideration. In general, leases with an initial term of 12 months or less are not recorded on our Balance Sheet unless it is reasonably certain we will renew the lease. All leases with an initial term of more than 12 months, whether classified as operating or finance, are recorded to our Balance Sheet based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use an incremental borrowing rate based on information available at the commencement date.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Lease expense for operating leases and the amortization of the right-of-use asset for finance leases are recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately for all leases other than leases at our construction project sites. Non-lease components included in assets and obligations under operating leases are not material to our financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For our joint ventures, consortiums and other collaborative arrangements (referred to as “joint ventures” and “consortiums”), the right-of-use asset and lease obligations are generally recognized by the party that enters into the lease agreement, which could be the joint venture directly, one of our joint venture partners or us. We have recognized our proportionate share of leases entered into by our joint ventures, where the joint venture has the right to control the use of an identified asset.

Derivative Financial Instruments—We utilize derivative financial instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below.

•

Foreign Currency Rate Derivatives—We do not engage in currency speculation. However, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally apply hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses are included in AOCI until the associated underlying operating exposure impacts our earnings, at which time the impact of the hedge is recorded within the income statement line item associated with the underlying exposure. Changes in the fair value of instruments that we do not designate as cash flow hedges are recognized in the income statement line item associated with the underlying exposure.

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered into on May 8, 2018, to hedge against interest rate variability associated with $1.94 billion of the $2.26 billion Term Facility described in Note 11, Debt. The swap arrangement has been designated as a cash flow hedge, as its critical terms matched those of the Term Facility at inception and through March 31, 2019. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense.

See Note 15, Fair Value Measurements, and Note 16, Derivative Financial Instruments, for further discussion.

Accounting Guidance Issued but Not Adopted as of March 31, 2019

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3—BUSINESS COMBINATION

General―On December 18, 2017, we entered into an agreement to combine our business with CB&I, an established downstream provider of industry-leading petrochemical, refining, power, gasification and gas processing technologies and solutions. On May 10, 2018 (the “Combination Date”) we completed the Combination.

Transaction Overview—On the Combination Date, we acquired the equity of certain U.S. and non-U.S. CB&I subsidiaries that owned CB&I’s technology business, as well as certain intellectual property rights, for $2.87 billion in cash consideration that was funded using debt financing, as discussed further in Note 11, Debt, and existing cash. Also, on the Combination Date, CB&I shareholders received 0.82407 shares of McDermott common stock for each share of CB&I common stock tendered in the exchange offer. Each remaining share of CB&I common stock held by CB&I shareholders not acquired by McDermott in the exchange offer was effectively converted into the right to receive the same 0.82407 shares of McDermott common stock that was paid in the exchange offer, together with cash in lieu of any fractional shares of McDermott common stock, less any applicable withholding taxes. Stock-settled equity-based awards relating to shares of CB&I’s common stock were either canceled and converted into the right to receive cash or were converted into comparable McDermott awards on generally the same terms and conditions as prior to the Combination Date. We issued 84.5 million shares of McDermott common stock to the former CB&I shareholders and converted CB&I stock-settled equity awards into McDermott stock-settled equity-based awards to be settled in approximately 2.2 million shares of McDermott common stock.

Transaction Accounting—The Combination is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. McDermott is considered the acquirer for accounting purposes based on the following facts at the Combination Date: (1) McDermott’s stockholders owned approximately 53 percent of the combined business on a fully diluted basis; (2) a group of McDermott’s directors, including the Chairman of the Board, constituted a majority of the Board of Directors; and (3) McDermott’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer continue in those roles. The series of transactions resulting in McDermott’s acquisition of CB&I’s entire business is being accounted for as a single accounting transaction, as such transactions were entered into at the same time in contemplation of one another and were collectively designed to achieve an overall commercial effect.

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

Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Combination Date, which were based, in part, upon external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $4.9 billion, was recorded as goodwill.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes our preliminary purchase price allocation at the Combination Date (in millions):

May 10, 2018
Net tangible assets:
Cash	$498
Accounts receivable	844
Inventory	111
Contracts in progress	273
Assets held for sale (1)	70
Other current assets	272
Investments in unconsolidated affiliates (2)	426
Property, plant and equipment	385
Other non-current assets	127
Accounts payable	(469)
Advance billings on contracts (3)	(2,410)
Deferred tax liabilities	(16)
Other current liabilities	(1,211)
Other non-current liabilities	(453)
Noncontrolling interest	14
Total net tangible liabilities	(1,539)
Project-related intangible assets/liabilities, net (4)	150
Other intangible assets (5)	1,071
Net identifiable liabilities	(318)
Goodwill (6)	4,883
Total Combination consideration transferred	4,565
Less: Cash acquired	(498)
Total Combination consideration transferred, net of cash acquired	$4,067
(1)

Assets held for sale includes CB&I’s former administrative headquarters within Corporate and various fabrication facilities within NCSA. During the third quarter of 2018, we completed the sale of CB&I’s former administrative headquarters for proceeds of $52 million.

(2)

Investments in unconsolidated affiliates includes a fair value adjustment of $215 million associated with the Combination. Approximately $146 million of the fair value adjustment is attributable to the basis difference between McDermott’s investment and the underlying equity in identifiable assets of unconsolidated affiliates and will be amortized to Investment in unconsolidated affiliates-related amortization over a range of two to 30 years based on the life of assets to which the basis difference is attributed.

(3)

Advance billings on contracts includes accrued provisions for estimated losses on projects of $374 million, primarily associated with the Cameron LNG and Freeport LNG Trains 1 and 2, the now-substantially completed gas power project for a unit of Calpine Corporation (“Calpine”) and the now-completed gas power project for Indianapolis Power & Light Company.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)

Project-related intangible assets/liabilities, net includes intangible asset and liabilities of $259 million and $109 million, respectively. The balances represent the fair value of acquired remaining performance obligations (“RPOs”) and normalized profit margin fair value associated with acquired long-term contracts that were deemed to be lower than fair value (excluding amounts recorded in Advance billings on contracts and Contracts in progress) as of the Combination Date. The project-related intangible assets and liabilities will be amortized as the applicable projects progress over a range of two to six years within Project-related intangibles amortization in our Statements of Operations.

(5)

Other intangible assets are reflected in the table below and recorded at estimated fair value, as determined by our management, based on available information, which includes preliminary valuations prepared by external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	May 10, 2018		Weighted
	Fair value	Useful Life Range	Average Useful Life
	(In millions)
Process technologies	$514	10-30	27
Trade names	401	10-20	12
Customer relationships	129	4-11	10
Trademarks	27	10	10
Total	$1,071
(6)

Goodwill resulted from the acquired established workforce, which does not qualify for separate recognition, as well as expected future cost savings and revenue synergies associated with the combined operations. Of the $4.9 billion of estimated goodwill recorded in conjunction with the Combination, $2.6 billion, $461 million, $50 million, $52 million and $1.7 billion, was allocated to our NCSA, EARC, MENA, APAC and Technology reporting segments, respectively. Approximately $1.7 billion of the opening goodwill balance is deductible for tax purposes.

Changes in our preliminary purchase price allocation of approximately $61 million since our previous estimates as of December 31, 2018 primarily related to fair value adjustments to accounts receivable on acquired contracts, leasehold improvements, property and equipment and estimated liabilities associated with litigation.

The preliminary purchase price allocation described above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values of purchased receivables, intangible assets and liabilities, inventory, property and equipment, joint venture and consortium arrangements, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation, to be completed in the second quarter of 2019, may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.

Impact on RPOs—CB&I RPOs totaled approximately $8.3 billion at the Combination Date, after considering conforming accounting policies and project adjustments for acquired in-process projects.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma financial information reflects the Combination and the related events as if they occurred on January 1, 2018 and gives effect to pro forma events that are directly attributable to the Combination, factually supportable, and expected to have a continuing impact on our combined results, following the Combination. The pro forma financial information includes adjustments to: (1) include additional intangibles amortization, investment in unconsolidated affiliates-related amortization, depreciation of property, plant and equipment and net interest expense associated with the Combination and (2) exclude restructuring, integration and transaction costs that were included in McDermott and CB&I’s historical results and are expected to be non-recurring. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the date indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined business operations following the Combination.

Three Months Ended
March 31, 2018 (1)

Pro forma revenue	$2,353
Pro forma net income attributable to common stockholders	39
Pro forma net income per share attributable to common stockholders
Basic	0.22
Diluted	0.21
Shares used in the computation of net income per share (2)
Basic	181
Diluted	188

(1)

Adjustments, net of tax, included in the pro forma net income above that were of a non-recurring nature totaled $15 million. The adjustments reflect the elimination of (1) restructuring and integration costs ($13 million); and (2) transaction costs ($2 million). These pro forma results exclude the effect of adjustments to the opening balance sheet associated with fair value purchase accounting estimates.

(2)

Pro forma net income per share was calculated using weighted average basic shares outstanding during the three months ended March 31, 2019. Due to the net loss for the three months ended March 31, 2019, the effects of restricted stock, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share. For the presentation of the pro forma net income for the three months ended March 31, 2018, diluted shares includes the impact of restricted stock and warrants but does not include the impact of the redeemable preferred stock, as those shares were antidilutive.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—REVENUE RECOGNITION

RPOs

Our RPOs by segment were as follows:

	March 31, 2019		December 31, 2018
	(Dollars in millions)
NCSA	$8,581	56%	$5,649	52%
EARC	1,914	12%	1,378	12%
MENA	2,879	19%	1,834	17%
APAC	1,401	9%	1,420	13%
Technology	601	4%	632	6%
Total	$15,376	100%	$10,913	100%

Of the March 31, 2019 RPOs, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$6,189	$5,119	$4,068

Revenue Disaggregation

Our revenue by product offering, contract types and revenue recognition methodology was as follows:

	Three Months Ended March 31,
	2019 (2)	2018 (2)
	(In millions)
Revenue by product offering:
Offshore and subsea	$605	$608
LNG	421	-
Downstream (1)	862	-
Power	323	-
	$2,211	$608

Revenue by contract type:
Fixed price	$1,726	$583
Reimbursable	303	-
Hybrid	110	-
Unit-basis and other	72	25
	$2,211	$608

Revenue by recognition methodology:
Over time	$2,160	$608
At a point in time	51	-
	$2,211	$608

(1)	Includes the results of our Technology operating group.
(2)	Intercompany amounts have been eliminated in consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

For the three months ended March 31, 2019, we recognized approximately $22 million of revenues resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our NCSA segment. For the three months ended March 31, 2018, we recognized approximately $66 million of revenues due to changes in transaction price associated with performance obligations satisfied in prior periods, primarily in our APAC segment. The changes in transaction prices primarily related to reimbursement of costs incurred in prior periods.

Revenues recognized during the three months ended March 31, 2019, with respect to amounts included in our Advance billings on contracts balance as of December 31, 2018, were approximately $768 million.

Unapproved Change Orders, Claims and Incentives

Unapproved Change Orders and Claims—As of March 31, 2019, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $297 million, of which approximately $93 million was included in our RPO balance. As of December 31, 2018, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $428 million, of which approximately $130 million was included in our RPO balance.

Incentives—As of March 31, 2019, we had incentives included in transaction prices for our projects aggregating to approximately $16 million, of which approximately $1 million was included in our RPO balance. As of December 31, 2018, we did not have any material incentives included in transaction prices for our projects.

The amounts recorded in contract prices and recognized as revenues reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of March 31, 2019 was $190 million and primarily related to the Cameron LNG project and the Freeport LNG Trains 1 & 2 projects. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Summary information for our significant ongoing loss projects as of March 31, 2019 is as follows:

Cameron LNG―At March 31, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (within our NCSA operating group) was approximately 65% complete on a post-Combination basis (approximately 90% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $128 million. For these purposes (and for purposes of the discussion below), when we refer to a percentage of completion on a pre-Combination basis, we are referring to the cumulative percentage of completion, which includes progress made prior to the Combination Date. In accordance with U.S. GAAP, as of the Combination Date, we reset the progress to completion for all of CB&I’s projects then in progress to 0% for accounting purposes based on the remaining costs to be incurred as of that date.

Freeport LNG―At March 31, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (within our NCSA operating group) were approximately 80% complete on a post-Combination basis (approximately 95% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $19 million. During the three months ended March 31, 2019, the project was negatively impacted by $27 million due to changes in cost estimates resulting from increases in construction and subcontractor costs. These cost estimate increases were partially offset by the recording of approximately $11 million of incentive revenues. Additionally, Freeport LNG Train 3 was positively impacted by $16 million of changes in cost estimates at completion due to increased productivity and savings in indirect costs, resulting in an overall net immaterial impact on operating margin at completion for the Freeport LNG project taken as a whole.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information for our significant loss projects previously reported in the 2018 Form 10-K that are substantially complete as of March 31, 2019 is as follows:

Calpine Power Project―At March 31, 2019, our U.S. gas turbine power project for Calpine (within our NCSA operating group) was approximately 95% complete on a post-Combination basis (approximately 99% on a pre-Combination basis), and the remaining accrued provision for estimated losses was not significant.

Abkatun-A2 Project―At March 31, 2019, our Abkatun-A2 platform project in Mexico for Pemex (within our NCSA operating group) was approximately 95% complete, and the remaining accrued provision for estimated losses was not significant.

NOTE 5—PROJECT CHANGES IN ESTIMATES

Our RPOs for each of our operating groups generally consist of several hundred contracts, and our results may be impacted by changes in estimated margins. The following is a discussion of our most significant changes in cost estimates that impacted segment operating income for the three months ended March 31, 2019 and 2018. For discussion of significant changes in estimates resulting from changes in transaction prices, see Note 4, Revenue Recognition.

Three months ended March 31, 2019

Segment operating income for the three months ended March 31, 2019 was impacted by net favorable changes in estimates totaling approximately $19 million, primarily in our NCSA, EARC, MENA and APAC segments.

NCSA—Our segment results for the three months ended March 31, 2019 were negatively impacted by net unfavorable changes in estimates aggregating approximately $24 million. The net unfavorable changes were due to cost increases on the Freeport LNG Trains 1 & 2 project and a subsea pipeline flowline installation project, partially offset by savings on our ethane projects in Texas and Louisiana and our Freeport LNG Train 3 project. See Note 4, Revenue Recognition, for further discussion of our Freeport LNG Trains 1 & 2 and Train 3 projects.

EARC—Our segment results for the three months ended March 31, 2019 were positively impacted by net favorable changes in estimates aggregating approximately $4 million.

MENA—Our segment results for the three months ended March 31, 2019 were positively impacted by net favorable changes in estimates aggregating approximately $33 million. The net favorable changes were primarily due to reductions in costs on various projects in the Middle East.

APAC—Our segment results for the three months ended March 31, 2019 were positively impacted by net favorable changes in estimates aggregating approximately $6 million. The net favorable changes were due to reductions in cost to complete several projects, partially offset by cost increases and weather downtime on various projects.

Three months ended March 31, 2018

Segment operating income for the three months ended March 31, 2018 was positively impacted by net favorable changes in estimates totaling approximately $37 million, primarily in our MENA (approximately $30 million) and APAC (approximately $9 million) segments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the totals of such amounts shown in the Statements of Cash Flows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$413	$520
Restricted cash and cash equivalents (1)	326	325
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$739	$845
(1)	Our restricted cash balances primarily serve as cash collateral deposits for our letter of credit facilities. See Note 11, Debt, for further discussion.

NOTE 7—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―Our trade receivable balances at March 31, 2019 and December 31, 2018 included the following:

	March 31, 2019	December 31, 2018
	(In millions)
Contract receivables (1)	$838	$794
Retainages (2)	156	155
Less allowances	(17)	(17)
Accounts receivable—trade, net	$977	$932

(1)

Unbilled receivables for our performance obligations recognized at a point in time are recorded within Accounts receivable-trade, net and were approximately $44 million and $31 million as of March 31, 2019 and December 31, 2018, respectively.

(2)

Retainages classified within Accounts receivable-trade, net are amounts anticipated to be collected within one year and as to which we have an unconditional right to collect from the customer, subject only to the passage of time. Retainages anticipated to be collected beyond one year are classified as Accounts receivable long-term retainages on our Balance Sheet.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Our goodwill balance is attributable to the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. The changes in the carrying amount of goodwill during the three months ended March 31, 2019 are as follows:

(In millions)
Balance as of December 31, 2018	$2,654
Adjustments to preliminary purchase accounting estimates (1)	61
Currency translation adjustments	(34)
Balance as of March 31, 2019 (2)	$2,681

(1)	See Note 3, Business Combination for further discussion.
(2)

At March 31, 2019, we had approximately $2.2 billion of cumulative impairment charges recorded in conjunction with our impairment analysis performed during the fourth quarter of 2018, as further described in the 2018 Form 10-K.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2019, no indicators of goodwill impairment were identified.

Project-Related Intangibles

Our project-related intangibles at March 31, 2019 and December 31, 2018, including the March 31, 2019 weighted-average useful lives, were as follows:

		March 31, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Project-related intangible assets	4	$257	$(143)	$114	$259	$(122)	$137
Project-related intangible liabilities	2	(109)	57	(52)	(109)	43	(66)
Total (1)		$148	$(86)	$62	$150	$(79)	$71

(1)	The decrease in project-related intangible assets during the three months ended March 31, 2019 primarily related to amortization expense of $8 million and the impact of foreign currency translation.

Other Intangible Assets

Our other intangible assets at March 31, 2019 and December 31, 2018, including the March 31, 2019 weighted-average useful lives, were as follows:

		March 31, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Process technologies	27	$509	$(21)	$488	$514	$(14)	$500
Trade names	12	399	(32)	367	401	(23)	378
Customer relationships	10	128	(29)	99	129	(23)	106
Trademarks	10	27	(2)	25	27	(2)	25
Total (1)		$1,063	$(84)	$979	$1,071	$(62)	$1,009

(1)	The decrease in other intangible assets during the three months ended March 31, 2019 primarily related to amortization expense of $22 million and the impact of foreign currency translation.

NOTE 9—JOINT VENTURE AND CONSORTIUM ARRANGEMENTS

We account for our unconsolidated joint ventures or consortiums using either proportionate consolidation, when we meet the applicable accounting criteria to do so, or the equity method. Further, we consolidate any joint venture or consortium that is determined to be a VIE for which we are the primary beneficiary or which we otherwise effectively control.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Proportionately Consolidated Consortiums

The following is a summary description of our significant consortiums that have been deemed to be VIEs where we are not the primary beneficiary and are accounted for using proportionate consolidation:

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

•

McDermott/Zachry/Chiyoda—We have a consortium with Zachry and Chiyoda (MDR—33.3% / Zachry—33.3% / Chiyoda—33.3%) to perform EPC work for an additional LNG liquefaction train at the project site in Freeport, Texas, described above.

•	McDermott/Chiyoda—We have a 50%/50% consortium with Chiyoda to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana.
•	McDermott/CTCI—We have a 42.5%/57.5% consortium with a unit of CTCI Corporation (“CTCI”) to perform EPC work for a mono-ethylene glycol facility in Gregory, Texas.

The following table presents summarized balance sheet information for our share of our proportionately consolidated consortiums:

	March 31, 2019	December 31, 2018
	(In millions)
Current assets (1)	$377	$299
Non-current assets	11	10
Total assets	$388	$309

Current liabilities	$816	$992

(1)

Our consortium arrangements allow for excess working capital of the consortium to be advanced to the consortium participants. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a consortium may have advances to its participants which are reflected as an advance receivable within current assets of the consortium. As of March 31, 2019 and December 31, 2018, Accounts receivable-other included $33 million and $44 million, respectively, related to our proportionate share of advances from the consortiums to the other consortium participants.

As of March 31, 2019 and December 31, 2018, Accrued liabilities reflected on the McDermott International, Inc. Consolidated Balance Sheet included $44 million and $53 million, respectively, related to advances from these consortiums.

The following is a summary description of our significant consortium that has been deemed a collaborative arrangement, in which we are not the primary beneficiary and we record our share of the consortium’s revenues, costs and profits:

•

McDermott/Zachry/Chiyoda—We have a consortium with Zachry and Chiyoda to perform EPC work for a natural gas liquefaction facility in Sabine Pass, Texas. The collaborative arrangement includes an underlying primary consortium with all three parties sharing equal voting interests. This primary consortium has subcontract relationships with a separate consortium between Zachry and McDermott, with equal voting interests and separate scopes of work to be executed by each consortium party.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents summarized balance sheet information for our share of that proportionately consolidated collaborative arrangement:

March 31, 2019
(In millions)
Current assets	$70
Non-current assets	-
Total assets	$70

Current liabilities	$69

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

•

NET Power, LLC (“NET Power”)—We have a joint venture with a unit of Exelon Corporation (“Exelon”), 8 Rivers Capital and Oxy Low Carbon Ventures LLC, a subsidiary of Occidental Petroleum Corporation (“Oxy”), (MDR—32.2% / Exelon—32.2% / 8 Rivers Capital—32.2% / Oxy— 3.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the joint venture participants and other parties. On November 8, 2018, NET Power signed an investment agreement for Oxy to purchase 10% of the company for $60 million over a three-year period, which will dilute future ownership of each of the existing members by 3.3%. On March 8, 2019, Oxy paid the first tranche of $20 million and received a 3.3% interest in NET Power. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it.

•

McDermott/CTCI—We have a 50%/50% joint venture with CTCI to perform EPC work for a liquids ethylene cracker and associated units at Sohar, Oman. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. Our joint venture arrangement allows for excess working capital of the joint venture to be advanced to the joint venture participants. Such advances are returned to the joint venture for working capital needs as necessary. As of March 31, 2019 and December 31, 2018, Accrued liabilities on our Balance Sheet included $95 million and $95 million, respectively, related to advances from this joint venture.

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

Aggregate summarized financial information for CLG and McDermott/CTCI is as follows:

Three Months Ended March 31, 2019
(In millions)
Revenues	$225
Cost of operations	195
Gross profit	30
Operating income	25
Net income (1)	$28

(1)	The results of CLG and McDermott/CTCI for the three months ended March 31, 2018 were prior to the Combination Date and are not presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense associated with fair value adjustments recorded to Investments in unconsolidated affiliates in conjunction with the Combination was $3 million for the three months ended March 31, 2019.

Consolidated Joint Ventures—The following is a summary description of our significant joint venture we consolidate due to its designation as a VIE for which we are the primary beneficiary:

•

McDermott/Orano—We have a joint venture with Orano (McDermott—52% / Orano—48%) relating to a mixed oxide fuel fabrication facility in Aiken, South Carolina. The project is currently winding down, with limited activity anticipated for the remainder of 2019.

The following table presents summarized balance sheet information for our consolidated joint ventures, including other consolidated joint ventures that are not individually material to our financial results:

	March 31, 2019	December 31, 2018
	(In millions)
Current assets	$104	$102
Non-current assets	14	15
Total assets	$118	$117

Current liabilities	$145	$138

Other—The use of joint ventures and consortiums exposes us to a number of risks, including the risk that the third-party joint venture or consortium participants may be unable or unwilling to provide their share of capital investment to fund the operations of the joint venture or consortium or complete their obligations to us, the joint venture or consortium, or ultimately, our customer. Differences in opinions or views among joint venture or consortium participants could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of a joint venture or consortium. In addition, agreement terms may subject us to joint and several liability for the third-party participants in our joint ventures or consortiums, and the failure of any of those third parties to perform their obligations could impose additional performance and financial obligations on us. These factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes.

NOTE 10—RESTRUCTURING AND INTEGRATION COSTS AND TRANSACTION COSTS

Restructuring and Integration Costs

Restructuring and integration costs for the three months ended March 31, 2019 were $69 million, and included change-in-control, severance, professional fees and costs of settlement of litigation (see Note 21, Commitments and Contingencies for further discussion of litigation), as well as costs to achieve our combination profitability initiative (“CPI”) program. We launched the CPI program in the second quarter of 2018, with the goal of realizing transformative cost savings across our business. The program incorporates the activities of our Fit 2 Grow program previously announced in the fourth quarter of 2017 and targets a significant improvement in cost controls across five main opportunity areas: (1) procurement and supply chain; (2) systems, applications and support; (3) assets and facilities; (4) perquisites, travel and other; and (5) workforce efficiency. Restructuring and integration costs for the three months ended March 31, 2018 were $12 million, and primarily related to costs associated with CPI. These costs are recorded within our Corporate operating results.

Transaction Costs

Transaction costs for the three months ended March 31, 2019 primarily relate to professional fees associated with the development of plans to sell our non-core industrial storage tank and U.S. pipe fabrication businesses. Transaction costs for the three months ended March 31, 2018 primarily related to professional service fees (including accounting, legal and advisory services) incurred in connection with the Combination. These costs are recorded within our Corporate operating results and were $4 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—DEBT

The carrying values of our debt obligations are as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Current
Revolving credit facility	$178	$-

Current maturities of long-term debt	31	31
Less: unamortized debt issuance costs	(1)	(1)
Current maturities of long-term debt, net of unamortized debt issuance costs	30	30
Current debt, net of unamortized debt issuance costs	$208	$30
Long-term
Term Facility	$2,237	$2,243
10.625% senior notes	1,300	1,300
North Ocean 105 construction financing	16	16
Less: current maturities of long-term debt	(30)	(30)
Less: unamortized debt issuance costs	(130)	(136)
Long-term debt, net of unamortized debt issuance costs	$3,393	$3,393

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

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($319.9 million at March 31, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

required to make annual prepayments of term loans under the Term Facility and cash collateralize letters of credit issued under the Revolving Credit Facility and the LC Facility with 75% of excess cash flow (as defined in the Credit Agreement), reducing to 50% of excess cash flow and 25% of excess cash flow depending on our secured leverage ratio.

Term Facility—As of March 31, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the three months ended March 31, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2019	$17
2020	23
2021	23
2022	23
2023	23
Thereafter	2,128
$2,237

Additionally, as of March 31, 2019, there were approximately $297 million of Term Facility letters of credit issued (including $48 million of financial letters of credit) under the Credit Agreement, leaving approximately $13 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of March 31, 2019, we had approximately $178 million in borrowings and $108 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $714 million of available capacity under this facility. During the three months ended March 31, 2019, the maximum borrowing under the Revolving Credit Facility was $317 million. We also have a $1.39 billion LC Facility that is scheduled to expire in May 2023. As of March 31, 2019, we had approximately $1.37 billion of letters of credit outstanding, leaving $19 million of available capacity under the LC Facility. If we borrow funds under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at March 31, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at March 31, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at March 31, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at March 31, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Credit Agreement Covenants—The Credit Agreement includes the following financial covenants that are tested on a quarterly basis:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Credit Agreement Covenants Compliance—As of March 31, 2019, we were in compliance with all our restrictive and financial covenants under the Credit Agreement. The financial covenants as of March 31, 2019 are summarized below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.50x	2.47x
Maximum total leverage ratio	4.25x	2.50x
Minimum liquidity	$200 million	$1,140 million

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the banks associated with the Credit Agreement were to cease operations, or if there is a full or partial break-up of the European Union (“EU”) or its currency, the Euro.

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement. The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of March 31, 2019, there were approximately $205 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $25 million of available capacity.

Letter of Credit Agreement Covenants Compliance—As of March 31, 2019, we were in compliance with all our restrictive and financial covenants under the Letter of Credit Agreement.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Notes Covenants—The Senior Notes Indenture contains covenants that, among other things, provide limits around our ability to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on our capital stock or purchase or redeem our subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Those covenants are subject to various exceptions and limitations.

Senior Notes Covenants Compliance—As of March 31, 2019, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of March 31, 2019, the outstanding borrowing under this facility was approximately $16 million. Future maturities are approximately $8 million for the remainder of 2019 and $8 million in 2020.

Receivables Factoring―During the first quarter of 2019, we sold, without recourse, approximately $35 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40% - 2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $1 million of factoring costs in Other operating income (expense) during the first quarter of 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $31 million under these arrangements during the first quarter of 2019.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	March 31, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,668	$1,095	$1,669	$1,060
Surety Bonds (2)	840	532	842	475

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $360 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $45 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—LEASE OBLIGATIONS

The following tables summarize our leased assets and lease liability obligations:

		March 31, 2019	December 31, 2018
		(In millions)
Leases	Classification
Assets
Operating lease assets	Operating lease right-of-use assets	$401	$-
Finance lease assets (1)	Property, plant and equipment, net	69	70
	Total leased assets	470	70
Liabilities
Current
Operating	Current portion of long-term lease obligations	89	-
Finance	Current portion of long-term lease obligations	8	8
		97	8
Noncurrent
Operating	Long-term lease obligations	330	-
Finance	Long-term lease obligations	64	66
		394	66

	Total lease liabilities	$491	$74

(1)	Our finance leases are represented by:
(a)	A jack-up barge utilized in our MENA region; and
(b)

The Amazon, a pipelay and construction vessel, was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of March 31, 2019, Property, plant and equipment, net included a $51 million asset (net of accumulated amortization of $4 million) and a finance lease liability of approximately $52 million. As of December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a finance lease liability of approximately $53 million.

Our lease cost was as follows:

		Three months ended
		March 31, 2019
	Classification	(In millions)
Operating lease cost (1)	SG&A	$21
Operating lease cost (1)	Cost of operations	19
Finance lease cost
Amortization of leased assets	Cost of operations	2
Interest on lease liabilities	Interest expense, net	1
Net lease cost		$43

(1)	Includes short-term leases and immaterial variable lease costs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future minimum lease payments for our operating and finance lease obligations as of March 31, 2019 are as follows:

	Operating leases	Finance leases	Total
	(In millions)
2019	$75	$10	$85
2020	85	12	97
2021	74	11	85
2022	67	11	78
2023	56	11	67
After 2023	332	44	376
Total lease payments	689	99	788
Less: Interest	(270)	(27)	(297)
Present value of lease liabilities	$419	$72	$491

Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.8
Finance leases	8.9
Weighted-average discount rate
Operating leases	9.6%
Finance leases	8.9%

Supplemental information for our operating and finance lease obligations are as follows:

Other information	March 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(31)
Financing cash flows from finance leases	(2)
Leased assets obtained in exchange for new operating lease liabilities	401
Leased assets obtained in exchange for new finance lease liabilities	-

NOTE 13—PENSION AND POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans covering eligible employees and provide specific postretirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs.

The following table provides contribution information for our Non-U.S. defined benefit pension plans and other postretirement plans at March 31, 2019:

	Non-U.S. Pension Plans	Other Postretirement Plans
	(In millions)
Contributions made through March 31, 2019	$7	$-
Contributions expected for the remainder of 2019	7	2
Total contributions expected for 2019	$14	$2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a breakdown of the components of the net periodic benefit cost (income) associated with our defined benefit pension plans for the periods indicated:

	Three Months Ended March 31,
	2019 (2)	2018 (2)
	(In millions)
U.S. pension plans:
Service cost	$-	$-
Interest cost	5	4
Expected return on plan assets	(4)	(5)
Amortization of prior service (credits) costs	-	-
Net periodic benefit cost (income) (1)	$1	$(1)

Non-U.S. pension plans:
Service cost	$3	$-
Interest cost	4	-
Expected return on plan assets	(6)	-
Amortization of prior service (credits) costs	-	-
Net periodic benefit cost (income) (1)	$1	$-
(1)

The components of net periodic benefit cost (income) other than the service cost component are included in Other non-operating (income) expense, net in our Statements of Operations. The service cost component is included in Cost of operations and SG&A, in our Statements of Operations, along with other compensation costs rendered by the participating employees.

(2)	Net periodic benefit cost for our other postretirement plans is not material.

We recognize mark-to-market fair value adjustments on defined benefit pension and other postretirement plans in Other non-operating (income) expense, net in our Statements of Operations in the fourth quarter of each year.

NOTE 14—ACCRUED LIABILITIES

	March 31, 2019	December 31, 2018
	(In millions)
Accrued contract costs	$855	$796
Advances from equity method and proportionally consolidated joint ventures and consortiums (1)	139	148
Income taxes payable	45	69
Other accrued liabilities (2)	655	551
Accrued liabilities	$1,694	$1,564

(1)	Represents advances from the joint ventures and consortiums in which we participate. See Note 9, Joint Venture and Consortium Arrangements, for further discussion.
(2)	Represents various accruals that are each individually less than 5% of total current liabilities.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

The following table presents the fair value of our financial instruments as of March 31, 2019 and December 31, 2018 that are (1) measured and reported at fair value in the Financial Statements on a recurring basis and (2) not measured at fair value on a recurring basis in the Financial Statements:

	March 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(54)	(54)	$-	$(54)	$-
Not measured at fair value on recurring basis
Debt and capital lease obligations (2)	(3,625)	(3,321)	-	(3,233)	(88)

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(39)	$(39)	$-	$(39)	$-
Not measured at fair value on recurring basis
Debt and capital lease obligations (2)	(3,633)	(3,287)	-	(3,197)	(90)

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

The carrying amounts that we have reported for our other financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility debt approximate their fair values due to the short maturity of those instruments.

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives—The notional value of our outstanding foreign exchange rate derivative contracts totaled $887 million as of March 31, 2019, with maturities extending through August 2022. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of March 31, 2019, the fair value of these contracts was in a net liability position totaling approximately $10 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of March 31, 2019, we have approximately $14 million of unrealized net losses in AOCI in connection with foreign exchange rate derivatives designated as cash flow hedges, and we expect to reclassify approximately $6 million of deferred losses out of AOCI by March 31, 2020, as hedged items are recognized in earnings.

Interest Rate Derivatives—On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through March 31, 2019. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

our interest expense. As of March 31, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $45 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of March 31, 2019, in connection with the interest rate swap arrangement, we have approximately $45 million of unrealized net losses in AOCI, and we expect to reclassify approximately $8 million of deferred losses out of AOCI by March 31, 2020, as the hedged items are recognized in earnings.

The following table presents the total fair value of the derivatives by underlying risk and balance sheet classification:

	March 31, 2019		December 31, 2018
	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges
	(In millions)
Other current assets	$3	$3	$3	$3
Other non-current assets	1	-	-	-
Total derivatives asset	$4	$3	$3	$3

Accrued liabilities	$17	$2	$10	$3
Other non-current liabilities	42	-	32	-
Total derivatives liability	$59	$2	$42	$3

The following table presents the total value, by underlying risk, recognized in other comprehensive income and reclassified from AOCI to the Statements of Operations, in connection with derivatives:

	Three months ended March 31,
	2019	2018
	(In millions)
Amount of gain (loss) recognized in other comprehensive income (loss)
Foreign exchange hedges	$(7)	$1
Interest rate hedges	(15)	-
Loss recognized on derivatives designated as cash flow hedges
Foreign exchange hedges
Revenue	1	-
Cost of operations	1	-
Interest rate hedges
Interest expense	1	-
Gain recognized on derivatives not designated as cash flow hedges
Foreign exchange hedges
Revenue	1	-

NOTE 17—INCOME TAXES

During the three months ended March 31, 2019, we recognized an income tax benefit of $21 million (effective tax rate of 26.9%), compared to tax expense of $21 million (effective tax rate of 38.2%) for the three months ended March 31, 2018.

Our provision for the first quarter 2019 benefitted from the settlement of a customer claim ($18 million) and a favorable court ruling on tax matters ($16 million) offset by nondeductible, state and other expenses ($30 million).

Prior to the Combination, we used the discrete-period method to compute our interim tax provision, due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. Consequently, the actual effective rate was reported during the first quarter 2018. The discrete-period method is applied when the application of the estimated annual effective tax rate is

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

impractical, because it is not possible to reliably estimate the annual effective tax rate. Prior to the Combination, CB&I used the estimated annual effective tax rate approach to calculate its interim tax provision related to ordinary income. Beginning in the third quarter of 2018, we began utilizing an estimated annual effective tax rate approach on a combined company basis.

During the first quarter of 2019, our unrecognized tax benefits decreased $16 million, due to the favorable court ruling referenced above. We do not anticipate significant changes to this balance in the next 12 months.

NOTE 18—STOCKHOLDERS’ EQUITY AND EQUITY-BASED INCENTIVE PLANS

Shares Outstanding and Treasury Shares―The changes in the number of shares outstanding and treasury shares held by us are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Shares outstanding
Beginning balance	181	95
Common stock issued	2	1
Purchase of common stock	(1)	-
Ending balance	182	95

Shares held as Treasury shares
Beginning balance	3	3
Purchase of common stock	1	-
Retirement of common stock	(1)	-
Ending balance	3	3

Ordinary shares issued at the end of the period (1)	184	98
(1)	Amounts in this table may not sum due to rounding.

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

Stock-Based Compensation Expense―During the three months ended March 31, 2019 and 2018, we recognized $6 million and $3 million, respectively, of stock-based compensation expense, primarily within SG&A in our Statements of Operations. In addition, during the three month ended March 31, 2019 and 2018, we recognized $2 million and $4 million, respectively, of compensation expense associated with awards classified as liability awards as of the end of those respective periods.

Accumulated Other Comprehensive (Loss) Income―The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Foreign currency translation adjustments ("CTA")	$(112)	$(73)
Net unrealized loss on derivative financial instruments	(59)	(40)
Defined benefit pension and other postretirement plans	6	6
Accumulated other comprehensive loss	$(165)	$(107)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (1)	Defined benefit pension and other postretirement plans	TOTAL
	(In millions)
December 31, 2017	$(49)	$(1)	$-	$(50)
Other comprehensive income before reclassification	(1)	-	-	(1)
Amounts reclassified from AOCI (2)	-	-	-	-
Net current period other comprehensive income	(1)	-	-	-
March 31, 2018	$(50)	$(1)	$-	$(51)

December 31, 2018	(73)	(40)	6	(107)
Other comprehensive income before reclassification	(39)	(22)	-	(61)
Amounts reclassified from AOCI (2)	-	3	-	3
Net current period other comprehensive income	(39)	(19)	-	(58)
March 31, 2019	$(112)	$(59)	$6	$(165)

(1)	Refer to Note 16, Derivative Financial Instruments, for additional details.
(2)	Amounts are net of tax, which was not material in three months ended March 31, 2019 and 2018.

Noncontrolling Interest―In 2002, P.T. Sarana Interfab Mandiri (“PTSIM”) acquired a 25% participating interest in our subsidiary, PT McDermott Indonesia (“PTMI”). After two years, PTSIM had the option to sell its interest to us for $5 million plus PTSIM’s share of PTMI undistributed earnings to the date of such sale. In January 2019, McDermott and PTSIM entered into framework agreement, restructuring the PTMI shareholders agreement, whereby PTSIM waived its put option right and exchanged its participating interest in PTMI to a non-participating interest in exchange for a payment of approximately $29 million, payable in three installments during 2019. During the three months ended March 31, 2019, we paid approximately $5 million and have a remaining liability of approximately $24 million.

NOTE 19—REDEEMABLE PREFERRED STOCK

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

Redeemable Preferred Stock—The Redeemable Preferred Stock will initially have an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock will be entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum. Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, 2019 dividend payment date and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividend (i.e., a paid-in-kind (“PIK”) dividend).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the warrants described below (separately included within Capital in excess of par value in our Balance Sheet). The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. Through March 31, 2019, we recorded cumulative accretion of approximately $5 million with respect to the Redeemable Preferred Stock, including approximately $4 million during the three months ended March 31, 2019. As of March 31, 2019, the Redeemable Preferred Stock balance was $243 million, adjusted for accretion and the PIK dividend of approximately $10 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock.

Warrants—The Warrants are exercisable at any time after the earlier of (1) any change of control or the commencement of proceedings for the voluntary or involuntary dissolution, liquidation or winding up of us and (2) the first anniversary of the Closing Date, and from time to time, in whole or in part, until the tenth anniversary of the Closing Date. The fair value measurement of the Warrants was based on the market-observable fair value of our common stock upon issuance and thus represented a level 1 input.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 20—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2019 (1)	2018 (2)
	(In millions, except per share amounts)
Net (loss) income attributable to McDermott	$(56)	$35
Dividends on redeemable preferred stock	(10)	-
Accretion of redeemable preferred stock	(4)	-
Net (loss) income attributable to common stockholders	$(70)	$35

Weighted average common stock (basic)	181	95
Effect of dilutive securities:
Stock-based awards	-	-
Warrants and preferred stock	-	-
Weighted average common stock (diluted)	181	95

Net (loss) income per share attributable to common stockholders
Basic:	$(0.39)	$0.37
Diluted:	$(0.39)	$0.37

(1)

The effects of stock-based awards, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for the three months ended March 31, 2019 due to the net loss for the period.

(2)

Approximately 0.4 million shares underlying outstanding stock-based awards for the three months ended March 31, 2018 were excluded from the computation of diluted earnings per share during the period because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive in each of those years.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) entitled Refineria de Cartagena S.A. v. Chicago Bridge & Iron Company N.V., et al., which was commenced on March 8, 2016 in connection with a large, cost reimbursable refinery construction project in Colombia completed by CB&I in 2015. Refineria de Cartagena, the customer on the project, is alleging that we are responsible for certain cost overruns, delays and consequential damages on the project. The customer is claiming total damages in excess of $4.5 billion. We have asserted a counterclaim against the customer for approximately $250 million. The parties are currently preparing witness statements, expert reports and other filings that are scheduled to be submitted to the tribunal on a date to be determined, but which is expected to be in early to mid-summer 2019. Hearings are scheduled to take place between April and June 2020. The venue for the arbitration hearings is New York, New York. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves for this matter were not significant as of March 31, 2019. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.

In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) entitled CBI Constructors Pty & Kentz Pty Ltd and Chevron Australia Pty Ltd., which was commenced on or about May 17, 2017, with the customer for one of CB&I’s previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to reimbursable billings. The matter has been bifurcated, with hearings on entitlement held in November 2018 and hearings on the amount of damages scheduled for September 2019. In December 2018, the tribunal issued an interim award on entitlement, finding that the joint venture was not overpaid for its craft labor but that certain overpayments were made to the joint venture for its staff. As a result, we and our joint venture counterparty are asserting claims against the customer of approximately $103 million for certain unpaid invoices and other set-offs, and the customer is asserting that it has overpaid the joint venture by $189 million, less the amounts owed to the joint venture. Accordingly, as of March 31, 2019, we have established a reserve of approximately $55 million in the acquired balance sheet from the Combination, which equates to $85 million at the joint venture level.

Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to Westinghouse Electric Company LLC (“WEC”). In connection with the transaction, a post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC to account for any difference between target working capital and actual working capital as finally determined pursuant to the terms of the purchase agreement. On April 28, 2016, WEC delivered to us a purported closing statement that estimated closing working capital was negative $976.5 million, which was $2.1 billion less than the target working capital amount. In contrast, we calculated closing working capital to be $1.6 billion, which was $427.8 million greater than the target working capital amount. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims, and we requested an injunction barring WEC from bringing such claims. On December 2, 2016, the Court of Chancery granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process set forth in the purchase agreement, which includes the use of an independent auditor to resolve the working capital dispute. We appealed that ruling to the Delaware Supreme Court. Due to WEC’s bankruptcy filing on March 29, 2017, all claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties’ request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. Oral argument before the Delaware Supreme Court was held on May 3, 2017, and on June 27, 2017, the Delaware Supreme Court overturned the decision of the Court of Chancery and instructed the Court of Chancery to issue an order enjoining WEC from submitting certain claims to the independent auditor. The parties have discussed those matters still subject to the dispute resolution process and the selection of a new independent auditor to replace the previous auditor, who had resigned. We do not believe a risk of material loss is probable related to this matter, and, accordingly, no amounts have been accrued as of March 31, 2019. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We believe the Delaware Supreme Court ruling significantly improved our position on this matter and intend to continue pursuing our rights under the purchase agreement.

Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos at various locations. We review and defend each case on its own merits and make accruals based on the probability of loss and best estimates of potential loss. We do not believe any unresolved asserted claim will have a material adverse effect on our future results of operations, financial position or cash flow. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of loss or estimate future losses. We do not believe a risk of material loss is probable related to these matters, and, accordingly, our reserves were not significant as of March 31, 2019. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements and other sources, we are unable to quantify the amount that we may recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Mercury Litigation—Certain of our subsidiaries are co-defendants in a group of consolidated “toxic exposure” claims, involving 54 plaintiffs who allege that they were exposed to mercury while working in a chlorine manufacturing facility located in Muscle Shoals, Alabama. The matter was commenced on December 14, 2011 and is captioned Aretha Abernathy, et al. v. Occidental Chemical Corp., et al., CV 11-900266, Circuit Court of Colbert County, Alabama. The plaintiffs consist of former employees of subsidiaries of CB&I, as well as other defendants. No trial date has been set. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves were not significant as of March 31, 2019. While it is possible that a loss may be incurred (absent insurance coverage), we are unable at this time, to estimate the range of potential loss, if any. Further, we believe we are entitled to coverage under various insurance policies, though certain carriers have issued letters reserving their rights to contest their obligations to indemnify us.  Discussions between us and the carriers continue over coverage for these matters.

In addition, under the terms of certain insurance policies, additional deductible amounts may be due upon a resolution of these matters, either by settlement or judgment. We do not believe a risk of material loss is probable for additional deductible amounts due upon resolution of these matters, and accordingly, our reserves for this matter were not significant as of March 31, 2019.

Labor Litigation—A former employee of one of our subsidiaries commenced a class action lawsuit under the Fair Labor Standards ACT (“FLSA”) entitled Cantrell v. Lutech Resources, Inc., (S.D. Texas 2017) Case No. 4:17-CV-2679 on or about September 5, 2017, alleging that he and his fellow class members were not paid one and one half times their normal hourly wage rates for hours worked that exceeded 40 hours in a work week. Our subsidiary has yet to answer the allegations in the complaint, as agreed by the parties, in order to allow mediation to take place. The first mediation session commenced in October 2018 and is ongoing. We do not believe a risk of material loss is probable related to this matter, and, accordingly, our reserves for this matter were not significant as of March 31, 2019. While it is possible that a loss may be incurred, we are unable at this time, to estimate the range of potential loss, if any.

Pre-Combination CB&I Securities Litigations—On March 2, 2017, a complaint was filed in the United States District Court for the Southern District of New York seeking class action status on behalf of purchasers of CB&I common stock and alleging damages on their behalf arising from alleged false and misleading statements made during the class period from October 30, 2013 to June 23, 2015. The case is captioned: In re Chicago Bridge & Iron Company N.V. Securities Litigation, No. 1:17-cv-01580-LGS (the “Securities Litigation”). The defendants in the case are: CB&I; a former chief executive officer of CB&I; a former chief financial officer of CB&I; and a former controller and chief accounting officer of CB&I. On June 14, 2017, the court named ALSAR Partnership Ltd. as lead plaintiff. On August 14, 2017, a consolidated amended complaint was filed alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, arising out of alleged misrepresentations about CB&I’s accounting for the acquisition of The Shaw Group, CB&I’s accounting with respect to the two nuclear projects being constructed by The Shaw Group, and CB&I’s financial reporting and public statements with respect to those two projects. On May 24, 2018, the court denied defendants’ motion to dismiss and the parties are currently engaged in the discovery process. On February 4, 2019, lead plaintiff ALSAR Partnership Ltd. and additional plaintiffs Iron Workers Local 40, 361, & 417 – Union Security Funds and Iron Workers Local 580 – Joint Funds moved for class certification and appointment as class representatives. That motion remains pending. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of March 31, 2019. We believe the claims are without merit and intend to defend against them vigorously.

On October 26, 2018, two actions were filed by individual plaintiffs based on allegations similar to those alleged in the Securities Litigation. On February 25, 2019, a third action was filed by an individual plaintiff based on similar allegations. All three actions were filed in the United States District Court for the Southern District of New York and are captioned Gotham Diversified Neutral Master Fund, LP, et al. v. Chicago Bridge & Iron Company N.V. et al., Case No. 1:18-cv-09927 (the “Gotham Action”); Appaloosa Investment L.P., et al., v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:18-cv-09928 (the “Appaloosa Action”) and CB Litigation Recovery I, LLC v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:19-cv-01750 (the “CB Litigation Recovery Action”). Besides CB&I, the other defendants in all three cases are the same individual defendants as in the Securities Litigation described above. Plaintiffs assert causes of action based on alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 thereunder, along with common law causes of action. On January 25, 2019, the defendants filed in the Gotham and Appaloosa Actions partial motions to dismiss the causes of actions asserted under Section 18 of the Exchange Act and the common law causes of action, which are currently pending. On March 25, 2019, the court entered a stipulation and order staying the CB Recovery Action pending a ruling on the partial motions to dismiss in the Gotham and Appaloosa Actions and making the decision on the partial motions to dismiss the Gotham and Appaloosa Actions applicable to the CB Recovery Action. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of March 31, 2019. We believe the claims are without merit and intend to defend against them vigorously.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On or about November 2, 2017, a complaint was filed in the District Court of Montgomery County, Texas by Daniel Cohen and associated individuals and corporations, alleging causes of action under both common and state law for alleged false and misleading statements related to CB&I’s acquisition of The Shaw Group in 2013, particularly with regard to two nuclear projects being constructed by Shaw in South Carolina and Georgia. The case is captioned Daniel Cohen, et al. v. Chicago Bridge & Iron Company, N.V., et al., No. 17-10-12820. The other defendants are the same individual defendants as in the Securities Litigation described above. The plaintiffs alleged that the individual defendants made, or had authority over the content and method of communicating information to the public, including the alleged misstatements and omissions detailed in the complaint, resulting in a financial loss on shares of stock purchased by the plaintiffs. Discovery in this matter is proceeding. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of March 31, 2019. We believe the claims are without merit and intend to defend against them vigorously.

Trade Secrets Dispute—We were in litigation in a matter entitled TechnipFMC plc v. Mukherjee, et al., Cause No. 2018-53084, 164th Judicial District, Harris County, Texas, which was commenced on August 9, 2018. The plaintiff alleges that one of our executive officers misappropriated certain confidential information and trade secrets when he left the plaintiff’s employ for employment with McDermott. The plaintiff also asserts claims for lost profits or, in the alternative, the disgorgement of profits that we may earn under certain contracts which the plaintiff claims would not have been awarded to us but for the use of such confidential information and trade secrets, along with other damages. The court issued orders prohibiting the use of any such information in our possession or the possession of the executive officer, requiring the return of all such documents to the plaintiff and requiring compliance with other terms of the order. McDermott and its executive officer fully complied. The parties settled this matter through a Confidential Settlement Agreement and Mutual Release entered into on April 26, 2019.

Post-Combination McDermott Securities Litigation—On November 15, 2018, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of McDermott common stock and alleging damages on their behalf arising from allegedly false and misleading statements made during the class period from January 24, 2018 to October 30, 2018. The case is captioned: Edwards v. McDermott International, Inc., et al., No. 4:18-cv-04330. The defendants in the case are: McDermott; David Dickson, our president and chief executive officer; and Stuart Spence, our chief financial officer. The plaintiff has alleged that the defendants made material misrepresentations and omissions about the integration of the CB&I business, certain CB&I projects and their fair values, and our business, prospects and operations. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. On January 14, 2019, a related action was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of all shareholders of McDermott common stock as of April 4, 2018 who had the right to vote on the Combination, captioned: The Public Employees Retirement System of Mississippi v. McDermott International, Inc., et al., No. 4:19-cv-00135. The plaintiff has alleged the defendants (which include our chief executive officer and chief financial officer) made material misrepresentations and omissions in the proxy statement we used in connection with the Combination. The plaintiff asserted claims under Section 14(a) and 20(a) of the Exchange Act. We filed a motion to consolidate the two actions, and the court granted that motion on February 22, 2019. The court has not yet appointed a lead plaintiff for either set of claims. We expect to file motions to dismiss all of the claims. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of March 31, 2019. We believe the claims are without merit and we intend to defend against them vigorously.

On March 1, 2019 and March 4, 2019, two essentially identical class action lawsuits were filed in the Harris County (Texas) District Court alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 on behalf of CB&I shareholders who acquired McDermott common stock pursuant or traceable to the Registration Statement on Form S-4 and the related Prospectus we issued in connection with the Combination. These actions are captioned Curti v. McDermott International, Inc., et al., Case No. 2019-15780 and Stremcha v. McDermott International, Inc., et al., Case No. 2019-15473. The defendants, besides McDermott International, Inc., include present officers of McDermott and current and past members of McDermott’s board of directors. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of March 31, 2019. We believe the claims are without merit and we intend to defend against them vigorously.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental matters or for the investigation or remediation of environmental conditions during the remainder of 2019 and 2020. As of March 31, 2019, we had no environmental reserve recorded.

Asset Retirement Obligations (“ARO”)

On March 26, 2019, we signed an agreement to enter into a long-term land lease agreement with Saudi Aramco to establish a fabrication and maritime facility located in Ras Al-Khair, Saudi Arabia. In connection with the contemplated lease, the closure of our current fabrication facility in Dubai, United Arab Emirates, is expected to occur in 2030. ARO recorded as of March 31, 2019 was equal to the present value of the estimated costs to decommission the current fabrication facility and was not material.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2019, we determined that we had approximately $241 million of potential liquidated damages exposure, based on performance under contracts to date, and included $166 million as a reduction in transaction prices related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for the liquidated damages where we have not made a reduction in transaction prices. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

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

Upon completion of the Combination, during the second quarter of 2018, we reorganized our operations around five operating segments. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations, and provide enhanced growth opportunities. Our five operating groups are: NCSA; EARC; MENA; APAC; and Technology. The segment information presented for three months ended March 31, 2018 has been recast to conform to the current presentation. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate expenses, certain centrally managed initiatives (such as restructuring charges), impairments, year-end mark-to-market pension actuarial gains and losses, costs not attributable to a particular reportable segment and unallocated direct operating expenses associated with the underutilization of vessels, fabrication facilities and engineering resources.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intersegment sales are recorded at prices we generally establish by reference to similar transactions with unaffiliated customers and were not material during the three months ended March 31, 2019 or 2018 and are eliminated upon consolidation.

Operating Information by Segment

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues:
NCSA	$1,380	$98
EARC	148	16
MENA	380	345
APAC	155	149
Technology	148	-
Total revenues	$2,211	$608

Operating (loss) income:
Segment operating income:
NCSA	$73	$2
EARC	7	(3)
MENA	66	70
APAC	13	73
Technology	35	-
Total segment operating income	194	142
Corporate (1)	(181)	(77)
Total operating income	$13	$65

Depreciation and amortization:
NCSA	$17	$7
EARC	4	-
MENA	12	6
APAC	5	7
Technology	19	-
Corporate	19	3
Total depreciation and amortization	$76	$23

Capital expenditures (2):
NCSA	$3	$2
EARC	-	-
MENA	4	3
APAC	5	3
Technology	-	-
Corporate	6	10
Total Capital expenditures	$18	$18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets by Segment

	Three Months Ended March 31,
	March 31, 2019	December 31, 2018
	(In millions)
Segment assets:
NCSA	$3,596	$3,257
EARC	1,221	1,169
MENA	1,565	1,472
APAC	1,198	1,147
Technology	2,757	2,752
Corporate (3)	(308)	(357)
Total assets	$10,029	$9,440

(1)

Corporate operating results for the three months ended March 31, 2019 include $69 million and $4 million of restructuring and integration costs and transaction costs, respectively. Corporate operating results for the three months ended March 31, 2018 include $12 million and $3 million of restructuring and integration costs and transaction costs, respectively. See Note 10, Restructuring and Integration Costs and Transaction Costs, for further discussion.

(2)

Capital expenditures reported represent cash purchases. At March 31, 2019 and 2018, we had approximately $19 million and $10 million, respectively, of accrued and unpaid capital expenditures reported in PP&E and accrued liabilities.

(3)	Corporate assets at March 31, 2019 and December 31, 2018 include negative cash balances associated with our international cash pooling program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “McDermott,” “MDR,” “we,” “our,” “us” or the “Company” mean McDermott International, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited Financial Statements and the Notes thereto included in Item 1 of this report and the audited Consolidated Financial Statements and the related Notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “2018 Form 10-K”).

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•

expectations regarding our business combination with CB&I described in Note 3, Business Combination, to the accompanying Financial Statements, and the anticipated benefits of combining CB&I’s business with McDermott’s business;

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
•

expectations regarding the acquisition or divestiture of assets, including expectations regarding the sales of our industrial storage tanks and U.S. pipe fabrication businesses and the timing of, and use of proceeds from, those transactions;

•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in the 2018 Form 10-K. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report and in the 2018 Form 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Overview

We are a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) and technology solutions to the energy industry and design and build end-to-end infrastructure and technology solutions to transport and transform oil and gas into a variety of products. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for liquefied natural gas (“LNG”), power, offshore and subsea, and downstream (includes downstream oil and gas processing facilities and licensed technologies and catalysts) energy projects around the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods. Contracts are usually awarded through a competitive bid process.

Business Combination in 2018

On May 10, 2018 (the “Combination Date”), we completed our combination with Chicago Bridge & Iron Company N.V. (“CB&I”) (the “Combination”) (see Note 3, Business Combination, to the accompanying Financial Statements for further discussion). Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities.

Business Segments

Our five business segments, which represent our reportable segments, are: North, Central & South America (“NCSA”); Europe, Africa, Russia & the Caspian (“EARC”); Middle East & North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects costs that are not allocated to our segments. The segment information presented for the first quarter of 2018 has been recast to conform to the 2019 presentation. For financial information about our segments, see Note 22, Segment Reporting, to the accompanying Financial Statements.

•

NCSA—Our NCSA segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, gas-fired power plants, LNG import and export terminals, atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities and performs pipe and module fabrication. Our March 31, 2019 RPOs composition by product offering 53% LNG, 34% Downstream, 8% Power and 5% Offshore & Subsea. We anticipate the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

majority of future opportunities over the intermediate term are likely to be in the U.S. LNG and petrochemical markets. Our March 31, 2019 RPOs distribution for this segment by contracting type was approximately 91% fixed-price and hybrid and 9% cost-reimbursable and other.

•

EARC―Our EARC segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our March 31, 2019 RPOs composition by product offering was 61% Offshore & Subsea and 39% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the downstream oil & gas markets in Russia and upstream and LNG projects in Africa.

•

MENA―Our MENA segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, downstream oil & gas facilities, hydrocarbon processing facilities, atmospheric and refrigerated storage vessels and terminals, and performs pipe fabrication and manufacturing. Our March 31, 2019 RPOs composition by product offering was 78% Offshore & Subsea and 22% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Middle East offshore market.

•

APAC—Our APAC segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, refining and petrochemical facilities, hydrocarbon processing facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our March 31, 2019 RPOs composition by product offering was 93% Offshore & Subsea and 7% Downstream, which was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in India and Australia.

•

Technology―Our Technology segment is a leading technology licensor of proprietary gas processing, refining, petrochemical and coal gasification technologies as well as a supplier of proprietary catalysts, equipment and related engineering services. These technologies are critical in the refining of crude oil into gasoline, diesel, jet fuel and lubes, the manufacturing of petrochemicals and polymers, as well as the gasification of coal into syngas. The Technology segment also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. Our March 31, 2019 RPOs composition for this segment was 100% Downstream and primarily comprised of fixed-price contracts.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of March 31, 2019 was $190 million and primarily related to the Cameron LNG project and the Freeport LNG Trains 1 & 2 projects. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Summary information for our significant ongoing loss projects as of March 31, 2019 is as follows:

Cameron LNG―At March 31, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (within our NCSA operating group) was approximately 65% complete on a post-Combination basis (approximately 90% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $128 million. For these purposes (and for purposes of the discussion below), when we refer to a percentage of completion on a pre-Combination basis, we are referring to the cumulative percentage of completion, which includes progress made prior to the Combination Date. In accordance with U.S. GAAP, as of the Combination Date, we reset the progress to completion for all of CB&I’s projects then in progress to 0% for accounting purposes based on the remaining costs to be incurred as of that date.

Freeport LNG―At March 31, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (within our NCSA operating group) were approximately 80% complete on a post-Combination basis (approximately 95% on a pre-Combination basis) and had an accrued provision for estimated losses of approximately $19 million. During the three months ended March 31, 2019, the project was negatively impacted by $27 million due to changes in cost estimates resulting from increases in construction and subcontractor costs. These cost estimate increases were partially offset by the recording of approximately $11 million of incentive revenues. Additionally, Freeport LNG Train 3 was positively impacted by $16 million of changes in cost estimates at completion due to increased productivity and savings in indirect costs, resulting in an overall net immaterial impact on operating margin at completion for the Freeport LNG project taken as a whole.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary information for our significant loss projects previously reported in the 2018 Form 10-K that are substantially complete as of March 31, 2019 is as follows:

Calpine Power Project―At March 31, 2019, our U.S. gas turbine power project for Calpine (within our NCSA operating group) was approximately 95% complete on a post-Combination basis (approximately 99% on a pre-Combination basis), and the remaining accrued provision for estimated losses was not significant.

Abkatun-A2 Project―At March 31, 2019, our Abkatun-A2 platform project in Mexico for Pemex (within our NCSA operating group) was approximately 95% complete, and the remaining accrued provision for estimated losses was not significant.

Review of Business Portfolio

We have performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business are non-core for purposes of our vertically integrated offering model. As a result of our review, we identified our industrial storage tank and U.S. pipe fabrication businesses as non-core for purposes of our vertically integrated offering model. As a result and in view of the considerations discussed below under “Liquidity and Capital Resources,” we have identified multiple potential buyers, and have initiated marketing efforts, for each of the two businesses. Any potential sale would be subject to approval by our Board of Directors. Our credit agreement requires us to use proceeds from any sale of a business generating in excess of $500 million in sales proceeds to reduce our outstanding debt.

The financial results of our industrial storage tank and U.S. pipe fabrication businesses are primarily included within our NCSA, MENA and APAC operating groups. Revenues for our industrial storage tank business as a percentage of our consolidated Revenues were approximately 11% and 8%, respectively, for the three months ended March 31, 2019 and year ended December 31, 2018. Property, plant and equipment, net for our industrial storage tank business as a percentage of our consolidated Property, plant and equipment, net was approximately 3% as of both March 31, 2019 and December 31, 2018. Revenues for our U.S. pipe fabrication business as a percentage of our consolidated Revenues were approximately 1% for both the three months ended March 31, 2019 and year ended December 31, 2018. Property, plant and equipment, net for our U.S. pipe fabrication business as a percentage of our consolidated Property, plant and equipment, net was approximately 5% and 6%, respectively, as of March 31, 2019 and December 31, 2018. We have not included total assets of the two businesses in the above discussion, as the allocation of goodwill and intangible assets resulting from the Combination has not been completed. Additionally, we have not included a profitability measure (such as operating income) in the above discussion, as the allocation of the corresponding intangible amortization to the two businesses is not complete.

RPOs

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

over the timing of when we perform our work, and, accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis.

Our RPOs by business segment as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018		Change (1)
	(Dollars in millions)
NCSA	$8,581	56%	$5,649	52%	$2,932	52%
EARC	1,914	12%	1,378	12%	536	39%
MENA	2,879	19%	1,834	17%	1,045	57%
APAC	1,401	9%	1,420	13%	(19)	(1)%
Technology	601	4%	632	6%	(31)	(5)%
Total	$15,376	100%	$10,913	100%	$4,463	41%

(1)	Our RPOs increased by $4.5 billion from December 31, 2018, due to new awards of $6.7 billion exceeding the recognition of revenues of $2.2 billion.

Of the RPOs as of March 31, 2019, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$6,189	$5,119	$4,068

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2019 vs three months ended March 31, 2018

Revenue

Revenues increased by 264%, or $1.6 billion, in the first quarter of 2019 compared to the first quarter of 2018, reflecting a $1.5 billion increase due to the Combination, partially offset by reduced revenues from legacy McDermott projects.

	Three months ended March 31,
	2019	2018	Change
	(In millions)			Percentage
Revenues:
NCSA	$1,380	$98	$1,282	1,308%
EARC	148	16	132	825
MENA	380	345	35	10
APAC	155	149	6	4
Technology	148	-	148	NA
Total	$2,211	$608	$1,603	264%

NCSA—Revenues increased by 1,308%, or $1.3 billion (including an increase of $1.2 billion due to the Combination), compared to the first quarter of 2018.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $409 million combined);
•	construction progress on our ethane projects in Texas and Louisiana (approximately $335 million combined); and
•	various power projects in the United States.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2018, a variety of projects and activities contributed to revenues, including:

•	fabrication activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico;
•	substantial completion of onshore activity on the Atlanta SURF project in Brazil; and
•	fabrication activity progress on BP Angelin EPCI, a gas field project.

EARC—Revenues increased by 825%, or $132 million (including an increase of $61 million due to the Combination), compared to the first quarter of 2018.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering and procurement activities on the TOTAL Tyra Redevelopment EPCI project (“Tyra Redevelopment project”), awarded in the fourth quarter of 2017;
•	ongoing procurement activities for an oil refinery expansion project in Russia; and
•	engineering, procurement and supply of process equipment for a deep conversion complex built at a refinery in central Russia.

In the first quarter of 2018, revenue was primarily associated with the commencement of the Tyra Redevelopment project.

MENA—Revenues increased by 10%, or $35 million (including an increase of $109 million due to the Combination), compared to the first quarter of 2018.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	procurement, fabrication and marine activities on the Saudi Aramco Safaniya phase 6 project, awarded in the fourth quarter of 2017;
•	engineering and procurement activities on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on Abu Dhabi National Oil Company crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC; and
•	close out activities on the substantially complete Saudi Aramco Safaniya phase 5 project.

In the first quarter of 2018, a variety of projects and activities contributed to revenues, including:

•	engineering and fabrication progress and pipelay activity by our DB 32 vessel on the Saudi Aramco Safaniya phase 5 project;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the Saudi Aramco Long-Term Agreement (“LTA II”);
•	a marine campaign for hookup activities and fabrication on two Saudi Aramco EPCI projects;
•	commencement of two Saudi Aramco projects, the Safaniya phase 6 project, awarded in the fourth quarter of 2017, and the 13 Jackets project, awarded in the first quarter of 2018; and
•	marine offshore campaign progress on the Saudi Aramco four jackets and three observation platform project, which was awarded in the fourth quarter of 2016.

APAC—Revenues increased by 4%, or $6 million (including an increase of $26 million due to the Combination), compared to the first quarter of 2018.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	substantial completion of initial offshore campaign by our DLV 2000 vessel on a subsea installation project in India; and
•	close out activities on a completed project and progress on various other projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2018, a variety of projects and activities contributed to revenues, including:

•	the Inpex Ichthys project;
•	commencement of the offshore campaign on the Greater Western Flank Phase 2 project in Australia, as the project progressed from the fabrication phase to prelay campaign; and
•	progress on marine installation activities on the Vashishta subsea field infrastructure development EPCI project in India, which is substantially complete.

Technology—Revenues during the first quarter of 2019 were $148 million (all of which was due to the Combination) and were primarily associated with licensing and proprietary equipment activities in the petrochemical and refining markets and also the sale of catalyst materials.

Segment Operating Income

Segment operating income in the first quarter of 2019 was $194 million compared to segment operating income of $142 million in the first quarter of 2018. Our first quarter 2019 operating results included $160 million of operating income due to the Combination (including $34 million of project-related and other intangible assets, inventory and investment in unconsolidated affiliates-related amortization).

	Three months ended March 31,
	2019	2018	Change
	(In millions)			Percentage
Segment operating income:
NCSA	$73	$2	$71	3,550%
EARC	7	(3)	10	333
MENA	66	70	(4)	(6)
APAC	13	73	(60)	(82)
Technology	35	-	35	NA
Total	$194	$142	$52	37%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NCSA—Segment operating income was $73 million and $2 million during the first quarters of 2019 and 2018, respectively. Our first quarter of 2019 operating results increased by $96 million, compared to the prior-year period, due to the impact of the Combination (including $10 million of amortization for project, other intangible assets and inventory related fair value adjustments).

In the first quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	construction progress and cost savings on our ethane projects in Texas and Louisiana; and
•	construction progress on various power projects in the United States.

These benefits were partially offset by charges resulting from changes in estimates for a subsea pipeline flowline installation project due to execution challenges.

During the three months ended March 31, 2019, the Freeport LNG Trains 1 & 2 project was negatively impacted by $27 million due to changes in cost estimates resulting from increases in construction and subcontractor costs. These cost estimate increases were partially offset by the recording of approximately $11 million of incentive revenues. Additionally, Freeport LNG Train 3 was positively impacted by $16 million of changes in cost estimates at completion due to increased productivity and savings in indirect costs, resulting in the Freeport LNG project having a net immaterial impact on our operating margin during the period.

In the first quarter of 2018, higher activity on the Atlanta SURF project in Brazil, which was substantially complete in the first quarter of 2018, contributed to operating income.

The first quarter of 2018 operating income was unfavorably impacted by fabrication and procurement related cost changes on certain active projects, none of which individually was material.

EARC—Segment operating income was $7 million in the first quarter of 2019 compared to a segment operating loss of $3 million in the first quarter of 2018. Our first quarter 2019 operating results increased by $3 million due to the impact of the Combination (including $3 million of project-related and other intangible assets amortization).

In the first quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	progress on engineering and procurement activities on the Tyra Redevelopment project;
•	ongoing procurement activities for an oil refinery expansion project in Russia; and
•	set-up activities and preparation of long-lead items on the BP Tortue EPCI project.

In the first quarter of 2018, our project results were partially offset by selling, general and administrative expenses and losses from our investment in the io Oil and Gas unconsolidated joint venture.

MENA—Segment operating income in the first quarters of 2019 and 2018 was $66 million and $70 million, respectively. Our first quarter 2019 operating results increased by $25 million due to the impact of the Combination (including $4 million of project-related and other intangible assets and investment in unconsolidated affiliate-related amortization).

In the first quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	procurement, fabrication and marine activities on the Saudi Aramco Safaniya phase 6 project, awarded in the fourth quarter of 2017, as well as cost savings on the project;
•	close-out activities and cost savings on the substantially complete Saudi Aramco Safaniya phase 5 project;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC, as well as cost savings on the project;
•	engineering and procurement progress on Abu Dhabi National Oil Company crude flexibility projects in Ruwais, UAE, awarded in the first quarter of 2018; and
•	income from our unconsolidated joint venture with CTCI.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2018, a variety of projects and activities contributed to operating income, including:

•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	engineering and fabrication progress and pipelay activity by our DB 32 vessel on the Saudi Aramco Safaniya phase 5 project;
•	marine offshore campaign progress on the Saudi Aramco four jackets and three observation platform project, which was awarded in the fourth quarter of 2016;
•	the marine campaign for hookup activities and fabrication on two Saudi Aramco EPCI projects;
•	commencement of two Saudi Aramco projects, the Safaniya phase 6 project, awarded in the fourth quarter of 2017, and the 13 Jackets project, awarded in the first quarter of 2018; and
•	commencement of the third phase of a large Middle East pipeline repair-related project, awarded in the fourth quarter of 2017.

APAC—Segment operating income in the first quarters of 2019 and 2018 was $13 million and $73 million, respectively. During the first quarter of 2019, APAC did not materially benefit from the Combination.

In the first quarter of 2019, cost savings and close-out activities on completed projects contributed to operating income, partially offset by cost increases and weather downtime on various projects.

In the first quarter of 2018, a variety of projects and activities contributed to operating income, including:

•	close out of outstanding change orders on active and completed projects;
•	commencement of the offshore campaign on the Greater Western Flank Phase 2 project, in Australia, as the project progressed from the fabrication phase to prelay campaign; and
•	reimbursement for vessel standby and downtime costs incurred on active and completed projects.

Technology—Segment operating income during the first quarter of 2019 was $35 million (including $17 million of project-related and other intangible assets and investment in unconsolidated affiliate-related amortization). The results were primarily associated with licensing and proprietary equipment activity, as well as the supply of catalyst materials, and included equity income from our unconsolidated joint venture, Chevron Lummus Global, L.L.C.

Other Items in Operating Income

Corporate and Other

	Three months ended March 31,
	2019	2018	Change
	(In thousands)			Percentage
Corporate and Other	$(181)	$(77)	$(104)	(135)%

The increase in Corporate and Other expenses was primarily due to the following:

•

an increase of $58 million in restructuring and integration costs, primarily related to change-in-control, severance, professional fees and costs of settlement of litigation (see Note 10, Restructuring and Integration Costs and Transaction Costs, to the accompanying Financial Statements); and

•	increased selling, general and administrative expenses for the combined organization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Non-operating Items

Interest expense, net—Interest expense, net, was $92 million and $12 million in the first quarter of 2019 and 2018, respectively.

Interest expense in the first quarter of 2019 was primarily comprised of:

•	$35 million of interest expense and $2 million of deferred debt issuance costs (“DIC”) amortization associated with the issuance of $1.3 billion principal amount of our 10.625% senior notes due 2024;
•	$42 million of interest expense and $3 million of DIC amortization associated with our $2.26 billion senior secured term loan facility; and
~~•~~	$3 million of interest expense and $3 million of DIC amortization associated with the Revolving Credit Facility.

See Note 11, Debt, to the accompanying Financial Statements for further discussion.

Interest expense, net in the first quarter of 2018 was primarily associated with our 8.000% second-lien notes, which were redeemed in May 2018.

Income tax (benefit) expense—During the three months ended March 31, 2019, we recognized an income tax benefit of $21 million (effective tax rate of 26.1%), compared to tax expense of $21 million (effective tax rate of 38.2%) for the three months ended March 31, 2018. Our income tax provision for the first quarter of 2019 benefited from the settlement of a customer claim ($18 million) and a favorable court ruling on tax matters ($16 million), offset by nondeductible, state and other expenses ($30 million).

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows generated from operations and capacity under our revolving credit and other facilities. Our revolving credit and other facilities are also available to provide letters of credit, which are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs. We regularly review our sources and uses of funds and may seek to access capital markets or increase our revolving credit and letter of credit capacity to increase our liquidity position and support our ability to take on larger project awards. We also perform periodic strategic reviews of our business portfolio and may adjust our portfolio to dispose of those portions of our business deemed to be non-core to our vertically integrated offering model.

We believe our cash and cash equivalents on hand, cash flows generated from operations, amounts available under our credit facilities and uncommitted bilateral lines of credit and proceeds from previously announced non-core asset sales will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 21, Commitments and Contingencies to the Financial Statements) and address our normal, anticipated working capital needs for the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed above under “Company Overview – Review of Business Portfolio,” we have identified multiple potential buyers, and have initiated marketing efforts, for the sales of our industrial storage tank and U.S. pipe fabrication businesses. Any potential sale would be subject to approval by our Board of Directors. Our credit agreement requires us to use proceeds from any sale of a business generating in excess of $500 million in sales proceeds to reduce our outstanding debt.

There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations, our ability to access our credit facilities and uncommitted bilateral lines of credit, our ability to access capital markets and our ability to sell non-core assets, at reasonable terms or at all, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under our credit facilities and uncommitted bilateral lines of credit. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2019, we had $739 million of cash, cash equivalents and restricted cash, as compared to $845 million as of December 31, 2018. Approximately $142 million of our cash and cash equivalents as of March 31, 2019 was within our variable interest entities (“VIEs”) associated with our joint venture and consortium arrangements, which is generally only available for use in our operating activities when distributed to the joint venture and consortium participants. As of March 31, 2019, we had approximately $187 million of cash in jurisdictions outside the U.S., principally in the United Arab Emirates, the Netherlands, Ireland, India, the Czech Republic and Bahrain. Approximately 4.7% of our outstanding cash balance is held in countries that have established government-imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

Cash Flow Activities

Operating activities―Net cash (used in) provided by operating activities in the first quarters of 2019 and 2018 was ($244) million and $38 million, respectively.

The cash (used in) provided by operating activities primarily reflected our net (loss) income, adjusted for non-cash items and changes in components of our working capital and changes in our current and non-current liabilities. The changes in our working capital during the three months ended March 31, 2019 were primarily driven by accounts receivable, contracts in progress, net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on RPOs as we complete different phases of our projects.

As of March 31, 2019 and December 31, 2018, negative working capital associated with the Calpine power project and our aggregate proportionate shares of the Cameron LNG and Freeport LNG consortium projects (collectively, the “Focus Projects”) was approximately $506 million and $815 million, respectively.

In the three months ended March 31, 2019, net cash used by working capital was approximately $368 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $638 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $296 million used for the Focus Projects) and projects within our EARC and MENA segments; and

•	Accounts receivable—a net increase of $87 million, primarily due to billings in our NCSA, APAC and Technology segments, partially offset by collections within our EARC and MENA segments.

This increase was partially offset by:

~~•~~	Accounts payable—an increase of $357 million, primarily driven by project progress across all segments and Corporate.

The net increase in current and non-current liabilities of $80 million was primarily driven by our EARC and APAC segments and Corporate, partially offset by our MENA segment. The net increase was primarily associated with accrued contract costs, integration and restructuring costs and a payable to the joint venture member with non-controlling interest, discussed in Note 18, Stockholders’ Equity and Equity-Based Incentive Plans, to the accompanying Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the three months ended March 31, 2018, net cash used by working capital was approximately $15 million.

The components of working capital that used cash were:

•	Accounts receivables—a $68 million increase, primarily due to timing of billings and receipt of payments under project contractual terms; and
•	Accounts payable—a decrease of $90 million, driven by progress across all segments, and due to timing of billings and vendor payments.

The decrease was partially offset by a decrease in Contracts in progress, net of Advance billings on contracts, primarily due to progress on various Saudi Aramco projects, including the lump-sum EPCI project under the LTA II and the Vashishta project, all of which are substantially complete.

Investing activities―Net cash used in investing activities in the first quarter of 2019 was $133 million and was primarily associated with net outflows from advances of $114 million with our third-party consortium participants of proportionately consolidated consortiums (see Note 9, Joint Venture and Consortium Arrangements, to the accompanying Financial Statements) and capital expenditures of $18 million.

Net cash used in investing activities in the first quarter of 2018 was $20 million and was primarily associated with capital expenditures of $18 million.

Financing activities―Net cash provided by (used in) financing activities in the first quarters of 2019 and 2018 was $277 million and $(7) million, respectively.

Net cash provided in the first quarter of 2019 was primarily attributable to:

•	$178 million of net borrowings under the Revolving Credit Facility discussed below; and
•	$116 million of net inflows attributable to advances from our equity method joint ventures and proportionately consolidated consortiums.

The inflows were partially offset by:

•	$6 million of Term Facility payments and $2 million of capital lease payments;
•	$5 million of distributions to a former joint venture member (see Note 18, Stockholders’ Equity and Equity-Based Incentive Plans, to the accompanying Financial Statements); and
•	$4 million of repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Net cash used in the first quarter of 2018 was primarily attributable to repayment of debt and the repurchase of common stock from participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash—During the first quarter of 2019, our cash, cash equivalents and restricted cash balance decreased by $6 million, due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates. The net unrealized loss on our cash, cash equivalents and restricted cash resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of Other comprehensive income (loss). Our cash, cash equivalents and restricted cash held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and, therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

During the first quarter of 2018, the effect of exchange rate changes on cash, cash equivalents and restricted cash was not material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($319.9 million at March 31, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

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

Term Facility—As of March 31, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the three months ended March 31, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The future scheduled maturities of the Term Facility are:

(In millions)
2019	$17
2020	23
2021	23
2022	23
2023	23
Thereafter	2,128
$2,237

Additionally, as of March 31, 2019, there were approximately $297 million of Term Facility letters of credit issued (including $48 million of financial letters of credit) under the Credit Agreement, leaving approximately $13 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of March 31, 2019, we had approximately $178 million in borrowings and $108 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $714 million of available capacity under this facility. During the three months ended March 31, 2019, the maximum borrowing under the Revolving Credit Facility was $317 million. We also have a $1.39 billion LC Facility that is scheduled to expire in May 2023. As of March 31, 2019, we had approximately $1.37 billion of letters of credit outstanding, leaving $19 million of available capacity under the LC Facility. If we borrow funds under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at March 31, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at March 31, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at March 31, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at March 31, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Credit Agreement Covenants Compliance—As of March 31, 2019, we were in compliance with all our restrictive and financial covenants under the Credit Agreement. The financial covenants as of March 31, 2019 are summarized below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.50x	2.47x
Maximum total leverage ratio	4.25x	2.50x
Minimum liquidity	$200 million	$1,140 million

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

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement. The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of March 31, 2019, there were approximately $205 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $25 million of available capacity.

Letter of Credit Agreement Covenants Compliance—As of March 31, 2019, we were in compliance with all our restrictive and financial covenants under the Letter of Credit Agreement.

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

Senior Notes Covenants—The Senior Notes Indenture contains covenants that, among other things, provide limits around our ability to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) make investments or certain other restricted payments; (3) pay dividends or distributions on our capital stock or purchase or redeem our subordinated indebtedness; (4) sell assets; (5) create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; (6) create certain liens; (7) sell all or substantially all of our assets or merge or consolidate with or into other companies; (8) enter into transactions with affiliates; and (9) create unrestricted subsidiaries. Those covenants are subject to various exceptions and limitations.

Senior Notes Covenants Compliance—As of March 31, 2019, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of March 31, 2019, the outstanding borrowing under this facility was approximately $16 million. Future maturities are approximately $8 million for the remainder of 2019 and $8 million in 2020.

Receivables Factoring―During the first quarter of 2019, we sold, without recourse, approximately $35 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40% - 2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $1 million of factoring costs in Other operating income (expense) during the first quarter of 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $31 million under these arrangements during the first quarter of 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	March 31, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,668	$1,095	$1,669	$1,060
Surety Bonds (2)	840	532	842	475

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $360 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $45 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

Finance Lease Obligation

Our significant finance lease obligation is as follows:

The Amazon, a pipelay and construction vessel, was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of March 31, 2019, Property, plant and equipment, net included a $51 million asset (net of accumulated amortization of $4 million) and a finance lease liability of approximately $52 million. As of December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a finance lease liability of approximately $53 million.

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

Redeemable Preferred Stock—The Redeemable Preferred Stock will initially have an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock will be entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum. Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, 2019 dividend payment date and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividend (i.e., a paid-in-kind (“PIK”) dividend).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the warrants described below (separately included within Capital in excess of par value in our Balance Sheet).  The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. Through March 31, 2019, we recorded cumulative accretion of approximately $5 million with respect to the Redeemable Preferred Stock, including approximately $4 million during the three months ended March 31, 2019. As of March 31, 2019, the Redeemable Preferred Stock balance was $243 million, adjusted for accretion and the PIK dividend of approximately $10 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock.

Warrants—The Warrants are exercisable at any time after the earlier of (1) any change of control or the commencement of proceedings for the voluntary or involuntary dissolution, liquidation or winding up of us and (2) the first anniversary of the Closing Date, and from time to time, in whole or in part, until the tenth anniversary of the Closing Date. The fair value measurement of the Warrants was based on the market-observable fair value of our common stock upon issuance and thus represented a level 1 input.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital expenditures for the first quarters of 2019 and 2018 were $18 million and $18 million, respectively, as discussed below:

•	Capital expenditures for the 2019 period were primarily attributable to our vessel and information technology upgrades.
•	Capital expenditures for the 2018 period were primarily attributable to our vessel and information technology upgrades.

During the remainder of 2019, we expect to spend approximately $140 million for capital projects, such as our new administrative headquarters in Houston, Texas and various vessel upgrades and capital maintenance projects.

Other

Shelf Registration Statement―We filed a shelf registration statement with the SEC in September 2018. The registration statement became effective automatically and is scheduled to expire in September 2021. The shelf registration statement enables us to offer and sell shares of our common or preferred stock and issue debt or other securities from time to time.

Other―A portion of our pension plans’ assets are invested in EU government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in EU government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under the Revolving Credit Facility would be sufficient to fund any increases in future contribution requirements.

We are a defendant in a number of lawsuits arising in the normal course of business, and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and, as further information becomes known on pending cases, we may record increases or decreases, as appropriate, for these reserves. See Note 21, Commitments and Contingencies, to the accompanying Financial Statements for a discussion of pending litigation.

Critical Accounting Policies and Estimates

For a discussion of the impact of critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Form 10-K. For a discussion of the impact of the new accounting standards adopted in 2019 on our significant accounting policies, see Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements.

New Accounting Standards

See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements for a discussion of the potential impact of new accounting standards issued but not adopted as of March 31, 2019 on our Financial Statements.

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

At March 31, 2019, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $887 million. The total fair value of these contracts was a net liability of approximately $10 million at March 31, 2019. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $2 million at March 31, 2019. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

We are exposed to fluctuating exchange rates related to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. Net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI by approximately $39 million, net of tax, and our cash balance by approximately $6 million as of March 31, 2019. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Interest Rate Risk

As of March 31, 2019, we continued to utilize a U.S. dollar floating-to-fixed interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through March 31, 2019. Accordingly, changes in the fair value of the swap arrangement are initially recorded in AOCI and then reclassified into earnings in the period in which corresponding interest payments are made. As of March 31, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $45 million. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the Eurodollar rate would have been approximately $56 million at March 31, 2019.

Other

As of March 31, 2019 and December 31, 2018, the fair values of the Term Facility and Senior Notes, based on current market rates for debt with similar credit risk and maturities, were approximately $2.1 billion and $1.1 billion, respectively, and were categorized within level 2 on the valuation hierarchy. See Note 15, Fair Value Measurements, to the accompanying Financial Statements for further discussion of our financial instruments.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting—There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 21, Commitments and Contingencies, to our unaudited Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of various risk factors relating to our business and operations and investments in our securities.

Item 5. Other Information

Effective April 26, 2019, Mr. Samik Mukherjee, former Executive Vice President, Chief Operating Officer, has assumed the role of Group Senior Vice President, Projects.  The assumption of this role is intended to reflect Mr. Mukherjee’s focus on improving project execution.

EXHIBITS

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1*

McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 filed with the SEC on May 11, 2018 (Reg. No. 333-222662).

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

10.1*

Form of 2019 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.2*

Form of 2019 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.3*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.4*

Form of Change in Control Agreement for Operational Officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.5*

Amended and Restated Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

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

April 29, 2019

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ CHRISTOPHER A. KRUMMEL
Christopher A. Krummel Global Vice President, Finance and Chief Accounting Officer

