Form 10-Q
period 2019-06-30
MCDERMOTT INTERNATIONAL INC
filed 2019-07-29
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-08430

McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA	72-0593134
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 N. Eldridge Parkway HOUSTON, TEXAS	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 870-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $1.00 per share	MDR	New York Stock Exchange (NYSE)

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

The number of shares of the registrant’s common stock outstanding at July 25, 2019 was 181,729,320.

TABLE OF CONTENTS

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues	$2,137	$1,735	$4,348	$2,343

Costs and Expenses:
Cost of operations	1,949	1,486	3,967	1,962
Project intangibles and inventory-related amortization	10	12	20	12
Total cost of operations	1,959	1,498	3,987	1,974
Research and development expenses	8	5	16	5
Selling, general and administrative expenses	77	75	149	124
Other intangibles amortization	22	10	44	10
Transaction costs	11	37	15	40
Restructuring and integration costs	20	63	89	75
Loss on asset disposals	102	1	103	1
Total expenses	2,199	1,689	4,403	2,229

Income (loss) from investments in unconsolidated affiliates	3	3	12	(1)
Investment in unconsolidated affiliates-related amortization	(2)	-	(5)	-
Operating (loss) income	(61)	49	(48)	113

Other expense:
Interest expense, net	(100)	(72)	(192)	(83)
Other non-operating expense, net	(2)	(16)	(1)	(14)
Total other expense, net	(102)	(88)	(193)	(97)

(Loss) income before provision for income taxes	(163)	(39)	(241)	16

Income tax benefit	(49)	(84)	(70)	(63)

Net (loss) income	(114)	45	(171)	79

Less: Net income (loss) attributable to noncontrolling interests	18	(2)	17	(3)

Net (loss) income attributable to McDermott	$(132)	$47	$(188)	$82

Dividends on redeemable preferred stock	(10)	-	(20)	-
Accretion of redeemable preferred stock	(4)	-	(8)	-

Net (loss) income attributable to common stockholders	(146)	47	(216)	82

Net (loss) income per share attributable to common stockholders
Basic	$(0.80)	$0.33	$(1.19)	$0.68
Diluted	$(0.80)	$0.33	$(1.19)	$0.68

Shares used in the computation of net (loss) income per share
Basic	182	144	181	120
Diluted	182	144	181	120

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net (loss) income	$(114)	$45	$(171)	$79
Other comprehensive (loss) income, net of tax:
Loss on derivatives	(21)	(12)	(40)	(12)
Foreign currency translation	5	(11)	(34)	(12)
Total comprehensive (loss) income	(130)	22	(245)	55
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	(2)	17	(3)
Comprehensive (loss) income attributable to McDermott	$(148)	$24	$(262)	$58

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(In millions, except per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents ($252 and $146 related to variable interest entities ("VIEs"))	$455	$520
Restricted cash and cash equivalents	327	325
Accounts receivable—trade, net ($45 and $29 related to VIEs)	1,002	932
Accounts receivable—other ($61 and $57 related to VIEs)	235	175
Contracts in progress ($167 and $144 related to VIEs)	932	704
Project-related intangible assets, net	94	137
Inventory	42	101
Other current assets ($31 and $24 related to VIEs)	152	139
Total current assets	3,239	3,033
Property, plant and equipment, net	2,054	2,067
Operating lease right-of-use assets	383	-
Accounts receivable—long-term retainages	68	62
Investments in unconsolidated affiliates	446	452
Goodwill	2,704	2,654
Other intangibles, net	948	1,009
Other non-current assets	156	163
Total assets	$9,998	$9,440

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Revolving credit facility	$379	$-
Short-term borrowing and current maturities of long-term debt	62	30
Current portion of long-term lease obligations	96	8
Accounts payable ($307 and $277 related to VIEs)	1,206	595
Advance billings on contracts ($389 and $717 related to VIEs)	1,438	1,954
Project-related intangible liabilities, net	38	66
Accrued liabilities ($76 and $136 related to VIEs)	1,467	1,564
Total current liabilities	4,686	4,217
Long-term debt	3,388	3,393
Long-term lease obligations	379	66
Deferred income taxes	46	47
Other non-current liabilities	705	664
Total liabilities	9,204	8,387
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	257	230
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 255 shares;
issued 185 and 183 shares, respectively	185	183
Capital in excess of par value	3,549	3,539
Accumulated deficit	(2,935)	(2,719)
Accumulated other comprehensive loss	(181)	(107)
Treasury stock, at cost: 3 and 3 shares, respectively	(96)	(96)
Total McDermott Stockholders' Equity	522	800
Noncontrolling interest	15	23
Total stockholders' equity	537	823
Total liabilities and stockholders' equity	$9,998	$9,440

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2019	2018
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(171)	$79
Non-cash items included in net (loss) income:
Loss on disposal of APP	101	-
Depreciation and amortization	137	80
Debt issuance cost amortization	21	17
Stock-based compensation charges	11	28
Deferred taxes	(1)	(100)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(164)	278
Contracts in progress, net of advance billings on contracts	(745)	(141)
Accounts payable	545	129
Other current and non-current assets	(71)	12
Investments in unconsolidated affiliates	-	1
Other current and non-current liabilities	(112)	52
Total cash (used in) provided by operating activities	(449)	435

Cash flows from investing activities:
CB&I consideration, net of cash of $498 acquired	-	(2,374)
Proceeds from asset disposals, net	83	2
Purchases of property, plant and equipment	(33)	(43)
Advances related to proportionately consolidated consortiums	(234)	(45)
Investments in unconsolidated affiliates	(1)	(3)
Other	-	2
Total cash used in investing activities	(185)	(2,461)

Cash flows from financing activities:
Revolving credit facility borrowings	1,699	-
Revolving credit facility repayments	(1,320)	-
Structured equipment financing	32	-
Proceeds from issuance of long-term debt	-	3,560
Repayment of debt and finance lease obligations	(19)	(515)
Advances related to equity method joint ventures and proportionately consolidated consortiums	190	(42)
Debt and letter of credit issuance costs	-	(208)
Debt extinguishment costs	-	(10)
Repurchase of common stock	(4)	(14)
Distribution to joint venture member	(5)	-
Total cash provided by financing activities	573	2,771

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	(63)	730
Cash, cash equivalents and restricted cash at beginning of period	845	408
Cash, cash equivalents and restricted cash at end of period	$782	$1,138

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(In millions)
Balance at December 31, 2017	$98	$1,858	$(48)	$(51)	$(96)	$1,761	$28	$1,789
Adoption of ASC 606	-	-	20	-	-	20	-	20
Balance at January 1, 2018	98	1,858	(28)	(51)	(96)	1,781	28	1,809
Net income (loss)	-	-	35	-	-	35	(1)	34
Other comprehensive loss, net of tax	-	-	-	(1)	-	(1)	-	(1)
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	3	-	-	-	3	-	3
Purchase of treasury shares	-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock	(1)	(6)	-	-	7	-	-	-
Balance at March 31, 2018	98	1,854	7	(52)	(96)	1,811	27	1,838
Net income	-	-	47	-	-	47	(2)	45
Other comprehensive loss, net of tax	-	-	-	(23)	-	(23)	-	(23)
CB&I combination	85	1,608	-	-	-	1,693	(5)	1,688
Stock-based compensation charges	-	25	-	-	-	25	-	25
Purchase of treasury shares	-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock		(7)	-	-	7	-	-	-
Balance at June 30, 2018	$183	$3,480	$54	$(75)	$(96)	$3,546	$20	$3,566

Balance at December 31, 2018	$183	$3,539	$(2,719)	$(107)	$(96)	$800	$23	$823
Net loss	-	-	(56)	-	-	(56)	(1)	(57)
Other comprehensive loss, net of tax	-	-	-	(58)	-	(58)	-	(58)
Common stock issued	2	(2)	-	-	-	-	-	-
Stock-based compensation charges	-	6	-	-	-	6	-	6
Accretion and dividends on redeemable preferred stock	-	-	(14)	-	-	(14)	-	(14)
Conversion of noncontrolling interest	-	2	-	-	-	2	(26)	(24)
Purchase of treasury shares	-	-	-	-	(4)	(4)	-	(4)
Retirement of common stock	(1)	(3)			4	-	-	-
Other	-	3	-	-	-	3	-	3
Balance at March 31, 2019	184	3,545	(2,789)	(165)	(96)	679	(4)	675
Net loss (income)	-	-	(132)	-	-	(132)	$18	(114)
Other comprehensive loss, net of tax	-	-	-	(16)	-	(16)	-	(16)
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	5	-	-	-	5	-	5
Accretion and dividends on redeemable preferred stock	-	-	(14)	-	-	(14)	-	(14)
Other	-	-	-	-	-	-	1	1
Balance at June 30, 2019	$185	$3,549	$(2,935)	$(181)	$(96)	$522	$15	$537

See accompanying Notes to these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

McDermott International, Inc. (“McDermott,” “we” or “us”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) and technology solutions to the energy industry. We design and build end-to-end infrastructure and technology solutions to transport and transform oil and gas into a variety of products. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for offshore, subsea, power, liquefied natural gas (“LNG”) and downstream energy projects around the world. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power, and we operate in most major energy producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost-reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods.

Organization

Our business is organized into five operating groups, which represent our reportable segments consisting of: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. See Note 23, Segment Reporting, for further discussion. In the second quarter of 2019, we sold Alloy Piping Products LLC (“APP”), the distribution and manufacturing arm of our pipe fabrication business, previously included in our NCSA segment. See Note 4, Disposition of Alloy Piping Products, LLC, for further discussion.

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

Reclassifications

Loss on asset disposals—In the second quarter of 2019, we sold APP, as discussed in Note 4, Disposition of Alloy Piping Products, LLC. Loss from the disposition of APP is included in Loss on asset disposals in our Condensed Consolidated Statements of Operations (our “Statement of Operations”). To conform to current period presentation, $1 million of loss on asset disposals presented in Other operating expense during the three- and six-month periods ended June 30, 2018 has been reclassified to Loss on asset disposals.

Bidding and Proposal Costs—We began classifying bid and proposal costs in Cost of operations in our Statement of Operations in the second quarter of 2018, as a result of our realignment of commercial personnel within our operating groups in conjunction with the Combination. For periods reported prior to the second quarter of 2018, bid and proposal costs were included in Selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2019 and 2018, our Cost of operations included $46 million and $17 million of bid and proposal costs, respectively. For the six months ended June 30, 2018, our SG&A expense included bid and proposal expenses of $10 million incurred in the first quarter of 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We elected to apply certain practical expedients allowed upon the adoption of this ASU, which, among other things, allowed us to: not reassess whether any expired or existing contracts contain leases; carry forward the historical lease classification; and not have to reassess any initial direct cost of any expired or existing leases. Adoption of the new standard resulted in the recording of Operating lease right-of-use assets, Current portion of long-term lease obligations and Long-term lease obligations of approximately $424 million, $101 million and $342 million, respectively, as of January 1, 2019. The adoption of this ASU did not have a material impact on our Statement of Operations, Condensed Consolidated Statement of Cash Flows (“Statement of Cash Flows”) or the determination of compliance with financial covenants under our current debt agreements. See Note 13, Lease Obligations, for further discussion.

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

Derivatives—In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU includes financial reporting improvements related to hedging relationships to better report the economic results of an entity’s risk management activities in its financial statements. Additionally, this ASU makes certain improvements to simplify the application of the hedge accounting guidance. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Financial Statements. See Note 17, Derivative Financial Instruments, for related disclosures.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of benchmark interest rates permitted in the application of hedge accounting. This ASU permits the use of an OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Financial Statements and related disclosures. See Note 17, Derivative Financial Instruments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Our lease terms may include options to extend or terminate the lease. Lease expense for operating leases and the amortization of the right-of-use asset for finance leases are recognized on a straight-line basis over the lease terms, in each case taking into account such option when it is reasonably certain we will exercise that option.

We have lease agreements with lease and non-lease components, which are generally accounted for separately for all leases other than leases at our construction project sites. Non-lease components included in assets and obligations under operating leases are not material to our financial statements.

For our joint ventures, consortiums and other collaborative arrangements (referred to as “joint ventures” and “consortiums”), the right-of-use asset and lease obligations are generally recognized by the party that enters into the lease agreement, which could be the joint venture directly, one of our joint venture members or us. We have recognized our proportionate share of leases entered into by our joint ventures, where the joint venture has the right to control the use of an identified asset.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered into on May 8, 2018, to hedge against interest rate variability associated with $1.94 billion of the $2.26 billion Term Facility described in Note 12, Debt. The swap arrangement has been designated as a cash flow hedge, as its critical terms matched those of the Term Facility at inception and through June 30, 2019. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense.

See Note 16, Fair Value Measurements, and Note 17, Derivative Financial Instruments, for further discussion.

Accounting Guidance Issued but Not Adopted as of June 30, 2019

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocation— The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Combination Date, which were based, in part, upon external appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling approximately $5 billion, was recorded as goodwill.

Our final purchase price allocation, completed in the second quarter of 2019, resulted in adjustments to certain assets and liabilities of approximately $107 million, since our previous estimates as of March 31, 2019, and primarily related to fair value adjustments to accounts receivable and accounts payable associated with acquired contracts.

The following summarizes our final purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Combination Date (in millions):

May 10, 2018
Net tangible assets:
Cash	$498
Accounts receivable	791
Inventory	111
Contracts in progress	272
Assets held for sale (1)	70
Other current assets	272
Investments in unconsolidated affiliates (2)	426
Property, plant and equipment	396
Other non-current assets	127
Accounts payable	(499)
Advance billings on contracts (3)	(2,410)
Deferred tax liabilities	(16)
Other current liabilities	(1,237)
Other non-current liabilities	(453)
Noncontrolling interest	14
Total net tangible liabilities	(1,638)
Project-related intangible assets/liabilities, net (4)	150
Other intangible assets (5)	1,063
Net identifiable liabilities	(425)
Goodwill (6)	4,990
Total Combination consideration transferred	4,565
Less: Cash acquired	(498)
Total Combination consideration transferred, net of cash acquired	$4,067

(1)

Assets held for sale included CB&I’s former administrative headquarters within Corporate and various fabrication facilities within NCSA. During the third quarter of 2018, we completed the sale of CB&I’s former administrative headquarters for proceeds of $52 million.

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

(3)

Advance billings on contracts includes accrued provisions for estimated losses on projects of $374 million, primarily associated with the Cameron LNG and Freeport LNG Trains 1 and 2 projects, the now-substantially completed gas power project for a unit of Calpine Corporation (“Calpine”) and the now-completed gas power project for Indianapolis Power & Light Company.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)

Other intangible assets are reflected in the table below and recorded at estimated fair value, as determined by our management, based on available information, which includes valuations prepared by external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	May 10, 2018
	Fair value	Useful Life Range	Weighted Average Useful Life
	(In millions)
Process technologies	$511	10-30	27
Trade names	400	10-20	12
Customer relationships	126	4-11	10
Trademarks	26	10	10
Total	$1,063
(6)

Goodwill resulted from the acquired established workforce, which does not qualify for separate recognition, as well as expected future cost savings and revenue synergies associated with the combined operations. Of the approximately $5 billion of goodwill recorded in conjunction with the Combination, approximately $2.7 billion, $461 million, $50 million, $52 million and $1.7 billion, was allocated to our NCSA, EARC, MENA, APAC and Technology reporting segments, respectively. Approximately $1.7 billion of the opening goodwill balance is deductible for tax purposes.

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

	Three Months Ended	Six Months Ended
	June 30, 2018 (1)
	(In millions, except per share amounts)
Pro forma revenue	$2,492	$4,845
Pro forma net income attributable to common stockholders	48	81
Pro forma net income per share attributable to common stockholders
Basic	0.27	0.45
Diluted	0.26	0.43
Shares used in the computation of net income per share (2)
Basic	181	181
Diluted	188	188
(1)

Adjustments, net of tax, included in the pro forma net income above that were of a non-recurring nature totaled $94 million and $109 million for the three and six months ended June 30, 2018. The adjustments reflect the elimination of (1) restructuring and integration costs ($54 million and $62 million), respectively; and (2) transaction costs ($29 million and $36 million) and debt extinguishment costs ($11 million and $11 million) for the three and six months ended June 30, 2018. These pro forma results exclude the effect of adjustments to the opening balance sheet associated with fair value purchase accounting estimates.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)

Pro forma net income per share was calculated using weighted average basic shares outstanding during the three and six months ended June 30, 2019. Due to the net loss for the three and six months ended June 30, 2019, the effects of stock-based awards, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share. For the presentation of the pro forma net income for the three and six months ended June 30, 2018, the amount of diluted shares includes the impact of restricted stock and warrants but does not include the impact of the redeemable preferred stock, as those shares were antidilutive.

NOTE 4—DISPOSITION OF ALLOY PIPING PRODUCTS, LLC

We performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business are non-core for purposes of our vertically integrated offering model. As a result of our review, we identified our industrial storage tank and pipe fabrication businesses as non-core for purposes of our vertically integrated offering model. On June 24, 2019, we entered into an agreement to sell APP, the distribution and manufacturing arm of our pipe fabrication business, previously included in our NCSA segment. We completed the sale of APP on June 27, 2019.

Loss on the APP sale is included in Loss on asset disposals in our Statement of Operations and is summarized as follows:

(In millions)
Assets
Inventory	$69
Property and equipment	25
Goodwill	90
Other assets	11
Assets sold	$195

Liabilities
Account payable	$8
Other liabilities	3
Liabilities sold	$11

Net assets sold	$184

Sale proceeds (net of transaction costs of $2)	83

Loss on net assets sold	$101

Results of APP’s operations during the three and six-month periods ended June 30, 2019 and 2018 were not material to McDermott, as a whole.

We are continuing to pursue the sale of the remaining portion of the pipe fabrication business, subject to approval by our Board of Directors.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—REVENUE RECOGNITION

RPOs

Our RPOs by segment were as follows:

	June 30, 2019		December 31, 2018
	(Dollars in millions)
NCSA	$8,123	39%	$5,649	52%
EARC	4,032	20%	1,378	12%
MENA	6,538	32%	1,834	17%
APAC	1,289	6%	1,420	13%
Technology	565	3%	632	6%
Total	$20,547	100%	$10,913	100%

Of the June 30, 2019 RPOs, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$4,768	$7,372	$8,407

Revenue Disaggregation

Our revenue by product offering, contract types and revenue recognition methodology was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (2)	2018 (2)	2019 (2)	2018 (2)

Revenue by product offering:
Offshore and subsea	$661	$653	$1,266	$1,261
LNG	411	382	832	382
Downstream (1)	740	496	1,602	496
Power	325	204	648	204
	$2,137	$1,735	$4,348	$2,343

Revenue by contract type:
Fixed price	$1,864	$1,313	$3,590	$1,896
Reimbursable	106	269	409	269
Hybrid	106	124	216	124
Unit-basis and other	61	29	133	54
	$2,137	$1,735	$4,348	$2,343

Revenue by recognition methodology:
Over time	$2,117	$1,707	$4,278	$2,315
At a point in time	20	28	70	28
	$2,137	$1,735	$4,348	$2,343

(1)	Includes the results of our Technology operating group.
(2)	Intercompany amounts have been eliminated in consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

For the three and six months ended June 30, 2019, we recognized approximately $74 million and $96 million of revenues resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our NCSA segment. Revenues reported for the 2019 periods include $72 million settlement of claims on a substantially complete project.

For the three and six months ended June 30, 2018, we recognized approximately $13 million and $79 million of revenues due to changes in transaction price associated with performance obligations satisfied in prior periods, primarily in our APAC and MENA segments. The changes in transaction prices primarily related to reimbursement of costs incurred in prior periods.

Revenues recognized during the three and six months ended June 30, 2019, with respect to amounts included in our Advance billings on contracts balance as of December 31, 2018, were approximately $579 million and $1.3 billion.

Unapproved Change Orders, Claims and Incentives

Unapproved Change Orders and Claims—As of June 30, 2019, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $388 million, of which approximately $101 million was included in our RPO balance. As of December 31, 2018, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $428 million, of which approximately $130 million was included in our RPO balance.

Incentives—As of June 30, 2019, we had incentives included in transaction prices for our projects aggregating to approximately $126 million, primarily associated with our Cameron LNG project discussed below, of which approximately $25 million was included in our RPO balance. As of December 31, 2018, we did not have any material incentives included in transaction prices for our projects.

The amounts recorded in contract prices and recognized as revenues reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of June 30, 2019 was $132 million and primarily related to the Cameron LNG project and the Freeport LNG Trains 1 & 2 projects. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico for Pemex (“Line 1 and Line 10”) was also determined to be in substantial loss position as of June 30, 2019, as discussed further below.

For purposes of the discussion below, when we refer to a percentage of completion on a cumulative basis, we are referring to the cumulative percentage of completion, which includes progress made prior to the Combination Date. In accordance with U.S. GAAP, as of the Combination Date, we reset the progress to completion for all of CB&I’s projects then in progress to 0% for accounting purposes based on the remaining costs to be incurred as of that date.

Summary information for our significant ongoing loss projects as of June 30, 2019 is as follows:

Cameron LNG―At June 30, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 78% complete on a post-Combination basis (approximately 93% on a cumulative basis) and had an accrued provision for estimated losses of approximately $58 million. In the second quarter of 2019, NCSA project operating margin was positively impacted by recognition of approximately $110 million of incentives related to the projected achievement of progress milestones.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Freeport LNG―At June 30, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 87% complete on a post-Combination basis (approximately 96% on a cumulative basis) and had an accrued provision for estimated losses of approximately $19 million. During the three and six months ended June 30, 2019, the project was negatively impacted by $27 million and $54 million, respectively, due to changes in cost estimates resulting from increases in construction and subcontractor costs. These cost estimate increases were partially offset by the recording of approximately $11 million of incentive revenues in the first quarter of 2019.

During the three months ended June 30, 2019, Freeport LNG Train 3 was negatively impacted by $11 million of changes in cost estimates at completion. During the six months ended June 30, 2019, Freeport LNG Train 3 was positively impacted by $5 million of changes in estimates, primarily due to increased productivity and savings in indirect costs in the first quarter. During the six months ended June 30, 2019, the Freeport LNG project taken as a whole had an overall negative $38 million impact on operating margin at completion.

Line 1 and Line 10― As of June 30, 2019, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 85% complete and had an accrued provision for estimated losses of approximately $6 million. During the three and six months ended June 30, 2019, the project was negatively impacted by $10 million and $28 million, respectively, of changes in cost estimates associated with unexpected schedule extensions, resulting in additional vessel and labor costs. The project is expected to be completed in the third quarter of 2019.

Summary information for our significant loss projects previously reported in the 2018 Form 10-K that are substantially complete as of June 30, 2019 is as follows:

Calpine Power Project―At June 30, 2019, our U.S. gas turbine power project for Calpine (being performed by our NCSA operating group) was approximately 99% complete on a post-Combination basis (approximately 99.7% on a pre-Combination basis), and the remaining accrued provision for estimated losses was not significant.

Abkatun-A2 Project―At June 30, 2019, our Abkatun-A2 platform project in Mexico for Pemex (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

NOTE 6—PROJECT CHANGES IN ESTIMATES

Our RPOs for each of our operating groups generally consist of several hundred contracts, and our results may be impacted by changes in estimated margins. The following is a discussion of our most significant changes in cost estimates that impacted segment operating income for the three and six months ended June 30, 2019 and 2018. For discussion of significant changes in estimates resulting from changes in transaction prices, see Note 5, Revenue Recognition.

Three and six months ended June 30, 2019

Segment operating income for the three and six months ended June 30, 2019 was impacted by net unfavorable changes in estimates totaling approximately $135 million and $116 million, respectfully, primarily in our NCSA and MENA segments. Changes in estimates in our EARC and APAC segments were not material.

NCSA—Our segment results for the three and six months ended June 30, 2019 were negatively impacted by net unfavorable changes in cost estimates, recognized during the period, aggregating approximately $131 million and $155 million, respectively. The net unfavorable changes were due to cost increases on:

•	the Freeport LNG project taken as a whole - $38 million and $49 million for the three- and six-month periods ended June 30, 2019, respectively;
•	Calpine - $11 million for both the three- and six-month periods ended June 30, 2019, respectively;
•	Abkatun-A2, Line 1 and Line 10 and Xanab projects for Pemex - $33 million and $47 million for the three- and six-month periods ended June 30, 2019, respectively;
•	Downstream petrochemical projects - $11 million for the three months period ended June 30, 2019 and $7 million net favorable changes in the six months ended June 30, 2019;
•	Power projects - $39 million and $48 million for the three- and six-month periods ended June 30, 2019, respectively; and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	various other projects.

See Note 5, Revenue Recognition, for further discussion of our Freeport LNG Trains 1 & 2 and Train 3 and Pemex Line 1 and Line 10 projects.

MENA—Our segment results for the three and six months ended June 30, 2019 were positively impacted by net favorable changes in estimates aggregating approximately $2 million and $35 million. The net favorable changes were primarily due to reductions in costs on various projects in the Middle East.

Three and six months ended June 30, 2018

Segment operating income for the three and six months ended June 30, 2018 was positively impacted by net favorable changes in estimates totaling approximately $84 million and $121 million, respectively, primarily in our MENA (approximately $39 million and $69 million, respectively) and APAC (approximately $46 million and $55 million, respectively) segments.

NOTE 7—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the totals of such amounts shown in our Statements of Cash Flows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$455	$520
Restricted cash and cash equivalents (1)	327	325
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$782	$845

(1)	Our restricted cash balances primarily serve as cash collateral deposits for our letter of credit facilities. See Note 12, Debt, for further discussion.

NOTE 8—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―Our trade receivable balances at June 30, 2019 and December 31, 2018 included the following:

	June 30, 2019	December 31, 2018
	(In millions)
Contract receivables (1)	$864	$794
Retainages (2)	155	155
Less allowances	(17)	(17)
Accounts receivable—trade, net	$1,002	$932

(1)

Unbilled receivables for our performance obligations recognized at a point in time are recorded within Accounts receivable-trade, net and were approximately $46 million and $31 million as of June 30, 2019 and December 31, 2018, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Our goodwill balance is attributable to the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. The changes in the carrying amount of goodwill during the six months ended June 30, 2019 are as follows:

(In millions)
Balance as of December 31, 2018	$2,654
Adjustments to finalize purchase accounting estimates (1)	168
Allocated to APP for disposal	(90)
Currency translation adjustments	(28)
Balance as of June 30, 2019 (2)	$2,704

(1)	Includes adjustments of $61 million and $107 million identified in the first and second quarters of 2019, respectively. See Note 3, Business Combination for further discussion.
(2)

At June 30, 2019, we had approximately $2.2 billion of cumulative impairment charges recorded in conjunction with our impairment analysis performed during the fourth quarter of 2018, as further described in the 2018 Form 10-K.

During the first quarter of 2019 no indicators of goodwill impairment were identified.

In the second quarter of 2019, goodwill was allocated to the APP business. Following its disposal, a goodwill impairment test was performed on the retained portion of goodwill within the NCSA reporting unit. We utilized an income approach (discounted cash flow method), as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement, and included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each reporting unit.

The discounted cash flow analysis for the NCSA reporting unit included forecasted cash flows over a five-year forecast period (2019 through 2023), with our 2019 management budget used as the basis for our projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near-term prospects and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Our assessment took into consideration the incremental changes in project estimates discussed above and reflected the increased market risk surrounding the award and execution of future projects and adjusted our cost of capital assumptions to be in-line with recent market indicators for our company and industry. These increases in cost of capital and risk premium assumptions resulted in a significant increase in our discount rates utilized for purposes of determining our discounted cash flows and reduced the estimated fair values of our reporting units.

No impairment of the retained portion of goodwill within the NCSA reporting unit was identified as a result of the assessment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Project-Related Intangibles

Our project-related intangibles at June 30, 2019 and December 31, 2018, including the June 30, 2019 weighted-average useful lives, were as follows:

		June 30, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Project-related intangible assets	4	$259	$(165)	$94	$259	$(122)	$137
Project-related intangible liabilities	2	(109)	71	(38)	(109)	43	(66)
Total (1)		$150	$(94)	$56	$150	$(79)	$71

(1)	The decrease in project-related intangible assets during the six months ended June 30, 2019 primarily related to amortization expense of $16 million and the impact of foreign currency translation.

Other Intangible Assets

Our other intangible assets at June 30, 2019 and December 31, 2018, including the June 30, 2019 weighted-average useful lives, were as follows:

		June 30, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Process technologies	27	$507	$(26)	$481	$514	$(14)	$500
Trade names	12	396	(41)	355	401	(23)	378
Customer relationships	10	124	(35)	89	129	(23)	106
Trademarks	10	26	(3)	23	27	(2)	25
Total (1)		$1,053	$(105)	$948	$1,071	$(62)	$1,009

(1)

The decrease in other intangible assets during the six months ended June 30, 2019 primarily related to amortization expense of $43 million, intangible assets allocated to the disposal of APP and the impact of foreign currency translation.

NOTE 10—JOINT VENTURE AND CONSORTIUM ARRANGEMENTS

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	McDermott/Chiyoda—We have a 50%/50% consortium with Chiyoda to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana.
•	McDermott/CTCI—We have a 42.5%/57.5% consortium with a unit of CTCI Corporation (“CTCI”) to perform EPC work for a mono-ethylene glycol facility in Gregory, Texas.
•

CCS JV s.c.a.r.l.—We have a joint venture with Saipem and Chiyoda (MDR—24.983% / Saipem— 74.949% / Chiyoda— 0.068%) for the turnkey construction of two liquefaction trains and the relevant supporting structures to be implemented in the Republic of Mozambique.

The following table presents summarized balance sheet information for our share of our proportionately consolidated consortiums:

	June 30, 2019	December 31, 2018
	(In millions)
Current assets (1)	$377	$299
Non-current assets	8	10
Total assets	$385	$309

Current liabilities	$596	$992

(1)

Our consortium arrangements may allow for excess working capital of the consortium to be advanced to the consortium participants. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a consortium may have advances to its participants which are reflected as an advance receivable within current assets of the consortium. As of June 30, 2019 and December 31, 2018, Accounts receivable-other included $76 million and $44 million, respectively, related to our proportionate share of advances from the consortiums to the other consortium participants.

As of June 30, 2019 and December 31, 2018, Accrued liabilities reflected on the McDermott International, Inc. Consolidated Balance Sheet included $39 million and $53 million, respectively, related to advances from these consortiums.

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

The following table presents summarized balance sheet information for our share of that proportionately consolidated collaborative arrangement:

June 30, 2019
(In millions)
Current assets	$107
Non-current assets	-
Total assets	$107

Current liabilities	$106

Equity Method Joint Ventures—The following is a summary description of our significant joint ventures accounted for using the equity method:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

•

McDermott/CTCI—We have a 50%/50% joint venture with CTCI to perform EPC work for a liquids ethylene cracker and associated units at Sohar, Oman. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. Our joint venture arrangement allows for excess working capital of the joint venture to be advanced to the joint venture participants. Such advances are returned to the joint venture for working capital needs as necessary. As of June 30, 2019 and December 31, 2018, Accrued liabilities on our Balance Sheet included $95 million related to advances from this joint venture.

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

Amortization expense associated with fair value adjustments recorded to Investments in unconsolidated affiliates in conjunction with the Combination was $2 million and $5 million for the three and six months ended June 30, 2019, respectively.

Consolidated Joint Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

McDermott/Orano— We have a joint venture with Orano, of which we own 70% and Orano owns 30%, relating to a mixed oxide fuel fabrication facility in Aiken, South Carolina. In addition, we have a profit sharing agreement to transfer to Orano 18% of profits attributable to us. The project is currently winding down, with limited activity anticipated for the remainder of 2019. We expect to close out this project by the end of 2019.

•

McDermott/Kentz—We have a venture with Kentz Engineers & Constructors, a unit of SNC-Lavalin Group “Kentz” (McDermott—65% / Kentz—35%), to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. The project is substantially complete. The joint venture remains in operation to complete various post-project activities.

•	CB&I Nass Pipe Fabrication W.L.L.—We have a joint venture created in 1993 to support the fabrication and distribution of pipe in the Middle East.
•

CB&I SKE&C Middle East Ltd.—We have a joint venture created in 2010 to own and support a pipe fabrication facility in the United Arab Emirates. Through its wholly owned subsidiary, Shaw Emirates Pipes Manufacturing LLC, it supports the fabrication and distribution of pipe in the Middle East.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents summarized balance sheet information for our consolidated joint ventures, including other consolidated joint ventures that are not individually material to our financial results:

	June 30, 2019	December 31, 2018
	(In millions)
Current assets	$181	$102
Non-current assets	16	15
Total assets	$197	$117

Current liabilities	$175	$138

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

NOTE 11—RESTRUCTURING AND INTEGRATION COSTS AND TRANSACTION COSTS

Restructuring and Integration Costs

Restructuring and integration costs for the three and six months ended June 30, 2019 were $20 million and $89 million, respectively, and included change-in-control, severance, professional fees and costs of settlement of litigation, as well as costs to achieve our combination profitability initiative (“CPI”) program. We launched the CPI program in the second quarter of 2018, with the goal of realizing transformative cost savings across our business. The program incorporates the activities of our Fit 2 Grow program previously announced in the fourth quarter of 2017 and targets a significant improvement in cost controls across five main opportunity areas: (1) procurement and supply chain; (2) systems, applications and support; (3) assets and facilities; (4) perquisites, travel and other; and (5) workforce efficiency. Restructuring and integration costs for the three and six months ended June 30, 2018 were $63 million and $75 million, respectively, and primarily related to costs associated with CPI. These costs are recorded within our Corporate operating results.

Transaction Costs

Transaction costs were $11 million and $15 million for the three and six months ended June 30, 2019, respectively, and primarily related to professional fees associated with the development of plans to sell our non-core industrial storage tank and pipe fabrication businesses. Transaction costs were $37 million and $40 million for the three and six months ended June 30, 2018, respectively, and primarily related to professional service fees (including accounting, legal and advisory services) incurred in connection with the Combination. Transaction costs are recorded within our Corporate operating results.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—DEBT

The carrying values of our debt obligations are as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Current
Revolving credit facility	$379	$-

Structured equipment financing	32

Current maturities of long-term debt	31	31
Less: unamortized debt issuance costs	(1)	(1)
Current maturities of long-term debt, net of unamortized debt issuance costs	30	30

Short-term borrowing and current maturities of long-term debt	$62	$30
Long-term
Term Facility	$2,232	$2,243
10.625% senior notes	1,300	1,300
North Ocean 105 construction financing	12	16
Less: current maturities of long-term debt	(30)	(30)
Less: unamortized debt issuance costs	(126)	(136)
Long-term debt, net of unamortized debt issuance costs	$3,388	$3,393

Credit Agreement

On May 10, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for a term facility under the Credit Agreement, and Crédit Agricole Corporate and Investment Bank, as administrative agent for the other facilities under the Credit Agreement. The Credit Agreement provides for borrowings and letters of credit in the aggregate principal amount of $4.7 billion, consisting of the following:

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
•

a $1.44 billion senior secured letter of credit facility (the “LC Facility”), which includes a $50 million increase pursuant to an Increase and Joinder Agreement we entered into with Morgan Stanley Senior Funding, Inc. as of May 24, 2019.

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($320 million at June 30, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

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

Term Facility—As of June 30, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the three months ended June 30, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2019	$11
2020	23
2021	23
2022	23
2023	23
Thereafter	2,129
$2,232

Additionally, as of June 30, 2019, there were approximately $309 million of Term Facility letters of credit issued (including $48 million of financial letters of credit) under the Credit Agreement, leaving approximately $1 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of June 30, 2019, we had approximately $379 million in borrowings and $53 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $568 million of available capacity under this facility. During the six months ended June 30, 2019, the maximum borrowing under the Revolving Credit Facility was $639 million. We also have a $1.440 billion LC Facility that is scheduled to expire in May 2023. As of June 30, 2019, we had approximately $1.439 billion of letters of credit outstanding, leaving $1 million of available capacity under the LC Facility. If we borrow funds under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at June 30, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at June 30, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at June 30, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at June 30, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

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

Credit Agreement Covenants Compliance—As of June 30, 2019, we were in compliance with all our restrictive and financial covenants under the Credit Agreement. The financial covenants as of June 30, 2019 are summarized below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.50x	2.46x
Maximum total leverage ratio	4.25x	2.61x
Minimum liquidity	$200 million	$1,023 million

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement. The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of June 30, 2019, there were approximately $216 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $14 million of available capacity.

Letter of Credit Agreement Covenants Compliance—As of June 30, 2019, we were in compliance with all our restrictive and financial covenants under the Letter of Credit Agreement.

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

Senior Notes Covenants Compliance—As of June 30, 2019, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of June 30, 2019, the outstanding borrowing under this facility was approximately $12 million. Future maturities are approximately $4 million for the remainder of 2019 and $8 million in 2020.

Receivables Factoring―During the six months ended June 30, 2019, we sold, without recourse, approximately $62 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40% - 2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $2 million of factoring costs in Other operating income (expense) during the six months ended June 30, 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $54 million under these arrangements during the six months ended June 30, 2019.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for settlement of certain equipment supplier invoices. During the second quarter of 2019, we received approximately $32 million under this arrangement, with repayment obligations maturing in January 2020. Interest expense and origination fees associated with this facility were not material.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	June 30, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,627	$1,062	$1,669	$1,060
Surety Bonds (2)	829	567	842	475

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $346 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $29 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13—LEASE OBLIGATIONS

The following tables summarize our leased assets and lease liability obligations:

		June 30, 2019	December 31, 2018
		(In millions)
Leases	Classification
Assets
Operating lease assets	Operating lease right-of-use assets	$383	$-
Finance lease assets (1)	Property, plant and equipment, net	67	70
	Total leased assets	450	70
Liabilities
Current
Operating	Current portion of long-term lease obligations	88	-
Finance	Current portion of long-term lease obligations	8	8
		96	8
Noncurrent
Operating	Long-term lease obligations	316	-
Finance	Long-term lease obligations	63	66
		379	66

	Total lease liabilities	$475	$74

(1)	Our finance leases are represented by:
(a)	A jack-up barge utilized in our MENA region; and
(b)

The Amazon, a pipelay and construction vessel, was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of June 30, 2019, Property, plant and equipment, net included a $50 million asset (net of accumulated amortization of $6 million) and a finance lease liability of approximately $50 million. As of December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a finance lease liability of approximately $53 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our lease cost was as follows:

		Three months ended	Six months ended
		June 30, 2019
	Classification	(In millions)
Operating lease cost (1)	SG&A Expenses	$21	$42
Operating lease cost (1)	Cost of operations	11	30
Finance lease cost
Amortization of leased assets	Cost of operations	1	3
Interest on lease liabilities	Net Interest Expense	2	3
Net lease cost		$35	$78

(1)	Includes short-term leases and immaterial variable lease costs.

Future minimum lease payments for our operating and finance lease obligations as of June 30, 2019 are as follows:

	Operating leases	Finance leases	Total
	(In millions)
2019	$46	$6	$52
2020	86	12	98
2021	77	11	88
2022	69	11	80
2023	58	11	69
After 2023	322	46	368
Total lease payments	658	97	755
Less: Interest	(254)	(26)	(280)
Present value of lease liabilities	$404	$71	$475

Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	8.6
Weighted-average discount rate
Operating leases	9.5%
Finance leases	8.9%

Supplemental information for our operating and finance lease obligations are as follows:

Other information	June 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(58)
Financing cash flows from finance leases	(4)
Leased assets obtained in exchange for new operating lease liabilities	383
Leased assets obtained in exchange for new finance lease liabilities	-

NOTE 14—PENSION AND POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans covering eligible employees and provide specific postretirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides contribution information for our Non-U.S. defined benefit pension plans and other postretirement plans at June 30, 2019:

Non-U.S. Pension Plans
(In millions)
Contributions made through June 30, 2019	$8
Contributions expected for the remainder of 2019	5
Total contributions expected for 2019	$13

The following table provides a breakdown of the components of the net periodic benefit cost (income) associated with our defined benefit pension plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018
	(In millions)		(In millions)
U.S. pension plans:
Service cost	$-	$-	$-	$-
Interest cost	5	5	9	9
Expected return on plan assets	(4)	(5)	(9)	(9)
Amortization of prior service (credits) costs	-	-	-	-
Net periodic benefit cost (1)	$1	$-	$-	$-

Non-U.S. pension plans:
Service cost	$3	$2	$5	$2
Interest cost	5	3	9	3
Expected return on plan assets	(6)	(4)	(12)	(4)
Amortization of prior service (credits) costs	-	-	-	-
Net periodic benefit cost (1)	$2	$1	$2	$1

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

NOTE 15—ACCRUED LIABILITIES

	June 30, 2019	December 31, 2018
	(In millions)
Accrued contract costs	$705	$796
Advances from equity method and proportionally consolidated joint ventures and consortiums (1)	134	148
Income taxes payable	-	69
Other accrued liabilities (2)	628	551
Accrued liabilities	$1,467	$1,564

(1)	Represents advances from the joint ventures and consortiums in which we participate. See Note 10, Joint Venture and Consortium Arrangements, for further discussion.
(2)	Represents various accruals that are each individually less than 5% of total current liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the fair value of our financial instruments as of June 30, 2019 and December 31, 2018 that are (1) measured and reported at fair value in the Financial Statements on a recurring basis and (2) not measured at fair value on a recurring basis in the Financial Statements:

	June 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(77)	$(77)	$-	$(77)	$-
Not measured at fair value on recurring basis
Debt and capital lease obligations (2)	(3,647)	(3,532)	-	(3,415)	(117)

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(39)	$(39)	$-	$(39)	$-
Not measured at fair value on recurring basis
Debt and capital lease obligations (2)	(3,633)	(3,287)	-	(3,197)	(90)

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives—The notional value of our outstanding foreign exchange rate derivative contracts totaled $700 million as of June 30, 2019, with maturities extending through August 2022. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of June 30, 2019, the fair value of these contracts was in a net liability position totaling approximately $6 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of June 30, 2019, we have approximately $9 million of unrealized net losses in AOCI in connection with foreign exchange rate derivatives designated as cash flow hedges, and we expect to reclassify approximately $3 million of deferred losses out of AOCI by June 30, 2020, as hedged items are recognized in earnings.

Interest Rate Derivatives—On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through June 30, 2019. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense. As of June 30, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $71 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of June 30, 2019, in connection with the interest rate swap arrangement, we have approximately $71 million of unrealized net losses in AOCI, and we expect to reclassify approximately $18 million of deferred losses out of AOCI by June 30, 2020, as the hedged items are recognized in earnings.

The following table presents the total fair value of the derivatives by underlying risk and balance sheet classification:

	June 30, 2019		December 31, 2018
	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges
	(In millions)
Other current assets	$5	$1	$3	$3
Other non-current assets	1	-	-	-
Total derivatives asset	$6	$1	$3	$3

Accrued liabilities	$27	$-	$10	$3
Other non-current liabilities	56	1	32	-
Total derivatives liability	$83	$1	$42	$3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the total value, by underlying risk, recognized in other comprehensive income and reclassified from AOCI to our Statements of Operations, in connection with derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Amount of gain (loss) recognized in other comprehensive income (loss)
Foreign exchange hedges	$3	$(5)	$(4)	$(5)
Interest rate hedges	(28)	(10)	(43)	(10)
Gain (loss) recognized on derivatives designated as cash flow hedges
Foreign exchange hedges
Revenue	(4)	-	(5)	-
Cost of operations	2	-	1	-
Interest rate hedges
Interest expense	(2)	-	(3)	-
Gain (loss) recognized on derivatives not designated as cash flow hedges
Foreign exchange hedges
Revenue	1	-	2	-
Cost of operations	-	(10)	-	(10)

NOTE 18—INCOME TAXES

During the three months ended June 30, 2019, we recognized an income tax benefit of $49 million (effective tax rate of 30%), compared to an income tax benefit of $84 million (effective tax rate of 215%) for the three months ended June 30, 2018. Our income tax provision for the second quarter of 2019 benefited from nondeductible expenses ($19 million).

During the six months ended June 30, 2019, we recognized an income tax benefit of $70 million (effective tax rate of 29%), compared to an income tax benefit of $63 million (effective tax rate of 394%) for the six months ended June 30, 2018. Our income tax provision for the six months ended June 30, 2019 benefited from the settlement of a customer claim ($18 million) and a favorable court ruling on tax matters ($19 million), partially offset by nondeductible, state tax and other expenses ($12 million).

During the six months ended June 30, 2019, our unrecognized tax benefits decreased $19 million, primarily due to the favorable court ruling referenced above. We do not anticipate significant changes to this balance in the next 12 months.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19—STOCKHOLDERS’ EQUITY AND EQUITY-BASED INCENTIVE PLANS

Shares Outstanding and Treasury Shares―The changes in the number of shares outstanding and treasury shares held by us are as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Shares outstanding
Beginning balance	181	95
Common stock issued	2	2
Shares issued in the Combination (Note 3, Business Combination)	-	85
Purchase of common stock	(1)	(1)
Ending balance	182	181

Shares held as Treasury shares
Beginning balance	3	3
Purchase of common stock	1	1
Retirement of common stock	(1)	(1)
Ending balance	3	3

Ordinary shares issued at the end of the period	185	183
(1)	Amounts in this table may not sum due to rounding.

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

Stock-Based Compensation Expense―During the three months ended June 30, 2019 and 2018, we recognized $5 million and $9 million, respectively, and during the six months ended June 30, 2019 and 2018, we recognized $11 million and $15 million, respectively, of stock-based compensation expense, primarily within SG&A in our Statements of Operations. In addition, we recognized $26 million of expense in the second quarter of 2018 as a result of accelerated vesting for employees terminated in connection with the Combination, which was recorded within Restructuring and integration costs in our Statements of Operations.

In addition, during the three months ended June 30, 2019 and 2018, we recognized $3 million and $1 million, respectively, and during the six months ended June 30, 2019 and 2018, we recognized $5 million and $5 million, respectively, of compensation expense associated with awards classified as liability awards as of the end of those respective periods.

Accumulated Other Comprehensive (Loss) Income―The components of AOCI included in stockholders’ equity are as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Foreign currency translation adjustments ("CTA")	$(107)	$(73)
Net unrealized loss on derivative financial instruments	(80)	(40)
Defined benefit pension and other postretirement plans	6	6
Accumulated other comprehensive loss	$(181)	$(107)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (1)	Defined benefit pension and other postretirement plans	TOTAL
	(In millions)
December 31, 2017	$(49)	$(2)	$-	$(51)
Other comprehensive income before reclassification	(12)	(15)	-	(27)
Amounts reclassified from AOCI (2)	-	3	-	3
Net current period other comprehensive income	(12)	(12)	-	(24)
June 30, 2018	$(61)	$(14)	$-	$(75)

December 31, 2018	(73)	(40)	6	(107)
Other comprehensive income before reclassification	(34)	(47)	-	(81)
Amounts reclassified from AOCI (2)	-	7	-	7
Net current period other comprehensive income	(34)	(40)	-	(74)
June 30, 2019	$(107)	$(80)	$6	$(181)

(1)	Refer to Note 17, Derivative Financial Instruments, for additional details.
(2)	Amounts are net of tax, which was not material during the six months ended June 30, 2019 and 2018.

Noncontrolling Interest―In 2002, P.T. Sarana Interfab Mandiri (“PTSIM”) acquired a 25% participating interest in our subsidiary, PT McDermott Indonesia (“PTMI”). After two years, PTSIM had the option to sell its interest to us for $5 million plus PTSIM’s share of PTMI undistributed earnings to the date of such sale. In January 2019, McDermott and PTSIM entered into framework agreement, restructuring the PTMI shareholders agreement, whereby PTSIM waived its put option right and exchanged its participating interest in PTMI to a non-participating interest in exchange for a payment of approximately $29 million, payable in three installments during 2019. During the six months ended June 30, 2019, we paid approximately $5 million and have a remaining liability of approximately $24 million as of June 30, 2019.

NOTE 20—REDEEMABLE PREFERRED STOCK

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

Redeemable Preferred Stock—The Redeemable Preferred Stock will initially have an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock will be entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum. Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, 2019 and June 30, 2019 dividend payment dates and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividend (i.e., a paid-in-kind (“PIK”) dividend).

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

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the warrants described below (separately included within Capital in excess of par value in our Balance Sheet). The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. From the Closing Date through June 30, 2019, we recorded cumulative accretion of approximately $9 million with respect to the Redeemable Preferred Stock, including approximately $4 million and $8 million during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the Redeemable Preferred Stock balance was $257 million, adjusted for accretion and PIK dividends of approximately $20 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock.

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

NOTE 21—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018 (2)	2019 (1)	2018 (2)
	(In millions, except per share amounts)
Net (loss) income attributable to McDermott	$(132)	$47	$(188)	$82
Dividends on redeemable preferred stock	(10)	-	(20)	-
Accretion of redeemable preferred stock	(4)	-	(8)	-
Net (loss) income attributable to common stockholders	$(146)	$47	$(216)	$82

Weighted average common stock (basic)	182	144	181	120
Effect of dilutive securities:
Stock-based awards	-	-	-	-
Warrants and preferred stock	-	-	-	-
Weighted average common stock (diluted)	182	144	181	120

Net (loss) income per share attributable to common stockholders
Basic:	$(0.80)	$0.33	$(1.19)	$0.68
Diluted:	$(0.80)	$0.33	$(1.19)	$0.68

(1)

The effects of stock-based awards, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2019 due to the net loss for the periods.

(2)

Approximately 0.5 million shares underlying outstanding stock-based awards for the three and six months ended June 30, 2018 were excluded from the computation of diluted earnings per share during the periods because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive in each of those periods.

NOTE 22—COMMITMENTS AND CONTINGENCIES

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) entitled Refineria de Cartagena S.A. v. Chicago Bridge & Iron Company N.V., et al., which was commenced on March 8, 2016 in connection with a large, cost reimbursable refinery construction project in Colombia completed by CB&I in 2015. Refineria de Cartagena, the customer on the project, is alleging that we are responsible for certain cost overruns, delays and consequential damages on the project. The customer is claiming total damages in excess of $4.5 billion. We have asserted a counterclaim against the customer for approximately $250 million. The parties submitted final witness statements, expert reports and other filings as of July 3, 2019. Hearings are scheduled to take place between April and June 2020. The current venue for the arbitration hearings is New York, New York. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves for this matter were not significant as of June 30, 2019. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.

In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) entitled CBI Constructors Pty & Kentz Pty Ltd and Chevron Australia Pty Ltd., which was commenced on or about May 17, 2017, with the customer for one of CB&I’s previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to reimbursable billings. The matter has been bifurcated, with hearings on entitlement held in November 2018 and hearings on the amount of damages scheduled for September 2019. In December 2018, the tribunal issued an interim award on entitlement, finding that the joint venture was not overpaid for its craft labor but that certain overpayments were made to the joint venture for its staff. As a result, we and our joint venture counterparty are asserting claims against the customer of approximately $103 million for certain unpaid invoices and other set-offs, and the customer is asserting that it has overpaid the joint venture by $189 million, less the amounts owed to the joint venture. Accordingly, as of June 30, 2019, we have established a reserve of approximately $55 million in the acquired balance sheet from the Combination, which equates to $85 million at the joint venture level.

Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to Westinghouse Electric Company LLC (“WEC”). In connection with the transaction, a post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC to account for any difference between target working capital and actual working capital as finally determined pursuant to the terms of the purchase agreement. On April 28, 2016, WEC delivered to us a purported closing statement that estimated closing working capital was negative $976.5 million, which was $2.1 billion less than the target working capital amount. In contrast, we calculated closing working capital to be $1.6 billion, which was $427.8 million greater than the target working capital amount. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims, and we requested an injunction barring WEC from bringing such claims. On December 2, 2016, the Court of Chancery granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process set forth in the purchase agreement, which includes the use of an independent auditor to resolve the working capital dispute. We appealed that ruling to the Delaware Supreme Court. Due to WEC’s bankruptcy filing on March 29, 2017, all claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties’ request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. Oral argument before the Delaware Supreme Court was held on May 3, 2017, and on June 27, 2017, the Delaware Supreme Court overturned the decision of the Court of Chancery and instructed the Court of Chancery to issue an order enjoining WEC from submitting certain claims to the independent auditor. On or about April 29, 2019, the parties executed a settlement agreement, which resolved all claims between the parties in connection with this dispute, and the matter is now closed.

Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos at various locations. We review and defend each case on its own merits and make accruals based on the probability of loss and best estimates of potential loss. We do not believe any unresolved asserted claim will have a material adverse effect on our future results of operations, financial position or cash flow. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of loss or estimate future losses. We do not believe a risk of material loss is probable related to these matters, and, accordingly, our reserves were not significant as of June 30, 2019. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements and other sources, we are unable to quantify the amount that we may recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Mercury Litigation—Certain of our subsidiaries are co-defendants in a group of consolidated “toxic exposure” claims, involving 54 plaintiffs who allege they were exposed to mercury while working in a chlorine manufacturing facility located in Muscle Shoals, Alabama. The matter was commenced on December 14, 2011 and is captioned Aretha Abernathy, et al. v. Occidental Chemical Corp., et al., CV 11-900266, Circuit Court of Colbert County, Alabama. The plaintiffs consist of former employees of subsidiaries of CB&I, as well as other defendants. October 21, 2019 has been set for the trials of the claims of the first four plaintiffs in this matter. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves were not significant as of June 30, 2019. While it is possible that a loss may be incurred (absent insurance coverage), we are unable at this time, to estimate the range of potential loss, if any. Further, we believe we are entitled to coverage under various insurance policies, though certain carriers have issued letters reserving their rights to contest their obligations to indemnify us.  Discussions between us and the carriers continue over coverage for these matters.

In addition, under the terms of certain insurance policies, additional deductible amounts may be due upon a resolution of these matters, either by settlement or judgment. We do not believe a risk of material loss is probable for additional deductible amounts due upon resolution of these matters, and accordingly, our reserves for this matter were not significant as of June 30, 2019.

Labor Litigation—A former employee of one of our subsidiaries commenced a class action lawsuit under the Fair Labor Standards ACT (“FLSA”) entitled Cantrell v. Lutech Resources, Inc., (S.D. Texas 2017) Case No. 4:17-CV-2679 on or about September 5, 2017, alleging that he and his fellow class members were not paid one and one half times their normal hourly wage rates for hours worked that exceeded 40 hours in a work week. Our subsidiary has yet to answer the allegations in the complaint, as agreed by the parties, in order to allow mediation to take place. The first mediation session commenced in October 2018 and is ongoing, and a tentative settlement has been reached between the parties. We do not believe a risk of material loss is probable related to this matter, and, accordingly, our reserves for this matter were not significant as of June 30, 2019.

Pre-Combination CB&I Securities Litigations—On March 2, 2017, a complaint was filed in the United States District Court for the Southern District of New York seeking class action status on behalf of purchasers of CB&I common stock and alleging damages on their behalf arising from alleged false and misleading statements made during the class period from October 30, 2013 to June 23, 2015. The case is captioned: In re Chicago Bridge & Iron Company N.V. Securities Litigation, No. 1:17-cv-01580-LGS (the “Securities Litigation”). The defendants in the case are: CB&I; a former chief executive officer of CB&I; a former chief financial officer of CB&I; and a former controller and chief accounting officer of CB&I. On June 14, 2017, the court named ALSAR Partnership Ltd. as lead plaintiff. On August 14, 2017, a consolidated amended complaint was filed alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, arising out of alleged misrepresentations about CB&I’s accounting for the acquisition of The Shaw Group, CB&I’s accounting with respect to the two nuclear projects being constructed by The Shaw Group, and CB&I’s financial reporting and public statements with respect to those two projects. On May 24, 2018, the court denied defendants’ motion to dismiss and the parties are currently engaged in the discovery process. On February 4, 2019, lead plaintiff ALSAR Partnership Ltd. and additional plaintiffs Iron Workers Local 40, 361, & 417 – Union Security Funds and Iron Workers Local 580 – Joint Funds moved for class certification and appointment as class representatives. That motion remains pending before the magistrate-judge. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of June 30, 2019. We believe the claims are without merit and intend to defend against them vigorously.

On October 26, 2018, two actions were filed by individual plaintiffs based on allegations similar to those alleged in the Securities Litigation. On February 25, 2019, a third action was filed by an individual plaintiff based on similar allegations. All three actions were filed in the United States District Court for the Southern District of New York and are captioned Gotham Diversified Neutral Master Fund, LP, et al. v. Chicago Bridge & Iron Company N.V. et al., Case No. 1:18-cv-09927 (the “Gotham Action”); Appaloosa Investment L.P., et al., v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:18-cv-09928 (the “Appaloosa Action”) and CB Litigation Recovery I, LLC v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:19-cv-01750 (the “CB Litigation Recovery Action”). Besides CB&I, the other defendants in all three cases are the same individual defendants as in the Securities Litigation described above. Plaintiffs assert causes of action based on alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 thereunder, along with common law causes of action. On January 25, 2019, the defendants filed in the Gotham and Appaloosa Actions partial motions to dismiss the causes of actions asserted under Section 18 of the Exchange Act and the common law causes of action, which are currently pending. On March 25, 2019, the court entered a stipulation and order staying the CB Recovery Action pending a ruling on the partial motions to dismiss in the Gotham and Appaloosa Actions and making the decision on the partial motions to dismiss the Gotham and Appaloosa Actions applicable to the CB Recovery Action. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of June 30, 2019. We believe the claims are without merit and intend to defend against them vigorously.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On or about November 2, 2017, a complaint was filed in the District Court of Montgomery County, Texas by Daniel Cohen and associated individuals and corporations, alleging causes of action under both common and state law for alleged false and misleading statements related to CB&I’s acquisition of The Shaw Group in 2013, particularly with regard to two nuclear projects being constructed by Shaw in South Carolina and Georgia. The case is captioned Daniel Cohen, et al. v. Chicago Bridge & Iron Company, N.V., et al., No. 17-10-12820. The other defendants are the same individual defendants as in the Securities Litigation described above. The plaintiffs alleged that the individual defendants made, or had authority over the content and method of communicating information to the public, including the alleged misstatements and omissions detailed in the complaint, resulting in a financial loss on shares of stock purchased by the plaintiffs. Discovery in this matter is proceeding. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of June 30, 2019. We believe the claims are without merit and intend to defend against them vigorously.

Post-Combination McDermott Securities Litigation—On November 15, 2018, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of McDermott common stock and alleging damages on their behalf arising from allegedly false and misleading statements made during the class period from January 24, 2018 to October 30, 2018. The case is captioned: Edwards v. McDermott International, Inc., et al., No. 4:18-cv-04330. The defendants in the case are: McDermott; David Dickson, our president and chief executive officer; and Stuart Spence, our chief financial officer. The plaintiff has alleged that the defendants made material misrepresentations and omissions about the integration of the CB&I business, certain CB&I projects and their fair values, and our business, prospects and operations. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. On January 14, 2019, a related action was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of all shareholders of McDermott common stock as of April 4, 2018 who had the right to vote on the Combination, captioned: The Public Employees Retirement System of Mississippi v. McDermott International, Inc., et al., No. 4:19-cv-00135. The plaintiff has alleged the defendants (which include our chief executive officer and chief financial officer) made material misrepresentations and omissions in the proxy statement we used in connection with the Combination. The plaintiff asserted claims under Section 14(a) and 20(a) of the Exchange Act. We filed a motion to consolidate the two actions, and the court granted that motion on February 22, 2019. The court appointed lead plaintiffs in both actions on June 5, 2019. We plan to file motions to dismiss all of the claims once amended pleadings are filed. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of June 30, 2019. We believe the claims are without merit and we intend to defend against them vigorously.

On March 1, 2019 and March 4, 2019, two essentially identical class action lawsuits were filed in the Harris County (Texas) District Court alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 on behalf of CB&I shareholders who acquired McDermott common stock pursuant or traceable to the Registration Statement on Form S-4 and the related Prospectus we issued in connection with the Combination. These actions were captioned Curti v. McDermott International, Inc., et al., Case No. 2019-15780 and Stremcha v. McDermott International, Inc., et al., Case No. 2019-15473. The defendants, besides McDermott International, Inc., included present officers of McDermott and current and past members of McDermott’s board of directors. On or about July 9, 2019, the plaintiffs in these actions voluntarily filed a notice of nonsuit and the actions have been dismissed without any payment by us.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental matters or for the investigation or remediation of environmental conditions during the remainder of 2019 and 2020. As of June 30, 2019, we had no environmental reserve recorded.

Asset Retirement Obligations (“ARO”)

On March 26, 2019, we signed an agreement to enter into a long-term land lease agreement with Saudi Aramco to establish a fabrication and maritime facility located in Ras Al-Khair, Saudi Arabia. In connection with the contemplated lease, the closure of our current fabrication facility in Dubai, United Arab Emirates, is expected to occur in 2030. ARO recorded as of June 30, 2019 was equal to the present value of the estimated costs to decommission the current fabrication facility and was not material.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of June 30, 2019, we determined that we had approximately $183 million of potential liquidated damages exposure, based on performance under contracts to date, and included $89 million as a reduction in transaction prices related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for the liquidated damages where we have not made a reduction in transaction prices. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

NOTE 23—SEGMENT REPORTING

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intersegment sales are recorded at prices we generally establish by reference to similar transactions with unaffiliated customers and were not material during the three and six months ended June 30, 2019 or 2018 and are eliminated upon consolidation.

Operating Information by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Revenues:
NCSA	$1,259	$995	$2,639	$1,093
EARC	192	58	340	74
MENA	399	469	779	814
APAC	133	108	288	257
Technology	154	105	302	105
Total revenues	$2,137	$1,735	$4,348	$2,343

Operating (loss) income: (1)
Segment operating income (loss):
NCSA	$15	$49	$88	$51
EARC	4	(8)	11	(11)
MENA	29	97	95	167
APAC	2	43	15	116
Technology	35	25	70	25
Total segment operating income	85	206	279	348
Corporate	(146)	(157)	(327)	(235)
Total operating (loss) income	$(61)	$49	$(48)	$113

Depreciation and amortization:
NCSA	$14	$9	$31	$16
EARC	3	3	7	3
MENA	13	10	25	16
APAC	2	2	7	9
Technology	18	14	37	14
Corporate	11	20	30	22
Total depreciation and amortization	$61	$58	$137	$80

Capital expenditures (2):
NCSA	$2	$-	$5	$2
EARC	1	-	1	-
MENA	4	4	8	7
APAC	-	2	5	5
Technology	-	-	-	-
Corporate	8	18	14	29
Total Capital expenditures	$15	$24	$33	$43

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets by Segment

	June 30, 2019	December 31, 2018
	(In millions)
Segment assets:
NCSA	$3,489	$3,257
EARC	1,238	1,169
MENA	1,583	1,472
APAC	1,200	1,147
Technology	2,726	2,752
Corporate (3)	(238)	(357)
Total assets	$9,998	$9,440

(1)    NCSA operating results for the three and six months ended June 30, 2019 included $101 million loss on the sale of APP, discussed in Note 4, Disposition of Alloy Piping Products, LLC.

Corporate operating results for the three and six months ended June 30, 2019 included:

•	$20 million and $89 million of restructuring and integration costs, respectively; and
•	$11 million and $15 million of transaction costs, respectively.

Corporate operating results for the six months ended June 30, 2018 included:

•	$63 million and $75 million of restructuring and integration costs, respectively; and
•	$37 million and $40 million of transaction costs, respectively.

See Note 11, Restructuring and Integration Costs and Transaction Costs, for further discussion.

(2)    Capital expenditures reported represent cash purchases. At June 30, 2019 and 2018, we had approximately $47 million and $14 million, respectively, of accrued and unpaid capital expenditures reported in property, plant and equipment and accrued liabilities.

(3)    Corporate assets at June 30, 2019 and December 31, 2018 include negative cash balances associated with our international cash pooling program.

NOTE 24—SUBSEQUENT EVENT

On July 15, 2019, we entered into an asset purchase agreement to acquire assets of Siluria Technologies, including various intellectual property and research and development assets. The purchase price was not material to McDermott.

The purchase adds complementary process and catalyst technologies to our Technology business, expands our licensing portfolio further into the gas monetization market and expands our research and development capabilities for process development, high-throughput catalyst developments and catalyst scale-up.

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
•

expectations regarding the acquisition or divestiture of assets, including expectations regarding the sales of our industrial storage tanks and the remaining portion of our pipe fabrication businesses and the timing of, and use of proceeds from, those transactions;

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

Business Segments

Our five business segments, which represent our reportable segments, are: North, Central & South America (“NCSA”); Europe, Africa, Russia & the Caspian (“EARC”); Middle East & North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects costs that are not allocated to our segments. For financial information about our segments, see Note 23, Segment Reporting, to the accompanying Financial Statements.

•

NCSA—Our NCSA segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, gas-fired power plants, LNG import and export terminals, atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities and performs pipe and module fabrication. Our June 30, 2019 RPOs composition by product offering was 53% LNG, 33% Downstream, 8% Offshore & Subsea and 6% Power. We anticipate the majority of future opportunities over the intermediate term are likely to be in the U.S. LNG and petrochemical markets. Our June 30, 2019 RPOs distribution for this segment by contracting type was approximately 92% fixed-price and hybrid and 8% cost-reimbursable and other.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

EARC―Our EARC segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our June 30, 2019 RPOs composition by product offering was 50% LNG, 26% Offshore & Subsea and 24% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the downstream oil & gas markets in Russia and upstream and LNG projects in Africa.

•

MENA―Our MENA segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, downstream oil & gas facilities, hydrocarbon processing facilities, atmospheric and refrigerated storage vessels and terminals, and performs pipe fabrication and manufacturing. Our June 30, 2019 RPOs composition by product offering was 91% Offshore & Subsea and 9% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Middle East offshore market.

•

APAC—Our APAC segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, refining and petrochemical facilities, hydrocarbon processing facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our June 30, 2019 RPOs composition by product offering was 93% Offshore & Subsea and 7% Downstream, which was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in India and Australia.

•

Technology―Our Technology segment is a leading technology licensor of proprietary gas processing, refining, petrochemical and coal gasification technologies as well as a supplier of proprietary catalysts, equipment and related engineering services. These technologies are critical in the refining of crude oil into gasoline, diesel, jet fuel and lubes, the manufacturing of petrochemicals and polymers, as well as the gasification of coal into syngas. The Technology segment also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. Our June 30, 2019 RPOs composition for this segment was 100% Downstream and primarily comprised of fixed-price contracts.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of June 30, 2019 was $132 million and primarily related to the Cameron LNG project and the Freeport LNG Trains 1 & 2 projects. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico for Pemex (“Line 1 and Line 10”) was also determined to be in substantial loss position as of June 30, 2019, as discussed further below.

For purposes of the discussion below, when we refer to a percentage of completion on a cumulative basis, we are referring to the cumulative percentage of completion, which includes progress made prior to the Combination Date. In accordance with U.S. GAAP, as of the Combination Date, we reset the progress to completion for all of CB&I’s projects then in progress to 0% for accounting purposes based on the remaining costs to be incurred as of that date.

Summary information for our significant ongoing loss projects as of June 30, 2019 is as follows:

Cameron LNG―At June 30, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 78% complete on a post-Combination basis (approximately 93% on a cumulative basis) and had an accrued provision for estimated losses of approximately $58 million. In the second quarter of 2019, NCSA project operating margin was positively impacted by recognition of approximately $110 million of incentives related to the projected achievement of progress milestones.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freeport LNG―At June 30, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 87% complete on a post-Combination basis (approximately 96% on a cumulative basis) and had an accrued provision for estimated losses of approximately $19 million. During the three and six months ended June 30, 2019, the project was negatively impacted by $27 million and $54 million, respectively, due to changes in cost estimates resulting from increases in construction and subcontractor costs. These cost estimate increases were partially offset by the recording of approximately $11 million of incentive revenues in the first quarter of 2019.

During the three months ended June 30, 2019, Freeport LNG Train 3 was negatively impacted by $11 million of changes in cost estimates at completion.  During the six months ended June 30, 2019, Freeport LNG Train 3 was positively impacted by $5 million of changes in estimates, primarily due to increased productivity and savings in indirect costs in the first quarter. During the six months ended June 30, 2019, the Freeport LNG project taken as a whole had an overall negative $38 million impact on operating margin at completion.

Line 1 and Line 10― As of June 30, 2019, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 85% complete and had an accrued provision for estimated losses of approximately $6 million. During the three and six months ended June 30, 2019, the project was negatively impacted by $10 million and $28 million, respectively, of changes in cost estimates associated with unexpected schedule extensions, resulting in additional vessel and labor costs. The project is expected to be completed in the third quarter of 2019.

Summary information for our significant loss projects previously reported in the 2018 Form 10-K that are substantially complete as of June 30, 2019 is as follows:

Calpine Power Project―At June 30, 2019, our U.S. gas turbine power project for Calpine (being performed by our NCSA operating group) was approximately 99% complete on a post-Combination basis (approximately 99.7% on a pre-Combination basis), and the remaining accrued provision for estimated losses was not significant.

Abkatun-A2 Project―At June 30, 2019, our Abkatun-A2 platform project in Mexico for Pemex (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

Review of Business Portfolio

We have performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business are non-core for purposes of our vertically integrated offering model. As a result of our review, we identified our industrial storage tank and pipe fabrication businesses as non-core for purposes of our vertically integrated offering model. We completed the sale of Alloy Piping Products, the distribution and manufacturing arm of our pipe fabrication business (“APP”), during the second quarter of 2019. We are continuing to pursue the sale of the remaining portion of our pipe fabrication business.

We have identified potential buyers for our industrial storage tank business, and sales efforts with respect to that business remain ongoing.  In connection with that contemplated sale, we may retain a continuing minority ownership or other economic interest in the business.  Our anticipated aggregate net cash proceeds from the pipe fabrication and storage tank transactions are now expected to be lower than the approximately $1 billion we previously estimated.  Our ongoing competitive sale processes are now expected to result in closings of the sales in the fourth quarter of 2019; however, we can provide no assurance that either sale process will be completed on the anticipated timeline or at all.  Any potential sale would be subject to approval by our Board of Directors. Our Credit Agreement and the Indenture relating to our Senior Notes (each as defined and described in “—Liquidity and Capital Resources” below) require us to use the net cash proceeds from any sale of a business generating in excess of $500 million in sales proceeds to reduce our outstanding debt.  If the net cash proceeds received are less than $500 million, our Credit Agreement and such Indenture permit us to reinvest those proceeds in long-term assets within 365 days after the receipt of the net proceeds (or enter into binding commitments to do so within such period, and thereafter reinvest such proceeds within 180 days).  Any proceeds not reinvested at the end of such period would be required to be used to reduce our outstanding debt.

The financial results of our industrial storage tank and pipe fabrication businesses are primarily included within our NCSA, MENA and APAC operating groups.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues for our industrial storage tank business as a percentage of our consolidated Revenues were approximately 11% and 8% for the six months ended June 30, 2019 and year ended December 31, 2018, respectively. Property, plant and equipment, net for our industrial storage tank business as a percentage of our consolidated Property, plant and equipment, net was approximately 6% and 3% as of June 30, 2019 and December 31, 2018, respectively. Operating income, including the allocation of the corresponding intangible amortization, for our industrial storage tank business was $26 million and $69 million for the six months ended June 30, 2019 and year ended December 31, 2018, respectively.

Revenues for our pipe fabrication business as a percentage of our consolidated Revenues were less than 1% for the six months ended June 30, 2019 and 1% for the year ended December 31, 2018. Property, plant and equipment, net for our pipe fabrication business as a percentage of our consolidated Property, plant and equipment, net was approximately 5% and 6% as of June 30, 2019 and December 31, 2018, respectively. Operating results for our pipe fabrication business were not material for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

We have not included total assets of the two businesses in the above discussion, as the allocation of goodwill resulting from the Combination to these businesses has not been completed. As of June 30, 2019, we have allocated our goodwill at the reporting unit level. Similar to our disposal of APP, if we complete the planned dispositions of the remaining pipe fabrication business and storage tanks business, we will be required to allocate goodwill for purposes of determining and recording any gain or loss on sale.  We expect a significant portion of the remaining goodwill of our NCSA segment will be allocated to the storage tanks business for purposes of determining its carrying value.

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

Our RPOs by business segment as of June 30, 2019 and December 31, 2018 were as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	June 30, 2019		December 31, 2018		Change (1)
	(Dollars in millions)
NCSA	$8,123	39%	$5,649	52%	$2,474	44%
EARC	4,032	20%	1,378	12%	2,654	193%
MENA	6,538	32%	1,834	17%	4,704	256%
APAC	1,289	6%	1,420	13%	(131)	-9%
Technology	565	3%	632	6%	(67)	-11%
Total	$20,547	100%	$10,913	100%	$9,634	88%

(1)	Our RPOs increased by $9.6 billion from December 31, 2018, due to new awards of $13.9 billion exceeding the recognition of revenues of $4.3 billion.

Of the RPOs as of June 30, 2019, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$4,768	$7,372	$8,407

Three months ended June 30, 2019 vs three months ended June 30, 2018

Revenue

Revenues increased by 23%, or $402 million, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to our NCSA and EARC segments. Revenues for the second quarter of 2018 included impact of the CB&I activity from the Combination Date.

	Three Months Ended June 30,
	2019	2018	Change
	(In millions)			Percentage
Revenues:
NCSA	$1,259	$995	$264	27%
EARC	192	58	134	231
MENA	399	469	(70)	(15)
APAC	133	108	25	23
Technology	154	105	49	47
Total	$2,137	$1,735	$402	23%

NCSA—Revenues increased by 27%, or $264 million, compared to the second quarter of 2018.

In the second quarter of 2019, a variety of projects and activities contributed to revenues, including:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	construction progress on our two U.S. LNG export facility projects (approximately $362 million combined), including incentive revenue recognized on our Cameron, Louisiana LNG export facility project;
•	construction progress on our ethane projects in Texas and Louisiana (approximately $174 million combined); and
•	various power projects in the United States.

In the second quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	construction progress on our two U.S. LNG export facility projects (approximately $370 million combined);
•	construction progress on our ethane cracker projects in Texas and Louisiana (approximately $260 million combined);
•	fabrication and marine activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico;
•	power projects in the U.S.; and
•	various other projects in the U.S.

EARC—Revenues increased by 231%, or $134 million, compared to the second quarter of 2018.

In the second quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering and procurement activities on the Tyra Redevelopment EPCI project, awarded in the fourth quarter of 2017;
•	engineering, procurement and supply of process equipment for a deep conversion complex built at a refinery in central Russia; and
•	progress on engineering and procurement activities on the BP Tortue EPCI project.

In the second quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	commencement in 2018 of the Tyra Redevelopment EPCI project;
•	mobilization activities for an oil refinery expansion project in Russia;
•	commencement and completion of the diving scope project for a refinery off the coast of Durban, South Africa;
•	engineering, procurement and supply of process equipment for the deep conversion complex built at a refinery in central Russia; and
•	various other projects.

MENA—Revenues decreased by 15%, or $70 million, compared to the second quarter of 2018.

In the second quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	procurement, fabrication and marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project, awarded in the fourth quarter of 2017;
•	fabrication, marine and procurement activities on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on the Abu Dhabi National Oil Company (“ADNOC”) crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018; and
•	various other projects.

In the second quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	engineering and fabrication progress and pipelay and spool installation activity by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya Phase 5 project;
•	engineering, fabrication and procurement progress on our Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	deck installations, tie-ins and hook-up activities by our DB 30 vessel on the Saudi Aramco Header 9 Facilities project;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya Phase 6 project;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the Saudi Aramco Long-Term Agreement (the “LTA II”);
•	marine installation activities by our Emerald Sea and DB 27 vessels on a pipeline replacement project offshore Qatar; and
•	various other projects.

APAC—Revenues increased by 23%, or $25 million, compared to the second quarter of 2018.

In the second quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	substantial completion of initial offshore campaign by our DLV 2000 vessel on a subsea installation project in India;
•

the offshore installation campaign by our DB30 vessel for the transportation and installation of offshore structures, pipelines and pre-commissioning project for the Pan Malaysia field development; and

•	various other projects.

In the second quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	substantial completion of the pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project offshore Australia; and
•	commencement of activities on a subsea installation project offshore India, awarded in the fourth quarter of 2017.

Technology—Revenues increased by 47%, or $49 million, compared to the second quarter of 2018. Revenues during both the second quarter of 2019 and 2018 were primarily associated with licensing and proprietary equipment activities in the petrochemical and refining market and the sale of catalyst.

Segment Operating Income

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment operating income in the second quarter of 2019 was $85 million compared to segment operating income of $206 million in the second quarter of 2018. Our second quarter 2019 operating results included a $101 million loss associated with the sale of APP in our NCSA segment. Our second quarter 2018 operating results included impact of the CB&I activity from the Combination Date.

	Three Months Ended June 30,
	2019	2018	Change
	(In millions)			Percentage
Segment operating income (loss):
NCSA	$15	$49	$(34)	(69)%
EARC	4	(8)	12	150
MENA	29	97	(68)	(70)
APAC	2	43	(41)	(95)
Technology	35	25	10	40
Total	$85	$206	$(121)	(59)%

NCSA—Segment operating income was $15 million and $49 million during the second quarters of 2019 and 2018, respectively. Our second quarter of 2019 operating results included a $101 million loss on the sale of APP, discussed in Note 4, Disposition of Alloy Piping Products, LLC, to the accompanying Financial Statements.

In the second quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	$110 million of incentives recognized on our Cameron, Louisiana LNG export facility project, related to the projected achievement of progress milestones;
•	close-out improvements and settlements of claims on our substantially complete projects; and
•	construction progress and cost savings on our ethane projects in Texas and Louisiana and various power projects.

These benefits were partially offset by:

•	charges resulting from changes in cost estimates on several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements; and
•	the $101 million loss on the sale of APP.

In the second quarter of 2018, a variety of projects and activities contributed to operating income, including:

•	construction progress on our ethane cracker projects in Texas and Louisiana; and
•	various other projects in the U.S.

During the second quarter of 2018, our two U.S. LNG export facility projects and our gas turbine power projects in the Midwest and Northeast did not materially contribute to our operating margin.

EARC—Segment operating income was $4 million in the second quarter of 2019 compared to a segment operating loss of $8 million in the second quarter of 2018.

In the second quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	progress on engineering and procurement activities on the Tyra Redevelopment project; and
•	ongoing procurement activities for the oil refinery expansion project in Russia.

In the second quarter of 2018, our project operating results were adversely affected by selling, general and administrative expenses and losses from our investment in the io Oil and Gas unconsolidated joint venture.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MENA—Segment operating income in the second quarters of 2019 and 2018 was $29 million and $97 million, respectively.

In the second quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	procurement, fabrication and marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project;
•	engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE;
•	income from our unconsolidated joint venture with CTCI Corporation (“CTCI”); and
•	various other projects.

In the second quarter of 2018, a variety of projects and activities contributed to operating income, including:

•

engineering and fabrication progress and pipelay and spool installation activity by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya Phase 5 project, as well as productivity improvements and cost savings on the project;

•	deck installations, tie-ins and hook up activities by our DB 30 vessel on the Saudi Aramco Header 9 Facilities project, as well as productivity improvements and cost savings on the project;
•	a favorable settlement on the Saudi Aramco Safaniya Phase 1 project, completed in 2016;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	a demolition campaign on the Saudi Aramco Marjan power systems replacement project; and
•	income from the investment in our unconsolidated joint venture with CTCI.

APAC—Segment operating income in the second quarters of 2019 and 2018 was $2 million and $43 million, respectively. Operating income in the second quarters of 2019 and 2018 was primarily associated with cost savings and close-out activities on completed projects, partially offset by cost increases and weather downtime on various projects.

Technology—Segment operating income during the second quarters of 2019 and 2018 was $35 million and $25 million, respectively. These results were primarily associated with licensing and proprietary equipment activity, as well as the supply of catalyst materials, and included equity income from our unconsolidated joint venture, Chevron Lummus Global, L.L.C. Operating results for the second quarters of 2019 and 2018, also included $17 million and $13 million, respectively, of amortization expense associated with project-related and other intangible assets and investment in unconsolidated affiliates.

Other Items in Operating Income

Corporate and Other

	Three months ended June 30,
	2019	2018	Change
	(In thousands)			Percentage
Corporate and Other	$(146)	$(157)	$11	7%

The decrease in Corporate and Other expenses was primarily due to a decrease of $43 million in restructuring and integration costs, and $26 million in transaction costs (see Note 11, Restructuring and Integration Costs and Transaction Costs, to the accompanying Financial Statements), partially offset by increased selling, general and administrative expenses for the combined organization.

Other Non-operating Items

Interest expense, net—Interest expense, net, was $100 million and $72 million in the second quarter of 2019 and 2018, respectively.

Interest expense in the second quarter of 2019 primarily consisted of:

•

$34 million of interest expense and $3 million of deferred debt issuance costs (“DIC”) amortization associated with the issuance of $1.3 billion principal amount of our 10.625% senior notes due 2024 (the “Senior Notes”);

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	$43 million of interest expense and $3 million of DIC amortization associated with our $2.26 billion senior secured term loan facility (the “Term Facility”); and
~~•~~	$10 million of interest expense and $3 million of DIC amortization associated with the revolving credit facility under the Credit Agreement.

See Note 12, Debt, to the accompanying Financial Statements for further discussion.

Interest expense, net in the second quarter of 2018 primarily consisted of:

•	$28 million of interest expense and $1 million of amortization associated with the issuance of the Senior Notes;
•	$29 million of interest expense and $2 million of deferred DIC amortization associated with the Term Facility;
~~•~~	$8 million of amortization of deferred DIC associated with the revolving credit facility and letter of credit facility under the Credit Agreement; and
•	$4 million of interest expense associated with our $500 million principal amount of 8.000% second-lien notes, which were redeemed in May 2018.

Income tax benefit—During the three months ended June 30, 2019, we recognized an income tax benefit of $49 million (effective tax rate of 30%), compared to an income tax benefit of $84 million (effective tax rate of 215%) for the three months ended June 30, 2018. Our income tax provision for the second quarter of 2019 benefited from nondeductible expenses ($19 million).

Six months ended June 30, 2019 vs six months ended June 30, 2018

Revenue

Revenues increased by 86%, or $2 billion, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in our NCSA segment. Revenues for the six months of 2018 included impact of the CB&I activity from the Combination Date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2019	2018	Change
	(In millions)			Percentage
Revenues:
NCSA	$2,639	$1,093	$1,546	141%
EARC	340	74	266	359
MENA	779	814	(35)	(4)
APAC	288	257	31	12
Technology	302	105	197	188
Total	$4,348	$2,343	$2,005	86%

NCSA—Revenues increased by 141%, or $2 billion, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

In the six months ended June 30, 2019, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $771 million combined), including incentive revenue recognized on our Cameron, Louisiana LNG export facility project;
•	construction progress on our ethane projects in Texas and Louisiana (approximately $509 million combined); and
•	various power projects in the United States.

In the six months ended June 30, 2018, a variety of projects and activities contributed to revenues, as follows:

•	construction progress on our two U.S. LNG export facility projects (approximately $370 million combined);
•	construction progress on our ethane cracker projects in Texas and Louisiana (approximately $260 million combined);
•	fabrication and marine activity progress on the Abkatun-A2 platform;
•	various power projects in the United States; and
•	various other projects in the United States.

EARC—Revenues increased by 359%, or $266 million, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

In the six months ended June 30, 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering and procurement activities on the Tyra Redevelopment EPCI project;
•	ongoing procurement activities for the oil refinery expansion project in Russia;
•	progress on engineering and procurement activities on the BP Tortue EPCI project; and
•	the engineering, procurement and supply of process equipment for a deep conversion complex built at a refinery in central Russia.

In the second quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	commencement in 2018 of the Tyra Redevelopment EPCI project;
•	mobilization activities for the oil refinery expansion project in Russia;
•	commencement and completion of the diving scope project for the refinery off the coast of Durban, South Africa;
•	engineering, procurement and supply of process equipment for the deep conversion complex built at a refinery in central Russia; and
•	various other projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MENA—Revenues decreased by 4%, or $35 million, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

In the six months ended June 30, 2019, a variety of projects and activities contributed to revenues, including:

•	procurement, fabrication, marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project, awarded in the fourth quarter of 2017;
•	engineering, fabrication, marine and procurement activities on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018; and
•	various other projects.

In the six months ended June 30, 2018, a variety of projects and activities contributed to revenues, as follows:

•	engineering and fabrication progress and pipelay and spool installation activity by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya Phase 5 project;
•	engineering, fabrication and procurement progress on our Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;
•	deck installations, tie-ins and hook-up activities by our DB 30 vessel on the Saudi Aramco Header 9 Facilities project;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya Phase 6 project;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project for Saudi Aramco under the LTA II;
•	marine installation activities by our Emerald Sea and DB 27 vessels on a pipeline replacement project offshore Qatar; and
•	various other projects.

APAC—Revenues increased by 12%, or $31 million, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

In the six months ended June 30, 2019, a variety of projects and activities contributed to revenues, including:

•	substantial completion of the initial offshore campaign by our DLV 2000 vessel on a subsea installation project offshore India;
•

the offshore installation campaign by our DB30 vessel for the transportation and installation of offshore structures, pipelines and pre-commissioning project for the Pan Malaysia field development; and

•	close-out activities on a completed project and progress on various other projects.

In the six months ended June 30, 2018, a variety of projects and activities contributed to revenues, as follows:

•	commencement and substantial completion of the pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project offshore Australia;
•	the Inpex Ichthys project offshore Australia and Vashishta subsea field infrastructure development project offshore India, both of which are substantially complete; and
•	commencement of activities on a subsea installation project offshore India, awarded in the fourth quarter of 2017.

Technology—Revenues increased by 188%, or $197 million, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Revenues during both the six months ended June 30, 2019 and 2018 were primarily associated with licensing and proprietary equipment activities in the petrochemical and refining market and the sale of catalyst.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Operating Income

Segment operating income decreased by 20%, or $69 million, in the first half of 2019 compared to the first half of 2018. Our first half 2019 operating results included a $101 million loss associated with the sale of APP in our NCSA segment. Our first half of 2018 operating results included impact of the CB&I activity from the Combination Date.

	Six Months Ended June 30,
	2019	2018	Change
	(In millions)			Percentage
Segment operating income (loss):
NCSA	$88	$51	$37	73%
EARC	11	(11)	22	200
MENA	95	167	(72)	(43)
APAC	15	116	(101)	(87)
Technology	70	25	45	180
Total	$279	$348	$(69)	(20)%

NCSA—Segment operating income was $88 million and $51 million during the six months ended June 30, 2019 and 2018, respectively. Our second quarter of 2019 operating results included a $101 million loss on the sale of APP, discussed in Note 4, Disposition of Alloy Piping Products, LLC, to the accompanying Financial Statements.

In the first half of 2019, a variety of projects and activities contributed to operating income, including:

•

incentive revenues recognized on our U.S. LNG export facility projects, including $110 million recognized on Cameron in the second quarter of 2019, related to the projected achievement of progress milestones;

•	close-out improvements and settlements of claims on our substantially complete projects; and
•	construction progress and cost savings on our ethane projects in Texas and Louisiana and various power projects.

These benefits were partially offset by:

•	charges resulting from changes in cost estimates on several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements; and
•	the $101 million loss on the sale of APP.

In the first half of 2018, a variety of projects and activities contributed to operating income, as follows:

•	construction progress on our ethane cracker projects in Texas and Louisiana; and
•	various other projects in the United States.

During the first of half of 2018, our two U.S. LNG export facility projects and our gas turbine power projects in the Midwest and Northeast did not materially contribute to our operating margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARC—Segment operating income was $11 million in the six months ended June 30, 2019 compared to a segment operating loss of $11 million in the six months ended June 30, 2018.

In the first half of 2019, a variety of projects and activities contributed to operating income, including:

•	progress on engineering and procurement activities on the Tyra Redevelopment project;
•	ongoing procurement activities for the oil refinery expansion project in Russia; and
•	progress on engineering and procurement activities on the BP Tortue EPCI project.

In the first half of 2018, our project operating results were adversely affected by selling, general and administrative expenses and losses from our investment in the io Oil and Gas unconsolidated joint venture.

MENA—Segment operating income in the six months ended June 30, 2019 and 2018 was $95 million and $167 million, respectively.

In the first half of 2019, a variety of projects and activities contributed to operating income, including:

•	procurement, fabrication and marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project;
•	close-out activities and cost savings on the substantially completed Saudi Aramco Safaniya Phase 5 project;
•	engineering and procurement progress on the ADNOC crude flexibility projects in Ruwais, UAE, awarded in the first quarter of 2018;
•	income from the investment in our unconsolidated joint venture with CTCI; and
•	various other projects.

In the first half of 2018, a variety of projects and activities contributed to operating income, including:

•

engineering and fabrication progress and pipelay and spool installation activity by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project, as well as productivity improvements and cost savings on the project;

•	deck installations, tie-ins and hook up activities by our DB 30 vessel on the Saudi Aramco Header 9 Facilities project, as well as productivity improvements and cost savings on the project;
•	favorable settlement on the Saudi Aramco Safaniya Phase 1 project, completed in 2016;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project for Saudi Aramco under the LTA II;
•	demolition campaign on the Saudi Aramco Marjan power systems replacement project; and
•	income from the investment in our unconsolidated joint venture with CTCI.

APAC—Segment operating income in the six months ended June 30, 2019 and 2018 was $15 million and $116 million, respectively.

In the first half of 2019, cost savings and close-out activities on completed projects contributed to operating income, partially offset by cost increases and weather downtime on various projects.

In the six months ended June 30, 2018, a variety of projects and activities contributed to operating income, as follows:

•	cost savings and the close-out of outstanding change orders on active and completed projects; and
•

cost savings upon the commencement and substantial completion of pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project offshore Australia, partially offset by the impact of weather-related delays on the project.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Technology—Segment operating income during the six months ended June 30, 2019 and 2018, was $70 million and $25 million, respectively. The results were primarily associated with licensing and proprietary equipment activity, as well as the supply of catalyst materials, and included equity income from our unconsolidated joint venture, Chevron Lummus Global, L.L.C. Operating results for the six months ended June 30, 2019 and 2018, also included $35 million and $13 million, respectively, of amortization expense associated with project-related and other intangible assets and investment in unconsolidated affiliates.

Other Items in Operating Income

Corporate and Other

	Six months ended June 30,
	2019	2018	Change
	(In millions)			Percentage
Corporate and Other	$(327)	$(235)	$(92)	(39)%

For the six months ended June 30, 2019 and 2018, Corporate and Other expenses were $327 million and $235 million, respectively. The increase in Corporate and Other expenses was primarily due to the following:

•

an increase of $14 million in restructuring and integration costs, primarily related to change-in-control, severance, professional fees and costs of settlement of litigation (see Note 11, Restructuring and Integration Costs and Transaction Costs, to the accompanying Financial Statements); and

•	increased selling, general and administrative expenses for the combined organization.

Other Non-operating Items

Interest expense, net—Interest expense, net, was $192 million and $83 million during the six months ended June 30, 2019 and 2018, respectively.

Interest expense in the six months ended June 30, 2019 primarily consisted of:

•	$69 million of interest expense and $5 million of DIC amortization associated with the issuance of the Senior Notes;
•	$85 million of interest expense and $6 million of DIC amortization associated with the Term Facility; and
~~•~~	$13 million of interest expense and $6 million of DIC amortization associated with the revolving credit facility under the Credit Agreement.

See Note 12, Debt, to the accompanying Financial Statements for further discussion.

Interest expense in the six months ended June 30, 2018 primarily consisted of:

•	$28 million of interest expense and $1 million of deferred DIC amortization associated with the Senior Notes;
•	$29 million of interest expense and $2 million of deferred DIC amortization, associated with the Term Facility;
•	$9 million of amortization of deferred DIC associated with our revolving credit facility and letter of credit facility under the Credit Agreement; and
•	$14 million of interest expense associated with our 8.000% second-lien notes, which were redeemed in May 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income tax benefit— During the six months ended June 30, 2019, we recognized an income tax benefit of $70 million (effective tax rate of 29%), compared to an income tax benefit of $63 million (effective tax rate of 394%) for the six months ended June 30, 2018. Our income tax provision for the six months ended June 30, 2019 benefited from the settlement of a customer claim ($18 million) and a favorable court ruling on tax matters ($19 million), partially offset by nondeductible, state tax and other expenses ($12 million).

During the six months ended June 30, 2019, our unrecognized tax benefits decreased $19 million, primarily due to the favorable court ruling referenced above. We do not anticipate significant changes to this balance in the next 12 months.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows generated from operations and capacity under our revolving credit and other facilities. Our revolving credit and other facilities are also available to provide letters of credit, which are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs. We regularly review our sources and uses of funds and may seek to access capital markets or increase our revolving credit and letter of credit capacity to increase our liquidity position and support our ability to take on larger project awards. We also perform periodic reviews of our business portfolio and may adjust our portfolio to dispose of those portions of our business deemed to be non-core to our vertically integrated offering model.

We believe our cash and cash equivalents on hand, cash flows generated from operations, amounts available under our credit facilities and uncommitted bilateral lines of credit and proceeds from previously announced non-core asset sales will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 22, Commitments and Contingencies to the Financial Statements) and address our normal, anticipated working capital needs for the foreseeable future.

As discussed above under “Company Overview – Review of Business Portfolio,” we completed the sale of APP during the second quarter of 2019.  We are continuing to pursue the sale of the remaining portion of the pipe fabrication business.  We have identified potential buyers for our industrial storage tank business, and sales efforts with respect to that business remain ongoing.  In connection with that contemplated sale, we may retain a continuing minority ownership or other economic interest in the business.  Our anticipated aggregate net cash proceeds from the pipe fabrication and storage tank transactions are now expected to be lower than the approximately $1 billion we previously estimated.  Our ongoing competitive sale processes are now expected to result in closings of the sales in the fourth quarter of 2019; however, we can provide no assurance that either sale process will be completed on the anticipated timeline or at all.  Any potential sale would be subject to approval by our Board of Directors. Our Credit Agreement and the Indenture relating to our Senior Notes (each as defined and described in “—Liquidity and Capital Resources” below) require us to use the net cash proceeds from any sale of a business generating in excess of $500 million in sales proceeds to reduce our outstanding debt.  If the net cash proceeds received are less than $500 million, our Credit Agreement and such Indenture permit us to reinvest those proceeds in long-term assets within 365 days after the receipt of the net proceeds (or enter into binding commitments to do so within such period, and thereafter reinvest such proceeds within 180 days).  Any proceeds not reinvested at the end of such period would be required to be used to reduce our outstanding debt.

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

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2019, we had $782 million of cash, cash equivalents and restricted cash, as compared to $845 million as of December 31, 2018. Approximately $252 million of our cash and cash equivalents as of June 30, 2019 was within our variable interest entities (“VIEs”) associated with our joint venture and consortium arrangements, which is generally only available for use in our operating activities when distributed to the joint venture and consortium participants. As of June 30, 2019, we had approximately $158 million of cash in jurisdictions outside the U.S., principally in Ireland, Brazil, the United Kingdom, the United Arab Emirates and Saudi Arabia. As of June 30, 2019, approximately 4.5% of our outstanding cash balance is held in countries that have established government-imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

Cash Flow Activities

Operating activities―Net cash (used in) provided by operating activities in the six months ended June 30, 2019 and 2018 was ($449) million and $435 million, respectively.

The cash (used in) provided by operating activities primarily reflected our net (loss) income, adjusted for non-cash items and changes in components of our working capital and changes in our current and non-current liabilities. The changes in our working capital during the six months ended June 30, 2019 were primarily driven by accounts receivable, contracts in progress, net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on RPOs as we complete different phases of our projects.

As of June 30, 2019 and December 31, 2018, negative working capital associated with the Calpine power project and our aggregate proportionate shares of the Cameron LNG and Freeport LNG consortium projects (collectively, the “Focus Projects”) was approximately $412 million and $815 million, respectively.

In the second quarter of 2019, Cameron LNG projects operating margin was positively impacted by recognition of approximately $110 million of incentives related to the projected achievement of progress milestones. That incentive has two cash components:

•	$75 million expected to be received in the second half of 2019, including $38 million received in July 2019; and
•	$35 million expected to be received in 2020.

In the six months ended June 30, 2019, net cash used by working capital was approximately $364 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $745 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $282 million used for the Focus Projects) and projects within our EARC and MENA segments; and

•	Accounts receivable—a net increase of $164 million, primarily due to billings in our NCSA and APAC segments, partially offset by collections within our EARC, MENA and Technology segments.

This increase was partially offset by:

~~•~~	Accounts payable—an increase of $545 million, primarily driven by project progress across all segments and Corporate.

The net decrease in current and non-current liabilities of $112 million was primarily driven by our NCSA and MENA segments and Corporate, partially offset by our EARC and APAC segments. The net decrease was primarily associated with a decrease in accrued contract costs and tax payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the six months ended June 30, 2018, net cash provided by working capital was approximately $266 million.

The components of working capital that provided cash were:

•	Accounts receivable—decrease of $278 million driven by collections primarily within our NCSA segment; and
•	Accounts payable—increase of $129 million driven by project progress primarily within our MENA segment.

The increase was partially offset by a $141 million increase in Contracts in progress, net of Advance billings on contracts, primarily due to the impact of progress on projects within our NCSA segment, partially offset by projects within our APAC segment.

Investing activities― Net cash used in investing activities in the six months ended June 30, 2019 was $185 million and was primarily associated with:

•

outflows from advances of $234 million with our third-party consortium participants of proportionately consolidated consortiums (see Note 10, Joint Venture and Consortium Arrangements, to the accompanying Financial Statements); and

•	capital expenditures of $33 million.

Cash outflows in the six months ended June 30, 2019 were partially offset by $83 million in net proceeds from the sale of APP (see Note 4, Disposition of Alloy Piping Products, LLC).

Net cash used in investing activities in the six months ended June 30, 2018 was $2.5 billion and was primarily associated with:

•	the cash portion of the Combination consideration ($2.4 billion, net of cash acquired of $498 million – see Note 3, Business Combination, to the Financial Statements for further discussion);
•	net outflows from advances of $45 million with our third-party consortium participants of proportionately consolidated consortiums; and
•	capital expenditures of $43 million.

Financing activities―Net cash provided by financing activities in the six months ended June 30, 2019 and 2018 was $573 million and $2.8 billion, respectively.

Net cash provided in the six months ended June 30, 2019 was primarily attributable to:

•	$379 million of net borrowings under the revolving credit facility under the Credit Agreement discussed below;
•	$190 million of net inflows attributable to advances from our equity method joint ventures and proportionately consolidated consortiums; and
•	$32 million provided under structured equipment financing discussed below.

The inflows were partially offset by:

•	$11 million of Term Facility, $4 million of North Ocean financing and $4 million of capital lease payments;
•	$5 million of distributions to a former joint venture member (see Note 19, Stockholders’ Equity and Equity-Based Incentive Plans, to the accompanying Financial Statements); and
•	$4 million of repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Net cash provided for the six months ended June 30, 2018 was primarily attributable to:

•	borrowings of $2.26 billion from our Term Facility; and
•	the issuance of $1.3 billion in aggregate principal amount of Senior Notes.

The inflows were partly offset by:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	redemption of the entire $500 million aggregated principal amount of our 8.000% second-lien notes and a $10 million make-whole associated with the early repayment;
•	$208 million of DIC associated with our Credit Agreement and Senior Notes;
•	net outflows from advances of $42 million with our equity method and proportionately consolidated joint ventures and consortiums;
•	$15 million of other debt repayments; and
•	repurchases of common stock of $14 million tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash—During the first six months of 2019, our cash, cash equivalents and restricted cash balance decreased by $2 million, due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Canadian Dollar, Australian Dollar, British Pound and Euro exchange rates. The net unrealized loss on our cash, cash equivalents and restricted cash resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of Other comprehensive income (loss). Our cash, cash equivalents and restricted cash held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and, therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

During the first six months of 2018, our cash and cash equivalents balance decreased by $15 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates.

Credit and Other Financing Arrangements

Credit Agreement

On May 10, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for a term facility under the Credit Agreement, and Crédit Agricole Corporate and Investment Bank, as administrative agent for the other facilities under the Credit Agreement. The Credit Agreement provides for borrowings and letters of credit in the aggregate principal amount of $4.7 billion, consisting of the following:

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
•

a $1.44 billion senior secured letter of credit facility (the “LC Facility”), which includes a $50 million increase pursuant to an Increase and Joinder Agreement we entered into with Morgan Stanley Senior Funding, Inc. as of May 24, 2019.

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($320 million at June 30, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Term Facility—As of June 30, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the three months ended June 30, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2019	$11
2020	23
2021	23
2022	23
2023	23
Thereafter	2,129
$2,232

Additionally, as of June 30, 2019, there were approximately $309 million of Term Facility letters of credit issued (including $48 million of financial letters of credit) under the Credit Agreement, leaving approximately $1 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of June 30, 2019, we had approximately $379 million in borrowings and $53 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $568 million of available capacity under this facility. During the six months ended June 30, 2019, the maximum borrowing under the Revolving Credit Facility was $639 million. We also have a $1.440 billion LC Facility that is scheduled to expire in May 2023. As of June 30, 2019, we had approximately $1.439 billion of letters of credit outstanding, leaving $1 million of available capacity under the LC Facility. If we borrow funds under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at June 30, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at June 30, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at June 30, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at June 30, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

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

Credit Agreement Covenants Compliance—As of June 30, 2019, we were in compliance with all our restrictive and financial covenants under the Credit Agreement. The financial covenants as of June 30, 2019 are summarized below:

Ratios	Requirement	Actual
Minimum fixed charge coverage ratio	1.50x	2.46x
Maximum total leverage ratio	4.25x	2.61x
Minimum liquidity	$200 million	$1,023 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement. The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of June 30, 2019, there were approximately $216 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $14 million of available capacity.

Letter of Credit Agreement Covenants Compliance—As of June 30, 2019, we were in compliance with all our restrictive and financial covenants under the Letter of Credit Agreement.

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

Senior Notes Covenants Compliance—As of June 30, 2019, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of June 30, 2019, the outstanding borrowing under this facility was approximately $12 million. Future maturities are approximately $4 million for the remainder of 2019 and $8 million in 2020.

Receivables Factoring―During the six months ended June 30, 2019, we sold, without recourse, approximately $62 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40% - 2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $2 million of factoring costs in Other operating income (expense) during the six months ended June 30, 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $54 million under these arrangements during the six months ended June 30, 2019.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for settlement of certain equipment supplier invoices. During the second quarter of 2019, we received approximately $32 million under this arrangement, with repayment obligations maturing in January 2020. Interest expense and origination fees associated with this facility were not material.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	June 30, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,627	$1,062	$1,669	$1,060
Surety Bonds (2)	829	567	842	475

(1) Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2) Excludes approximately $346 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $29 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

Finance Lease Obligation

Our significant finance lease obligation is as follows:

The Amazon, a pipelay and construction vessel, was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of June 30, 2019, Property, plant and equipment, net included a $50 million asset (net of accumulated amortization of $6 million) and a finance lease liability of approximately $50 million. As of December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a finance lease liability of approximately $53 million.

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

Redeemable Preferred Stock—The Redeemable Preferred Stock will initially have an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock will be entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum. Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, 2019 and June 30, 2019 dividend payment dates and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividend (i.e., a paid-in-kind (“PIK”) dividend).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the warrants described below (separately included within Capital in excess of par value in our Balance Sheet).  The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. From the Closing Date through June 30, 2019, we recorded cumulative accretion of approximately $9 million with respect to the Redeemable Preferred Stock, including approximately $4 million and $8 million during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the Redeemable Preferred Stock balance was $257 million, adjusted for accretion and PIK dividends of approximately $20 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures for the six months ended June 30, 2019 and 2018 were $33 million and $43 million, respectively, and were primarily attributable to our vessel upgrades (including upgrades to the Amazon) and information technology upgrades. Our capital expenditures in the second quarter included expenditures associated with our new administrative headquarters in Houston, Texas.

During the remainder of 2019, we expect to spend approximately $112 million for capital projects, such as our new administrative headquarters and various vessel upgrades and capital maintenance projects.

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

We are a defendant in a number of lawsuits arising in the normal course of business, and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and, as further information becomes known on pending cases, we may record increases or decreases, as appropriate, for these reserves. See Note 22, Commitments and Contingencies, to the accompanying Financial Statements for a discussion of pending litigation.

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

New Accounting Standards

See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements for a discussion of the potential impact of new accounting standards issued but not adopted as of June 30, 2019 on our Financial Statements.

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

At June 30, 2019, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $700 million. The total fair value of these contracts was a net liability of approximately $6 million at June 30, 2019. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $14 million at June 30, 2019. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

We are exposed to fluctuating exchange rates related to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. Net movements in the Canadian Dollar, Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI by approximately $42 million, net of tax, and our cash balance by approximately $2 million as of June 30, 2019. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Interest Rate Risk

As of June 30, 2019, we continued to utilize a U.S. dollar floating-to-fixed interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through June 30, 2019. Accordingly, changes in the fair value of the swap arrangement are initially recorded in AOCI and then reclassified into earnings in the period in which corresponding interest payments are made. As of June 30, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $71 million. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the Eurodollar rate would have been approximately $55 million at June 30, 2019.

Other

As of June 30, 2019, the fair values of the Term Facility and Senior Notes, based on current market rates for debt with similar credit risk and maturities, were approximately $2.2 billion and $1.2 billion, respectively, and were categorized within level 2 on the valuation hierarchy. As of December 31, 2018, the fair values of the Term Facility and Senior Notes, based on current market rates for debt with similar credit risk and maturities, were approximately $2.1 billion and $1.1 billion, respectively, and were categorized within level 2 on the valuation hierarchy. See Note 16, Fair Value Measurements, to the accompanying Financial Statements for further discussion of our financial instruments.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting—There has been no change in our internal control over financial reporting during the period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 22, Commitments and Contingencies, to our unaudited Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.  Risk Factors

We are updating the risk factor disclosure in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 by adding the discussion below.

The United Kingdom’s proposed withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We are a Panamanian corporation with a tax residency in the United Kingdom (“U.K.”) and with worldwide operations, including material business operations in Europe.  In June 2016, a majority of voters in the U.K. voted in favor of the U.K.’s withdrawal from the European Union in a national referendum (“Brexit”).  The referendum was advisory, and the U.K. government served notice under Article 50 of the Treaty of the European Union in March 2017 to formally initiate the withdrawal process.  The U.K. and the European Union have had a two-year period under Article 50 to negotiate the terms for the U.K.’s withdrawal from the European Union, which has been extended until October 31, 2019. The withdrawal agreement and political declaration that were endorsed at a special meeting of the European Council on November 25, 2018 did not receive the approval of the U.K. Parliament in January 2019. Further discussions are ongoing, although the European Commission has stated that the European Union will not reopen the withdrawal agreement. Any further extension of the negotiation period for withdrawal will require the consent of the remaining 27 member states of the European Union. Brexit has created significant uncertainty about the future relationship between the U.K. and the European Union and has given rise to calls for certain regions within the U.K. to preserve their place in the European Union by separating from the U.K.

These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of the global financial markets and could also significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about applicable future laws, regulations or treaties as the U.K. negotiates the terms of a withdrawal, as well as the operation of any such rules pursuant to any withdrawal terms, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that could apply to us and our subsidiaries, could increase our costs, restrict our access to capital within the U.K. and the European Union, depress economic activity and further decrease foreign direct investment in the U.K. For example, withdrawal from the European Union could, depending on the negotiated terms of such withdrawal, eliminate the benefit of certain tax-related European Union directives currently applicable to U.K.-tax-resident companies such as us, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise our tax costs.

If the U.K. and the European Union are unable to negotiate mutually acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or within the European Economic Area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

4.1

Third Supplemental Indenture, dated July 8, 2019, among CB&I Storage Tank Solutions LLC, McDermott Technology (Americas), Inc., and McDermott Technology (US), Inc. and Wells Fargo Bank, National Association.

10.1	Form of 2019 Non-Employee Director Restricted Stock Unit Grant Agreement.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS XBRL	Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2019

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ CHRISTOPHER A. KRUMMEL
Christopher A. Krummel Global Vice President, Finance and Chief Accounting Officer

