Form 10-Q
period 2019-09-30
MCDERMOTT INTERNATIONAL INC
filed 2019-11-04
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding at October 31, 2019 was 181,824,089.

TABLE OF CONTENTS

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues	$2,121	$2,289	$6,469	$4,632

Costs and Expenses:
Cost of operations	2,173	1,986	6,140	3,948
Project intangibles and inventory-related amortization	7	30	27	42
Total cost of operations	2,180	2,016	6,167	3,990
Research and development expenses	9	8	25	13
Selling, general and administrative expenses	40	64	189	188
Other intangibles amortization	21	25	65	35
Transaction costs	14	5	29	45
Restructuring and integration costs	14	31	103	106
Goodwill impairment	1,370	-	1,370	-
Intangible assets impairment	143	-	143	-
Other asset impairments	18	-	18	-
Loss on asset disposals	-	1	103	2
Total expenses	3,809	2,150	8,212	4,379

Income from investments in unconsolidated affiliates	7	3	19	2
Investment in unconsolidated affiliates-related amortization	(3)	(13)	(8)	(13)
Operating (loss) income	(1,684)	129	(1,732)	242

Other expense:
Interest expense, net	(108)	(86)	(300)	(169)
Other non-operating income (expense), net	-	1	(1)	(13)
Total other expense, net	(108)	(85)	(301)	(182)

(Loss) income before provision for income taxes	(1,792)	44	(2,033)	60

Income tax expense (benefit)	72	44	2	(19)

Net (loss) income	(1,864)	-	(2,035)	79

Less: Net income (loss) attributable to noncontrolling interests	9	(2)	26	(5)

Net (loss) income attributable to McDermott	$(1,873)	$2	$(2,061)	$84

Dividends on redeemable preferred stock	(10)	-	(30)	-
Accretion of redeemable preferred stock	(4)	-	(12)	-

Net (loss) income attributable to common stockholders	(1,887)	2	(2,103)	84

Net (loss) income per share attributable to common stockholders
Basic	$(10.37)	$0.01	$(11.62)	$0.60
Diluted	$(10.37)	$0.01	$(11.62)	$0.60

Shares used in the computation of net (loss) income per share
Basic	182	180	181	140
Diluted	182	181	181	141

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net (loss) income	$(1,864)	$-	$(2,035)	$79
Other comprehensive (loss) income, net of tax:
Loss on derivatives	(28)	(1)	(68)	(13)
Foreign currency translation	(13)	(8)	(47)	(20)
Total comprehensive (loss) income	(1,905)	(9)	(2,150)	46
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	(2)	26	(5)
Comprehensive (loss) income attributable to McDermott	$(1,914)	$(7)	$(2,176)	$51

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(In millions, except per share amounts)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents ($256 and $146 related to variable interest entities ("VIEs"))	$677	$520
Restricted cash and cash equivalents	333	325
Accounts receivable—trade, net ($107 and $29 related to VIEs)	935	932
Accounts receivable—other ($36 and $57 related to VIEs)	209	175
Contracts in progress ($223 and $144 related to VIEs)	1,063	704
Project-related intangible assets, net	68	137
Inventory	52	101
Other current assets ($32 and $24 related to VIEs)	149	139
Total current assets	3,486	3,033
Property, plant and equipment, net	2,118	2,067
Operating lease right-of-use assets	361	-
Accounts receivable—long-term retainages	49	62
Investments in unconsolidated affiliates	450	452
Goodwill	1,335	2,654
Other intangibles, net	790	1,009
Other non-current assets	165	163
Total assets	$8,754	$9,440

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Revolving credit facility	$801	$-
Debt	3,450	30
Lease obligations	161	8
Accounts payable ($322 and $277 related to VIEs)	1,421	595
Advance billings on contracts ($497 and $717 related to VIEs)	1,359	1,954
Project-related intangible liabilities, net	24	66
Accrued liabilities ($66 and $136 related to VIEs)	1,517	1,564
Total current liabilities	8,733	4,217
Long-term debt	-	3,393
Long-term lease obligations	301	66
Deferred income taxes	51	47
Other non-current liabilities	778	664
Total liabilities	9,863	8,387
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	271	230
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 255 shares; issued 185 and 183 shares, respectively	185	183
Capital in excess of par value	3,554	3,539
Accumulated deficit	(4,822)	(2,719)
Accumulated other comprehensive loss	(222)	(107)
Treasury stock, at cost: 3 and 3 shares, respectively	(96)	(96)
Total McDermott Stockholders' Equity	(1,401)	800
Noncontrolling interest	21	23
Total stockholders' equity	(1,380)	823
Total liabilities and stockholders' equity	$8,754	$9,440

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2019	2018
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(2,035)	$79
Non-cash items included in net (loss) income:
Loss on disposal of APP	101	-
Goodwill impairment	1,370	-
Intangible assets impairment	143	-
Other asset impairment	18	-
Depreciation and amortization	200	187
Debt issuance cost amortization	30	27
Stock-based compensation charges	16	36
Deferred taxes	4	(86)
Other non-cash items	-	2
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(78)	130
Contracts in progress, net of advance billings on contracts	(955)	(318)
Inventory	(23)	4
Accounts payable	680	123
Other current and non-current assets	(42)	(52)
Investments in unconsolidated affiliates	(7)	(2)
Other current and non-current liabilities	15	84
Total cash (used in) provided by operating activities	(563)	214

Cash flows from investing activities:
Business combinations, net of cash acquired	(7)	(2,374)
Proceeds from asset disposals, net	83	55
Purchases of property, plant and equipment	(65)	(62)
Advances related to proportionately consolidated consortiums	(277)	(155)
Investments in unconsolidated affiliates	(3)	(14)
Total cash used in investing activities	(269)	(2,550)

Cash flows from financing activities:
Revolving credit facility borrowings	2,451	-
Revolving credit facility repayments	(1,650)	-
Structured equipment financing	32	-
Proceeds from issuance of long-term debt	-	3,560
Repayment of debt and finance lease obligations	(26)	(531)
Advances related to equity method joint ventures and proportionately consolidated consortiums	248	67
Debt and letter of credit issuance costs	(3)	(209)
Debt extinguishment costs	-	(10)
Repurchase of common stock	(4)	(14)
Distributions to joint venture members	(18)	-
Total cash provided by financing activities	1,030	2,863

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(30)
Net increase in cash, cash equivalents and restricted cash	165	497
Cash, cash equivalents and restricted cash at beginning of period	845	408
Cash, cash equivalents and restricted cash at end of period	$1,010	$905

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(In millions)
Balance at December 31, 2017	$98	$1,858	$(48)	$(51)	$(96)	$1,761	$28	$1,789
Adoption of ASC 606	-	-	20	-	-	20	-	20
Balance at January 1, 2018	98	1,858	(28)	(51)	(96)	1,781	28	1,809
Net income (loss)	-	-	35	-	-	35	(1)	34
Other comprehensive loss, net of tax	-	-	-	(1)	-	(1)	-	(1)
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	3	-	-	-	3	-	3
Purchase of treasury shares	-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock	(1)	(6)	-	-	7	-	-	-
Balance at March 31, 2018	98	1,854	7	(52)	(96)	1,811	27	1,838
Net income (loss)	-	-	47	-	-	47	(2)	45
Other comprehensive loss, net of tax	-	-	-	(23)	-	(23)	-	(23)
CB&I combination	85	1,608	-	-	-	1,693	(5)	1,688
Stock-based compensation charges	-	25	-	-	-	25	-	25
Purchase of treasury shares	-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock		(7)	-	-	7	-	-	-
Balance at June 30, 2018	183	3,480	54	(75)	(96)	3,546	20	3,566
Net income (loss)	-	-	2	-	-	2	(2)	-
Other comprehensive loss, net of tax	-	-	-	(9)	-	(9)	-	(9)
CB&I combination	-	-	-	-	-	-	31	31
Stock-based compensation charges	-	8	-	-	-	8	-	8
Balance at September 30, 2018	$183	$3,488	$56	$(84)	$(96)	$3,547	$49	$3,596

Balance at December 31, 2018	$183	$3,539	$(2,719)	$(107)	$(96)	$800	$23	$823
Net loss	-	-	(56)	-	-	(56)	(1)	(57)
Other comprehensive loss, net of tax	-	-	-	(58)	-	(58)	-	(58)
Common stock issued	2	(2)	-	-	-	-	-	-
Stock-based compensation charges	-	6	-	-	-	6	-	6
Accretion and dividends on redeemable preferred stock	-	-	(14)	-	-	(14)	-	(14)
Conversion of noncontrolling interest	-	2	-	-	-	2	(26)	(24)
Purchase of treasury shares	-	-	-	-	(4)	(4)	-	(4)
Retirement of common stock	(1)	(3)			4	-	-	-
Other	-	3	-	-	-	3	-	3
Balance at March 31, 2019	184	3,545	(2,789)	(165)	(96)	679	(4)	675
Net (loss) income	-	-	(132)	-	-	(132)	$18	(114)
Other comprehensive loss, net of tax	-	-	-	(16)	-	(16)	-	(16)
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	5	-	-	-	5	-	5
Accretion and dividends on redeemable preferred stock	-	-	(14)	-	-	(14)	-	(14)
Other	-	-	-	-	-	-	1	1
Balance at June 30, 2019	185	3,549	(2,935)	(181)	(96)	522	15	537
Net (loss) income	-	-	(1,873)			(1,873)	9	(1,864)
Other comprehensive loss, net of tax	-	-	-	(41)	-	(41)	-	(41)
Stock-based compensation charges	-	5	-	-	-	5	-	5
Accretion and dividends on redeemable preferred stock	-	-	$(14)	-	-	(14)	-	(14)
Distribution to non-controlling interest partner	-	-	-	-	-	-	(3)	(3)
Balance at September 30, 2019	$185	$3,554	$(4,822)	$(222)	$(96)	$(1,401)	$21	$(1,380)

See accompanying Notes to these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

McDermott International, Inc. (“McDermott,” “we” or “us”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) and technology solutions to the energy industry. We design and build end-to-end infrastructure and technology solutions to transport and transform oil and gas into a variety of products. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for offshore, subsea, power, liquefied natural gas (“LNG”) and downstream energy projects around the world. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power, and we operate in most major energy-producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost-reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods.

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

The Financial Statements reflect all wholly owned subsidiaries and those entities we are required to consolidate. See the “Joint Venture and Consortium Arrangements” section of Note 2—Basis of Presentation and Significant Accounting Policies, in the 2018 Form 10-K for further discussion of our consolidation policy for those entities that are not wholly owned. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Intercompany balances and transactions are eliminated in consolidation. Values presented within tables (excluding per share data) are in millions and may not sum due to rounding.

Since we completed the Combination, we have incurred losses on several projects that were undertaken by CB&I and its subsidiaries, in amounts that have substantially exceeded the amounts estimated by CB&I prior to the Combination and by us subsequent to the Combination.  Two of those projects, the Cameron LNG export facility project in Hackberry, Louisiana and the Freeport LNG export facility project in Freeport, Texas, remain ongoing.  These projects have used substantial amounts of cash in each of the periods following completion of the Combination.  The usage of cash on these projects, coupled with the substantial amounts of letters of credit and procurement funding needed to secure and commence work on new contracts reflected in our near-record level of backlog, which now exceeds $20 billion, has strained our liquidity and capital resources. As a result of these and other factors, we determined in September 2019 that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including as of September 30, 2019, such as the leverage ratio and fixed charge coverage ratio covenants, under the Credit Agreement and the Letter of Credit Agreement (each as defined and described in Note 12, Debt). In the absence of appropriate amendments or waivers, our failure to remain in compliance with these financial covenants would have triggered an event of default under the Credit Agreement and the Letter of Credit Agreement and a potential cross default under the Senior Notes Indenture (as defined and described in Note 12, Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the uncertainty described above and our ongoing minimum liquidity requirements, we have taken the actions described below.

•	We retained legal and financial advisors to help us evaluate strategic and capital structure alternatives.
•

On October 21, 2019, we entered into a superpriority senior secured credit facility (the “Superpriority Credit Agreement”) which provides for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”). Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital (“Tranche A”), comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility. Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement, including, in each case,  approval of the lenders (in their discretion), a second tranche of $350 million of capital (comprised of $250 million under the New Term Facility and $100 million under the New LC Facility) (“Tranche B”) will be made available between November 30, 2019 and December 31, 2019, a third tranche of $150 million under the New Term Facility (“Tranche C”) will be made available between December 30, 2019 and March 31, 2020 and a fourth tranche of $550 million of capital (comprised of $350 million under the New Term Facility and $200 million under the New LC Facility) (“Tranche D”) will be made available between January 31, 2020 and March 31, 2020. The New Term Facility and the New LC Facility are scheduled to mature on October 21, 2021.

•

On October 21, 2019, we entered into the Credit Agreement Amendment and the LC Agreement Amendment (each as defined and described in Note 12, Debt), which, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant under the Credit Agreement for each fiscal quarter through December 31, 2021 and also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement.

•

On October 21, 2019, we entered into a Consent and Waiver Agreement (as defined and described in Note 20, Redeemable Preferred Stock) with our preferred stockholders to enter into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment.

•

Our applicable subsidiaries elected not to make the payment, when due, of approximately $69 million in interest due on their 10.625% senior notes due 2024 (the “2024 Notes”) on November 1, 2019. As a result of the non-payment, a 30-day grace period following non-payment of the interest has commenced.  During that grace period, we intend to continue discussions with representatives of holders of the 2024 Notes regarding the interest payment.  The non-payment of the interest will not trigger an event of default under the Senior Notes Indenture unless the grace period expires without an agreed-upon resolution and the interest payment then remains unpaid.  If such an event of default occurs, then the trustee under the Senior Notes Indenture or the holders of at least 25% in aggregate principal amount of the 2024 Notes may declare the principal of and accrued interest on the 2024 Notes to be immediately due and payable.  In addition, such an event of default would result in cross defaults under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement. The conditions precedent to funding of Tranche B include, among other things, the refinancing of at least 95% of the 2024 Notes with similar new senior notes which must have interest payable only by an increase in the principal amount, and which may be secured by a lien on the collateral securing obligations under the Superpriority Credit Agreement only on a basis junior to our obligations under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement.

•	We appointed a Chief Transformation Officer to report to McDermott’s CEO and the Board of Directors of McDermott.
•	We announced the commencement of a process to explore strategic alternatives for our Technology segment.

Although we believe that these actions provide an opportunity for us to address our liquidity needs for the next 12 months and will allow us to continue to evaluate potential solutions to our liquidity needs, as described in Note 12, Debt, the conditions to accessing the full funding and letter of credit availability under the Superpriority Credit Agreement have not been fully satisfied as of the date of this report, and we are in the early stages of seeking to obtain certain approvals from third parties that will be necessary to satisfy these conditions.  In addition, the lenders may, in their sole discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met. As a result, we are unable to conclude that the satisfaction of those conditions is probable, as defined under applicable accounting standards. Accordingly, because we can provide no assurance that we will meet all the conditions to access the additional capital under the Superpriority Credit Agreement or that the lenders will lend the additional capital, and our inability to obtain this capital or execute an alternative solution to our liquidity needs could have a material adverse effect on our security holders, there is a substantial doubt regarding our ability to continue as a going concern. We believe that our satisfaction of these conditions, including receipt of all necessary approvals and successful negotiation

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with relevant stakeholders, would alleviate the substantial doubt. We will continue to evaluate our going concern assessment in connection with our future periodic reports, as required by U.S. GAAP.

As a result of the debt compliance matters previously discussed and substantial doubt regarding our ability to continue as a going concern, we determined that the classification of all of our long-term debt obligations, including finance lease obligations, was current as of September 30, 2019. Accordingly, those obligations have been recorded within Current Liabilities on the Balance Sheet.

Reclassifications

Loss on asset disposals—In the second quarter of 2019, we sold Alloy Piping Products LLC (“APP”), as discussed in Note 4, Acquisition and Disposition Transactions. Loss from the disposition of APP is included in Loss on asset disposals in our Condensed Consolidated Statements of Operations (our “Statement of Operations”). To conform to current period presentation, $1 million and $2 million of loss on asset disposals presented in Other operating expense during the three- and nine-month periods ended September 30, 2018, respectively, has been reclassified to Loss on asset disposals.

Bidding and proposal costs—We began classifying bid and proposal costs in Cost of operations in our Statement of Operations in the second quarter of 2018, as a result of our realignment of commercial personnel within our operating groups in conjunction with the Combination. For periods reported prior to the second quarter of 2018, bid and proposal costs were included in Selling, general and administrative expenses (“SG&A”). For the nine months ended September 30, 2018, our SG&A expense included bid and proposal expenses of $10 million incurred in the first quarter of 2018.

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with:

•	revenue recognition for our contracts, including estimating costs to complete each contract and the recognition of incentive fees and unapproved change orders and claims;
•	determination of fair value with respect to acquired assets and liabilities;
•	assessment of our ability to continue as a going concern;
•	classification of all of our long-term debt obligations, including finance lease obligations, as current as of September 30, 2019;
•	fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets;
•	valuation of deferred tax assets and financial instruments;
•	the determination of liabilities related to loss contingencies, self-insurance programs and income taxes;
•	the determination of pension-related obligations; and
•	consolidation determinations with respect to our joint venture and consortium arrangements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered into on May 8, 2018, to hedge against interest rate variability associated with $1.94 billion of the $2.26 billion Term Facility described in Note 12, Debt. The swap arrangement has been designated as a cash flow hedge. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense.

See Note 16, Fair Value Measurements, and Note 17, Derivative Financial Instruments, for further discussion.

Accounting Guidance Issued but Not Adopted as of September 30, 2019

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

Purchase Price Allocation— The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Combination Date, which were based, in part, upon external appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling approximately $5 billion, was recorded as goodwill. Our final purchase price allocation was completed in the second quarter of 2019.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	May 10, 2018
	Fair value	Useful Life Range	Weighted Average Useful Life
	(In millions)
Process technologies	$511	10-30	27
Trade names	400	10-20	12
Customer relationships	126	4-11	10
Trademarks	26	10	10
Total	$1,063

(6)

Goodwill resulted from the acquired established workforce, which does not qualify for separate recognition, as well as expected future cost savings and revenue synergies associated with the combined operations. Of the approximately $5 billion of goodwill recorded in conjunction with the Combination, $2.7 billion, $461 million, $50 million, $52 million and $1.7 billion was allocated to our NCSA, EARC, MENA, APAC and Technology reporting segments, respectively. Approximately $1.7 billion of the opening goodwill balance is deductible for tax purposes.

Impact on RPOs—CB&I RPOs totaled $8.3 billion at the Combination Date, after considering conforming accounting policies and project adjustments for acquired in-process projects.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018 (1)
	(In millions, except per share amounts)
Pro forma revenue	$2,289	$7,135
Pro forma net income attributable to common stockholders	33	128
Pro forma net income per share attributable to common stockholders
Basic	0.18	0.71
Diluted	0.18	0.71
Shares used in the computation of net income per share (2)
Basic	180	180
Diluted	181	181

(1)

Adjustments, net of tax, included in the pro forma net income above that were of a non-recurring nature totaled $28 million and $136 million for the three and nine months ended September 30, 2018, respectively. The adjustments reflect the elimination of (1) restructuring and integration costs ($24 million and $90 million for the three and nine months ended September 30, 2018, respectively); and (2) transaction costs ($4 million and $35 million for the three and nine months ended September 30, 2018, respectively) and debt extinguishment costs of $11 million incurred for the three and nine months ended September 30, 2018, that were included in McDermott and CB&I’s historical results for the three and nine months ended September 30, 2018, respectively. These pro forma results exclude the effect of adjustments to the opening balance sheet associated with fair value purchase accounting estimates.

(2)	Pro forma net income per share was calculated using weighted average basic shares outstanding during the three months ended September 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—ACQUISITION AND DISPOSITION TRANSACTIONS

Siluria Technologies acquisition—On July 15, 2019, we entered into an asset purchase agreement to acquire the assets of Siluria Technologies (“Siluria”), including various intellectual property and research and development assets, for approximately $7 million. In connection with the acquisition we recorded approximately $6 million of intangible assets within our Technology segment.

APP disposition—On June 24, 2019, we entered into an agreement to sell APP, the distribution and manufacturing arm of our pipe fabrication business, previously included in our NCSA segment. We completed the sale of APP on June 27, 2019.

Loss on the APP sale is included in Loss on asset disposals in our Statement of Operations for nine months ended September 30, 2019, and is summarized as follows:

(In millions)
Assets
Inventory	$69
Property and equipment	25
Goodwill	90
Other assets	11
Assets sold	$195

Liabilities
Account payable	$8
Other liabilities	3
Liabilities sold	$11

Net assets sold	$184

Sale proceeds (net of transaction costs of $2)	83

Loss on net assets sold	$101

Results of APP’s operations during the nine-month periods ended September 30, 2019 and 2018 were not material to McDermott, as a whole. We are continuing to pursue the sale of the remaining portion of the pipe fabrication business, subject to approval by our Board of Directors.

NOTE 5—REVENUE RECOGNITION

RPOs

Our RPOs by segment were as follows:

	September 30, 2019		December 31, 2018
	(Dollars in millions)
NCSA	$7,615	38%	$5,649	52%
EARC	3,782	19%	1,378	12%
MENA	6,464	32%	1,834	17%
APAC	1,632	8%	1,420	13%
Technology	592	3%	632	6%
Total	$20,085	100%	$10,913	100%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Of the September 30, 2019 RPOs, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$2,521	$8,588	$8,976

Revenue Disaggregation

Our revenue by product offering, contract types and revenue recognition methodology was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (2)	2018 (2)	2019 (2)	2018 (2)
	(In millions)
Revenue by product offering:
Offshore and subsea	$728	$548	$1,994	$1,809
LNG	334	553	1,166	935
Downstream (1)	854	860	2,456	1,356
Power	205	328	853	532
	$2,121	$2,289	$6,469	$4,632

Revenue by contract type:
Fixed price	$1,640	$1,797	$5,230	$3,693
Reimbursable	324	411	733	680
Hybrid	93	10	309	134
Unit-basis and other	64	71	197	125
	$2,121	$2,289	$6,469	$4,632

Revenue by recognition methodology:
Over time	$2,076	$2,249	$6,354	$4,564
At a point in time	45	40	115	68
	$2,121	$2,289	$6,469	$4,632

(1)	Includes the results of our Technology operating group.
(2)	Intercompany amounts have been eliminated in consolidation.

Other

For the three and nine months ended September 30, 2019, we recognized approximately $47 million and $143 million, respectively, of revenues resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our NCSA segment. Revenues reported for the 2019 periods include a $119 million settlement of claims on a substantially complete project.

For the three months ended September 30, 2018, revenues recognized from changes in transaction prices associated with performance obligations satisfied in prior periods were not material. For the nine months ended September 30, 2018, we recognized $81 million of revenues primarily resulting from changes in transaction prices during the first half of 2018 associated with performance obligations satisfied in prior periods, mainly in our APAC and MENA segments. The change in transaction prices primarily related to reimbursement of costs incurred in prior periods.

Revenues recognized during the three and nine months ended September 30, 2019, with respect to amounts included in our Advance billings on contracts balance as of December 31, 2018, were approximately $179 million and $1.5 billion.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unapproved Change Orders, Claims and Incentives

Unapproved Change Orders and Claims—As of September 30, 2019, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $406 million, of which approximately $94 million was included in our RPO balance. As of December 31, 2018, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $428 million, of which approximately $130 million was included in our RPO balance.

Incentives—As of September 30, 2019, we had incentives included in transaction prices for our projects aggregating to approximately $214 million, primarily associated with our Cameron LNG project discussed below, of which approximately $43 million was included in our RPO balance. As of December 31, 2018, we did not have any material incentives included in transaction prices for our projects.

The amounts recorded in contract prices and recognized as revenues reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates, which could have a material adverse effect on our results of operations, financial position and cash flow.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of September 30, 2019 was $131 million and included $70 million related to the Cameron LNG project. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico for Pemex (“Line 1 and Line 10”) and Asheville power plant project for a unit of Duke Energy Corp. were also determined to be in substantial loss positions as of September 30, 2019, as discussed further below.

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

Summary information for our significant ongoing loss projects as of September 30, 2019 is as follows:

Cameron LNG―At September 30, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 79% complete on a post-Combination basis (approximately 93% on a cumulative basis) and had an accrued provision for estimated losses of approximately $70 million. During the three and nine months ended September 30, 2019, we recognized approximately $170 million of changes in cost estimates on this project, primarily resulting from poor labor productivity and increases in construction and subcontractor costs. The impact of this charge was partially offset by recognition during the three and nine months ended September 30, 2019 of $90 million and $200 million, respectively, of incentives related to the projected achievement of progress milestones.

Freeport LNG―At September 30, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 96% complete on a post-Combination basis (approximately 99% on a cumulative basis) and had an accrued provision for estimated losses of approximately $8 million. During the three and nine months ended September 30, 2019, the project was negatively impacted by $42 million and $96 million, respectively, due to changes in cost estimates resulting from increases in construction and subcontractor costs. During nine months of 2019, we also recognized approximately $5 million of incentive revenues on this project.

During the three and nine months ended September 30, 2019, Freeport LNG Train 3 was negatively impacted by $9 million and $4 million, respectively, of changes in cost estimates at completion.

During the nine months ended September 30, 2019, the Freeport LNG project, as a whole, had an overall negative $95 million impact on operating margin.

Asheville Power Plant Project―As of September 30, 2019, our power project located in Arden, North Carolina (being performed by our NCSA operating group) was approximately 95% complete and had an accrued provision for estimated losses of approximately $4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million. During the three and nine months ended September 30, 2019, the project was negatively impacted by charges of $60 million and $88 million, respectively, primarily due to changes in cost estimates, partially offset by a settlement of a claim. The project is expected to be completed in the fourth quarter of 2019.

Line 1 and Line 10―As of September 30, 2019, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 95% complete and had an accrued provision for estimated losses of approximately $2 million. During the three and nine months ended September 30, 2019, the project was negatively impacted by $3 million and $31 million, respectively, of changes in cost estimates associated with unexpected schedule extensions, resulting in additional vessel and labor costs. The project is expected to be completed in the fourth quarter of 2019.

Summary information for our significant loss projects previously reported in the 2018 Form 10-K that are substantially complete as of September 30, 2019 is as follows:

Calpine Power Project―At September 30, 2019, our U.S. gas turbine power project for Calpine (being performed by our NCSA operating group) was approximately 98% complete on a post-Combination basis (approximately 100% on a pre-Combination basis), and the remaining accrued provision for estimated losses was not significant.

Abkatun-A2 Project―At September 30, 2019, our Abkatun-A2 platform project in Mexico for Pemex (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

NOTE 6—PROJECT CHANGES IN ESTIMATES

Our RPOs for each of our operating groups generally consist of several hundred contracts, and our results may be impacted by changes in estimated margins. The following is a discussion of our most significant changes in cost estimates that impacted segment operating income for the three and nine months ended September 30, 2019 and 2018. For discussion of significant changes in estimates resulting from changes in transaction prices, see Note 5, Revenue Recognition.

Three and nine months ended September 30, 2019

Segment operating income for the three and nine months ended September 30, 2019 was impacted by unfavorable changes in cost estimates totaling approximately $354 million and $470 million, respectively, primarily in our NCSA and EARC segments, partially offset by favorable changes in cost estimates of $33 million and $68 million, respectively, in our MENA segment. Unfavorable changes in cost estimates in our APAC segment for the three and nine months ended September 30, 2019 were approximately $21 million and $22 million, respectively.

NCSA—Our segment results for the three and nine months ended September 30, 2019 were negatively impacted by net unfavorable changes in cost estimates, recognized during the periods, aggregating approximately $330 million and $485 million, respectively. The net unfavorable changes were due to cost increases on:

•	the Cameron LNG project - $170 million for both the three- and nine-month periods ended September 30, 2019, respectively;
•	the Freeport LNG project, as a whole - $51 million and $100 million for the three- and nine-month periods ended September 30, 2019, respectively;
•	Power projects - $53 million and $101 million for the three- and nine-month periods ended September 30, 2019, respectively;
•	Downstream petrochemical projects - $27 million and $20 million for the three- and nine-month periods ended September 30, 2019, respectively;
•	Calpine - $11 million and $22 million for the three- and nine-month periods ended September 30, 2019, respectively;
•

Abkatun-A2, Line 1 and Line 10 and Xanab projects for Pemex - $8 million of net favorable changes in the three months ended September 30, 2019 and $39 million of net unfavorable changes in nine months ended September 30, 2019; and

•	various other projects.

See Note 5, Revenue Recognition, for further discussion of our Freeport LNG Trains 1 & 2 and Train 3, Pemex Line 1 and Line 10 and Asheville power plant projects.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EARC—Our segment results for the three and nine months ended September 30, 2019 were negatively impacted by net unfavorable changes in cost estimates aggregating approximately $36 million and $31 million, primarily due to changes in costs estimates on the Tyra Redevelopment project.

Three and nine months ended September 30, 2018

Segment operating income for the three and nine months ended September 30, 2018 was positively impacted by net favorable changes in cost estimates totaling approximately $79 million and $200 million, respectively, primarily in our NCSA, MENA and APAC segments.

NCSA—Our segment results for the three and nine months ended September 30, 2018 were positively impacted by net favorable changes in cost estimates aggregating approximately $18 million, primarily due to cost savings on our ethane projects in Texas and Louisiana.

MENA—Our segment results for the three months and nine months ended September 30, 2018 were positively impacted by net favorable changes in cost estimates aggregating approximately $49 million and $118 million, respectively, primarily due to productivity improvements and cost savings on marine, fabrication and other activities on three of our projects in the Middle East.

APAC—Our segment results for the three months ended September 30, 2018 were positively impacted by net favorable changes in cost estimates aggregating approximately $9 million. The net favorable changes were due to savings upon substantial completion of the post lay campaign on the Greater Western Flank Phase 2 project in Australia. Our segment results for the nine months ended September 30, 2018 were positively impacted by net favorable changes in cost estimates aggregating approximately $64 million. The net favorable changes were due to reductions in costs to complete offshore campaigns and several other active projects, primarily two of our Australian projects, partially offset by additional costs associated with weather downtime on those two projects.

NOTE 7—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Balance Sheets that sum to the totals of such amounts shown in our Statements of Cash Flows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$677	$520
Restricted cash and cash equivalents (1)	333	325
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,010	$845

(1)	Our restricted cash balances primarily serve as cash collateral deposits for our letter of credit facilities. See Note 12, Debt, for further discussion.

NOTE 8—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―Our trade receivable balances at September 30, 2019 and December 31, 2018 included the following:

	September 30, 2019	December 31, 2018
	(In millions)
Contract receivables (1)	$806	$794
Retainages (2)	146	155
Less allowances	(17)	(17)
Accounts receivable—trade, net	$935	$932

(1)

Unbilled receivables for our performance obligations recognized at a point in time are recorded within Accounts receivable—trade, net and were approximately $34 million and $31 million as of September 30, 2019 and December 31, 2018, respectively.

(2)

Retainages classified within Accounts receivable—trade, net are amounts anticipated to be collected within one year and as to which we have an unconditional right to collect from the customer, subject only to the passage of time. Retainages anticipated to be collected beyond one year are classified as Accounts receivable long-term retainages on our Balance Sheet.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Our goodwill balance is attributable to the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. The changes in the carrying amount of goodwill during the nine months ended September 30, 2019 were as follows:

	NCSA	EARC	MENA	Technology	Total
	(In millions)
Balance as of December 31, 2018 (1)	$1,041	$421	$46	$1,146	$2,654
Adjustments to finalize purchase accounting estimates (2)	160	-	4	4	168
Allocated to APP for disposal	(90)	-	-	-	(90)
Currency translation adjustments	-	(12)	-	(15)	(27)
Goodwill impairment	(1,111)	(259)	-	-	(1,370)
Balance as of September 30, 2019	$-	$150	$50	$1,135	$1,335

(1)

As of December 31, 2018, we had approximately $2.2 billion of cumulative impairment charges recorded in conjunction with our impairment assessment performed during the fourth quarter of 2018, as further described in the 2018 Form 10-K.

(2)	Our purchase accounting allocation was finalized in the second quarter of 2019. See Note 3, Business Combination for further discussion.

During the third quarter of 2019, we experienced significant and sustained deterioration in our enterprise market capitalization due to a decline in the trading price of our common stock. In addition, during the third quarter of 2019, we recognized incremental unfavorable changes in cost estimates to complete the Cameron and Freeport LNG projects (see Note 5, Revenue Recognition, and Note 6, Project Changes in Estimates, for discussion), which resulted in a deterioration in our future cash flow expectations and an increase in our associated risk assumptions. As a result of these triggering events and circumstances, we determined that it was more likely than not that the fair values of our reporting units were below their respective carrying values. Accordingly, we performed an interim quantitative impairment assessment as of August 31, 2019 on our NCSA, EARC, MENA and Technology reporting units.

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

The discounted cash flow analysis for each of our reporting units included forecasted cash flows over a five-year forecast period (2019 through 2023), with our updated 2019 management budget used as the basis for our projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near-term prospects and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Our assessment took into consideration the incremental changes in project estimates discussed above and reflected the increased market risk surrounding the award and execution of future projects. We also adjusted our cost of capital assumptions to be in-line with recent market indicators for our company and industry.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on our quantitative assessments, goodwill for our NCSA reporting unit was fully impaired, and goodwill for our EARC reporting unit was partially impaired. We determined the goodwill associated with our MENA and Technology reporting units was not impaired, as the fair value of each such reporting unit exceeded its net book value by more than 96% and 28%, respectively. The impairment did not have a net tax benefit.

The impairment primarily resulted from updates to the 2019 management budget and increases in our discount rate assumptions driven by increases in our cost of capital and risk premium assumptions associated with forecasted cash flows.

Key assumptions used in deriving the reporting units’ fair values were as follows:

	Discount rate	Compound annual growth rate	Terminal growth rate
NCSA	33.0%	29%	2%
EARC	33.5%	46%	2%
MENA	34.0%	17%	2%
Technology	15.0%	8%	2%

We did not have indicators of impairment during the first quarter of 2019. In the second quarter of 2019, $90 million of NCSA goodwill was allocated to the APP business. Following the disposition of APP, a goodwill impairment test was performed on the retained portion of the NCSA goodwill, and no impairment was identified as a result of the assessment.

Project-Related and Other Intangibles

During the third quarter of 2019, we determined there were indicators of impairment related to our trade names intangible asset, resulting from incremental unfavorable changes in estimates to complete certain key projects, including the Cameron and Freeport LNG projects (see Note 5, Revenue Recognition and Note 6, Project Changes in Estimates, for discussion). This determination resulted in a decrease in our future attributable cash flow expectations.

In light of the impairment indicators, we also performed a review of the useful life estimate of the trade names intangible asset allocated to our NCSA reporting unit. Our assessment of the useful life took into consideration the estimated future attributable cash flows from the trade names asset based on an evaluation of associated backlog, key loss projects that remain incomplete, expected future awards and opportunities and the forecast financial performance of the NCSA reporting unit. Using our updated estimate, which reflects lower attributable cash flow benefits from the trade names intangible asset, we determined the remaining useful life of the trade names associated with our NCSA reporting unit (other than the storage tanks business) to be 1.8 years, compared to our previous estimate of 8.7 years.

Using our revised remaining useful life, a test of recoverability was performed as of August 31, 2019, indicating that the trade names intangible asset, within other intangible assets, had an undiscounted value below carrying value. As a result, we determined the fair value of the trade names intangible asset, resulting in an impairment of $140 million. Key inputs leading to the impairment included the shortened remaining useful life of the asset, updated estimated attributable cash flows based on revenue obsolescence assumptions and reductions in management’s budget. The fair value of the impaired intangible asset was determined using an income approach and was estimated based on the present value of projected future cash flows attributable to the asset. These estimates were based on unobservable inputs requiring significant judgement and were representative of a Level 3 fair value measurement.

Following the impact of the impairment charge and reduced carrying value, the impact of this change in the useful life for the trade names intangible asset was not material to the operating results for the nine months ended September 30, 2019 and is expected to result in a higher amortization expense during the remainder of 2019 and 2020 by approximately $0.4 million and $1.6 million, respectively, and a lower amortization expense in 2021 by approximately $10 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our other intangible assets at September 30, 2019 and December 31, 2018, including the September 30, 2019 weighted-average useful lives, were as follows:

		September 30, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Process technologies	27	$510	$(31)	$479	$514	$(14)	$500
Trade names	12	235	(29)	206	401	(23)	378
Customer relationships	10	123	(40)	83	129	(23)	106
Trademarks	10	26	(4)	22	27	(2)	25
Total (1)		$894	$(104)	$790	$1,071	$(62)	$1,009

(1)

The decrease in other intangible assets during the nine months ended September 30, 2019 primarily related to an impairment charge of $140 million discussed above, amortization expense of $65 million, intangible assets allocated to the disposition of APP and the impact of foreign currency translation, partially offset by an increase of approximately $6 million due to the acquisition of the assets of Siluria, discussed in Note 4, Acquisition and Disposition Transactions.   Amortization expense is anticipated to be $22 million, $87 million, $70 million, $52 million and $52 million for the remainder of 2019, 2020, 2021, 2022 and 2023, respectively.

Our project-related intangibles at September 30, 2019 and December 31, 2018, including the September 30, 2019 weighted-average useful lives, were as follows:

		September 30, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Project-related intangible assets	4	$245	$(177)	$68	$259	$(122)	$137
Project-related intangible liabilities	2	(109)	85	(24)	(109)	43	(66)
Total (1)		$136	$(92)	$44	$150	$(79)	$71

(1)

The decrease in project-related intangible assets during the nine months ended September 30, 2019 primarily related to amortization expense of $27 million, impairment of $3 million and the impact of foreign currency translation. Amortization expense is anticipated to be $7 million, $22 million, $5 million, $8 million and $2 million for the remainder of 2019, 2020, 2021, 2022 and 2023, respectively.

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

The following table presents summarized balance sheet information for our share of our proportionately consolidated consortiums:

	September 30, 2019	December 31, 2018
	(In millions)
Current assets (1)	$449	$299
Non-current assets	9	10
Total assets	$458	$309

Current liabilities	$721	$992

(1)

Our consortium arrangements may allow for excess working capital of the consortium to be advanced to the consortium participants. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a consortium may have advances to its participants which are reflected as an advance receivable within current assets of the consortium. As of September 30, 2019 and December 31, 2018, Accounts receivable—other included $73 million and $44 million, respectively, related to our proportionate share of advances from the consortiums to the other consortium participants.

As of September 30, 2019 and December 31, 2018, Accrued liabilities reflected on the Balance Sheets included $52 million and $53 million, respectively, related to advances from these consortiums.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents summarized balance sheet information for our share of that proportionately consolidated collaborative arrangement:

September 30, 2019
(In millions)
Current assets	$140
Non-current assets	-
Total assets	$140

Current liabilities	$137

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

•

NET Power, LLC (“NET Power”)—We have a joint venture with a unit of Exelon Corporation (“Exelon”), 8 Rivers Capital and Oxy Low Carbon Ventures LLC, a subsidiary of Occidental Petroleum Corporation (“Oxy”), (MDR—32.5% / Exelon—32.5% / 8 Rivers Capital—29.6% / Oxy— 5.4%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the joint venture participants and other parties. On November 8, 2018, NET Power signed an investment agreement for Oxy to purchase 10% of the company for $60 million over a three-year period. On March 8, 2019 and September 30, 2019, Oxy paid $20 million and $11 million, respectively, and received a 5.4% interest in NET Power. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it.

•

McDermott/CTCI—We have a 50%/50% joint venture with CTCI to perform EPC work for a liquids ethylene cracker and associated units at Sohar, Oman. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. Our joint venture arrangement allows for excess working capital of the joint venture to be advanced to the joint venture participants. Such advances are returned to the joint venture for working capital needs as necessary. As of September 30, 2019 and December 31, 2018, Accrued liabilities on the Balance Sheets included $95 million related to advances from this joint venture.

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

Amortization expense associated with fair value adjustments recorded to Investments in unconsolidated affiliates in conjunction with the Combination was $3 million and $8 million for the three and nine months ended September 30, 2019, respectively.

Consolidated Joint Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

McDermott/Orano— We have a joint venture with Orano, of which we own 70% and Orano owns 30%, relating to a mixed oxide fuel fabrication facility in Aiken, South Carolina. In addition, we have a profit sharing agreement to transfer to Orano 18% of the profits attributable to us. The project is currently winding down, with limited activity anticipated for the remainder of 2019. We expect to close out this project by the end of 2019.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents summarized balance sheet information for our consolidated joint ventures, including other consolidated joint ventures that are not individually material to our financial results:

	September 30, 2019	December 31, 2018
	(In millions)
Current assets	$208	$102
Non-current assets	16	15
Total assets	$224	$117

Current liabilities	$164	$138

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

NOTE 11—RESTRUCTURING AND INTEGRATION COSTS AND TRANSACTION COSTS

Restructuring and Integration Costs

Restructuring and integration costs for the three and nine months ended September 30, 2019 were $14 million and $103 million, respectively, and included change-in-control, severance, professional fees and costs of settlement of litigation, as well as costs to achieve our combination profitability initiative (“CPI”) program. We launched the CPI program in the second quarter of 2018, with the goal of realizing transformative cost savings across our business. The program incorporates the activities of our Fit 2 Grow program previously announced in the fourth quarter of 2017 and targets a significant improvement in cost controls across five main opportunity areas: (1) procurement and supply chain; (2) systems, applications and support; (3) assets and facilities; (4) perquisites, travel and other; and (5) workforce efficiency. Restructuring and integration costs for the three and nine months ended September 30, 2018 were $31 million and $106 million, respectively, and primarily related to costs associated with CPI. These costs are recorded within our Corporate operating results.

Transaction Costs

Transaction costs were $14 million and $29 million for the three and nine months ended September 30, 2019, respectively, and primarily related to legal fees associated with the sale process for the pipe fabrication business and the now-terminated effort to sell our industrial storage tanks business, as well as fees to external advisors retained to help us evaluate strategic and capital structure alternatives. Transaction costs were $5 million and $45 million for the three and nine months ended September 30, 2018, respectively, and primarily related to professional service fees (including accounting, legal and financial advisory services) incurred in connection with the Combination. Transaction costs are recorded within our Corporate operating results.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—DEBT

The carrying values of our debt obligations are as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Current
Revolving credit facility	$801	$-

Term Facility	$2,226	$23
10.625% senior notes	1,300	-
Structured equipment financing	32	-
North Ocean 105 construction financing	12	8
Less: unamortized debt issuance costs	(120)	(1)
Current debt, net of unamortized debt issuance costs	$3,450	$30
Long-term
Term Facility	$-	$2,243
10.625% senior notes	-	1,300
North Ocean 105 construction financing	-	16
Less: current maturities of long-term debt	-	(30)
Less: unamortized debt issuance costs	-	(136)
Long-term debt, net of unamortized debt issuance costs	$-	$3,393

As a result of the debt compliance matters and substantial doubt regarding our ability to continue as a going concern, as discussed in Note 2, Basis of Presentation and Significant Accounting Policies, we determined that the classification of all of our long-term debt obligations, including finance lease obligations, was current as of September 30, 2019. Accordingly, those obligations have been recorded within Current Liabilities on the Balance Sheet.

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

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($320 million at September 30, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

•	subject to compliance with the financial covenants in the Credit Agreement, the full unused amount of the Revolving Credit Facility is available for revolving loans;
•

subject to our utilization in full of our capacity to issue Term Facility Letters of Credit, the full unused amount of the Revolving Credit Facility is available for the issuance of performance letters of credit and up to $200 million of the Revolving Credit Facility is available for the issuance of financial letters of credit; and

•	the full unused amount of the LC Facility is available for the issuance of performance letters of credit.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Credit Agreement includes mandatory commitment reductions and prepayments in connection with, among other things, certain asset sales and casualty events. In addition, we are required to make annual prepayments of term loans under the Term Facility and cash collateralize letters of credit issued under the Revolving Credit Facility and the LC Facility with 75% of excess cash flow (as defined in the Credit Agreement).

On October 21, 2019, we entered into Consent and Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant for each fiscal quarter through December 31, 2021. The Credit Agreement Amendment also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement (as defined below) and eliminate our reinvestment rights with respect to proceeds from asset sales. The Credit Agreement Amendment also modified the participation fees we are charged for letters of credit, as described below.

Term Facility—As of September 30, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the three months ended September 30, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future contractually scheduled maturities of the Term Facility are:

(In millions)
2019	$6
2020	23
2021	23
2022	23
2023	23
Thereafter	2,128
$2,226

Additionally, as of September 30, 2019, there were approximately $300 million of Term Facility letters of credit issued (including $45 million of financial letters of credit) under the Credit Agreement, leaving approximately $10 million of available capacity under the Term Facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of September 30, 2019, we had approximately $801 million in borrowings and $194 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $5 million of available capacity under this facility. During the nine months ended September 30, 2019, the maximum outstanding borrowing under the Revolving Credit Facility was $801 million. We also have a $1.440 billion LC Facility that is scheduled to expire in May 2023. As of September 30, 2019, we had approximately $1.435 billion of letters of credit outstanding, leaving $5 million of available capacity under the LC Facility. Under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at September 30, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at September 30, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at September 30, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at September 30, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). Pursuant to the Credit Agreement Amendment, we are now charged a 5% participation fee on any outstanding letter of credit for any newly issued letter of credit and with respect to any increase in the amount of any existing letter of credit. We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Credit Agreement Covenants— The Credit Agreement, as amended by the Credit Agreement Amendment, includes the following financial covenants that are tested on a quarterly basis:

•

the minimum permitted fixed charge coverage ratio (as defined in the Credit Agreement) is (i)  0.70:1.00 for the fiscal quarters ending December 31, 2019 through June 30, 2020; (ii) 1.10:1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020; (iii) 1.20:1.00 for the fiscal quarter ending March 31, 2021; (iv) 1.40:1.00 for the fiscal quarter ending June 30, 2021; (v) 1.30:1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021; and (vi) 1.50:1.00 for each fiscal quarter ending after December 31, 2021.

•

the maximum permitted leverage ratio is (i)  11.70:1.00 for the fiscal quarter ending December 31, 2019; (ii) 11.60:1.00 for each fiscal quarter ending March 31, 2020; (iii) 10.30:1.00 for the fiscal quarter ending June 30, 2020; (iv) 6.50:1.00 for the fiscal quarter ending September 30, 2020; (v) 6.00:1.00 for the fiscal quarter ending December 31, 2020; (vi) 5.30:1.00 for the fiscal quarter ending March 31, 2021; (vii) 4.80:1.00 for the fiscal quarter ending June 30, 2021; (viii) 4.70:1.00 for the fiscal quarter ending September 30, 2021; (ix) 4.80:1.00 for the fiscal quarter ending December 31, 2021; and (x) 3.25:1.00 for each fiscal quarter ending after December 31, 2021.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Credit Agreement Covenants Compliance— As discussed in Note 2, Basis of Presentation and Significant Accounting Policies, in September 2019 we determined that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including as of September 30, 2019. The Credit Agreement, as subsequently amended by the Credit Agreement Amendment on October 21, 2019, does not require testing any financial covenants under the Credit Agreement as of September 30, 2019.

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

Superpriority Credit Agreement

On October 21, 2019, McDermott, as a guarantor, entered into a superpriority senior secured credit agreement (the “Superpriority Credit Agreement”) with three of our wholly owned subsidiaries, McDermott Technology (Americas), Inc. (“MTA”), McDermott Technology (US), Inc. (“MTUS”), and McDermott Technology, B.V. (“MTBV”), as co-borrowers (collectively, the “Borrowers”), a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for the New Term Facility (as defined below), and Crédit Agricole Corporate and Investment Bank, as administrative agent for the New LC Facility (as defined below).

The Superpriority Credit Agreement provides for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”). Proceeds of the loans under the New Term Facility are to be used for general corporate purposes and to pay fees and expenses in connection with the Superpriority Credit Agreement and related transactions.

Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital, comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility (“Tranche A”). Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement (and detailed below), including, certain conditions that require approval of the lenders (in their discretion), a second tranche of $350 million of capital (comprised of $250 million under the New Term Facility and $100 million under the New LC Facility) (“Tranche B”) will be made available to the Borrowers between November 30, 2019 and December 31, 2019, a third tranche of $150 million under the New Term Facility (“Tranche C”) will be made available to the Borrowers between December 30, 2019 and March 31, 2020 and a fourth tranche of $550 million of capital (comprised of $350 million under the New Term Facility and $200 million under the New LC Facility) (“Tranche D”) will be made available to the Borrowers between January 31, 2020 and March 31, 2020. The New Term Facility and the New LC Facility are scheduled to mature on October 21, 2021.

The indebtedness and other obligations under the Superpriority Credit Agreement are unconditionally guaranteed by McDermott and substantially all of its direct and indirect wholly owned subsidiaries (the “Superpriority Guarantors”), other than several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The indebtedness and other obligations under the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Superpriority Credit Agreement are secured by super-priority liens on substantially all of the Borrowers’, McDermott’s and the other Superpriority Guarantors’ assets.

The New Term Facility and the New LC Facility will bear interest at the Borrowers’ option at either (1) the Eurodollar rate plus a margin of 10.00% per year or 10.00%, respectively, or (2) the base rate plus a margin of 9.00% per year in each case. The Borrowers are charged a commitment fee of 1.50% per year on the daily amount of the unused portions of the commitments under the New LC Facility. Additionally, with respect to all letters of credit outstanding under the New LC Facility, the Borrowers are charged a fronting fee of 0.50% per year. The Borrowers are also required to pay issuance fees and other fees and expenses in connection with the issuance of letters of credit under the New LC Facility. We paid upfront fees, commitment fees, agent fees and other fees to certain lenders, arrangers and agents for the Superpriority Credit Agreement.

The Superpriority Credit Agreement includes mandatory commitment reductions and prepayment requirements in connection with certain asset sales and casualty events. In addition, the Borrowers will be required to make an annual prepayment of loans under the New Term Facility and reduce commitments under the New LC Facility with 75% of “excess cash flow” (as defined in the Superpriority Credit Agreement). The Superpriority Credit Agreement otherwise only requires periodic interest payments until maturity. Certain mandatory prepayments and voluntary prepayments of loans under the New Term Facility must be accompanied by the payment of a premium of (x) during the first six months after the closing (other than with respect prepayments for certain asset sales), up to the greater of 3.0% of the aggregate principal amount of term loans being repaid and the sum of the present values of the term loans, being repaid, the accrued interest on such term loans and 3.0% of the principal amount of such term loans and (y) during the period after the first six months after the closing but prior to the end of the first 18 months (and with respect to prepayments for certain asset sales), 3.0% of the aggregate principal amount of term loans being repaid. The Borrowers may terminate in whole or reduce in part the unused portion of the New LC Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Superpriority Credit Agreement requires us to comply with the following financial covenants:

•	limitations on specified variances from receipts and disbursements set forth in our budget;
•	minimum Adjusted EBITDA (as defined in the Superpriority Credit Agreement), tested on a trailing four-quarters basis at the end of each fiscal quarter;
•	minimum liquidity of no less than $75 million at any time; and
•	maximum project charges to specified projects for the quarter ended September 30, 2019 not to exceed $260 million.

The Superpriority Credit Agreement contains various affirmative covenants, including requirements that:

•	McDermott appoint a Chief Transformation Officer, to report to McDermott’s CEO and Board of Directors (the “Board”);
•

prior to the funding of Tranche B, McDermott refinance at least 95% of the outstanding aggregate principal amount of our Senior Notes (as defined below), with similar senior notes, which must have interest payable only by an increase in the principal amount, and which may be secured by a lien on the collateral securing obligations under the Superpriority Credit Agreement only on a basis junior to McDermott’s and its applicable subsidiaries’ obligations under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement;

•

concurrently with the funding of Tranche B, Tranche C and Tranche D as described above, McDermott issue equity, so that participating lenders receive equity in McDermott totaling up to an aggregate of 15% of McDermott’s issued and outstanding shares of common stock (on a pro rata basis relative to each lender’s commitment amount); and

•	in addition to customary periodic financial reporting obligations, McDermott deliver periodic cash flow forecasts and variance reports to the lenders under the Superpriority Credit Agreement.

The Lenders’ obligation to fund Tranche B, Tranche C and Tranche D under the Superpriority Credit Agreement is subject in all cases to their consent (in their discretion). McDermott expects that, prior to approving the funding of Tranche B, Tranche C or Tranche D, the Lenders will require McDermott to deliver additional financial information to the Lenders and their advisors about McDermott, including updates on McDermott’s short-term cash flows and McDermott’s progress in evaluating all potential alternatives to reduce leverage.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Superpriority Credit Agreement Covenants—The Superpriority Credit Agreement includes the following financial covenants:

•

as of any Variance Testing Date (as defined in the Superpriority Credit Agreement), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the Superpriority Credit Agreement) by more than 15%, (ii) the aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing period and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four-week period ending with the fourth week, in each case of such variance testing period and (b) at any time, our liquidity shall not be less than $100 million.

•

beginning with the fiscal quarter ending December 31, 2019, our adjusted EBITDA (as defined in the Superpriority Credit Agreement) for the most recently ended four fiscal quarter period for which financial statements have been delivered pursuant to the Superpriority Credit Agreement shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

Test Period End Date	Adjusted EBITDA (In millions)
December 31, 2019	$430
March 31, 2020	470
June 30, 2020	530
September 30, 2020	880
December 31, 2020	960
March 31, 2021	1,090
June 30, 2021	1,210

•

The minimum liquidity (as defined in the Superpriority Credit Agreement, but generally meaning the sum of McDermott’s unrestricted cash and cash equivalents plus unused commitments under the Superpriority Credit Agreement available for revolving borrowings) shall be $75 million.

In addition, the Superpriority Credit Agreement contains various covenants that, among other restrictions, limit our ability to:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Superpriority Credit Agreement contains events of default that we believe are customary for a senior secured credit facility. If an event of default relating to a bankruptcy or other insolvency event occurs, all obligations under the Superpriority Credit Agreement will immediately become due and payable. If any other event of default exists under the Superpriority Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Superpriority Credit Agreement and exercise other rights and remedies. In addition, if any event of default exists under the Superpriority Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with MTA, MTUS and MTBV, each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement. The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of September 30, 2019, there were approximately $220 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $10 million of available capacity.

On October 21, 2019, we entered into Consent and Amendment No. 1 to the Letter of Credit Agreement (the “LC Agreement Amendment”). The LC Agreement Amendment amends, among other things, the compliance levels for McDermott’s leverage ratio and fixed charge coverage ratio for each fiscal quarter through December 31, 2021. The LC Agreement Amendment also modifies (i) the event of default provisions and (ii) covenant provisions in the same manner as provided in the Credit Agreement Amendment. The LC Agreement Amendment also modifies the participation fee we are charged for newly issued letters of credit or with respect to any increase in the amount of any existing letter of credit to 5%.

Letter of Credit Agreement Covenants Compliance— As discussed in Note 2, Basis of Presentation and Significant Accounting Policies, in September 2019 we determined that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including as of September 30, 2019. The LC Agreement, as subsequently amended by the LC Agreement Amendment on October 21, 2019, does not require testing any financial covenant as of September 30, 2019.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

excluding) the applicable redemption date (subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On November 1, 2019, a scheduled interest payment of approximately $69 million was due on the Senior Notes. On November 1, 2019, we did not pay the scheduled interest payment and entered into a 30-day grace period to defer the interest payment in accordance with the Senior Notes Indenture. If we do not make the interest payment within the 30-day grace period, an event of default will have occurred pursuant to the terms of the Senior Notes Indenture. Upon an event of default, the trustee of the Senior Notes or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of and accrued interest on the Senior Notes to be immediately due and payable. Our failure to pay the interest payment on the Senior Notes by the end of the grace period would also result in cross defaults under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement.

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

Senior Notes Covenants Compliance—As of September 30, 2019, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the November 1, 2019 scheduled interest payment and the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of September 30, 2019, the outstanding borrowing under this facility was approximately $12 million. Future maturities are approximately $4 million for the remainder of 2019 and $8 million in 2020.

Receivables Factoring―During the nine months ended September 30, 2019, we sold, without recourse, approximately $65 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40% - 2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $2 million of factoring costs in Other operating income (expense) during the nine months ended September 30, 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $57 million under these arrangements during the nine months ended September 30, 2019.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for the settlement of certain equipment supplier invoices. As of September 30, 2019, we received approximately $32 million under this arrangement, with repayment obligations maturing in January 2020. Interest expense and origination fees associated with this facility were not material.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	September 30, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,850	$1,380	$1,669	$1,060
Surety Bonds (2)	842	588	842	475

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)

Excludes approximately $326 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $28 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

The financial institutions that provide the Uncommitted Facilities have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

NOTE 13—LEASE OBLIGATIONS

The following tables summarize our leased assets and lease liability obligations:

		September 30, 2019	December 31, 2018
		(In millions)
Leases	Classification
Assets
Operating lease assets	Operating lease right-of-use assets	$361	$-
Finance lease assets (1)	Property, plant and equipment, net	67	70
	Total leased assets	428	70
Liabilities
Current
Operating	Current portion of long-term lease obligations	92	-
Finance (2)	Finance lease obligation	69	8
		161	8
Noncurrent
Operating	Long-term lease obligations	301	-
Finance	Finance lease obligation	-	66
		301	66

	Total lease liabilities	$462	$74

(1)	Our finance leases are represented by:

(a)   A jack-up barge utilized in our MENA region; and

(b)   The Amazon, a pipelay and construction vessel, which was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of September 30, 2019, Property, plant and equipment, net included a $49 million asset (net of accumulated amortization of $6 million) and a finance lease liability of approximately $48 million. As of December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a finance lease liability of approximately $53 million.

(2)

As a result of the debt compliance matters and substantial doubt regarding our ability to continue as a going concern, as discussed in Note 2, Basis of Presentation and Significant Accounting Policies, we determined that the classification of all of our long-term debt obligations, including finance lease obligations, was current as of September 30, 2019. Accordingly, those obligations have been recorded within Current Liabilities on the Balance Sheet.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our lease cost was as follows:

		Three months ended	Nine months ended
		September 30, 2019
	Classification	(In millions)
Operating lease cost (1)	SG&A Expenses	$25	$67
Operating lease cost (1)	Cost of operations	21	51
Finance lease cost
Amortization of leased assets	Cost of operations	1	4
Interest on lease liabilities	Net Interest Expense	1	4
Net lease cost		$48	$126

(1)	Includes short-term leases and immaterial variable lease costs.

Future minimum lease payments for our operating and finance lease obligations as of September 30, 2019 are as follows:

	Operating leases	Finance leases	Total
	(In millions)
2019	$26	$2	$28
2020	93	12	105
2021	81	11	92
2022	69	11	80
2023	55	11	66
After 2023	335	46	381
Total lease payments	659	93	752
Less: Interest	(266)	(24)	(290)
Present value of lease liabilities	$393	$69	$462

Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.0
Finance leases	8.4
Weighted-average discount rate
Operating leases	9.2%
Finance leases	8.9%

Supplemental information for our operating and finance lease obligations are as follows:

Other information	September 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(81)
Financing cash flows from finance leases	(5)
Leased assets obtained in exchange for new operating lease liabilities	361
Leased assets obtained in exchange for new finance lease liabilities	-

NOTE 14—PENSION AND POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans covering eligible employees and provide specific postretirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides contribution information for our Non-U.S. defined benefit pension plans and other postretirement plans at September 30, 2019:

Non-U.S. Pension Plans
(In millions)
Contributions made through September 30, 2019	$10
Contributions expected for the remainder of 2019	4
Total contributions expected for 2019	$14

The following table provides a breakdown of the components of the net periodic benefit cost (income) associated with our defined benefit pension plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
U.S. pension plans:
Service cost	$-	$-	$-	$-
Interest cost	5	5	14	14
Expected return on plan assets	(4)	(5)	(13)	(14)
Amortization of prior service (credits) costs	-	-	-	-
Net periodic benefit cost (income) (1)	$1	$-	$1	$-

Non-U.S. pension plans:
Service cost	$3	$3	$8	$5
Interest cost	4	4	14	7
Expected return on plan assets	(6)	(6)	(18)	(10)
Amortization of prior service (credits) costs	-	-	-	-
Net periodic benefit cost (income) (1)	$1	$1	$4	$2

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

NOTE 15—ACCRUED LIABILITIES

	September 30, 2019	December 31, 2018
	(In millions)
Accrued contract costs	$708	$796
Advances from equity method and proportionally consolidated joint ventures and consortiums (1)	149	148
Income taxes payable	-	69
Other accrued liabilities (2)	660	551
Accrued liabilities	$1,517	$1,564

(1)	Represents advances from the joint ventures and consortiums in which we participate. See Note 10, Joint Venture and Consortium Arrangements, for further discussion.
(2)	Represents various accruals that are each individually less than 5% of total current liabilities.

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

The following table presents the fair value of our financial instruments as of September 30, 2019 and December 31, 2018 that are (1) measured and reported at fair value in the Financial Statements on a recurring basis and (2) not measured at fair value on a recurring basis in the Financial Statements:

	September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$106	$106	$-	$106	$-
Not measured at fair value on recurring basis
Debt and finance lease obligations (2)	(3,639)	(1,895)	-	(1,782)	(113)

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(39)	$(39)	$-	$(39)	$-
Not measured at fair value on recurring basis
Debt and finance lease obligations (2)	(3,633)	(3,287)	-	(3,197)	(90)

(1)

The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value forward contracts. This approach discounts future cash flows based on current market expectations and credit risk.

(2)

Our debt instruments are generally valued using a market approach based on quoted prices for similar instruments traded in active markets and are classified as Level 2 within the fair value hierarchy. Quoted prices were not available for the NO 105 construction financing, structured equipment financing or finance leases. Therefore, these instruments were valued based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms and are classified as Level 3 within the fair value hierarchy.

The carrying amounts that we have reported for our other financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility debt approximate their fair values due to the short maturity of those instruments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair value of non-financial instruments

We evaluate the vessels in our fleet for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In those evaluations, we compare the estimated future undiscounted cash flows generated by each asset to the carrying value of the asset to determine if a write-down may be required. If the undiscounted cash flow test is failed, we estimate the fair value of the asset and compare that estimated fair value to the carrying value of the asset to determine if there has been an impairment. The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs.

During the quarter ended September 30, 2019, indicators of impairment were present for our Thebaud Sea vessel, which was previously impaired in the fourth quarter of 2018, and two of our offshore diving operations saturation support systems. Those indicators of impairment were primarily related to a lack of future utilization plans. We determined the aggregate carrying value of these assets ($26 million) was in excess of their estimated fair value, which approximated the estimated market value ($8 million) and recorded an $18 million non-cash impairment in our Corporate segment. We are considering scrapping or selling these assets.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives—The notional value of our outstanding foreign exchange rate derivative contracts totaled $852 million as of September 30, 2019, with maturities extending through September 2023. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of September 30, 2019, the fair value of these contracts was in a net liability position totaling approximately $27 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of September 30, 2019, we have approximately $29 million of unrealized net losses in AOCI in connection with foreign exchange rate derivatives designated as cash flow hedges, and we expect to reclassify approximately $16 million of deferred losses out of AOCI by September 30, 2020, as hedged items are recognized in earnings.

Interest Rate Derivatives—On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our interest expense. As of September 30, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $79 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

Subsequent to September 30, 2019, in light of the circumstances described in Note 2, Basis of Presentation and Significant Accounting Policies, we have considered our hedge accounting on the interest rate swap arrangement. Based on the substantial doubt in our ability to continue as a going concern, subsequent to September 30, 2019 we no longer consider it probable that our hedged forecasted cash flows will occur, and, therefore, our hedge accounting under ASC 815, Derivatives and Hedging, has ceased on a prospective basis.

As of September 30, 2019, in connection with the interest rate swap arrangement, we have approximately $79 million of unrealized net losses in AOCI, and we expect to reclassify approximately $23 million of deferred losses out of AOCI by September 30, 2020, as the hedged items are recognized in earnings.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the total fair value of the derivatives by underlying risk and balance sheet classification:

	September 30, 2019		December 31, 2018
	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges
	(In millions)
Other current assets	$2	$1	$3	$3
Other non-current assets	-	1	-	-
Total derivatives asset	$2	$2	$3	$3

Accrued liabilities	$41	$2	$10	$3
Other non-current liabilities	66	1	32	-
Total derivatives liability	$107	$3	$42	$3

The following table presents the total value, by underlying risk, recognized in other comprehensive income and reclassified from AOCI to our Statements of Operations, in connection with derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Amount of gain (loss) recognized in other comprehensive income (loss)
Foreign exchange hedges	$(25)	$(11)	$(29)	$(16)
Interest rate hedges	(9)	10	(52)	-
Gain (loss) recognized on derivatives designated as cash flow hedges
Foreign exchange hedges
Revenue	(2)	-	(7)	-
Cost of operations	(3)	(2)	(2)	(2)
Interest rate hedges
Interest expense	(1)	(1)	(4)	(1)
Gain (loss) recognized on derivatives not designated as cash flow hedges
Foreign exchange hedges
Revenue	-	-	2	-
Cost of operations	-	(2)	-	(12)

NOTE 18—INCOME TAXES

During the three months ended September 30, 2019, we recognized an income tax expense of $72 million (effective tax rate of -4%), compared to income tax expense of $44 million (effective tax rate of 99.5%) for the three months ended September 30, 2018. The lower effective tax rate was almost entirely due to discrete charges, which were primarily related to the non-deductible goodwill impairment, described in Note 9, Goodwill and Other Intangible Assets.

During the nine months ended September 30, 2019, we recognized an income tax expense of $2 million (effective tax rate of 0%), compared to an income tax benefit of $19 million (effective tax rate of 31%) for the nine months ended September 30, 2018. The lower effective tax rate was largely due to discrete charges, which were primarily related to the non-deductible goodwill impairment, described in Note 9, Goodwill and Other Intangibles Assets.

During the nine months ended September 30, 2019, our unrecognized tax benefits decreased by $19 million, primarily due to a favorable court ruling on tax matters. We do not anticipate additional significant changes to this balance in the next 12 months.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19—STOCKHOLDERS’ EQUITY AND EQUITY-BASED INCENTIVE PLANS

Shares Outstanding and Treasury Shares―The changes in the number of shares outstanding and treasury shares held by us are as follows (in millions):

	Nine Months Ended September 30,
	2019	2018
Shares outstanding
Beginning balance	181	95
Common stock issued	2	2
Shares issued in the Combination (Note 3, Business Combination)	-	85
Purchase of common stock	(1)	(1)
Ending balance	182	181

Shares held as Treasury shares
Beginning balance	3	3
Purchase of common stock	1	1
Retirement of common stock	(1)	(1)
Ending balance	3	3

Ordinary shares issued at the end of the period (1)	185	183
(1)	Amounts in this table may not sum due to rounding.

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

Stock-Based Compensation Expense―During the three months ended September 30, 2019 and 2018, we recognized $5 million and $9 million, respectively, and during the nine months ended September 30, 2019 and 2018, we recognized $16 million and $24 million, respectively, of stock-based compensation expense, primarily within SG&A in our Statements of Operations. In addition, we recognized $26 million of expense in the second quarter of 2018 as a result of accelerated vesting for employees terminated in connection with the Combination, which was recorded within Restructuring and integration costs in our Statements of Operations.

In addition, during the three months ended September 30, 2019 and 2018, we recognized $3 million of income and $1 million of expense, respectively, and during the nine months ended September 30, 2019 and 2018, we recognized $2 million and $6 million, respectively, of compensation expense associated with awards classified as liability awards as of the end of those respective periods.

Accumulated Other Comprehensive (Loss) Income―The components of AOCI included in stockholders’ equity are as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Foreign currency translation adjustments ("CTA")	$(120)	$(73)
Net unrealized loss on derivative financial instruments	(108)	(40)
Defined benefit pension and other postretirement plans	6	6
Accumulated other comprehensive loss	$(222)	$(107)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (1)	Defined benefit pension and other postretirement plans	TOTAL
	(In millions)
December 31, 2017	$(49)	$(2)	$-	$(51)
Other comprehensive income before reclassification	(20)	(16)	-	(36)
Amounts reclassified from AOCI (2)	-	3	-	3
Net current period other comprehensive income	(20)	(13)	-	(33)
September 30, 2018	$(69)	$(15)	$-	$(84)

December 31, 2018	(73)	(40)	6	(107)
Other comprehensive income before reclassification	(47)	(81)	-	(128)
Amounts reclassified from AOCI (2)	-	13	-	13
Net current period other comprehensive income	(47)	(68)	-	(115)
September 30, 2019	$(120)	$(108)	$6	$(222)

(1)	Refer to Note 17, Derivative Financial Instruments, for additional details.
(2)	Amounts are net of tax, which was not material during the nine months ended September 30, 2019 and 2018.

Noncontrolling Interest―In 2002, P.T. Sarana Interfab Mandiri (“PTSIM”) acquired a 25% participating interest in our subsidiary, PT McDermott Indonesia (“PTMI”). After two years, PTSIM had the option to sell its interest to us for $5 million plus PTSIM’s share of PTMI undistributed earnings to the date of such sale. In January 2019, McDermott and PTSIM entered into framework agreement, restructuring the PTMI shareholders agreement, whereby PTSIM waived its put option right and exchanged its participating interest in PTMI for a non-participating interest in exchange for a payment of approximately $29 million. During the nine months ended September 30, 2019, we paid the first two installments totaling approximately $15 million and have a remaining liability of approximately $14 million as of September 30, 2019, payable in early 2020.

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

Redeemable Preferred Stock—The Redeemable Preferred Stock initially had an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock are entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum (the “PIK Dividend Rate”). Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, 2019, June 30, 2019 and September 30, 2019 dividend payment dates and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividends (i.e., a paid-in-kind (“PIK”) dividend).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 21, 2019, in connection with our entering into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment, we entered into a Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with the holders of the Redeemable Preferred Stock. Pursuant to the Consent and Waiver Agreement, we agreed to, among other things (1) issue to the holders of the Redeemable Preferred Stock additional shares of Redeemable Preferred Stock in an aggregate amount equal to 3.0% of the Accreted Value and increase the Dividend Rate and the PIK Dividend Rate to 14.0% per annum and 15.0% per annum, respectively, per share of Redeemable Preferred Stock; and (2) issue an additional number of Series A warrants to purchase Common Stock with an initial exercise price per share of $0.01, subject to certain adjustments equal to the product of 1.5% times the total number of shares of Common Stock outstanding as of October 21, 2019 (the “New Warrants”). The Consent and Waiver Agreement allowed us to incur the indebtedness and other obligations pursuant to Tranche A under the Superpriority Credit Agreement.  Additional approvals of the holders of the Redeemable Preferred Stock will be necessary for us to access the additional credit contemplated to be provided in Tranches B through D under the Superpriority Credit Agreement.

The Redeemable Preferred Stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by us.

The Redeemable Preferred Stock has a liquidation preference equal to the then applicable Minimum Return (the “Liquidation Preference”) plus accrued and unpaid dividends. The Liquidation Preference was initially equal to $1,200.00 per share. The “Minimum Return” is equal to a multiple of invested capital (“MOIC”) (as defined in the Certificate of Designation) as follows, exclusive of cash dividends previously paid:

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

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the warrants described below (separately included within Capital in excess of par value in our Balance Sheet). The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. From the Closing Date through September 30, 2019, we recorded cumulative accretion of approximately $13 million with respect to the Redeemable Preferred Stock, including approximately $4 million and $12 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the Redeemable Preferred Stock balance was $271 million, adjusted for accretion and PIK dividends of approximately $30 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants and New Warrants—The Warrants and New Warrants are exercisable at any time after the earlier of (1) any change of control or the commencement of proceedings for the voluntary or involuntary dissolution, liquidation or winding up of us and (2) October 25, 2019, and from time to time, in whole or in part, until the tenth anniversary of the Closing Date for the Warrants and until October 25, 2029 for the New Warrants. The fair value measurement of the Warrants was based on the market-observable fair value of our common stock upon issuance and thus represented a level 1 input.

The exercise price and the number of shares of common stock for which a Warrant or New Warrant is exercisable are subject to adjustment from time to time upon the occurrence of certain events including: (1) payment of a dividend or distribution to holders of shares of our common stock payable in common stock, (2) the distribution of any rights, options or warrants to all holders of our common stock entitling them for a period of not more than 60 days to purchase shares of common stock at a price per share less than the fair market value per share, (3) a subdivision, combination, or reclassification of our common stock, (4) a distribution to all holders of our common stock of cash, any shares of our capital stock (other than our common stock), evidences of indebtedness or other assets of ours, and (5) any dividend of shares of a subsidiary of ours in a spin-off transaction.

NOTE 21—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018 (2)	2019 (1)	2018 (2)
	(In millions, except per share amounts)
Net (loss) income attributable to McDermott	$(1,873)	$2	$(2,061)	$84
Dividends on redeemable preferred stock	(10)	-	(30)	-
Accretion of redeemable preferred stock	(4)	-	(12)	-
Net (loss) income attributable to common stockholders	$(1,887)	$2	$(2,103)	$84

Weighted average common stock (basic)	182	180	181	140
Effect of dilutive securities:
Stock-based awards	-	1	-	1
Warrants and preferred stock	-	-	-	-
Weighted average common stock (diluted)	182	181	181	141

Net (loss) income per share attributable to common stockholders
Basic:	$(10.37)	$0.01	$(11.62)	$0.60
Diluted:	$(10.37)	$0.01	$(11.62)	$0.60

(1)

The effects of stock-based awards, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2019 due to the net loss for the periods.

(2)

Approximately 0.5 million shares underlying outstanding stock-based awards for the three and nine months ended September 30, 2018 were excluded from the computation of diluted earnings per share during the periods because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive in each of those periods.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) entitled Refineria de Cartagena S.A. v. Chicago Bridge & Iron Company N.V., et al., which was commenced on March 8, 2016 in connection with a large, cost reimbursable refinery construction project in Colombia completed by CB&I in 2015. Refineria de Cartagena, the customer on the project, is alleging that we are responsible for certain cost overruns, delays and consequential damages on the project. The customer is claiming total damages in excess of $4.5 billion. We have asserted a counterclaim against the customer for approximately $250 million. The parties submitted final witness statements, expert reports and other filings as of July 3, 2019. Hearings are scheduled to take place between April and June 2020. The venue for the arbitration hearings is Washington, D.C. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves for this matter were not significant as of September 30, 2019. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.

In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) entitled CBI Constructors Pty & Kentz Pty Ltd and Chevron Australia Pty Ltd., which was commenced on or about May 17, 2017, with the customer for one of CB&I’s previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to reimbursable billings. The matter has been bifurcated, with hearings on entitlement held in November 2018 and hearings on the amount of damages scheduled to begin in March 2020. In December 2018, the tribunal issued an interim award on entitlement, finding that the joint venture was not overpaid for its craft labor but that certain overpayments were made to the joint venture for its staff. As a result, we and our joint venture counterparty are asserting claims against the customer of approximately $103 million for certain unpaid invoices and other set-offs, and the customer is asserting that it has overpaid the joint venture by $78.6 million. Accordingly, as of September 30, 2019, we have established a reserve of approximately $55 million in the acquired balance sheet from the Combination, which equates to $85 million at the joint venture level.

Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos at various locations. We review and defend each case on its own merits and make accruals based on the probability of loss and best estimates of potential loss. We do not believe any unresolved asserted claim will have a material adverse effect on our future results of operations, financial position or cash flow. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of loss or estimate future losses. We do not believe a risk of material loss is probable related to these matters, and, accordingly, our reserves were not significant as of September 30, 2019. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements and other sources, we are unable to quantify the amount that we may recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

Mercury Litigation— Certain of our subsidiaries are co-defendants in a group of consolidated “toxic exposure” claims, involving 54 plaintiffs who allege they were exposed to mercury while working in a chlorine manufacturing facility located in Muscle Shoals, Alabama. The matter was commenced on December 14, 2011 and is captioned Aretha Abernathy, et al. v. Occidental Chemical Corp., et al., CV 11-900266, Circuit Court of Colbert County, Alabama. The plaintiffs consist of former employees of subsidiaries of CB&I, as well as other defendants.

On October 18, 2019, prior to the start of the trial of the claims of the first four plaintiffs, the parties reached a settlement resolving all claims of all 54 plaintiffs, subject to the execution of an appropriate settlement agreement and the approval of the court. The settlement amount will be paid by our insurance carriers.

As a result of the settlement, under the terms of certain insurance policies, additional deductible amounts may be due. We do not believe a risk of material loss is probable for additional deductible amounts due upon resolution of these matters, and accordingly, our reserves for this matter were not significant as of September 30, 2019.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Labor Litigation— A former employee of one of our subsidiaries commenced a class action lawsuit under the Fair Labor Standards ACT (“FLSA”) entitled Cantrell v. Lutech Resources, Inc., (S.D. Texas 2017) Case No. 4:17-CV-2679 on or about September 5, 2017, alleging that he and his fellow class members were not paid one and one half times their normal hourly wage rates for hours worked that exceeded 40 hours in a work week. Our subsidiary has yet to answer the allegations in the complaint, as agreed by the parties, in order to allow mediation to take place. The first mediation session commenced in October 2018, and a tentative settlement has been reached between the parties. We do not believe a risk of material loss is probable related to this matter, and, accordingly, our reserves for this matter were not significant as of September 30, 2019.

Pre-Combination CB&I Securities Litigations—On March 2, 2017, a complaint was filed in the United States District Court for the Southern District of New York seeking class action status on behalf of purchasers of CB&I common stock and alleging damages on their behalf arising from alleged false and misleading statements made during the class period from October 30, 2013 to June 23, 2015. The case is captioned: In re Chicago Bridge & Iron Company N.V. Securities Litigation, No. 1:17-cv-01580-LGS (the “Securities Litigation”). The defendants in the case are: CB&I; a former chief executive officer of CB&I; a former chief financial officer of CB&I; and a former controller and chief accounting officer of CB&I. On June 14, 2017, the court named ALSAR Partnership Ltd. as lead plaintiff. On August 14, 2017, a consolidated amended complaint was filed alleging violations of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)  and Rule 10b-5 thereunder, arising out of alleged misrepresentations about CB&I’s accounting for the acquisition of The Shaw Group, CB&I’s accounting with respect to the two nuclear projects being constructed by The Shaw Group, and CB&I’s financial reporting and public statements with respect to those two projects. On May 24, 2018, the court denied defendants’ motion to dismiss and the parties are currently engaged in the discovery process. On February 4, 2019, lead plaintiff ALSAR Partnership Ltd. and additional plaintiffs Iron Workers Local 40, 361, & 417 – Union Security Funds and Iron Workers Local 580 – Joint Funds moved for class certification and appointment as class representatives. On October 16, 2019, the court-appointed special master issued a report and recommendation regarding class certification and appointment of class representatives and class counsel, recommending that the court grant the plaintiffs’ motion. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of September 30, 2019. We believe the claims are without merit and intend to defend against them vigorously.

On October 26, 2018, two actions were filed by individual plaintiffs based on allegations similar to those alleged in the Securities Litigation. On February 25, 2019, a third action was filed by an individual plaintiff based on similar allegations. All three actions were filed in the United States District Court for the Southern District of New York and are captioned Gotham Diversified Neutral Master Fund, LP, et al. v. Chicago Bridge & Iron Company N.V. et al., Case No. 1:18-cv-09927 (the “Gotham Action”); Appaloosa Investment L.P., et al., v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:18-cv-09928 (the “Appaloosa Action”) and CB Litigation Recovery I, LLC v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:19-cv-01750 (the “CB Litigation Recovery Action”). Besides CB&I, the other defendants in all three cases are the same individual defendants as in the Securities Litigation described above. Plaintiffs assert causes of action based on alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 thereunder, along with common law causes of action. On January 25, 2019, the defendants filed in the Gotham and Appaloosa Actions partial motions to dismiss the causes of actions asserted under Section 18 of the Exchange Act and the common law causes of action. On March 25, 2019, the court entered a stipulation and order staying the CB Litigation Recovery Action pending a ruling on the partial motions to dismiss in the Gotham and Appaloosa Actions and making the decision on the partial motions to dismiss the Gotham and Appaloosa Actions applicable to the CB Litigation Recovery Action. On August 23, 2019, the court issued an order on the defendants’ motions to dismiss the Gotham and Appaloosa Actions, dismissing the causes of actions asserted under Section 18 of the Exchange Act but denying the motion to dismiss the common law causes of action. On October 16, 2019, the court issued an order consolidating the Gotham, Appaloosa and CB Litigation Recovery Actions (the “Consolidated Action”) and staying the Consolidated Action pending the court’s determination of the motion for class certification in the Securities Litigation. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of September 30, 2019. We believe the claims are without merit and intend to defend against them vigorously.

On or about November 2, 2017, a complaint was filed in the District Court of Montgomery County, Texas by Daniel Cohen and associated individuals and corporations, alleging causes of action under both common and state law for alleged false and misleading statements related to CB&I’s acquisition of The Shaw Group in 2013, particularly with regard to two nuclear projects being constructed by Shaw in South Carolina and Georgia. The case is captioned Daniel Cohen, et al. v. Chicago Bridge & Iron Company, N.V., et al., No. 17-10-12820. The other defendants are the same individual defendants as in the Securities Litigation described above. The plaintiffs alleged that the individual defendants made, or had authority over the content and method of communicating information to the public, including the alleged misstatements and omissions detailed in the complaint, resulting in a financial loss on shares of stock purchased by the plaintiffs. Discovery in this matter is proceeding. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of September 30, 2019. We believe the claims are without merit and intend to defend against them vigorously.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Post-Combination McDermott Securities Litigation— On November 15, 2018, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of McDermott common stock and alleging damages on their behalf arising from allegedly false and misleading statements made during the class period from January 24, 2018 to October 30, 2018. The case is captioned: Edwards v. McDermott International, Inc., et al., No. 4:18-cv-04330. The defendants in the case are: McDermott; David Dickson, our president and chief executive officer; and Stuart Spence, our chief financial officer. The plaintiff has alleged that the defendants made material misrepresentations and omissions about the integration of the CB&I business, certain CB&I projects and their fair values, and our business, prospects and operations. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. On January 14, 2019, a related action was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of all shareholders of McDermott common stock as of April 4, 2018 who had the right to vote on the Combination, captioned: The Public Employees Retirement System of Mississippi v. McDermott International, Inc., et al., No. 4:19-cv-00135. The plaintiff has alleged the defendants (which include our chief executive officer and chief financial officer) made material misrepresentations and omissions in the proxy statement we used in connection with the Combination. The plaintiff asserted claims under Section 14(a) and 20(a) of the Exchange Act. We filed a motion to consolidate the two actions, and the court granted that motion on February 22, 2019. The court appointed lead plaintiffs in both actions on June 5, 2019. The plaintiffs subsequently filed amended pleadings, and we plan to file motions to dismiss all of the claims. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of September 30, 2019. We believe the claims are without merit and we intend to defend against them vigorously

SEC Investigation—By letter dated July 26, 2019, together with accompanying subpoenas, the U.S. Securities and Exchange Commission (the “SEC”) notified us that it is conducting an investigation related to disclosures we made concerning the reporting of projected losses associated with the Cameron LNG project.  We have been and intend to continue cooperating with the SEC in this investigation, including by producing documents requested by the SEC.

Saudi Arabia Customs Audit— On October 20, 2019, McDermott Arabia Co. Ltd received a customs audit report from the General Directorate of Customs Audit department in Saudi Arabia, stating that additional custom duties are applicable on structures and platforms imported during the period from 2014 to 2019. The audit report claims that customs on imported structures and platforms of $47.6 million are owed to the Saudi Arabia Customs Authority. We are currently assessing the customs audit report and are required to post a bond for the assessed amount; however, we do not believe a risk of material loss is probable related to this matter and, accordingly, no amounts have been accrued as of September 30, 2019. We believe the audit report is incorrect, and we intend to challenge the assessment vigorously.

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental matters or for the investigation or remediation of environmental conditions during the remainder of 2019 and 2020. As of September 30, 2019, we had no environmental reserve recorded.

Asset Retirement Obligations (“ARO”)

On March 26, 2019, we signed an agreement to enter into a long-term land lease agreement with Saudi Aramco to establish a fabrication and maritime facility located in Ras Al-Khair, Saudi Arabia. In connection with the contemplated lease, the closure of our current fabrication facility in Dubai, United Arab Emirates, is expected to occur in 2030. ARO recorded as of September 30, 2019 was equal to the present value of the estimated costs to decommission the current fabrication facility and was not material.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of September 30, 2019, we determined that we had approximately $225 million of potential liquidated damages exposure, based on performance under contracts to date, and included $50 million as a reduction in transaction prices related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for the liquidated damages where we have not made a reduction in transaction prices. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

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

Intersegment sales are recorded at prices we generally establish by reference to similar transactions with unaffiliated customers and were not material during the three and nine months ended September 30, 2019 or 2018 and are eliminated upon consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating Information by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
NCSA	$1,090	$1,516	$3,729	$2,609
EARC	248	77	588	151
MENA	520	473	1,299	1,287
APAC	125	75	413	332
Technology	138	148	440	253
Total revenues	$2,121	$2,289	$6,469	$4,632

Operating (loss) income (1):
Segment operating income (loss):
NCSA	$(1,405)	$97	$(1,317)	$148
EARC	(250)	(13)	(239)	(24)
MENA	69	89	164	256
APAC	1	9	16	125
Technology	30	20	100	45
Total segment operating income	(1,555)	202	(1,276)	550
Corporate	(129)	(73)	(456)	(308)
Total operating (loss) income	$(1,684)	$129	$(1,732)	$242

Goodwill impairment (2):
NCSA	$1,111	$-	$1,111	$-
EARC	259	-	259	-
MENA	-	-	-	-
Technology	-	-	-	-
Total goodwill impairment	$1,370	$-	$1,370	$-

Depreciation and amortization:
NCSA	$16	$21	$47	$37
EARC	3	5	10	8
MENA	14	19	39	35
APAC	3	3	10	12
Technology	17	45	54	59
Corporate	10	14	40	36
Total depreciation and amortization	$63	$107	$200	$187

Capital expenditures (3):
NCSA	$1	$2	$6	$4
EARC	1	-	2	-
MENA	3	2	11	9
APAC	1	4	6	9
Technology	1	-	1	-
Corporate	25	11	39	40
Total Capital expenditures	$32	$19	$65	$62

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets by Segment

	September 30, 2019	December 31, 2018
	(In millions)
Segment assets:
NCSA	$2,355	$3,257
EARC	1,008	1,169
MENA	1,657	1,472
APAC	1,169	1,147
Technology	2,747	2,752
Corporate (4)	(182)	(357)
Total assets	$8,754	$9,440

(1)

Operating results for NCSA and EARC for the three and nine months ended September 30, 2019 include the impacts of the goodwill and intangible assets impairments discussed below. In addition, NCSA operating results for the nine months ended September 30, 2019 include a $101 million loss on the sale of APP, discussed in Note 4, Acquisition and Disposition Transactions.

Corporate operating results for the three and nine months ended September 30, 2019 included:

•	$14 million and $103 million of restructuring and integration costs, respectively;
•	$14 million and $29 million of transaction costs, respectively; and
•	$18 million of vessel and marine operations related impairment charges, see Note 16, Fair Value Measurements.

Corporate operating results for the three and nine months ended September 30, 2018 included:

•	$31 million and $106 million of restructuring and integration costs, respectively; and
•	$5 million and $45 million of transaction costs, respectively.

See Note 11, Restructuring and Integration Costs and Transaction Costs, for further discussion.
(2)

Represents impairment of goodwill associated with our NCSA and EARC reporting units, resulting from our interim impairment assessment during the third quarter of 2019. In addition, in the third quarter of 2019 we recorded $143 million of impairment associated with NCSA intangible assets. The goodwill impairment values are included within the applicable operating segment’s operating loss. See Note 9, Goodwill and Other Intangible Assets, for further discussion.

(3)

Capital expenditures reported represent cash purchases. As of September 30, 2019, we had approximately $127 million of accrued and unpaid capital expenditures reported in property, plant and equipment; the balance as of September 30, 2018 was not material.

(4)	Corporate assets as of September 30, 2019 and December 31, 2018 include negative cash balances associated with our international cash pooling program.

NOTE 24—SUBSEQUENT EVENTS

On October 21, 2019, we entered into the Superpriority Credit Agreement which provides for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility and (2) a $400 million letter of credit facility. Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital, comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility. Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement, including, in each case, approval of the lenders (in their discretion), a second tranche of $350 million of capital (comprised of $250 million under the New Term Facility and $100 million under the New LC Facility) will be made available between November 30, 2019 and December 31, 2019, a third tranche of $150 million under the New Term Facility  will be made available between December 30, 2019 and March 31, 2020 and a fourth tranche of $550 million of capital (comprised of $350 million under the New Term Facility and $200 million under the New LC Facility) will be made available between January 31, 2020 and March 31, 2020. The New Term Facility and the New LC Facility are scheduled to mature on October 21, 2021.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 21, 2019, we entered into the Credit Agreement Amendment and the LC Agreement Amendment, which, among other things, amended the compliance levels for McDermott’s leverage ratio and fixed charge coverage ratio for each fiscal quarter through December 31, 2021 and also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement.

On October 21, 2019, we entered into a Consent and Waiver Agreement with the Preferred Stockholders to enter into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment.

Our applicable subsidiaries elected not to make the payment, when due, of approximately $69 million in interest due on the 2024 Notes on November 1, 2019. As a result of the non-payment, a 30-day grace period following non-payment of the interest has commenced.  During that grace period, we intend to continue discussions with representatives of holders of the 2024 Notes regarding the interest payment.  The non-payment of the interest will not trigger an event of default under the Senior Notes Indenture unless the grace period expires without an agreed-upon resolution and the interest payment then remains unpaid.  If such an event of default occurs, then the trustee under the Senior Notes Indenture or the holders of at least 25% in aggregate principal amount of the 2024 Notes may declare the principal of and accrued interest on the 2024 Notes to be immediately due and payable.  In addition, such an event of default would result in cross defaults under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement. See Note 12, Debt, and Note 20, Redeemable Preferred Stock, for further discussions.

In light of the circumstances described in Note 2, Basis of Presentation and Significant Accounting Policies, we have considered our hedge accounting on the interest rate swap arrangement, described in Note 17, Derivative Financial Instruments. Based on the substantial doubt in our ability to continue as a going concern, subsequent to September 30, 2019 we no longer consider it probable that our hedged forecasted cash flows will occur, and, therefore, our hedge accounting under ASC 815, Derivatives and Hedging, has ceased on a prospective basis.

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

•	future levels of revenues, operating margins, operating income (loss), cash flows, net income (loss) or earnings per share;
•	the outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
•

future project activities, including the commencement and subsequent timing of, and the success of, operational activities on specific projects, and the ability of projects to generate sufficient revenues to cover our fixed costs;

•	estimates of revenue over time and contract profits or losses;
•

expectations regarding the acquisition or divestiture of assets, including expectations regarding the sales of our Technology segment and the remaining portion of our pipe fabrication business and the timing of, and use of proceeds from, those transactions;

•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	expectations regarding RPOs;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources, including after entering into the Credit Agreement Amendment, the LC Agreement Amendment and the Superpriority Credit Agreement;
•	the success of our ongoing efforts to develop and implement a restructuring of our capital structure;
•	the ability to alleviate substantial doubt regarding our ability to continue as a going concern;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency and interest rate risks;
•	results of our capital investment program;
•	the impact of U.S. and non-U.S. tax law changes;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•

the outcome of our ongoing discussions with representatives of our lenders, holders of the Senior Notes and holders of the Redeemable Preferred Stock regarding alternatives to restructure our capital structure;

•	the continued willingness of our subcontractors, suppliers and service providers to continue to extend credit to us on payment terms that have become extended over the course of the current year;
•

the reactions of our customers, prospective customers, subcontractors, suppliers and service providers to the increased performance and credit risks associated with our constrained liquidity position and capital structure, which reflects a recently increased debt burden and increased risk of bankruptcy or insolvency proceedings;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	our ability to keep pace with rapid technological changes or innovations;
•	the risk that we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	the risks associated with failures to protect data privacy in accordance with applicable legal requirements and contractual provisions binding upon us;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	the risks associated with negotiating divestitures of assets with third parties;
•	the risks associated with integrating acquired businesses;
•	the risks associated with forming and operating joint ventures, including exposure to joint and several liability for failures in performance by our co-venturers;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including risks relating to local content or similar requirements;
•	foreign currency and interest rate risks and our ability to properly manage or hedge those or similar risks;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and new financing arrangements;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our captive insurance subsidiaries; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

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

Since we completed the Combination, we have incurred losses on several projects (the “Focus Projects”) that were undertaken by CB&I and its subsidiaries, in amounts that have substantially exceeded the amounts estimated by CB&I prior to the Combination and by us subsequent to the Combination.  Two of those projects, the Cameron LNG export facility project in Hackberry, Louisiana and the Freeport LNG export facility project in Freeport, Texas, remain ongoing.  These projects have used substantial amounts of cash in each of the periods following completion of the Combination.  The usage of cash on these projects, coupled with the substantial amounts of letters of credit and procurement funding needed to secure and commence work on new contracts reflected in our near-record level of backlog, which now exceeds $20 billion, has strained our liquidity and capital resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of these and other factors, we determined in September 2019 that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including as of September 30, 2019, such as the leverage ratio and fixed charge coverage ratio covenants, under the Credit Agreement and the Letter of Credit Agreement (each as defined and described below).  In the absence of appropriate amendments or waivers, our failure to remain in compliance with these financial covenants would have triggered an event of default under the Credit Agreement and the Letter of Credit Agreement, and a potential cross default under the Senior Notes Indenture (as defined and described below).

As a result of the uncertainty described above and our ongoing minimum liquidity requirements, we proactively engaged legal and financial advisors to help us evaluate our financial position and address our liquidity needs.  As a result of this evaluation, we determined to enter into the Credit Agreement Amendment, the LC Agreement Amendment and the Superpriority Credit Agreement (each as defined and described below).

Although we believe that these actions provide an opportunity for us to address our liquidity needs for the next 12 months and will allow us to continue to evaluate potential solutions to our liquidity needs, as described in Note 12, Debt, to the accompanying Financial Statements, the conditions to accessing the full funding and letter of credit availability under the Superpriority Credit Agreement have not been fully satisfied as of the date of this report, and we are in the early stages of seeking to obtain certain approvals from third parties that will be necessary to satisfy these conditions. In addition, the lenders may, in their sole discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met. As a result, we are unable to conclude that the satisfaction of those conditions is probable, as defined under applicable accounting standards. Accordingly, as noted in Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements, because we can provide no assurance that we will meet all the conditions to access the additional capital under the Superpriority Credit Agreement or that the lenders will lend the additional capital, and our inability to obtain this capital or execute an alternative solution to our liquidity needs could have a material adverse effect on our security holders, there is a substantial doubt regarding our ability to continue as a going concern. We believe that our satisfaction of these conditions, including receipt of all necessary approvals and successful negotiation with relevant stakeholders, would alleviate the substantial doubt. We will continue to evaluate our going concern assessment in connection with our future periodic reports, as required by U.S. GAAP.

As discussed above, we received access to capital under Tranche A upon entry into the Superpriority Credit Agreement on October 21, 2019. Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement, including certain conditions that require approval of the lenders (in their discretion), Tranche B will be made available to us between November 30, 2019 and December 31, 2019, Tranche C will be made available to us between December 30, 2019 and March 31, 2020 and Tranche D will be made available to us between January 31, 2020 and March 31, 2020.  The lenders may, in their discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met.  The conditions precedent to funding of Tranche B, Tranche C and Tranche D include, among other things:

•

prior to the funding of Tranche B, refinancing of at least 95% of the outstanding aggregate principal amount of the Senior Notes (as defined below) with similar new senior notes which must have interest payable only by an increase in the principal amount, and which may be secured by a lien on the collateral securing obligations under the Superpriority Credit Agreement only on a basis junior to McDermott’s and its applicable subsidiaries’ obligations under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement;

•	achievement of certain milestones required under the business plan required by the Superpriority Credit Agreement;
•	pro forma compliance with financial covenants under the Superpriority Credit Agreement; and
•	delivery of a 13-week cash flow forecast to the lenders.

In addition, our ability to access Tranches B, C and D will depend on us obtaining the consent of the holders of the Redeemable Preferred Stock.

If, in the future, we are unable to access any of Tranche B, Tranche C or Tranche D under the Superpriority Credit Agreement, we may be in an immediate liquidity crisis, and, unless we are able to secure additional financing, we would not be able to pay liabilities as they become due, which would lead to events of default under the Superpriority Credit Agreement, the Credit Agreement, the Letter of Credit Agreement and the Senior Notes Indenture. An event of default under any of those documents could result in the acceleration of substantially all of our indebtedness, which would create the imminent need to file for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).

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

•

NCSA—Our NCSA segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, gas-fired power plants, LNG import and export terminals, atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities and performs pipe and module fabrication. Our September 30, 2019 RPOs composition by product offering was 54% LNG, 34% Downstream, 8% Offshore & Subsea and 4% Power. We anticipate the majority of future opportunities over the intermediate term are likely to be in the U.S. LNG and petrochemical markets. Our September 30, 2019 RPOs distribution for this segment by contracting type was approximately 98% fixed-price and hybrid and 2% cost-reimbursable and other.

•

EARC―Our EARC segment designs, engineers and constructs upstream offshore oil & gas facilities, downstream oil & gas facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our September 30, 2019 RPOs composition by product offering was 64% LNG, 26% Offshore & Subsea and 10% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the downstream oil & gas markets in Russia and upstream and LNG projects in Africa.

•

MENA―Our MENA segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, downstream oil & gas facilities, hydrocarbon processing facilities, atmospheric and refrigerated storage vessels and terminals, and performs pipe fabrication and manufacturing. Our September 30, 2019 RPOs composition by product offering was 92% Offshore & Subsea and 8% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Middle East offshore market.

•

APAC—Our APAC segment designs, engineers and constructs upstream offshore oil & gas facilities and pipelines, refining and petrochemical facilities, hydrocarbon processing facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our September 30, 2019 RPOs composition by product offering was 96% Offshore & Subsea and 4% Downstream, which was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in India and Australia.

•

Technology―Our Technology segment is a leading technology licensor of proprietary gas processing, refining, petrochemical and coal gasification technologies as well as a supplier of proprietary catalysts, equipment and related engineering services. These technologies are critical in the refining of crude oil into gasoline, diesel, jet fuel and lubes, the manufacturing of petrochemicals and polymers, as well as the gasification of coal into syngas. The Technology segment also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. Our September 30, 2019 RPOs composition for this segment was 100% Downstream and primarily comprised of fixed-price contracts.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of September 30, 2019 was $131 million and included $70 million related to the Cameron LNG project. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico for Pemex (“Line 1 and Line 10”) and Asheville power plant project for a unit of Duke Energy Corp. were also determined to be in substantial loss positions as of September 30, 2019, as discussed further below.

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

Summary information for our significant ongoing loss projects as of September 30, 2019 is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cameron LNG―At September 30, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 79% complete on a post-Combination basis (approximately 93% on a cumulative basis) and had an accrued provision for estimated losses of approximately $70 million. During the three and nine months ended September 30, 2019, we recognized approximately $170 million of changes in cost estimates on this project, primarily resulting from poor labor productivity and increases in construction and subcontractor costs. The impact of this charge was partially offset by recognition during the three and nine months ended September 30, 2019 of $90 million and $200 million, respectively, of incentives related to the projected achievement of progress milestones.

Freeport LNG―At September 30, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 96% complete on a post-Combination basis (approximately 99% on a cumulative basis) and had an accrued provision for estimated losses of approximately $8 million. During the three and nine months ended September 30, 2019, the project was negatively impacted by $42 million and $96 million, respectively, due to changes in cost estimates resulting from increases in construction and subcontractor costs. During nine months of 2019, we also recognized approximately $5 million of incentive revenues on this project.

During the three and nine months ended September 30, 2019, Freeport LNG Train 3 was negatively impacted by $9 million and $4 million, respectively, of changes in cost estimates at completion.

During the nine months ended September 30, 2019, the Freeport LNG project, as a whole, had an overall negative $95 million impact on operating margin.

Asheville Power Plant Project―As of September 30, 2019, our power project located in Arden, North Carolina (being performed by our NCSA operating group) was approximately 95% complete and had an accrued provision for estimated losses of approximately $4 million. During the three and nine months ended September 30, 2019, the project was negatively impacted by charges of $60 million and $88 million, respectively, primarily due to changes in cost estimates, partially offset by a settlement of a claim. The project is expected to be completed in the fourth quarter of 2019.

Line 1 and Line 10―As of September 30, 2019, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 95% complete and had an accrued provision for estimated losses of approximately $2 million. During the three and nine months ended September 30, 2019, the project was negatively impacted by $3 million and $31 million, respectively, of changes in cost estimates associated with unexpected schedule extensions, resulting in additional vessel and labor costs. The project is expected to be completed in the fourth quarter of 2019.

Summary information for our significant loss projects previously reported in the 2018 Form 10-K that are substantially complete as of September 30, 2019 is as follows:

Calpine Power Project―At September 30, 2019, our U.S. gas turbine power project for Calpine (being performed by our NCSA operating group) was approximately 98% complete on a post-Combination basis (approximately 100% on a pre-Combination basis), and the remaining accrued provision for estimated losses was not significant.

Abkatun-A2 Project―At September 30, 2019, our Abkatun-A2 platform project in Mexico for Pemex (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

Review of Business Portfolio and Strategic Transactions

We have performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business are non-core for purposes of our vertically integrated offering model. This review identified our pipe fabrication and industrial storage tank businesses as non-core. We completed the sale of APP, a portion of the pipe fabrication business, during the second quarter of 2019.  We are continuing to pursue the sale of the remaining portion of the pipe fabrication business. In the third quarter of 2019, we terminated the sales process for our industrial storage tank business. In addition, during the third quarter of 2019 we initiated a process to sell our Technology segment. We can provide no assurance that either ongoing sale process will be completed.  Any potential transaction would be subject to approval by our Board of Directors. The Credit Agreement, as amended by the Amendment to the Credit Agreement, and the Superpriority Credit Agreement require us to use net cash proceeds from any asset sale generating in excess of $5 million in proceeds to reduce our outstanding debt with such proceeds first being applied to the Superpriority Credit Agreement and then any excess to the Credit Agreement.

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

Our RPOs by business segment as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018		Change (1)
	(Dollars in millions)
NCSA	$7,615	38%	$5,649	52%	$1,966	35%
EARC	3,782	19%	1,378	12%	2,404	174%
MENA	6,464	32%	1,834	17%	4,630	252%
APAC	1,632	8%	1,420	13%	212	15%
Technology	592	3%	632	6%	(40)	-6%
Total	$20,085	100%	$10,913	100%	$9,172	84%

(1)	Our RPOs increased by $9.1 billion from December 31, 2018 to September 30, 2019, due to new awards and change orders of $15.6 billion exceeding the recognition of revenues of $6.5 billion.

Of the RPOs as of September 30, 2019, we expect to recognize revenues as follows:

	2019	2020	Thereafter
	(In millions)
Total RPOs	$2,521	$8,588	$8,976

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2019 vs three months ended September 30, 2018

Revenue

Revenues decreased by 7%, or $168 million, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a decrease in our NCSA segment, partially offset by increases in revenue in our EARC, MENA and APAC segments.

	Three Months Ended September 30,
	2019	2018	Change
	(In millions)			Percentage
Revenues:
NCSA	$1,090	$1,516	$(426)	(28)%
EARC	248	77	171	222
MENA	520	473	47	10
APAC	125	75	50	67
Technology	138	148	(10)	(7)
Total	$2,121	$2,289	$(168)	(7)%

NCSA—Revenues decreased by 28%, or $426 million, compared to the third quarter of 2018.

In the third quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $260 million combined), including incentive revenue recognized on our Cameron, Louisiana LNG export facility project;
•	construction progress on our ethane projects in Texas and Louisiana (approximately $130 million combined); and
•	progress on various power projects in the United States.

In the third quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	construction progress on our two U.S. LNG export facility projects (approximately $540 million combined);
•	construction progress on our ethane cracker projects in Texas and Louisiana (approximately $400 million combined);
•	fabrication and marine activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico;
•	power projects in the U.S.; and
•	various other projects in the U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARC—Revenues increased by 222%, or $171 million, compared to the third quarter of 2018.

In the third quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering and fabrication activities on the Tyra Redevelopment EPCI project, awarded in the fourth quarter of 2017;
•	progress on construction activities for a deep conversion complex built at a refinery in central Russia;
•	progress on engineering and additional scope activities on an oil refinery expansion project in Russia;
•	progress on engineering and procurement activities on the BP Tortue EPCI project; and
•	various other projects.

In the third quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	commencement in 2018 of the Tyra Redevelopment EPCI project;
•	mobilization activities for the oil refinery expansion project in Russia;
•	engineering, procurement and supply of process equipment for the deep conversion complex built at a refinery in central Russia; and
•	various other projects.

MENA—Revenues increased by 10%, or $47 million, compared to the third quarter of 2018.

In the third quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project, awarded in the fourth quarter of 2017;
•	fabrication, marine and procurement activities on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on the Abu Dhabi National Oil Company (“ADNOC”) crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•	progress on a lump-sum EPCI project under the LTA II with Saudi Aramco; and
•	various other projects.

In the third quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	ongoing structural demolition / installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya Phase 5 project;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project;
•	fabrication, procurement progress and offshore installation of four of the 13 jackets by our DB 27 and DB 30 vessels on our Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;
•	engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•	engineering, fabrication and procurement progress on the Bul Hanine EPCI project for Qatar Petroleum;
•	pipeline and valve skids installations, tie-ins by our Thebaud Sea vessel and completion of hookup and pre-commissioning activities on the Saudi Aramco Header 9 Facilities project;
•	engineering, procurement and construction progress on the LIWA EPC project for Oman Oil Refineries and Petroleum Industries Company (“ORPIC”); and
•	various other projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC—Revenues increased by 67%, or $50 million, compared to the third quarter of 2018.

In the third quarter of 2019, a variety of projects and activities contributed to revenues, including:

•

substantial completion of an offshore installation campaign by our DB 30 vessel for the transportation and installation of offshore structures, pipelines and pre-commissioning project for the Pan Malaysia field development;

•	jacket installation on a transportation and installation project located offshore Vietnam; and
•	various other projects.

In the third quarter of 2018, a variety of projects and activities contributed to revenues, as follows:

•	completion of pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project in Australia;
•	progress on the engineering, fabrication and construction contract with JG Summit Petrochemical Corporation (“JGSPC”) for the Stage 1 Expansion project in the Philippines; and
•	commencement of activities on a subsea installation project in India.

Technology—Revenues decreased by 7%, or $10 million, compared to the third quarter of 2018. Revenues during both the third quarter of 2019 and 2018 were primarily associated with licensing and proprietary equipment activities in the petrochemical and refining market and the sale of catalysts.

Segment Operating Results

Segment operating loss in the third quarter of 2019 was $1.6 billion compared to segment operating income of $202 million in the third quarter of 2018. Our segment operating results for the third quarter of 2019 were impacted by an approximately $1.4 billion goodwill impairment within our NCSA and EARC operating segments, as discussed below.

	Three Months Ended September 30,
	2019	2018	Change
	(In millions)			Percentage
Segment operating income (loss):
NCSA	$(1,405)	$97	$(1,502)	(1,548)%
EARC	(250)	(13)	(237)	(1,823)
MENA	69	89	(20)	(22)
APAC	1	9	(8)	(89)
Technology	30	20	10	50
Total	$(1,555)	$202	$(1,757)	(870)%

NCSA—Segment operating loss was $1.4 billion in the third quarter of 2019 compared to segment operating income of $97 million in the third quarter of 2018.

In the third quarter of 2019, a variety of items negatively impacted our NCSA segment operating results, including:

•

goodwill and intangible assets impairment charges of $1.1 billion and $143 million, respectively, resulting from our interim impairment assessment, as discussed in Note 9, Goodwill and Other Intangible Assets, to the accompanying Financial Statements; and

•

net charges of approximately $330 million resulting from changes in cost estimates to complete several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements, including charges on our loss projects, as discussed under “Company Overview—Loss Projects” above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The impact of these charges on the operating results was partially offset by:

•	$90 million of incentives recognized on our Cameron, Louisiana LNG export facility project related to the projected achievement of progress milestones;
•	close-out improvements and settlements of claims on our substantially complete projects; and
•	progress on various ongoing projects.

In the third quarter of 2018, a variety of projects and activities contributed to operating income, including:

•	construction progress and cost savings on our ethane cracker projects in Texas and Louisiana;
•	our power projects in the United States; and
•	various other projects in the United States.

During the third quarter of 2018, our two U.S. LNG export facility projects and our gas turbine power projects in the Midwest and Northeast did not materially contribute to our operating margin.

EARC—Segment operating loss was $250 million and $13 million during the third quarters of 2019 and 2018, respectively.

In the third quarter of 2019, a variety of items negatively impacted our EARC segment operating results, including:

•

a goodwill impairment charge of $259 million, resulting from our interim impairment assessment, as discussed in Note 9, Goodwill and Other Intangible Assets, to the accompanying Financial Statements; and

•

net charges of approximately $36 million resulting from changes in cost estimates on several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements, primarily on the Tyra Redevelopment project.

These charges were partially offset by:

•	progress on engineering and additional scope activities on the oil refinery expansion project in Russia; and
•	progress on various ongoing projects.

In the third quarter of 2018, our operating loss was primarily attributable to our project results being offset by project-related and other intangible assets amortization, selling, general and administrative expenses and losses from the investment in the io Oil and Gas unconsolidated joint venture.

MENA—Segment operating income was $69 million and $89 million in the third quarters of 2019 and 2018, respectively.

In the third quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project;
•	marine and hook-up activities on the Saudi Aramco LTA II project;
•	engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE; and
•	various other projects.

In the third quarter of 2018, a variety of projects and activities contributed to operating income, including:

•	ongoing structural demolition and installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project, as well as productivity improvements and cost savings on the project;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project;
•

pipeline and valve skids installations and tie-in activities by our Thebaud Sea vessel and completion of hook up and pre-commissioning activities on the Saudi Aramco Header 9 Facilities project, as well as productivity improvements and cost savings on the project;

•	engineering and procurement progress on ADNOC crude flexibility project in Ruwais, UAE;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC, as well as cost savings on the project;
•	various other projects; and
•	income from our unconsolidated joint venture with CTCI, partly offset by investment in unconsolidated affiliate related amortization.

APAC—Segment operating income was $1 million and $9 million in the third quarters of 2019 and 2018, respectively. Operating income in the third quarter of 2019 was primarily associated with cost savings, close-out activities on completed projects and higher utilization of engineering offices in APAC, partially offset by cost increases, weather downtime and mechanical equipment downtime on certain projects.

In the third quarter of 2018, a variety of projects and activities contributed to operating income, including close-out improvements on the completion of the pipelay and offshore construction campaign on the Greater Western Flank Phase 2 project in Australia and various other projects.

Technology—Segment operating income during the third quarters of 2019 and 2018 was $30 million and $20 million, respectively. These results were primarily associated with licensing and proprietary equipment activity, as well as the supply of catalyst materials, and included equity income from our unconsolidated joint venture, Chevron Lummus Global, L.L.C. Operating results for the third quarters of 2019 and 2018 also included $17 million and $43 million, respectively, of amortization expense associated with project-related and other intangible assets and investment in unconsolidated affiliates.

Other Items in Operating Income

Corporate and Other

	Three months ended September 30,
	2019	2018	Change
	(In millions)			Percentage
Corporate and Other	$(129)	$(73)	$(56)	(77)%

The increase in Corporate and Other expenses was primarily due to the following:

•	cost recovery associated with our tangible assets, recognized in Corporate; and
•	an impairment charge of $18 million associated with our vessel and marine operations, as discussed in Note 16, Fair Value Measurements, to the accompanying Financial Statements.

Other Non-operating Items

Interest expense, net—Interest expense, net was $108 million and $86 million in the third quarters of 2019 and 2018, respectively.

Interest expense in the third quarter of 2019 primarily consisted of:

•

$35 million of interest expense and $2 million of deferred debt issuance costs (“DIC”) amortization associated with the issuance of $1.3 billion principal amount of our 10.625% senior notes due 2024 (the “Senior Notes”);

•	$45 million of interest expense and $3 million of DIC amortization associated with the Term Facility; and
~~•~~	$11 million of interest expense and $3 million of DIC amortization associated with the revolving credit facility under the Credit Agreement.

See Note 12, Debt, to the accompanying Financial Statements for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, net in the third quarter of 2018 primarily consisted of:

•	$35 million of interest expense and $2 million of deferred debt issuance costs (“DIC”) amortization associated with the Senior Notes;
•	$41 million of interest expense and $3 million of deferred DIC amortization associated with the Term Facility; and
~~•~~	$4 million of amortization of deferred DIC associated with the revolving credit facility under the Credit Agreement.

Income tax benefit—During the three months ended September 30, 2019, we recognized an income tax expense of $72 million (effective tax rate of -4%), compared to tax expense of $44 million (effective tax rate of 99.5%) for the three months ended September 30, 2018. The lower effective tax rate was almost entirely due to discrete charges primarily related to the non-deductible goodwill impairment described in Note 9, Goodwill and Other Intangible Assets, to the accompanying Financial Statements.

Nine months ended September 30, 2019 vs nine months ended September 30, 2018

Revenue

Revenues increased by 40%, or $1.8 billion, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in our NCSA segment. Revenues for the nine months ended September 30, 2018 included the impact of CB&I activity from the Combination Date.

	Nine Months Ended September 30,
	2019	2018	Change
	(In millions)			Percentage
Revenues:
NCSA	$3,729	$2,609	$1,120	43%
EARC	588	151	437	289
MENA	1,299	1,287	12	1
APAC	413	332	81	24
Technology	440	253	187	74
Total	$6,469	$4,632	$1,837	40%

NCSA—Revenues increased by 43%, or $1.1 billion, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the nine months ended September 30, 2019, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $1 billion combined), including incentive revenue recognized on our Cameron, Louisiana LNG export facility project;
•	construction progress on our ethane projects in Texas and Louisiana (approximately $640 million combined); and
•	various power projects in the United States.

In the nine months ended September 30, 2018, a variety of projects and activities contributed to revenues, as follows:

•	construction progress on our two U.S. LNG export facility projects (approximately $910 million combined);
•	construction progress on our ethane cracker projects in Texas and Louisiana (approximately $660 million combined);
•	fabrication and marine activity progress on the Abkatun-A2 platform;
•	various power projects in the United States; and
•	various other projects in the United States.

EARC—Revenues increased by 289%, or $437 million, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

In the nine months ended September 30, 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering, procurement and fabrication activities on the Tyra Redevelopment EPCI project;
•	progress on construction activities for the deep conversion complex built at a refinery in central Russia;
•	progress on engineering and additional scope activities on the oil refinery expansion project in Russia;
•	progress on engineering and procurement activities on the BP Tortue EPCI project; and
•	various other projects.

In the nine months ended September 30, 2018, a variety of projects and activities contributed to revenues, including:

•	the commencement in 2018 of the Tyra Redevelopment EPCI project, awarded in the fourth quarter of 2017;
•	engineering, procurement, and supply of process equipment for the deep conversion complex built at the refinery in central Russia;
•	mobilization activities for the oil refinery expansion project in Russia;
•	commencement and completion of a diving scope project for a refinery off the coast of Durban, South Africa; and
•	various other projects.

MENA—Revenues increased by 1%, or $12 million, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

In the nine months ended September 30, 2019, a variety of projects and activities contributed to revenues, including:

•	procurement, fabrication, marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project;
•	engineering, fabrication, marine and procurement activities on the Bul Hanine EPCI project for Qatar Petroleum:
•	engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE; and
•	various other projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the nine months ended September 30, 2018, a variety of projects and activities contributed to revenues, including:

•	engineering, fabrication and procurement progress and ongoing structural demolition and installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project;
•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project;
•

engineering, fabrication, procurement progress and offshore installation of four of the 13 jackets by our DB 27 and DB 30 vessels on the Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;

•	pipelay, deck installation, tie-ins, fabrication and hook up activities on the Saudi Aramco Header 9 Facilities project;
•	engineering, fabrication and procurement progress on the Bul Hanine EPCI project for Qatar Petroleum;
•	engineering and procurement progress on ADNOC crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC; and
•	various other projects.

APAC—Revenues increased by 24%, or $81 million, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

In the nine months ended September 30, 2019, a variety of projects and activities contributed to revenues, including:

•	substantial completion of the initial offshore campaign by our DLV 2000 vessel on a subsea installation project offshore India;
•

the offshore installation campaign by our DB 30 vessel for the transportation and installation of offshore structures, pipelines and pre-commissioning project for the Pan Malaysia field development; and

•	close-out activities on a completed project and progress on various other projects.

In the nine months ended September 30, 2018, a variety of projects and activities contributed to revenues, as follows:

•	completion of pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project in Australia;
•	the Inpex Ichthys project in Australia and Vashishta subsea field infrastructure development project in India, both of which are substantially complete;
•	commencement of activities on the subsea installation project in India;
•	progress on engineering, fabrication and construction contract with JGSPC for the Stage 1 Expansion project in the Philippines; and
•	various other projects.

Technology—Revenues increased by 74%, or $187 million, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Revenues during both the nine months ended September 30, 2019 and 2018 were primarily associated with licensing and proprietary equipment activities in the petrochemical and refining market and the sale of catalyst.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Operating Income

Segment operating loss in the first nine months of 2019 was $1.3 billion compared to segment operating income of $550 million in the first nine months of 2018. The first nine months of 2019 operating results included an approximately $1.4 billion goodwill impairment within our NCSA and EARC operating segments, as discussed below. Operating results for the nine months ended September 30, 2018 included the impact of CB&I activity from the Combination Date.

	Nine Months Ended September 30,
	2019	2018	Change
	(In millions)			Percentage
Segment operating income (loss):
NCSA	$(1,317)	$148	$(1,465)	(990)%
EARC	(239)	(24)	(215)	(896)
MENA	164	256	(92)	(36)
APAC	16	125	(109)	(87)
Technology	100	45	55	122
Total	$(1,276)	$550	$(1,826)	(332)%

NCSA— Segment operating loss was $1.3 billion in the first nine months of 2019 compared to segment operating income of $148 million in the first nine months of 2018.

In the first nine months of 2019, a variety of items negatively impacted our NCSA segment operating results, including:

•

goodwill and intangible assets impairment charges of $1.1 billion and $143 million, respectively, resulting from our interim impairment assessment, as discussed in Note 9, Goodwill and Other Intangible Assets, to the accompanying Financial Statements;

•

net charges of approximately $485 million resulting from changes in cost estimates to complete several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements, including charges on our loss projects, as discussed under “Company Overview—Loss Projects” above; and

•	a $101 million loss on the sale of APP, as discussed in Note 4, Acquisition and Disposition Transactions, to the accompanying Financial Statements.

The impact of these charges on the operating results was partially offset by:

•	$200 million of incentives recognized on our Cameron, Louisiana LNG export facility project related to the projected achievement of progress milestones;
•	close-out improvements and settlements of claims on our substantially complete projects; and
•	progress on various ongoing projects.

In the first nine months of 2018, a variety of projects and activities contributed to operating income, as follows:

•	construction progress and cost savings on our ethane projects in Texas and Louisiana;
•	power projects in the United States.; and
•	various other projects in the United States.

During the first nine months of 2018, our two U.S. LNG export facility projects and our gas turbine power projects in the Midwest and Northeast did not materially contribute to our operating margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARC—Segment operating loss in the nine months ended September 30, 2019 and 2018 was $239 million and $24 million, respectively.

In the nine months ended September 30, 2019, a variety of items negatively impacted our EARC segment operating results, including:

•

a goodwill impairment charge of $260 million resulting from our interim impairment assessment, as discussed in Note 9, Goodwill and Other Intangible Assets, to the accompanying Financial Statements; and

•

net charges of approximately $31 million resulting from changes in cost estimates on several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements, primarily on the Tyra Redevelopment project.

These charges were partially offset by:

•	progress on engineering and additional scope activities on the oil refinery expansion project in Russia; and
•	progress on various ongoing projects.

In the first nine months of 2018, our project results were offset by the selling, general and administrative expenses and losses from our investment in the io Oil and Gas unconsolidated joint venture. The first nine months of 2018 were also impacted by project-related and other intangible assets amortization.

MENA—Segment operating income in the nine months ended September 30, 2019 and 2018 was $164 million and $256 million, respectively.

In the first nine months of 2019, a variety of projects and activities contributed to operating income, including:

•	procurement, fabrication and marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project;
•	close-out activities and cost savings on the substantially completed Saudi Aramco Safaniya Phase 5 project;
•	engineering and procurement progress on the ADNOC crude flexibility projects in Ruwais, UAE;
•	income from our unconsolidated joint venture with CTCI, partly offset by investment in unconsolidated affiliate related amortization; and
•	various other projects.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC—Segment operating income in the nine months ended September 30, 2019 and 2018 was $16 million and $125 million, respectively.

In the first nine months of 2019, cost savings and close-out activities on completed projects contributed to operating income, partially offset by cost increases, weather downtime and mechanical equipment downtime on certain projects.

In the nine months ended September 30, 2018, a variety of projects and activities contributed to operating income, as follows:

•	cost savings and the close-out of outstanding change orders on active and completed projects; and
•	cost savings upon the commencement and substantial completion of the pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project in Australia.

Technology—Segment operating income during the nine months ended September 30, 2019 and 2018 was $100 million and $45 million, respectively. The results were primarily associated with licensing and proprietary equipment activity, as well as the supply of catalyst materials, and included equity income from our unconsolidated joint venture, Chevron Lummus Global, L.L.C. Operating results for the nine months ended September 30, 2019 and 2018 also included $51 million and $56 million, respectively, of amortization expense associated with project-related and other intangible assets and investment in unconsolidated affiliates.

Other Items in Operating Income

Corporate and Other

	Nine months ended September 30,
	2019	2018	Change
	(In millions)			Percentage
Corporate and Other	$(456)	$(308)	$(148)	(48)%

For the nine months ended September 30, 2019 and 2018, Corporate and Other expenses were $456 million and $308 million, respectively. The increase in Corporate and Other expenses was primarily due to the following:

•	lower cost recovery associated with our tangible assets, recognized in Corporate; and
•	an impairment charge of $18 million associated with our vessel and marine operations (see Note 16, Fair Value Measurements, to the accompanying Financial Statements).

Other Non-operating Items

Interest expense, net—Interest expense, net was $300 million and $169 million during the nine months ended September 30, 2019 and 2018, respectively.

Interest expense in the nine months ended September 30, 2019 primarily consisted of:

•	$104 million of interest expense and $7 million of DIC amortization associated with the issuance of the Senior Notes;
•	$130 million of interest expense and $9 million of DIC amortization associated with the Term Facility; and
~~•~~	$24 million of interest expense and $9 million of DIC amortization associated with the revolving credit facility under the Credit Agreement.

See Note 12, Debt, to the accompanying Financial Statements for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense in the nine months ended September 30, 2018 was primarily comprised of:

•	$63 million of interest expense and $3 million of deferred DIC amortization associated with the Senior Notes;
•	$70 million of interest expense and $5 million of deferred DIC amortization, associated with the Term Facility;
•	$13 million of amortization of deferred DIC associated with our revolving credit facility and LC facility; and
•	$14 million of interest expense associated with our 8.000% second-lien notes, which were redeemed in May 2018.

Income tax benefit—During the nine months ended September 30, 2019, we recognized an income tax expense of $2 million (effective tax rate of 0%), compared to tax benefit of $19 million (effective tax rate of 31%) for the nine months ended September 30, 2018. The lower effective tax rate was largely due to the discrete charges which were primarily related to non-deductible goodwill impairment, as described in Note 9, Goodwill and Other Intangible Assets, to the accompanying Financial Statements.

Inflation and Changing Prices

Our financial statements are prepared in accordance with U.S. GAAP, generally using historical U.S. dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows generated from operations and capacity under our credit and other facilities. Our credit and other facilities are also available to provide letters of credit, which are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs. We regularly review our sources and uses of funds and may seek to access capital markets or increase our revolving credit and letter of credit capacity to increase our liquidity position and support our ability to take on larger project awards. We also perform periodic reviews of our business portfolio and may adjust our portfolio to dispose of those portions of our business deemed to be non-core to our vertically integrated offering model.

We strive to use cash and cash equivalents on hand, cash flows generated from operations, amounts available under our credit facilities and uncommitted bilateral lines of credit and proceeds from asset sales to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 22, Commitments and Contingencies to the Financial Statements) and address our normal, anticipated working capital needs for the foreseeable future. However, we determined in September 2019 that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including the leverage ratio and fixed charge coverage ratio, under the Credit Agreement and the Letter of Credit Agreement (each as defined and described below).  In the absence of appropriate amendments or waivers, our failure to remain in compliance with these financial covenants would have triggered an event of default under the Credit Agreement and the Letter of Credit Agreement, and a potential cross default under the Senior Notes Indenture (as defined and described below).

As a result of the uncertainty described above and our ongoing minimum liquidity requirements, we proactively engaged legal and financial advisors to help us evaluate our financial position and address our liquidity needs.  As a result of this evaluation, we determined to enter into the Credit Agreement Amendment, the LC Agreement Amendment and the Superpriority Credit Agreement (each as defined and described below).

Although we believe that these actions provide an opportunity for us to address our liquidity needs for the next 12 months and will allow us to continue to evaluate potential solutions to our liquidity needs, as described in Note 12, Debt, to the accompanying Financial Statements, the conditions to accessing the full funding and letter of credit availability under the Superpriority Credit Agreement have not been fully satisfied as of the date of this report, and we are in the early stages of seeking to obtain certain approvals from third parties that will be necessary to satisfy these conditions. In addition, the lenders may, in their sole discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met. As a result, we are unable to conclude that the satisfaction of those conditions is probable, as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

defined under applicable accounting standards. Accordingly, as noted in Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements, because we can provide no assurance that we will meet all the conditions to access the additional capital under the Superpriority Credit Agreement or that the lenders will lend the additional capital, and our inability to obtain this capital or execute an alternative solution to our liquidity needs could have a material adverse effect on our security holders, there is a substantial doubt regarding our ability to continue as a going concern. We believe that our satisfaction of these conditions, including receipt of all necessary approvals and successful negotiation with relevant stakeholders, would alleviate the substantial doubt. We will continue to evaluate our going concern assessment in connection with our future periodic reports, as required by U.S. GAAP.

As discussed above under “Review of Business Portfolio,” we completed the sale of APP during the second quarter of 2019.  We are continuing to pursue the sale of the remaining portion of the pipe fabrication business.  We have terminated the sales process for our industrial storage tank business. In the third quarter of 2019, we terminated the sales process for our industrial storage tank business. In addition, during the third quarter of 2019 we initiated a process to sell our Technology segment. We can provide no assurance that either ongoing sale process will be completed.  Any potential transaction would be subject to approval by our Board of Directors. The Credit Agreement, as amended by the Amendment to the Credit Agreement, and the Superpriority Credit Agreement, require us to use net cash proceeds from any asset sale generating in excess of $5 million in proceeds to reduce our outstanding debt with such proceeds first being applied to the Superpriority Credit Agreement and then any excess to the Credit Agreement.

There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations, our ability to access our credit facilities and uncommitted bilateral lines of credit, our ability to access capital markets and our ability to sell non-core assets, at reasonable terms or at all, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Furthermore, access to additional capital from our Superpriority Credit Agreement is subject to a number of conditions described in this report and is in all cases subject to lender approval. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under our credit facilities and uncommitted bilateral lines of credit. There can be no assurance that our credit facilities and uncommitted bilateral lines of credit will continue to be available at reasonable terms to service our ordinary course obligations.

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2019, we had approximately $1 billion of cash, cash equivalents and restricted cash, as compared to $845 million as of December 31, 2018. Approximately $256 million of our cash and cash equivalents as of September 30, 2019 was within our variable interest entities (“VIEs”) associated with our joint venture and consortium arrangements, which is generally only available for use in our operating activities when distributed to the joint venture and consortium participants. As of September 30, 2019, we had approximately $229 million of cash in jurisdictions outside the U.S., principally in Ireland, the United Arab Emirates, the Netherlands, the United Kingdom and Mexico. As of September 30, 2019, approximately 2% of our outstanding cash balance is held in countries that have established government-imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

Cash Flow Activities

Operating activities―Net cash (used in) provided by operating activities in the nine months ended September 30, 2019 and 2018 was $563 million and $214 million, respectively.

The cash (used in) provided by operating activities primarily reflected our net (loss) income, adjusted for non-cash items and changes in components of our working capital and changes in our current and non-current liabilities. The changes in our working capital during the nine months ended September 30, 2019 were primarily driven by accounts receivable, contracts in progress, net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on RPOs as we complete different phases of our projects.

As of September 30, 2019 and December 31, 2018, negative working capital associated with the Calpine power project and our aggregate proportionate shares of the Cameron LNG and Freeport LNG projects (collectively, the “Focus Projects”) was approximately $402 million and $815 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the nine months of 2019, the Cameron LNG project’s operating margin was positively impacted by recognition of approximately $200 million of incentives related to the projected achievement of progress milestones. That incentive has two cash components:

•	$75 million collected as of September 30, 2019; and
•	$125 million expected to be collected in 2020.

In the nine months ended September 30, 2019, net cash used by working capital was approximately $353 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $955 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $275 million used for the Focus Projects) and projects within our EARC and MENA segments; and

•	Accounts receivable—a net increase of $78 million, primarily due to billings in our NCSA and MENA segments, partially offset by collections within our EARC, APAC and Technology segments.

This increase was partially offset by:

~~•~~	Accounts payable—an increase of $680 million, primarily driven by project progress across all segments and Corporate.

In the nine months ended September 30, 2018, net cash used by working capital was approximately $65 million.

The components of working capital that provided cash were:

•

Accounts receivable—a decrease of $130 million driven by collections primarily within our NCSA segment (including approximately $174 million from the Focus Projects), partially offset by timing of billings and receipt of payments for our other segments; and

•	Accounts payable—an increase of $123 million driven by project progress primarily within our MENA and NSCA segments, partially offset by payments for our APAC segment.

Those were partially offset by:

•

Contracts in progress/Advance billings on contracts—a net increase of $318 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $585 million from the Focus Projects), partially offset by projects within our MENA and APAC segments.

Investing activities― Net cash used in investing activities in the nine months ended September 30, 2019 was $269 million and was primarily associated with:

•

outflows from advances of $277 million with our third-party consortium participants of proportionately consolidated consortiums (see Note 10, Joint Venture and Consortium Arrangements, to the accompanying Financial Statements); and

•	capital expenditures of $65 million.

Cash outflows in the nine months ended September 30, 2019 were partially offset by $83 million in net proceeds from the sale of APP (see Note 4, Acquisition and Disposition Transactions, to the accompanying Financial Statements).

Net cash used in investing activities in the nine months ended September 30, 2018 was $2.6 billion and was primarily associated with:

•	the cash portion of the Combination consideration ($2.4 billion, net of cash acquired of $498 million);
•	net outflows from advances of $155 million with our third-party consortium participants of proportionately consolidated consortiums; and
•	capital expenditures of $62 million.

Those outflows were partially offset by proceeds from asset dispositions of $55 million, approximately $52 million of which were associated with the sale of CB&I’s former administrative headquarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities―Net cash provided by financing activities in the nine months ended September 30, 2019 and 2018 was $1 billion and $2.9 billion, respectively.

Net cash provided in the nine months ended September 30, 2019 was primarily attributable to:

•	$801 million of net borrowings under the revolving credit facility under the Credit Agreement discussed below;
•	$248 million of net inflows attributable to advances from our equity method joint ventures and proportionately consolidated consortiums; and
•	$32 million provided under structured equipment financing discussed below.

The inflows were partially offset by:

•	$17 million of Term Facility, $4 million of North Ocean financing and $5 million of finance lease payments;
•

$15 million of distributions to a former joint venture member (see Note 19, Stockholders’ Equity and Equity-Based Incentive Plans, to the accompanying Financial Statements) and $3 million of distributions to a non-controlling interest; and

•	$4 million of repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Net cash provided for the nine months ended September 30, 2018 was primarily attributable to:

•	borrowings of $2.26 billion under the Term Facility;
•	the issuance of $1.3 billion in aggregate principal amount of the Senior Notes; and
•	net inflows from advances of $67 million with our equity method and proportionately consolidated joint ventures and consortiums.

The inflows were partly offset by:

•	redemption of the entire $500 million aggregated principal amount of our 8.000% second-lien notes and a $10 million make-whole associated with the early repayment;
•	$209 million of DIC associated with the Credit Agreement and the Senior Notes;
•	$11 million of Term Facility payments, $10 million of vendor equipment financing payments and $10 million of other debt and finance lease payments; and
•	repurchases of common stock of $14 million tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash—During the first nine months of 2019, our cash, cash equivalents and restricted cash balance decreased by $33 million, due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates. The net unrealized loss on our cash, cash equivalents and restricted cash resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of Other comprehensive income (loss). Our cash, cash equivalents and restricted cash held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and, therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

During the first nine months of 2018, our cash and cash equivalents balance decreased by $30 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates.

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

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($320 million at September 30, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310.0 million;

•	subject to compliance with the financial covenants in the Credit Agreement, the full unused amount of the Revolving Credit Facility is available for revolving loans;
•

subject to our utilization in full of our capacity to issue Term Facility Letters of Credit, the full unused amount of the Revolving Credit Facility is available for the issuance of performance letters of credit and up to $200 million of the Revolving Credit Facility is available for the issuance of financial letters of credit; and

•	the full unused amount of the LC Facility is available for the issuance of performance letters of credit.

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

The Credit Agreement includes mandatory commitment reductions and prepayments in connection with, among other things, certain asset sales and casualty events. In addition, we are required to make annual prepayments of term loans under the Term Facility and cash collateralize letters of credit issued under the Revolving Credit Facility and the LC Facility with 75% of excess cash flow (as defined in the Credit Agreement).

On October 21, 2019, we entered into Consent and Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant for each fiscal quarter through December 31, 2021. The Credit Agreement Amendment also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement (as defined below) and eliminate our reinvestment rights with respect to proceeds from asset sales. The Credit Agreement Amendment also modified the participation fees we are charged for letters of credit, as described below.

Term Facility—As of September 30, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the three months ended September 30, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future contractually scheduled maturities of the Term Facility are:

(In millions)
2019	$6
2020	23
2021	23
2022	23
2023	23
Thereafter	2,128
$2,226

Additionally, as of September 30, 2019, there were approximately $300 million of Term Facility letters of credit issued (including $45 million of financial letters of credit) under the Credit Agreement, leaving approximately $10 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of September 30, 2019, we had approximately $801 million in borrowings and $194 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $5 million of available capacity under this facility. During the nine months ended September 30, 2019, the maximum outstanding borrowing under the Revolving Credit Facility was $801 million. We also have a $1.440 billion LC Facility that is scheduled to expire in May 2023. As of September 30, 2019, we had approximately $1.435 billion of letters of credit outstanding, leaving $5 million of available capacity under the LC Facility. Under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at September 30, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at September 30, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at September 30, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at September 30, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). Pursuant to the Credit Agreement Amendment, we are now charged a 5% participation fee on any outstanding letter of credit for any newly issued letter of credit and with respect to any increase in the amount of any existing letter of credit. We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Credit Agreement Covenants— The Credit Agreement, as amended by the Credit Agreement Amendment, includes the following financial covenants that are tested on a quarterly basis:

•

the minimum permitted fixed charge coverage ratio (as defined in the Credit Agreement) is (i)  0.70:1.00 for the fiscal quarters ending December 31, 2019 through June 30, 2020; (ii) 1.10:1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020; (iii) 1.20:1.00 for the fiscal quarter ending March 31, 2021; (iv) 1.40:1.00 for the fiscal quarter ending June 30, 2021; (v) 1.30:1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021; and (vi) 1.50:1.00 for each fiscal quarter ending after December 31, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

the maximum permitted leverage ratio is (i)  11.70:1.00 for the fiscal quarter ending December 31, 2019; (ii) 11.60:1.00 for each fiscal quarter ending March 31, 2020; (iii) 10.30:1.00 for the fiscal quarter ending June 30, 2020; (iv) 6.50:1.00 for the fiscal quarter ending September 30, 2020; (v) 6.00:1.00 for the fiscal quarter ending December 31, 2020; (vi) 5.30:1.00 for the fiscal quarter ending March 31, 2021; (vii) 4.80:1.00 for the fiscal quarter ending June 30, 2021; (viii) 4.70:1.00 for the fiscal quarter ending September 30, 2021; (ix) 4.80:1.00 for the fiscal quarter ending December 31, 2021; and (x) 3.25:1.00 for each fiscal quarter ending after December 31, 2021.

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

Credit Agreement Covenants Compliance— As discussed in Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements, in September 2019 we determined that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including as of September 30, 2019. The Credit Agreement, as subsequently amended by the Credit Agreement Amendment on October 21, 2019, does not require testing any financial covenants under the Credit Agreement as of September 30, 2019.

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

Superpriority Credit Agreement

On October 21, 2019, McDermott, as a guarantor, entered into a superpriority senior secured credit agreement (the “Superpriority Credit Agreement”) with three of our wholly owned subsidiaries, McDermott Technology (Americas), Inc. (“MTA”), McDermott Technology (US), Inc. (“MTUS”), and McDermott Technology, B.V. (“MTBV”), as co-borrowers (collectively, the “Borrowers”), a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for the New Term Facility (as defined below), and Crédit Agricole Corporate and Investment Bank, as administrative agent for the New LC Facility (as defined below).

The Superpriority Credit Agreement provides for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”). Proceeds of the loans under the New Term Facility are to be used for general corporate purposes and to pay fees and expenses in connection with the Superpriority Credit Agreement and related transactions.

Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital, comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility (“Tranche A”). Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement (and detailed below), including, certain conditions that require approval of the lenders (in their discretion), a second tranche of $350 million of capital (comprised of $250 million under the New Term Facility and $100 million under the New LC Facility) (“Tranche B”) will be made available to the Borrowers between November 30, 2019 and December 31, 2019, a third tranche of $150 million under the New Term Facility (“Tranche C”) will be made available to the Borrowers between December 30, 2019 and March 31, 2020 and a fourth tranche of $550 million of capital (comprised of $350 million under the New Term Facility and $200 million under the New LC Facility) (“Tranche D”) will be made available to the Borrowers between January 31, 2020 and March 31, 2020. The New Term Facility and the New LC Facility are scheduled to mature on October 21, 2021.

The indebtedness and other obligations under the Superpriority Credit Agreement are unconditionally guaranteed by McDermott and substantially all of its direct and indirect wholly owned subsidiaries (the “Superpriority Guarantors”), other than several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The indebtedness and other obligations under the Superpriority Credit Agreement are secured by super-priority liens on substantially all of the Borrowers’, McDermott’s and the other Superpriority Guarantors’ assets.

The New Term Facility and the New LC Facility will bear interest at the Borrowers’ option at either (1) the Eurodollar rate plus a margin of 10.00% per year or 10.00%, respectively, or (2) the base rate plus a margin of 9.00% per year in each case. The Borrowers are charged a commitment fee of 1.50% per year on the daily amount of the unused portions of the commitments under the New LC Facility. Additionally, with respect to all letters of credit outstanding under the New LC Facility, the Borrowers are charged a fronting fee of 0.50% per year. The Borrowers are also required to pay issuance fees and other fees and expenses in connection with the issuance of letters of credit under the New LC Facility. We paid upfront fees, commitment fees, agent fees and other fees to certain lenders, arrangers and agents for the Superpriority Credit Agreement.

The Superpriority Credit Agreement includes mandatory commitment reductions and prepayment requirements in connection with certain asset sales and casualty events. In addition, the Borrowers will be required to make an annual prepayment of loans under the New Term Facility and reduce commitments under the New LC Facility with 75% of “excess cash flow” (as defined in the Superpriority Credit Agreement). The Superpriority Credit Agreement otherwise only requires periodic interest payments until maturity. Certain mandatory prepayments and voluntary prepayments of loans under the New Term Facility must be accompanied by the payment of a premium of (x) during the first six months after the closing (other than with respect prepayments for certain asset sales), up to the greater of 3.0% of the aggregate principal amount of term loans being repaid and the sum of the present values of the term loans, being repaid, the accrued interest on such term loans and 3.0% of the principal amount of such term loans and (y) during the period after the first six months after the closing but prior to the end of the first 18 months (and with respect to prepayments for certain asset sales), 3.0% of the aggregate principal amount of term loans being repaid. The Borrowers may terminate in whole or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reduce in part the unused portion of the New LC Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Superpriority Credit Agreement requires us to comply with the following financial covenants:

•	limitations on specified variances from receipts and disbursements set forth in our budget;
•	minimum Adjusted EBITDA (as defined in the Superpriority Credit Agreement), tested on a trailing four-quarters basis at the end of each fiscal quarter;
•	minimum liquidity of no less than $75 million at any time; and
•	maximum project charges to specified projects for the quarter ended September 30, 2019 not to exceed $260 million.

The Superpriority Credit Agreement contains various affirmative covenants, including requirements that:

•	McDermott appoint a Chief Transformation Officer, to report to McDermott’s CEO and Board of Directors (the “Board”);
•

prior to the funding of Tranche B, McDermott refinance at least 95% of the outstanding aggregate principal amount of our Senior Notes (as defined below), with similar senior notes, which must have interest payable only by an increase in the principal amount, and which may be secured by a lien on the collateral securing obligations under the Superpriority Credit Agreement only on a basis junior to McDermott’s and its applicable subsidiaries’ obligations under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement;

•

concurrently with the funding of Tranche B, Tranche C and Tranche D as described above, McDermott issue equity, so that participating lenders receive equity in McDermott totaling up to an aggregate of 15% of McDermott’s issued and outstanding shares of common stock (on a pro rata basis relative to each lender’s commitment amount); and

•	in addition to customary periodic financial reporting obligations, McDermott deliver periodic cash flow forecasts and variance reports to the lenders under the Superpriority Credit Agreement.

The Lenders’ obligation to fund Tranche B, Tranche C and Tranche D under the Superpriority Credit Agreement is subject in all cases to their consent (in their discretion). McDermott expects that, prior to approving the funding of Tranche B, Tranche C or Tranche D, the Lenders will require McDermott to deliver additional financial information to the Lenders and their advisors about McDermott, including updates on McDermott’s short-term cash flows and McDermott’s progress in evaluating all potential alternatives to reduce leverage.

Superpriority Credit Agreement Covenants—The Superpriority Credit Agreement includes the following financial covenants:

•

as of any Variance Testing Date (as defined in the Superpriority Credit Agreement), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the Superpriority Credit Agreement) by more than 15%, (ii) the aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing period and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four-week period ending with the fourth week, in each case of such variance testing period and (b) at any time, our liquidity shall not be less than $100 million.

•

beginning with the fiscal quarter ending December 31, 2019, our adjusted EBITDA (as defined in the Superpriority Credit Agreement) for the most recently ended four fiscal quarter period for which financial statements have been delivered pursuant to the Superpriority Credit Agreement shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Test Period End Date	Adjusted EBITDA (In millions)
December 31, 2019	$430
March 31, 2020	470
June 30, 2020	530
September 30, 2020	880
December 31, 2020	960
March 31, 2021	1,090
June 30, 2021	1,210

•

The minimum liquidity (as defined in the Superpriority Credit Agreement, but generally meaning the sum of McDermott’s unrestricted cash and cash equivalents plus unused commitments under the Superpriority Credit Agreement available for revolving borrowings) shall be $75 million.

In addition, the Superpriority Credit Agreement contains various covenants that, among other restrictions, limit our ability to:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Superpriority Credit Agreement contains events of default that we believe are customary for a senior secured credit facility. If an event of default relating to a bankruptcy or other insolvency event occurs, all obligations under the Superpriority Credit Agreement will immediately become due and payable. If any other event of default exists under the Superpriority Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Superpriority Credit Agreement and exercise other rights and remedies. In addition, if any event of default exists under the Superpriority Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with MTA, MTUS and MTBV, each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries. The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement. The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of September 30, 2019, there were approximately $220 million of letters of credit issued (or deemed issued) under the $230 million LC Facility, leaving approximately $10 million of available capacity.

On October 21, 2019, we entered into Consent and Amendment No. 1 to the Letter of Credit Agreement (the “LC Agreement Amendment”). The LC Agreement Amendment amends, among other things, the compliance levels for McDermott’s leverage ratio and fixed charge coverage ratio for each fiscal quarter through December 31, 2021. The LC Agreement Amendment also modifies (i) the event of default provisions and (ii) covenant provisions in the same manner as provided in the Credit Agreement Amendment. The LC Agreement Amendment also modifies the participation fee we are charged for newly issued letters of credit or with respect to any increase in the amount of any existing letter of credit to 5%.

Letter of Credit Agreement Covenants Compliance— As discussed in Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements, in September 2019 we determined that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including as of September 30, 2019. The LC Agreement, as subsequently amended by the LC Agreement Amendment on October 21, 2019, does not require testing any financial covenant as of September 30, 2019.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to (but excluding) the applicable redemption date (subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On November 1, 2019, a scheduled interest payment of approximately $69 million was due on the Senior Notes. On November 1, 2019, we did not pay the scheduled interest payment and entered into a 30-day grace period to defer the interest payment in accordance with the Senior Notes Indenture. If we do not make the interest payment within the 30-day grace period, an event of default will have occurred pursuant to the terms of the Senior Notes Indenture. Upon an event of default, the trustee of the Senior Notes or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of and accrued interest on the Senior Notes to be immediately due and payable. Our failure to pay the interest payment on the Senior Notes by the end of the grace period would also result in cross defaults under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement.

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

Senior Notes Covenants Compliance—As of September 30, 2019, we were in compliance with all our restrictive covenants under the Senior Notes Indenture. Future compliance with our restrictive covenants under the Senior Notes Indenture could be impacted by circumstances or conditions beyond our control, including, but not limited to, those discussed above with respect to the November 1, 2019 scheduled interest payment and the Credit Agreement.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of September 30, 2019, the outstanding borrowing under this facility was approximately $12 million. Future maturities are approximately $4 million for the remainder of 2019 and $8 million in 2020.

Receivables Factoring―During the nine months ended September 30, 2019, we sold, without recourse, approximately $65 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40% - 2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $2 million of factoring costs in Other operating income (expense) during the nine months ended September 30, 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $57 million under these arrangements during the nine months ended September 30, 2019.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for the settlement of certain equipment supplier invoices. As of September 30, 2019, we received approximately $32 million under this arrangement, with repayment obligations maturing in January 2020. Interest expense and origination fees associated with this facility were not material.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	September 30, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,850	$1,380	$1,669	$1,060
Surety Bonds (2)	842	588	842	475

(3)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(4)

Excludes approximately $326 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business in support of approximately $28 million of RPOs. We are entitled to an indemnity from CSVC for both the surety bonds and guarantees.

The financial institutions that provide the Uncommitted Facilities have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

Finance Lease Obligation

Our significant finance lease obligation is as follows:

(a)   A jack-up barge utilized in our MENA region; and

(b)   The Amazon, a pipelay and construction vessel, which was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of September 30, 2019, Property, plant and equipment, net included a $49 million asset (net of accumulated amortization of $6 million) and a finance lease liability of approximately $48 million. As of December 31, 2018, Property, plant and equipment, net included a $52 million asset (net of accumulated amortization of $3 million) and a finance lease liability of approximately $53 million.

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

Redeemable Preferred Stock—The Redeemable Preferred Stock initially had an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. The holders of the Redeemable Preferred Stock are entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. If a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum (the “PIK Dividend Rate”). Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, 2019, June 30, 2019 and September 30, 2019 dividend payment dates and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividends (i.e., a paid-in-kind (“PIK”) dividend).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 21, 2019, in connection with our entering into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment, we entered into a Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with the holders of the Redeemable Preferred Stock. Pursuant to the Consent and Waiver Agreement, we agreed to, among other things (1) issue to the holders of the Redeemable Preferred Stock additional shares of Redeemable Preferred Stock in an aggregate amount equal to 3.0% of the Accreted Value and increase the Dividend Rate and the PIK Dividend Rate to 14.0% per annum and 15.0% per annum, respectively, per share of Redeemable Preferred Stock; and (2) issue an additional number of Series A warrants to purchase Common Stock with an initial exercise price per share of $0.01, subject to certain adjustments equal to the product of 1.5% times the total number of shares of Common Stock outstanding as of October 21, 2019 (the “New Warrants”). The Consent and Waiver Agreement allowed us to incur the indebtedness and other obligations pursuant to Tranche A under the Superpriority Credit Agreement.  Additional approvals of the holders of the Redeemable Preferred Stock will be necessary for us to access the additional credit contemplated to be provided in Tranches B through D under the Superpriority Credit Agreement.

The Redeemable Preferred Stock has no stated maturity and will remain outstanding indefinitely unless repurchased or redeemed by us.

The Redeemable Preferred Stock has a liquidation preference equal to the then applicable Minimum Return (the “Liquidation Preference”) plus accrued and unpaid dividends. The Liquidation Preference was initially equal to $1,200.00 per share. The “Minimum Return” is equal to a multiple of invested capital (“MOIC”) (as defined in the Certificate of Designation) as follows, exclusive of cash dividends previously paid:

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

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the warrants described below (separately included within Capital in excess of par value in our Balance Sheet).  The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We will record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. From the Closing Date through September 30, 2019, we recorded cumulative accretion of approximately $13 million with respect to the Redeemable Preferred Stock, including approximately $4 million and $12 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the Redeemable Preferred Stock balance was $271 million, adjusted for accretion and PIK dividends of approximately $30 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Warrants and New Warrants—The Warrants and New Warrants are exercisable at any time after the earlier of (1) any change of control or the commencement of proceedings for the voluntary or involuntary dissolution, liquidation or winding up of us and (2) October 25, 2019, and from time to time, in whole or in part, until the tenth anniversary of the Closing Date for the Warrants and until October 25, 2029 for the New Warrants. The fair value measurement of the Warrants was based on the market-observable fair value of our common stock upon issuance and thus represented a level 1 input.

The exercise price and the number of shares of common stock for which a Warrant or New Warrant is exercisable are subject to adjustment from time to time upon the occurrence of certain events including: (1) payment of a dividend or distribution to holders of shares of our common stock payable in common stock, (2) the distribution of any rights, options or warrants to all holders of our common stock entitling them for a period of not more than 60 days to purchase shares of common stock at a price per share less than the fair market value per share, (3) a subdivision, combination, or reclassification of our common stock, (4) a distribution to all holders of our common stock of cash, any shares of our capital stock (other than our common stock), evidences of indebtedness or other assets of ours, and (5) any dividend of shares of a subsidiary of ours in a spin-off transaction.

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

Capital expenditures for the nine months ended September 30, 2019 and 2018 were $65 million and $62 million, respectively. Capital expenditures for the 2019 period were primarily attributable to expenditures associated with information technology and vessel upgrades and our new administrative headquarters in Houston, Texas. Capital expenditures for the 2018 period were primarily attributable to our vessel upgrades (including upgrades to the Amazon) and information technology upgrades. During the remainder of 2019, we expect to spend approximately $53 million for capital projects, such as our new administrative headquarters and various vessel upgrades and capital maintenance projects.

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

New Accounting Standards

See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Financial Statements for a discussion of the potential impact of new accounting standards issued but not adopted as of September 30, 2019 on our Financial Statements.

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

At September 30, 2019, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $852 million. The total fair value of these contracts was a net liability of approximately $27 million at September 30, 2019. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $13 million at September 30, 2019. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

We are exposed to fluctuating exchange rates related to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. Net movements in the Australian Dollar, British Pound and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI by approximately $47 million, net of tax, and our cash balance by approximately $33 million as of September 30, 2019. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Interest Rate Risk

As of September 30, 2019, we continued to utilize a U.S. dollar floating-to-fixed interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Facility at inception and through September 30, 2019. Accordingly, changes in the fair value of the swap arrangement are initially recorded in AOCI and then reclassified into earnings in the period in which corresponding interest payments are made. As of September 30, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $79 million. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the Eurodollar rate would have been approximately $50 million at September 30, 2019.

Other

As of September 30, 2019, the fair values of the Term Facility and Senior Notes, based on current market rates for debt with similar credit risk and maturities, were approximately $1.5 billion and $304 million, respectively, and were categorized within level 2 on the valuation hierarchy. As of December 31, 2018, the fair values of the Term Facility and Senior Notes, based on current market rates for debt with similar credit risk and maturities, were approximately $2.1 billion and $1.1 billion, respectively, and were categorized within level 2 on the valuation hierarchy. See Note 16, Fair Value Measurements, to the accompanying Financial Statements for further discussion of our financial instruments.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting—There has been no change in our internal control over financial reporting during the period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained legal and financial advisors to assist us in evaluating potential alternatives that may be available to us to reduce or restructure our significant outstanding indebtedness.

We are exploring a variety of possible options to reduce or restructure our significant outstanding indebtedness.  To that end, we have retained legal and financial advisors to assist us in evaluating potential alternatives.  We believe the consummation of a successful restructuring is critical to our continued viability.  Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including agreements of our creditors and other parties.  We may be unsuccessful in implementing an option selected by our board of directors, and our implementation of any particular alternative could present additional risks to our business, financial condition and results of operations, or yield unexpected results.  The process of continuing to review, and potentially executing, alternatives may be costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have an adverse effect on us.  We can provide no assurance that any particular alternative or arrangement will lead to increased stockholder value.  Moreover, certain actions we could undertake may involve the issuance of shares of our common stock or preferred stock in a transaction or series of transactions that could significantly dilute our existing stockholders without requiring a stockholder vote.  In addition, to the extent that we elect to pursue a transaction or series of transactions that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions, and we cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time which we may be involved in any asset sale transaction.  In this connection, it is important to note that the terms of our debt agreements currently limit our ability to sell assets and generally restrict the use of proceeds from asset sales.

We may be compelled to seek an in-court solution, potentially in the form of a pre-packaged or pre-arranged filing under Chapter 11 of the Bankruptcy Code if we are unable to successfully negotiate a timely out-of-court restructuring agreement with our creditors.  Any Chapter 11 filing, even in connection with a pre-packaged or pre-arranged plan, may have adverse effects on our business and operations.

We did not make the interest payment on the Senior Notes, which was due on November 1, 2019, and we have entered into a 30-day grace period under the Senior Notes Indenture. Failure to pay interest on the Senior Notes before the grace period expires will constitute an event of default under the Senior Notes Indenture and could result in cross-defaults under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement.

We had an interest payment of approximately $69 million due on November 1, 2019 to holders of the Senior Notes, which we did not pay as we continue discussions with bondholders, lenders under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement and the holders of the Redeemable Preferred Stock in order to find alternatives to improve our long-term capital structure. We entered a 30-day grace period under the Senior Notes Indenture before such non-payment constitutes an event of default, as defined in the Senior Notes Indenture. If the interest payment is not made before the end of the 30-day grace period, the trustee for the Senior Notes or holders of at least 25% in principal amount of the Senior Notes may declare the principal and any interest immediately due and payable. An event of default under the Senior Notes Indenture would result in a cross default under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement, which provides that any default on material indebtedness becomes an “Event of Default” under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement if such default results in the acceleration of such material indebtedness or permits such acceleration with or without the giving of notice, the lapse of time or both. Upon an event of default under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement, we will no longer be able to borrow at the LIBOR rate and our loans under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement will bear interest at the default rate. If the lenders under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement or the trustee for the Senior Notes or holders of the Senior Notes accelerate our indebtedness as a result of defaults, such acceleration would cause a cross-default and amounts outstanding under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement could become immediately due and payable. If we are not successful in refinancing or restructuring our debt, including the Senior Notes, or accessing additional liquidity, we will not be able to fund all our commitments to the holders of the Senior Notes or the lenders under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement, and we will be in default under all of these obligations. Although we are in active discussions with representatives of our lenders, holders of the Senior Notes and the holders of the Redeemable Preferred Stock regarding alternatives to restructure our capital structure, we can provide no assurance that such restructuring will be available on terms that are acceptable to us or at all.

Our near-term liquidity is heavily dependent on available funding under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement.

The Superpriority Credit Agreement provides us with immediate liquidity to conduct our business and operations. The Superpriority Credit Agreement is an uncommitted demand facility provided by a syndicate of financial institutions (the “Superpriority Credit Lenders”) and is scheduled to mature on October 21, 2021. We plan to use funds drawn under the Superpriority Credit Agreement to carry on our business and operations in the near term. We received access to capital under Tranche A upon entry into the Superpriority Credit Agreement on October 21, 2019. Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement, including certain conditions that require approval of the lenders (in their discretion), Tranche B will be made available to us between November 30, 2019 and December 31, 2019, Tranche C will be made available to us between December 30, 2019 and March 31, 2020 and Tranche D will be made available to us between January 31, 2020 and March 31, 2020. The lenders may, in their discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met. Conditions precedent to funding of Tranche B, Tranche C and Tranche D include, among other things:

•	the successful completion of an exchange offer for the Senior Notes, with participation of holders of at least 95% of the outstanding aggregate principal amount of the Senior Notes;
•	achievement of certain milestones required under the business plan required by the Superpriority Credit Agreement;
•	pro forma compliance with financial covenants under the Superpriority Credit Agreement; and
•	delivery of a 13-week cash flow forecast to the lenders.

If, in the future, we are unable to access any of Tranche B, Tranche C or Tranche D under the Superpriority Credit Agreement, we may be in an immediate liquidity crisis, and, unless we are able to secure additional financing, we would not be able to pay liabilities as they become due, which would lead to events of default under the Superpriority Credit Agreement, the Credit Agreement, the Letter of Credit Agreement  and the Senior Notes Indenture. An event of default under any of those documents could result in the acceleration of substantially all of our indebtedness, which would create the imminent need to file for protection under Chapter 11 of the “Bankruptcy Code.

Failure to comply with covenants in the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement could adversely affect our ability to borrow funds, issue letters of credit, result in the acceleration of our outstanding indebtedness, require us to cash collateralize outstanding letters of credit, cause an event of default and otherwise adversely affect us.

The Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement contain several financial covenants.  Our recent operating and financial performance would have resulted in our being unable to satisfy certain of these covenants as of September 30, 2019, absent amendments and waivers from our lenders and debt holders. On October 21, 2019, we entered into Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Letter of Credit Agreement (the “Credit Agreement Amendments”), which, among other things, amended the compliance levels for our leverage ratio and fixed charge coverage ratio for each fiscal quarter through December 31, 2021. The Credit Agreement Amendments also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement. As of September 30, 2019, our outstanding indebtedness was approximately $4.3 billion.

We may not be able to satisfy the financial and other covenants under the Superpriority Credit Agreement, the Credit Agreement, as amended, and the Letter of Credit Agreement, as amended, without further negotiated amendments or waivers.  Our ability to comply with our financial and other covenants may be impacted by a variety of business, economic, legislative, regulatory, financial and other factors which may be outside of our control. We can provide no assurance that any such further amendments or waivers would be obtained.  Further, our business and operations require us to spend large amounts of working capital for operating costs.  These working capital demands are sometimes made on short notice and sometimes without assurance of recovery of the expenditures. We have often satisfied these working capital and cash needs in the past by drawing on our revolving facilities.  Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital, comprised of $550 million under the new term facility under the Superpriority Credit Agreement, before reduction for related fees and expenses, and $100 million under the new letter of credit facility under the Superpriority Credit Agreement. Subject to satisfaction of certain conditions specified in the Superpriority Credit Agreement, including certain conditions that require approval of the lenders (in their discretion), Tranche B will be made available to us between November 30, 2019 and December 31, 2019, Tranche C will be made available to us between December 30, 2019 and March 31, 2020 and Tranche D will be made available to us between January 31, 2020 and March 31, 2020. The lenders may, in their discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met. If, in the future, we are unable to access any of Tranche B, Tranche C or Tranche D under the Superpriority Credit Agreement, we would be in an immediate liquidity crisis, and, unless we are able to secure additional financing, we would not be able to pay liabilities as they become due, which would lead to events of default under the Superpriority Credit Agreement, the Credit Agreement, the Letter of Credit Agreement and the Senior Notes Indenture, which could result in the acceleration of all of our indebtedness, which would create the imminent need to file for protection under Chapter 11 of the Bankruptcy Code.

In the event that we are unable to satisfy our financial and other covenants under the Superpriority Credit Agreement, the Credit Agreement, as amended, and the Letter of Credit Agreement, as amended, and are unable to obtain any necessary amendments or waivers to avoid an event of default under the Superpriority Credit Agreement, the Credit Agreement or the Letter of Credit Agreement, all of our outstanding indebtedness could be accelerated and our outstanding letters of credit could be required to be cash collateralized by us. In addition, if we are unable to repay any of our debt at maturity, all of our outstanding indebtedness would be accelerated and would become immediately due and payable. In those circumstances we may be unable to repay or refinance our outstanding indebtedness and replace or backstop the requirements with respect to our outstanding letters of credit.

We regularly use letters of credit in the ordinary course of our business.  To the extent that draws are made on letters of credit, we may not be able to satisfy our repayment obligations.

In the ordinary course of our business we obtain letters of credit, which we provide to our customers to secure advance payment for our performance under our contracts, or in lieu of retention being withheld from payments to us under our contracts.  If an issuing bank must advance a payment pursuant to a draw on a letter of credit due to our non-performance under a contract, such advance payment would constitute a borrowing under a credit facility and thus become our direct obligation. To the extent that draws are made on letters of credit, we may not be able to satisfy our repayment obligations.  If this were to occur and we were unable to negotiate an acceptable resolution with the various parties involved, we could  be in default under the Superpriority Credit Agreement, the Credit Agreement or the Letter of Credit Agreement which, if uncured, could have one or more of the effects described in the discussion above.

In addition, a number of our letters of credits have one-year terms.  The issuing banks generally have no obligation to renew these letters of credit and, to the extent that particular letters of credit are not renewed, we will be required to find alternative letter of credit providers.  If we are unable to do so at all or do so on acceptable terms, we may be in breach of the underlying contracts with customers, and those customers may be entitled to terminate such contracts and claim related damages. Depending on the materiality of the contracts involved, these circumstances could have a material adverse effect on our business and results of operations, cash flows, liquidity and financial position.

If we are unable to repay or refinance our existing and future debt as it becomes due, whether at maturity or as a result of acceleration, we may be unable to continue as a going concern.

We have significant indebtedness under the Superpriority Credit Agreement, the Credit Agreement, the Letter of Credit Agreement and the Senior Notes (collectively, the “Long-Term Debt”). As of September 30, 2019, our outstanding indebtedness was approximately $4.3 billion. We use a significant portion of our cash flow to pay interest and principal (when due) on the Long-Term Debt, which reduces the cash available to finance our operations and other business activities and limits our flexibility in planning for or reacting to changes in our business.

We did not pay the interest payment of approximately $69 million to holders of the Senior Notes due on November 1, 2019. We also have substantial interest payments due during the next 12 months on the Long-Term Debt. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Superpriority Credit Agreement, the Credit Agreement, the Letter of Credit Agreement or the Senior Notes Indenture, an Event of Default (as defined in the applicable agreements) could result, which would permit acceleration of the indebtedness under certain circumstances and could result in an Event of Default and acceleration of our other debt and permit our secured lenders to foreclose on any of our assets securing such debt. If the lenders under the Credit Agreement, the Letter of Credit Agreement or the trustee for the Senior Notes or holders of the Senior Notes accelerate our indebtedness as a result of such defaults, such acceleration would cause a cross-default and amounts outstanding under the Superpriority Credit Agreement, the Credit Agreement or the Letter of Credit Agreement could become immediately due and payable. If we are not successful in refinancing or restructuring our debt, including the Senior Notes, or accessing additional liquidity, we will not be able to fund all our commitments to the holders of the Senior Notes or the lenders under the Credit Agreement and the Letter of Credit Agreement, and we will be in default under all of these obligations.

While we are attempting to take appropriate mitigating actions and restructure our capital structure, including curing existing defaults, we can provide no assurance that any particular actions with respect to such a restructuring will be sufficient. The uncertainty associated with our ability to meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern.

We may be unable to successfully effectuate any or all of the strategic alternatives that we must implement pursuant to the business plan required by the terms of the Superpriority Credit Agreement in order to service our substantial indebtedness.

Based on updated financial forecasts reflecting, among other things, potential adjustments on certain projects, we determined in September 2019 that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, including the leverage ratio and fixed charge coverage ratio under the Credit Agreement and the Letter of Credit Agreement. In order to address our liquidity concerns, we entered into the Superpriority Credit Agreement in October 2019, and we are currently evaluating other potential sources of incremental liquidity needs, including issuing additional debt, restructuring our debt and selling assets. However, we may fail to effectuate any such strategic alternatives on commercially reasonable terms or at all. Even if we are able to implement such transactions, they may be insufficient to meet our debt and other obligations. Furthermore, such strategic alternatives may adversely affect our existing stockholders, potentially resulting in the loss of all or substantially all of their investment in our securities.

Under the Credit Agreement and the Letter of Credit Agreement, we are required to deliver year-end annual audited consolidated financial statements without a going concern or like qualification or explanation, except for impending debt maturity dates and any prospective or actual breach of a financial covenant. The notes to the accompanying Financial Statements reflect that there currently is substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanation (except for impending debt maturity dates and any prospective or actual breach of a financial covenant) in our year-end annual audited financial statements would, in the absence of a waiver or other suitable relief, result in an event of default under the Credit Agreement and the Letter of Credit Agreement, after which the lenders thereunder could accelerate the outstanding indebtedness. In addition, an event of default under the Credit Agreement or the Letter of Credit Agreement could trigger cross-defaults under our other debt agreements, including the Superpriority Credit Agreement and the Senior Notes Indenture, which could also result in the acceleration of those obligations.

Our ability to issue additional debt and/or refinance our debt depends on numerous factors, such as our financial condition and the terms of our existing debt agreements, which include restrictions on our ability to, among other things, incur additional debt and prepay, redeem or repurchase certain debt. Our ability to issue additional debt and/or refinance our debt is also subject to many factors that are beyond our control, such as the condition of the capital markets in general. Even if we are able to issue additional debt and/or refinance our debt, we could, as a result, become subject to higher interest rates and/or more onerous debt covenants, which could further restrict our ability to operate our business. To the extent that we seek to sell assets in order to meet our debt and other obligations, we may fail to effectuate any such dispositions for fair market value, in a timely manner or at all. Furthermore, the proceeds that we realize from any such dispositions may be inadequate to meet our debt and other obligations.

We are dependent upon the receipt of substantial additional financing in the near term to carry out our plan of operations and to meet our anticipated financial commitments over the next year.

We are dependent upon the receipt of additional financing under Tranche B, Tranche C and Tranche D in accordance with the terms of the Superpriority Credit Agreement or another source of liquidity to carry out our plan of operations and to meet our anticipated financial commitments over the next year. The lenders may, in their sole discretion, decline to fund any applicable tranche under the Superpriority Credit Agreement, even if all conditions precedent to funding an applicable tranche have been met. If the lenders decline to fund any applicable tranche under the Superpriority Credit Agreement, we would have to seek additional funding, and we may be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, the notes to the accompanying Financial Statements reflect that there currently is substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This statement regarding our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our stockholders may lose their entire investment in our securities.

Maintaining adequate letters of credit, bank guarantee and bonding capacity is necessary for us to successfully bid on and win various contracts.  Our uncommitted bilateral credit facility and surety bond providers have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

In line with industry practice, we are often required to post standby letters of credit or bank guarantees to customers or enter into surety bond arrangements in favor of customers.  Those letters of credit, bank guarantees and surety bond arrangements generally indemnify or protect customers against our failure to perform our obligations under the applicable contracts.  However, the terms of those letters of credit, bank guarantees and surety bonds, including terms relating to the customer’s ability to draw upon the letter of credit, bank guarantee or surety bond and the amount of the credit support required, can vary significantly.  If a letter of credit, bank guarantee or surety bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project.  We have limited capacity to issue letters of credit and bank guarantees and post surety bonds, and the financial institutions that provide uncommitted bilateral credit facilities and surety bond arrangements on our behalf are not obligated to issue or renew such letters of credit, bank guarantees and surety bonds.  Moreover, such financial institutions generally have the discretion to demand that we provide them with cash or other collateral to backstop our contingent liabilities to them.  If any such demand is made, we may not have sufficient liquidity or available unencumbered assets to satisfy such demand.  Additionally, due to events that affect the credit markets generally, letters of credit, bank guarantees and surety bonds may be more difficult to obtain in the future or may only be available at significant additional cost.  Letters of credit, bank guarantees and surety bonds may not continue to be available to us on reasonable terms.  Our inability to obtain adequate letters of credit, bank guarantees and surety bonds and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.  Our inability to satisfy cash or other collateral demands made by the financial institutions that provide us with uncommitted bilateral credit facilities and surety bond arrangements could have a material adverse effect on our business, financial condition and results of operations.

If we file for bankruptcy protection, our business and operations will be subject to greater risks.

A bankruptcy filing under Chapter 11 of the Bankruptcy Code would subject our business and operations to various risks, including but not limited to, the following:

•

our subcontractors, suppliers and service providers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from providing us with materials or services;

•	the coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;
•	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;
•	we may have difficulty maintaining existing and building new relationships;
•

transactions outside the ordinary course of business would be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to events or take advantage of opportunities;

•	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;
•	we may be unable to retain and motivate key executives and employees through the process of a Chapter 11 reorganization, and we may have difficulty attracting new employees;

•	our employees may become distracted from performance of their duties;
•	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;
•

there can be no assurance that we will be able to successfully develop, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, and other parties in interest; and

•	the value of our common stock could be adversely affected as a result of a bankruptcy filing.

As with any judicial proceeding, a Chapter 11 proceeding (even if there is a pre-packaged or pre-arranged plan of reorganization) involves the potential for significant delays in reaching a final resolution.  In a Chapter 11 proceeding, there are risks of delay with the confirmation of the plan of reorganization and there are risks of objections from certain stakeholders, including any creditors that vote to reject the plan, that could further delay the process and potentially cause a plan of reorganization to be rejected by the court.  Any material delay in the confirmation of a Chapter 11 proceeding would compound the risks described above and add substantial expense and uncertainty to the process.

The United Kingdom’s proposed withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We are a Panamanian corporation with a tax residency in the United Kingdom (“U.K.”) and with worldwide operations, including material business operations in Europe.  In June 2016, a majority of voters in the U.K. voted in favor of the U.K.’s withdrawal from the European Union in a national referendum (“Brexit”). Brexit has created significant uncertainty about, among other  things, the future relationship between the U.K. and the European Union.

The referendum was advisory, and the U.K. government served notice under Article 50 of the Treaty of the European Union in March 2017 to formally initiate the withdrawal process.  On October 18 2019, the U.K. and the European Union agreed on a new withdrawal agreement (which, among other things, creates a transition period during which European Union law will continue to apply until December 2020) and a political declaration (which sets out a framework for the U.K.’s future relationship with the European Union).  The legislation implementing the withdrawal agreement into U.K. law is now subject to approval of the U.K. Parliament. The European Union has agreed to an extension for the U.K.’s departure until January 31 2020, or earlier if the U.K. Parliament’s approval of the legislation implementing the withdrawal agreement is received earlier. It is uncertain whether or when such approval will be forthcoming.  The treaty governing the terms of the U.K.’s future relationship with the European Union is yet to be negotiated.

These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of the global financial markets and could also significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about applicable future laws, regulations or treaties governing the U.K.’s withdrawal from and future relationship with the European Union, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that could apply to us and our subsidiaries, could increase our costs, restrict our access to capital within the U.K. and the European Union, depress economic activity and further decrease foreign direct investment in the U.K. For example, withdrawal from the European Union could, depending on the terms of such withdrawal and the future relationship between the U.K. and the European Union, eliminate the benefit of certain tax-related European Union directives currently applicable to U.K.-tax-resident companies such as us, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise our tax costs.

If the U.K. and the European Union are unable to implement mutually acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the U.K. and other European Union member states or within the European Economic Area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

On November 1, 2019, a scheduled interest payment of approximately $69 million was due on the outstanding Senior Notes. On November 1, 2019, we did not pay the scheduled interest payment and entered into a 30-day grace period to defer the interest payment in accordance with the Senior Notes Indenture. If we do not make the interest payment within the 30-day grace period, an event of default will have occurred pursuant to the terms of the Senior Notes Indenture. Upon an event of default, the trustee of the Senior Notes or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of and accrued interest on the Senior Notes to be immediately due and payable. Our failure to pay the interest payment on the Senior Notes by the end of the grace period would also result in cross defaults under the Superpriority Credit Agreement, the Credit Agreement and the Letter of Credit Agreement.

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

3.4*

Certificate of Amendment to the Certificate of Designation of 12% Redeemable Preferred Stock of McDermott International, Inc., dated October 24, 2019 (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

4.1

Fourth Supplemental Indenture, dated September 3, 2019, among CB&I STS Delaware LLC, CB&I STS Holdings LLC CBI Company Ltd., McDermott Technology (Americas), Inc. and McDermott Technology (US), Inc. and Wells Fargo Bank, National Association.

4.2

Fifth Supplemental Indenture, dated October 22, 2019, among McDermott Servicos offshore Do Brasil Ltda., McDermott Technology (Americas), Inc. and McDermott Technology (US), Inc. and Wells Fargo Bank, National Association.

10.1*

Consent and Amendment No. 1 to Credit Agreement, dated as of May 10, 2018, by and among McDermott International, Inc., McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 21, 2019 (File No. 1-08430)).

10.2*

Consent and Amendment No. 1 to Letter of Credit Agreement, dated as of October 30, 2018, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., as co-applicants, a syndicate of participants and letter of credit issuers, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 21, 2019 (File No. 1-08430)).

10.3*

Superpriority Senior Secured Credit Agreement, dated as of October 21, 2019, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 21, 2019 (File No. 1-08430)).

10.4*

Consent and Waiver Agreement, dated October 21, 2019, by and among McDermott International, Inc., West Street Capital Partners VII Offshore Investments, L.P., West Street Capital Partners VII - Parallel B, L.P., West Street Capital Partners VII B, L.P. and Apicorp Managed Account Investment Vehicle, L.P. (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 21, 2019 (File No. 1-08430)).

10.5*

Amendment No. 1 to Registration Rights Agreement, dated as of October 25, 2019, by and between McDermott International, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

10.6*

Amendment No. 1 to Warrant Agreement, dated as of October 25, 2019, by and between McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

EXHIBITS

10.7*

Warrant Agreement, dated as of October 25, 2019, by and between McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

10.8*

Amendment No. 1 to Securities Purchase Agreement, dated as of October 25, 2019, by and between McDermott International, Inc. and the parties thereto (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

10.9*

Amendment No. 1 to Consent and Waiver Agreement, dated October 28, 2019, by and among McDermott International, Inc., West Street Capital Partners VII Offshore Investments, L.P., West Street Capital Partners VII – Parallel B, L.P., West Street Capital Partners VII B, L.P. and Apicorp Managed Account Investment Vehicle, L.P. (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the filing indicated.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2019

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ CHRISTOPHER A. KRUMMEL
Christopher A. Krummel Global Vice President, Finance and Chief Accounting Officer

