Form 10-K
period 2019-12-31
MCDERMOTT INTERNATIONAL INC
filed 2020-02-28
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-08430

McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

REPUBLIC OF Panama	72-0593134
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 N. Eldridge Parkway HOUSTON, Texas	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 870-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, $1.00 par value	MDRIQ (1)	OTC Pink Marketplace (1)

Securities registered pursuant to Section 12(g) of the Act: None

(1)

On February 6, 2020, the New York Stock Exchange filed a Form 25 with the Securities and Exchange Commission to delist the common stock, $1.00 par value (the “Common Stock”), of McDermott International, Inc. (the “Registrant”) from the New York Stock Exchange. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Act will become effective 90 days after the filing date of the Form 25, at which point the Common Stock will be deemed registered under Section 12(g) of the Act. The Registrant’s Common Stock began trading on the OTC Pink Marketplace on January 22, 2020 under the symbol “MDRIQ.” ________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 28, 2019) was approximately $1.8 billion.

The number of shares of the registrant’s common stock outstanding at February 26, 2020 was 193,081,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2020 Annual Meeting of Stockholders, or an amendment to Form 10-K to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-K

ITEM 1. BUSINESS

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

The Company

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

On May 10, 2018 (the “Combination Date”), we completed our combination with Chicago Bridge & Iron Company N.V. (“CB&I”) through a series of transactions (the “Combination”) (see Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion). Since we completed the Combination, we have incurred losses on several projects (the “Focus Projects”) that were undertaken by CB&I and its subsidiaries, in amounts that have substantially exceeded the amounts estimated by CB&I prior to the Combination and by us subsequent to the Combination.  Two of those projects, the Cameron LNG export facility project in Hackberry, Louisiana and the Freeport LNG export facility project in Freeport, Texas, remain ongoing.  These projects have used substantial amounts of cash in each of the periods following completion of the Combination.  The usage of cash on these projects, coupled with the substantial amounts of letters of credit and procurement funding needed to secure and commence work on new contracts reflected in our near-record level of backlog, which was $18.6 billion as of December 31, 2019, has strained our liquidity and capital resources. As a result of these and other factors, we determined in September 2019 that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, such as the leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement and the Letter of Credit Agreement (each as defined and described in Note 13, Debt). In the absence of appropriate amendments or waivers, our failure to remain in compliance with these financial covenants would have triggered an event of default under the Credit Agreement and the Letter of Credit Agreement and a potential cross default under the Senior Notes Indenture (as defined and described in Note 13, Debt).

As a result of the uncertainty described above and our ongoing liquidity requirements, as of December 31, 2019, we had taken the actions described below.

•	We retained legal and financial advisors to help us evaluate strategic and capital structure alternatives.
•	We appointed a Chief Transformation Officer to report to McDermott’s CEO and the Board of Directors of McDermott.
•	We announced the commencement of a process to explore strategic alternatives for our Technology segment.
•

On October 21, 2019, we entered into a superpriority senior secured credit facility (the “Superpriority Credit Agreement”) which provided for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”). Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital (“Tranche A”), comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility.

ITEM 1. BUSINESS

•

On October 21, 2019, we entered into the Credit Agreement Amendment and the LC Agreement Amendment (each as defined and described in Note 13, Debt), which, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant under the Credit Agreement (each as defined and described in Note 13, Debt) for each fiscal quarter through December 31, 2021 and also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement.

•

We entered into consent and waiver agreements with holders of our 12% Redeemable Preferred Stock on October 21, 2019 and December 1, 2019, respectively, to: (1) permit us to enter into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment; and (2) allow for the incurrence of additional indebtedness under the Superpriority Credit Agreement.

•

Our applicable subsidiaries elected not to make the payment, when due, of approximately $69 million in interest due on their 10.625% senior notes due 2024 (the “Senior Notes”) on November 1, 2019. As a result of the non-payment, a 30-day grace period following non-payment of the interest commenced.

•

On December 1, 2019, we entered into Credit Agreement Amendment No. 2 and the LC Agreement Amendment No. 2 (each as defined and described in Note 13, Debt), which amended, among other things, the events of default under the Credit Agreement to provide that, for so long as the Forbearance Agreement (as defined below) was in effect and the Senior Notes (as defined below) were not accelerated, the failure to make the payment of $69 million of interest (the “Interest Payment”) on the Senior Notes would not constitute an event of default.

•

On December 1, 2019, we entered into a forbearance agreement with holders of over 35% of the Senior Notes (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, holders of over 35% of the Senior Notes agreed to forbear from exercising any rights related to the interest payment due on November 1, 2019, subject to certain conditions. The forbearance period extended through January 15, 2020 and was subject to further extension by a majority of the holders who were party to the Forbearance Agreement.

•

On December 1, 2019, we entered into Amendment No. 1 to the Superpriority Credit Agreement (the “Superpriority Amendment”), which amended the Superpriority Credit Agreement to, among other things: (1) waive certain conditions precedent to the Tranche B funding to facilitate such funding; (2) provide for the acknowledgement and consent by the lenders under the Superpriority Credit Agreement of our compliance with required business plan milestones; and (3) modify the cross-default provisions contained in the Superpriority Credit Agreement related to the failure to pay interest on the Senior Notes.

•

On December 4, 2019, we were provided access to $350 million of capital (“Tranche B”) under the Superpriority Credit Agreement, comprised of $250 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility. Prior to the funding of Tranche B, we issued approximately 11 million shares of our common stock, 0.09 million of Series B Warrants (that entitle each holder to purchase one share of our common stock at a purchase price of $0.01 per share) and 0.56 million shares of a newly designated series of preferred stock, Series A Preferred Stock, to certain of the lenders under the terms of the Superpriority Credit Agreement, in accordance with the terms of the Superpriority Credit Agreement.

Ultimately, subsequent to December 31, 2019, we concluded, even after taking the actions described above, we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due. We concluded that a reduction in our long-term debt and cash interest obligations was required to improve our financial position and flexibility.

ITEM 1. BUSINESS

Recent Developments

Restructuring Support Agreement and Chapter 11 Proceedings

On January 21, 2020 (the “Petition Date”), McDermott and certain of its subsidiaries (collectively, the “Debtors”): (1) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with certain of their lenders, letter of credit issuers and holders of the Senior Notes  issued by certain of the Debtors and guaranteed by McDermott and certain of the other Debtors (such lenders, letter of credit issuers and holders of the Senior Notes are referred to below as the “Consenting Parties”); and (2) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue a Joint Prepackaged Chapter 11 Plan of Reorganization of the Debtors (as proposed pursuant to the RSA, the “Plan of Reorganization”).  At the time of filing the Chapter 11 cases (the “Chapter 11 Cases”), the Debtors had the support of more than two-thirds of all of their funded debt creditors for the RSA. The Chapter 11 Cases are being jointly administered under the caption In re McDermott International, Inc., Case No. 20-30336. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates have provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”).  The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,067 million under a term loan facility consisting of (a) a $550 million tranche that was made available at closing, (b)  a $650 million tranche that was made available upon entry of the Final DIP Order (as defined in the RSA), (c) a $823 million tranche consisting of the principal amount of term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and accrued interest and fees related to term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and the New LC Facility under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing, (b) $243 million that was made available upon entry of the Final DIP Order and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”).  The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds of the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

In addition to the DIP Facilities, the RSA contemplates that, on the Effective Date, the Debtors will (1) conduct a non-backstopped equity rights offering (the “Rights Offering”) and (2) enter into new exit credit facilities (the “Exit Facilities”), as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  Accordingly, consummation of the Plan of Reorganization will require that the Debtors meet all of the conditions to completion of the Exit Facilities.

The Plan of Reorganization, which remains subject to the approval of the Bankruptcy Court, provides that, among other things, on the effective date of the Plan of Reorganization (the “Effective Date”):

•

holders of claims arising under the DIP Credit Agreement shall be paid in full, in cash, on the Effective Date, funded from the proceeds of the Lummus Technology sale or, to the extent not paid in full from the proceeds of the Lummus Technology sale:

•

holders of claims arising under the DIP Term Loans (as defined in the Plan of Reorganization) other than the Make Whole Amount (as defined in the Plan of Reorganization) shall receive cash on hand and proceeds from the Exit Facilities;

•

holders of claims arising under the DIP Term Loans constituting the Make Whole Amount shall receive their respective pro rata shares of the term loans arising under the Make Whole Tranche (as defined in the Plan of Reorganization); and

ITEM 1. BUSINESS

•

holders of claims arising under drawn DIP Letters of Credit (as defined in the Plan of Reorganization) that have not been reimbursed in full in cash as of the Effective Date shall receive payment in full in cash.

•

holders of DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization) shall receive participation in the Cash Secured Exit Facility (as defined in the RSA) in amounts equal to their respective DIP Cash Secured Letter of Credit Claims (as defined in the Plan of Reorganization; provided that any such cash collateral in the DIP Cash Secured LC Account (as defined in the DIP Credit Facility Term Sheet) shall collateralize the Cash Secured LC Exit Facility);

•

holders of claims arising under the DIP Letters of Credit (other than the DIP Cash Secured Letters of Credit) shall receive participation in the Super Senior Exit Facility in amounts equal to their respective DIP Letter of Credit Facility commitments;

•

holders of claims arising under the (1) 2021 LC Facility (as defined in the Plan of Reorganization), (2) the 2023 LC Facility (as defined in the Plan of Reorganization), (3) the Revolving Credit Facility (as defined in the Plan of Reorganization) and (4) the Lloyds’ LC Facility (as defined in the Plan of Reorganization) shall receive participation rights in the Roll-Off LC Exit Facility (as defined in the Plan of Reorganization) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization), depending upon the nature of such claims;

•

holders of claims arising under the Term Loan Facility and Credit Agreement Hedging Claims (as defined in the Plan of Reorganization) other than hedging obligations rolled into the DIP Facilities and the Exit Facilities, will receive pro rata shares of the Secured Creditor Funded Debt Distribution;

•

holders of claims arising under the Senior Notes will receive their pro rata shares of (a) 6% of the new common equity interests in the reorganized McDermott (the “New Common Stock”), plus additional shares of New Common Stock as a result of the Prepetition Funded Secured Claims Excess Cash Adjustment (as defined in the Plan of Reorganization), subject to dilution on account of the New Warrants and a new Management Incentive Plan (each as defined in the RSA); and (b) the New Warrants;

•	holders of general unsecured claims shall either (1) have their claims reinstated or (2) be paid in full in cash;
•

each existing equity interest in any of the Debtors other than McDermott shall be reinstated or cancelled, released and extinguished without any distribution at the Debtors’ election and with the consent of the Required Consenting Lenders (as defined in the Plan of Reorganization); and

•	each existing equity interest in McDermott will be cancelled, released and extinguished without any distribution.

The deadline to vote on the Plan of Reorganization was February 19, 2020, and the results of that voting continued to reflect the support of more than two-thirds of all the Debtors’ funded debt creditors. The Bankruptcy Court has set March 12, 2020 as the date for the hearing on confirmation of the Plan of Reorganization.

The RSA contains certain covenants on the part of the Debtors and the Consenting Parties, including that the Consenting Parties, among other things, (1) vote in favor of the Plan of Reorganization in the Chapter 11 Cases and (2) otherwise support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan of Reorganization and consummation of the Debtors’ restructuring in accordance with the RSA. The RSA further provides that the Consenting Parties shall have the right, but not the obligation, to terminate the RSA upon the occurrence of certain events, including the failure of the Debtors to achieve certain milestones.

The RSA also contemplates that, on or prior to the Effective Date, we will complete the Lummus Technology sale.  In order to pursue the satisfaction of that requirement, we have entered into a Share and Asset Purchase Agreement (the “SAPA”) with a “stalking horse” bidder.  The Lummus Technology sale will be subject to the approval of the Bankruptcy Court. Under the terms of the SAPA, the stalking horse bidder has agreed, absent any higher or otherwise better bid, to acquire the Lummus Technology business from us for a purchase price of $2.725 billion, subject to certain adjustments.  If we receive any bids that are higher or otherwise better than the terms reflected in the SAPA, we expect to conduct an auction for the Lummus Technology business on March 9, 2020.  If we consummate an alternative sale of the Lummus Technology business to any person other than the stalking horse bidder, we would be required to pay to the stalking horse bidder a break-up fee equal to 3% of the purchase price and reimburse certain expenses associated with the negotiation, drafting and execution of the SAPA. On February 24, 2020, the Bankruptcy Court approved the selection of the stalking horse bidder and the contractual protections provided to that bidder described above, as well as the bidding procedures for the ultimate sale process.

ITEM 1. BUSINESS

The foregoing descriptions of the RSA, the Plan of Reorganization, the DIP Facilities and the SAPA are not complete and are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed as exhibits to this report.

Debtor-in-Possession Financing

As described above, in connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided us with superpriority debtor-in-possession financing pursuant to the DIP Credit Agreement. All loans outstanding under the DIP Term Facility bear interest at an adjusted LIBOR rate plus 9.00% per annum. All undrawn letters of credit under the DIP LC Facility (other than cash secured letters of credit) bear interest at a rate of 9.00% per annum. During the continuance of an event of default, the outstanding amounts under the DIP Facilities would bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.

The lenders under the DIP Facility, Crédit Agricole Corporate and Investment Bank (“CACIB”), as collateral agent and revolving administrative agent under the DIP Facilities, and Barclays Bank PLC (“Barclays”), as term loan administrative agent under the DIP Term Facility, subject to the Carve-Out (as defined below) and the terms of the Interim DIP Order (as defined in the RSA), at all times: (1) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (2) have a first priority lien on substantially all assets of the Debtors; (3) have a junior lien on any assets of the Debtors subject to a valid, perfected and non-avoidable lien as of the Petition Date, other than such liens securing the obligations under the Credit Agreement, the Superpriority Credit Agreement, the Lloyds’ LC Facility and the 2021 LC Facility; and (4) have a first priority pledge of 100% of the stock and other equity interests in each of McDermott’s direct and indirect subsidiaries. The Debtors’ obligations to the DIP Lenders and the liens and superpriority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Facilities are subject to certain affirmative and negative covenants, including, among other covenants we believe to be customary in debtor-in-possession financings, reporting by the Debtors in the form of a budget and rolling 13-week cash flow forecasts, together with a reasonably detailed written explanation of all material variances from the budget.

Debtor-in-Possession Financial Covenants Covenants—The DIP Facilities include the following financial covenants:

•

as of any Variance Testing Date (as defined in the DIP Facilities), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the DIP Facilities) by more than 15%, (ii) our aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period, and (iii) our aggregate cumulative actual vendor disbursements and JV infusions with respect to the Specified Projects (as defined in the DIP Facilities) to exceed the projected amount therefore set forth in the most recently delivered Approved Budget by more than 15% for such variance testing period and for each week within such variance testing period by more than (x) 20% with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period

•

beginning with the fiscal quarter ended June 30, 2020, our adjusted EBITDA (as defined in the DIP Facilities) for the most recently ended four fiscal quarter period for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

Test Period End Date	Adjusted EBITDA (In millions)
June 30, 2020	230
September 30, 2020	410
December 31, 2020	640

ITEM 1. BUSINESS

•

beginning with the fiscal quarter ended December 31, 2019, the Project Charges (as defined in the DIP Facilities) for the most recently ended fiscal quarter for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be more than the maximum amount set for the below as set forth opposite such ended fiscal quarter:

Test Period End Date	Maximum Project Charges (In millions)
December 31, 2019	260
March 31, 2019	50
June 30, 2020	50
September 30, 2020	40
December 31, 2020	30

As of December 31, 2019, we were in compliance with our maximum project charges covenant under the DIP Facilities.

The DIP Facilities contain certain events of default we believe to be customary in debtor-in-possession financings, including: (1) conversion of the Chapter 11 Cases to a Chapter 7 case; (2) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (3) the final order not being entered by the Bankruptcy Court within 30 days of the interim order relating to the DIP Facilities.

The DIP Facilities will mature on the earliest of (1) nine months after the Petition Date, which date shall be extended automatically by an additional 90 days if certain conditions are satisfied, (2) the Effective Date and (3) the date of acceleration of the obligations under the DIP Facilities following an event of default.

On January 23, 2020, we received $550 million, before reduction for related fees and expenses of $87 million, under the DIP Term Facility, and $300 million of letter of credit capacity under the DIP LC Facility. On February 26, 2020, we received $650 million (related fees and expenses were immaterial), under the DIP Term Facility, and $243 million of letter of credit capacity under the DIP LC Facility.

Going Concern and Financial Reporting in Reorganization

Our commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles which contemplate the continuation of the Company as a going concern. See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements and Item 1A. Risk Factors for additional information regarding our debt instruments and bankruptcy proceedings under Chapter 11.

Delisting of our Common Stock from the New York Stock Exchange

Our common stock was previously listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDR.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on January 22, 2020, our common stock ceased to trade on the NYSE. Since January 23, 2020, our common stock has been quoted on the OTC Pink marketplace maintained by the OTC Markets Group, Inc. (“OTC Pink”) under the symbol “MDRIQ.”  On February 6, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock from the NYSE. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will become effective 90 days after the filing date of the Form 25.

Review of Business Portfolio and Strategic Transactions

We performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business were non-core for purposes of our vertically integrated offering model. This review initially identified our pipe fabrication and industrial storage tank businesses as non-core. We completed the sale of Alloy Piping Products LLC (“APP”), a portion of the pipe fabrication business, during the second quarter of 2019.  We are continuing to pursue the sale of the remaining portion of the pipe fabrication business. In the third quarter of 2019, we terminated the sales process for our industrial storage tank business, as we concluded that the net cash proceeds from the sale, if completed, would likely be significantly below initial expectations.

ITEM 1. BUSINESS

Business Segments

Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments. This reorganization is intended to better serve our global clients, leverage our workforce, help streamline operations and provide enhanced growth opportunities. Our five business segments, which represent our reportable segments are: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. We also report certain corporate and other non-operating activities under the heading of “Corporate and Other,” which primarily reflects costs that are not allocated to our segments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 24, Segment Reporting, to the accompanying Consolidated Financial Statements for further discussion of our business segments.

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

Power—We design and build new combined-cycle and simple-cycle gas-fired power generation projects and provide related engineering, procurement, construction and commissioning services. Additionally, we are a joint venture partner of NET Power, LLC, a company that is developing a new natural gas power generation technology that produces low-cost electricity while reducing air emissions. In January 2020, as part of our strategic realignment, we announced plans to wind down our power portfolio.

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

ITEM 1. BUSINESS

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

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record, track record and reputation are principal competitive factors within our industry. There are numerous regional, national and global competitors that offer similar services to those offered by each of our operating groups, including Axens SA; Bechtel Group Inc.; China Offshore Oil Engineering Co. Ltd.; Fluor Corporation; Honeywell/UOP; Hyundai Heavy Industrial Co. Ltd.; KBR Inc.; Kiewit Corporation; Larsen and Toubro Ltd.; Lyondell Basell Industries N.V.; Petrofac International Ltd.; Saipem S.P.A.; Samsung Heavy Industries Co., Ltd.; Subsea 7 S.A.; Techidas Reunidas, S.A; TechnipFMC plc; Wood plc; WorleyParsons Limited and W.R. Grace & Co.

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

ITEM 1. BUSINESS

We use subcontractors where it assists us in meeting customer requirements with regard to resources, schedule, cost or technical expertise. These subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis.

Employees

At December 31, 2019, we employed approximately 42,600 persons worldwide, comprised of approximately 14,400 salaried employees and approximately 28,200 hourly and craft employees. Our number of employees, particularly hourly and craft, varies in relation to the location, number and size of projects we have in process at any given time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.

The percentage of our employees represented by unions at December 31, 2019 was approximately 5% to 10%. We have agreements, which we customarily renew periodically, with various unions representing groups of employees at project sites and fabrication facilities in the U.S. and Canada and various other countries. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

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

Our wholly owned “captive” insurance subsidiaries provide coverage for our retentions under employer’s liability, general and products liability, automotive liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiary to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to historic losses, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover losses in our captive insurance programs. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. Claims as a result of our operations, if greater in frequency or severity than actuarially predicted, could adversely impact the ability of our captive insurance subsidiaries to respond to all claims presented.

ITEM 1. BUSINESS

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

ITEM 1. BUSINESS

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental control facilities or for the investigation or remediation of environmental conditions during 2020 or 2021. As of December 31, 2019, we had no environmental reserve recorded. See Note 23, Commitments and Contingencies, to the accompanying Consolidated Financial Statements for additional information.

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	expectations relating to the duration, effects and ultimate outcome of the Chapter 11 cases;
•	the adequacy of our sources of liquidity and capital resources, including after entering into the DIP Credit Agreement and after completing the Exit Facilities;
•	future levels of revenues, operating margins, operating income (loss), cash flows, net income (loss) or earnings (loss) per share;
•	the outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;

ITEM 1. BUSINESS

•

future project activities, including the commencement and subsequent timing of, and the success of, operational activities on specific projects, and the ability of projects to generate sufficient revenues to cover our fixed costs;

•	estimates of revenues over time and contract profits or losses;
•

expectations regarding the acquisition or divestiture of assets, including the completion of the Lummus Technology sale and the sale of the remaining portion of our pipe fabrication business and the timing of, and use of proceeds from, those transactions;

•	anticipated levels of demand for our products and services;
•	global demand for oil and gas and fundamentals of the oil and gas industry;
•	expectations regarding offshore development of oil and gas;
•	market outlook for the EPCI market;
•	expectations regarding cash flows from operating activities;
•	expectations regarding RPOs;
•	future levels of capital, environmental or maintenance expenditures;
•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•	the adequacy of our sources of liquidity and capital resources;
•	the ability to alleviate substantial doubt regarding our ability to continue as a going concern;
•	the impact of the NYSE delisting of our common stock on the liquidity and market price of our common stock;
•	interest expense;
•	the effectiveness of our derivative contracts in mitigating foreign currency and interest rate risks;
•	results of our capital investment program;
•	the impact of U.S. and non-U.S. tax law changes;
•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and
•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties relate to, among other matters, the following:

•	risks and uncertainties relating to the Chapter 11 Cases, including, but not limited to:
•

our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to retain the exclusive right to propose a Plan of Reorganization and our ability to achieve confirmation of such plan;
•	the effects of the Chapter 11 Cases on us and our various constituents, including our stockholders;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan of Reorganization;

ITEM 1. BUSINESS

•	uncertainties and risks associated with the completion of the Lummus Technology sale, which is a condition to consummation of the Plan of Reorganization;
•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•	the length of time we will operate under the Chapter 11 Cases;
•	attendant risks associated with restrictions on our ability to pursue some of our business strategies;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•	the potential adverse effects of the Chapter 11 Cases on our access to capital resources, including our continuing access to bilateral letter of credit facilities;
•	the cancellation of our common stock in the Chapter 11 Cases;
•	the impact of the NYSE delisting of our common stock on the liquidity and market price of our common stock;
•	the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases;
•	uncertainties regarding our ability to retain key personnel;
•	uncertainties regarding the reactions of our customers, subcontractors, prospective customers, suppliers and service providers to the Chapter 11 Cases; and
•	uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	the volatility of oil and gas prices;
•	decisions about capital investment to be made by oil and gas companies and other participants in the energy and natural resource industries, demand from which is the largest component of our revenues;
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

ITEM 1. BUSINESS

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

•	our ability to keep pace with rapid technological changes or innovations;
•	the risk that we may not be successful in updating and replacing current information technology and the risks associated with information technology systems interruptions and cybersecurity threats;
•	the risks associated with failures to protect data privacy in accordance with applicable legal requirements and contractual provisions binding upon us;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with negotiating divestitures of assets with third parties;
•	the risks associated with integrating acquired businesses;
•	the risks associated with forming and operating joint ventures, including exposure to joint and several liability for failures in performance by our co-venturers;
•	social, political and economic situations in countries where we do business;
•	the risks associated with our international operations, including risks relating to local content or similar requirements;
•	the consequences of significant changes in foreign currency and interest rate risks and our ability to manage or obtain adequate hedge arrangements for those or similar risks;
•	interference from adverse weather or sea conditions;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims and the extent of available insurance coverages;
•	our ability to obtain surety bonds, letters of credit and new financing arrangements;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

ITEM 1. BUSINESS

•	the aggregated risks retained in our captive insurance subsidiaries; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving several of our former subsidiaries.

We believe the items we have outlined above are important factors that could cause estimates in our consolidated financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail elsewhere in this report, including those mentioned under the caption “Risk Factors.” These factors are not necessarily all the factors that could affect us.  Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.  We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations.  We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Use of our Website to Distribute Material Company Information

In accordance with guidance provided by the SEC regarding use by a company of its website as a means to disclose material information to investors and to comply with its disclosure obligations under SEC Regulation FD, we hereby notify investors, the media and other interested parties that we intend to continue to use our website at www.mcdermott.com to publish important information about McDermott, including information that may be deemed material to investors. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of our website. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. We therefore encourage investors, the media, and other interested parties to review the information posted on our website as described above, in addition to information announced through our SEC filings, press releases and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

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

Risk Factors Relating to the Chapter 11 Cases

The Chapter 11 Cases may have a material adverse impact on our business, financial condition and results of operations.  In addition, the consummation of the Plan of Reorganization will result in the cancellation and discharge of our equity securities, including our common stock.

As previously disclosed, we engaged legal and financial advisors to assist us in evaluating potential alternatives available to us to reduce or restructure our significant outstanding indebtedness.  These efforts led to the execution of the RSA and the commencement of the Chapter 11 Cases on January 21, 2020.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition and results of operations.  So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors in possession also may make it more difficult to retain management and the key personnel necessary to the success of our business.  In addition, during the pendency of the Chapter 11 Cases, our customers, subcontractors and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us or require financial assurances from us.  Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.

Other significant risks include or relate to the following:

•	the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our stockholders;
•	Bankruptcy Court rulings in the Chapter 11 Cases, including with respect to our motions and third-party motions, as well as the outcome of other pending litigation;
•	our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•	our ability to maintain strategic control as debtor-in-possession during the pendency of the Chapter 11 Cases;
•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•	increased advisory costs during the pendency of the Chapter 11 Cases;
•	the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Chapter 11 Cases;
•	our ability to complete the Lummus Technology sale and financing contemplated by the Exit Facilities, and to satisfy all the other conditions to consummation of the Plan of Reorganization;
•	the potential adverse effects of the Chapter 11 Cases on our business, cash flows, liquidity, financial condition and results of operations;
•	the ultimate outcome of the Chapter 11 Cases in general;
•	the cancellation of our existing equity, including our outstanding shares of common stock, in the Chapter 11 Cases;
•	the potential material adverse effects of claims that are not discharged in the Chapter 11 Cases;
•	uncertainties regarding the reactions of our customers, subcontractors, prospective customers, suppliers and service providers to the Chapter 11 Cases;

ITEM 1A. RISK FACTORS

•	uncertainties regarding our ability to retain and motivate key personnel; and
•	uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we provide any assurance as to our ability to continue as a going concern.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, the Plan of Reorganization, if consummated, will materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary as a consequence of confirmation of the Plan of Reorganization.

Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

There can be no assurance that the Plan of Reorganization will become effective in accordance with its terms on the timeline we anticipate or at all.  Prolonged Chapter 11 proceedings could adversely affect our relationships with customers, subcontractors, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern.  A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan of Reorganization (or any other Chapter 11 plan).  If we are unable to consummate the Plan of Reorganization, we may be forced to liquidate our assets.

We are subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.

At the outset of the Chapter 11 Cases, the Bankruptcy Code provides debtors-in-possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court. All other parties are prohibited from filing or soliciting a plan of reorganization during this period. If the Bankruptcy Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 Cases, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of our exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases.

Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

All of our indebtedness is senior to the existing common stock in our capital structure.  The RSA and the Plan of Reorganization contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our common stock, will be entitled to no recovery.  Accordingly, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

ITEM 1A. RISK FACTORS

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the Lummus Technology sale, the financing contemplated by the Exit Facilities and other transactions contemplated by the Plan of Reorganization.  Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

The Plan of Reorganization may not become effective.

Even if the Plan of Reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control).  There can be no assurance that such conditions will be satisfied and, therefore, that the Plan of Reorganization will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by the Plan of Reorganization.  If the Effective Date is delayed, the Debtors may not have sufficient cash available to operate their businesses.  In that case, the Debtors may need new or additional post-petition financing, which may increase the cost of consummating the Plan of Reorganization.  There can be no assurance of the terms on which such financing may be available or if such financing will be available.  If the transactions contemplated by the Plan of Reorganization are not completed, it may become necessary to amend the Plan of Reorganization.  The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.

Even if the Plan of Reorganization or another Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.

Even if the Plan of Reorganization or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses.  Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under the Plan of Reorganization or any other Chapter 11 plan of reorganization will actually close.  As a result of these and other risks, we cannot guarantee that the Plan of Reorganization or any other Chapter 11 plan of reorganization will achieve our stated goals.  Furthermore, even if our debts are reduced or discharged through the Plan of Reorganization or any other plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases.  Our access to additional financing may be limited, if it is available at all.  Therefore, adequate funds may not be available when needed or may not be available on favorable terms.

Therefore, the Plan of Reorganization may not become effective and, thus, we cannot assure you of our ability to continue as a going concern.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing.  In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases.  We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases.  Although we entered into the DIP Credit Agreement providing for an aggregate principal amount of up to $2.81 billion pursuant to the DIP Facilities, in connection with the Chapter 11 Cases, we cannot assure you that such financing sources will be sufficient, that we will be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms).

Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (1) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (2) our ability to access credit under the DIP Facilities, (3) our ability to maintain adequate cash on hand, (4) our ability to generate cash flow from operations, (5) our ability to consummate the Plan of Reorganization or other alternative restructuring transaction, and (6) the cost, duration and outcome of the Chapter 11 Cases.

ITEM 1A. RISK FACTORS

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code.  In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.  We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan of Reorganization because of:  (1) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (2) additional administrative expenses involved in the appointment of a Chapter 7 trustee; and (3) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.

The consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 contain disclosures that express substantial doubt about our ability to continue as a going concern.

The consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern.  Such assumption may not be justified.  Our liquidity has been negatively impacted by the prolonged downturn in the offshore oil and gas market, losses incurred on several fixed-price, long-term EPCI contracts and  our substantial indebtedness and associated debt-related expenses.  As a result of these and other factors, we entered into the RSA and commenced the Chapter 11 cases.   The RSA and the Plan of Reorganization contemplate that our equity investors, including the holders of our common stock, will lose the entire value of their investment in our business.  The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common stock and have an adverse impact on our relationships with third parties with whom we do business, including our customers, subcontractors, suppliers and employees, and could have a material adverse impact on our business, financial condition and results of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements.  As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.  In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements.  We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets.  Our financial results after the application of fresh start accounting may be different from historical trends.

The actual results achieved during the periods covered by our recently issued projections will vary from those set forth in those projections, and such variations may be material.

In connection with the commencement of the Chapter 11 Cases, we were required to file with the SEC certain projections that we had previously provided to our lenders and others under confidentiality arrangements (the “Projections”).  Although we believe the Projections were made on a reasonable basis, no representation was or can be made regarding, and there can be no assurance as to, their attainability.  Our actual results achieved during the periods covered by the Projections will vary from those set forth in the Projections, and those variations may be material.  The Projections are dependent upon numerous assumptions with respect to commodity prices, development capital, operating expenses, backlog, availability and cost of capital and performance.  In addition, as disclosed elsewhere in this “Risk Factors” section, our business and operations are subject to substantial risks which increase the uncertainty inherent in the Projections.  Many of the facts disclosed in this “Risk Factors” section could cause actual results to differ materially from those projected in the Projections.  The Projections were not prepared with a view towards public disclosure or complying with the guidelines established by the American Institute of Certified Public Accountants or the SEC’s published guidelines regarding projections or forecasts.  Our independent public accountants did not examine, compile, review or perform any procedures with respect to the Projections, and, accordingly, assumed no responsibility for the Projections.  No independent expert reviewed the Projections on our behalf.  The Projections have not been included or incorporated by reference in this annual report on Form 10-K, and, except as may be required by applicable law, we do not intend to update or otherwise revise the Projections, even if any or all the underlying assumptions are not realized.

ITEM 1A. RISK FACTORS

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization pursuant to Chapter 11 discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization.  Except for the obligations relating to certain credit agreement indebtedness and the Senior Notes, as well as the existing equity interests in McDermott, no claims against the Debtors that arose prior to January 21, 2020 or before consummation of the Plan of Reorganization would be subject to compromise or discharge.  As a result, such claims that ultimately are not discharged pursuant to the Plan of Reorganization, including contingent claims, could be asserted against the reorganized entities and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post-reorganization basis.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may experience employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations.  Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on the implementation of incentive programs under the Bankruptcy Code.  The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Upon emergence from bankruptcy, the composition of our board of directors will change significantly.

The composition of our board of directors is expected to change significantly following the Chapter 11 Cases. Any new directors may have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine the future of our company. As a result, our future strategy and plans may differ materially from those of the past.

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $386 million.  In assessing the value of deferred tax assets as of December 31, 2019, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2019 for other deferred tax assets because of uncertainty regarding their ultimate realization.

We expect that a significant portion of our net operating loss carryforwards will be eliminated as a result of the cancellation of most of our debt pursuant to the Plan of Reorganization.  Furthermore, to the extent that any net operating loss carryforwards remain after the reorganization, our ability to use such net operating loss carryforwards could be significantly limited because the reorganization will constitute an “ownership change” as defined in Section 382 of the Internal Revenue Code.

ITEM 1A. RISK FACTORS

Risk Factors Relating to Our Operations

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

Prices for oil and natural gas have historically been, and we anticipate they will continue to be, extremely volatile and react to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries.  Material declines in oil and natural gas prices have affected, and will likely continue to affect, the demand for and pricing of our EPCI services.  In response to currently prevailing industry conditions, many oil and gas exploration and development companies and other energy companies have made significant reductions in their capital expenditure budgets over the past three years.  In particular, some of our customers have reduced their spending on exploration, development and production programs, new LNG import and export facilities and power plant projects.  Sustained lower relative oil prices have already adversely affected demand for our services, and even lower relative oil prices could, over a sustained period of time, have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Our results of operations and operating cash flows depend on us obtaining significant EPCI contracts, primarily from companies in the oil and gas exploration and development, petrochemical, natural resources and power industries.  The timing of or failure to obtain contracts, delays in awards of contracts, cancellations of contracts, delays in completion of contracts, or failure to obtain timely payments from our customers, could result in significant periodic fluctuations in our results of operations and operating cash flows.  In addition, many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer.  As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer.  Such expenditures could reduce our cash flows and necessitate borrowings under our credit agreements.  If customers do not proceed with the completion of significant projects or if significant defaults on customer payment obligations to us arise, or if we encounter disputes with customers involving such payment obligations, we may face difficulties in collecting payment of amounts due to us, including for costs we previously incurred.  In addition, some of our customers for large EPCI projects are project-specific entities that do not have significant assets other than their interests in the EPCI project, and it may be even more difficult to collect amounts owed to us by those customers if any of the problems or issues referred to above arise.  Our failure to collect amounts owed to us could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

ITEM 1A. RISK FACTORS

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

Performance problems relating to any significant existing or future contract arising as a result of any of these or other risks could cause our actual results of operations to differ materially from those we anticipate at the time we enter into the contract and could cause us to suffer damage to our reputation within our industry and our customer base. We believe that some of our current projects may incur losses, which may be material, over their lifetimes due to material cost overruns.  As a result, we may experience asset impairments and be required to establish reserves with respect to projects if and when cost overruns are expected, and our results of operations and financial condition could be materially adversely affected.

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

ITEM 1A. RISK FACTORS

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

We may be exposed to additional risks as we obtain significant new awards and execute our RPOs, including greater RPOs concentration in fewer projects, potential cost overruns and increasing requirements for letters of credit, each of which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

As we obtain significant new project awards and convert the RPOs into revenues, these projects may use larger sums of working capital than other projects and may be concentrated among a smaller number of customers.  If any significant projects currently included in our RPOs or awarded in the future were to have material cost overruns, or are significantly delayed, modified or canceled, and we are unable to replace the projects in our RPOs, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

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

The agreements that govern our indebtedness contain various affirmative and negative covenants that, subject to various exceptions, restrict our ability and the ability of certain of our subsidiaries to, among other things, incur indebtedness, allow our property to be subject to liens, make investments and acquisitions, make dividends and other distributions, change the nature of our business, transact business with affiliates, merge or consolidate and sell or convey our assets.  In addition, some of the agreements that govern the indebtedness contain covenants that require the maintenance of specified financial ratios.  Our ability and our subsidiaries’ ability to comply with those provisions may be affected by events beyond our control.  Failure to comply with our debt covenants could result in an event of default, which, if not cured or waived, could accelerate the applicable repayment obligations.

ITEM 1A. RISK FACTORS

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

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

The referendum was advisory, and the U.K. government served notice under Article 50 of the Treaty of the European Union in March 2017 to formally initiate the withdrawal process.  On October 18, 2019, the U.K. and the European Union agreed on a new withdrawal agreement which set January 31, 2020 as the date for the U.K.’s departure from the European Union and established a transition period during which European Union law will continue to apply until December 31, 2020.  The legislation implementing the withdrawal agreement into U.K. law was approved by the U.K. Parliament, and the U.K. formally departed on January 31, 2020, with a transitional regime coming into effect on February 1, 2020.  The agreement governing the terms of the U.K.’s future relationship with the European Union following the end of the transition period is yet to be negotiated.  It is uncertain whether any agreement will be reached by December 31, 2020 and whether the transition period will be extended beyond that date in order to allow more time for agreement.  For these reasons, there remains a possibility that there will be no agreement governing the U.K.’s future relationship with the European Union beyond December 31, 2020.

These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of the global financial markets and could also significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about applicable future laws, regulations or treaties governing the U.K.’s future relationship with the European Union, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that could apply to us and our subsidiaries, could increase our costs, restrict our access to capital within the U.K. and the European Union, depress economic activity and further decrease foreign direct investment in the U.K. For example, withdrawal from the European Union could, depending on the terms of the future relationship between the U.K. and the European Union, eliminate the benefit of certain tax-related European Union directives currently applicable to U.K.-tax-resident companies such as us, including the Parent-Subsidiary Directive and the Interest and Royalties Directive, which could, subject to any relief under an available tax treaty, raise our tax costs.

If the U.K. and the European Union are unable to agree on mutually acceptable terms (or if other European Union member states pursue withdrawal), barrier-free access between the U.K. and other European Union member states or within the European Economic Area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

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

ITEM 1A. RISK FACTORS

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

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these.  In addition, we design, engineer, procure, construct, install and provide services (including fabrication of pipe, tanks, platforms and other large, complex structures) for large industrial facilities in which system failure can be disastrous.  We may be subject to claims resulting from the subsequent operations of facilities we have designed, engineered, constructed or installed or for which we have provided other services.  Under some of our contracts, we must use customer-specified metals or processes for producing or fabricating items for our customers.  The failure of any of these metals or processes (whether or not customer-specified) could result in warranty claims against us for significant replacement or rework costs, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical.  Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions.  Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of or damage to a vessel), property losses from wind, flood and earthquake events, war and confiscation or seizure of property (including by act of piracy), acts of terrorism, strikes, riots, civil unrest and malicious damage, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability, such as errors and omissions coverage, coverage for costs incurred for investigations related to breaches of laws or regulations, the failure, misuse or unavailability of our information systems or security measures related to those systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control.  Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers.  When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer.  In addition, we may have difficulty enforcing our contractual rights with others following a material loss.  Insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject.  A successful claim for which we are not insured, for which we are underinsured or for which our contractual indemnity is insufficient could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

Our failure to successfully defend against claims made against us by customers, suppliers or subcontractors, or our failure to recover adequately on claims made by us against customers, suppliers or subcontractors, could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management.  We may encounter difficulties in design or engineering, equipment or supply delivery, schedule changes and other factors, some of which are beyond our control, that affect our ability to complete projects in accordance with the original delivery schedules or to meet other contractual performance obligations.  We occasionally bring claims against customers for additional costs exceeding contract prices or for amounts not included in original contract prices.  These types of claims may arise due to matters such

ITEM 1A. RISK FACTORS

as customer-caused delays or changes from the initial project scope, which may result in additional costs, both direct and indirect.  From time to time, claims are the subject of lengthy and expensive arbitration or litigation proceedings, and it is often difficult to accurately predict when those claims will be fully resolved.  When these types of events occur, and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the claims.  In addition, claims may be brought against us by customers in connection with our contracts.  Claims brought against us may include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the work and claims for cancelled projects.  The claims can involve actual damages, as well as contractually agreed-upon liquidated sums. Claims among us and our suppliers and subcontractors include claims similar to those described above.  These claims, if not resolved through negotiation, may also become subject to lengthy and expensive arbitration or litigation proceedings.  Claims among us, our customers, suppliers and subcontractors could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

In addition, we are from time to time involved in various litigation and other matters related to hazardous substances encountered in our business.  In particular, the numerous operating hazards inherent in our business increase the risk of toxic tort litigation relating to any and all consequences arising out of human exposure to hazardous substances, including, without limitation, current or past claims involving asbestos-related materials, formaldehyde, Cesium 137 (radiation), mercury and other hazardous substances, or related environmental damage.  As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures.  The outcome of such litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs.  If any of these disputes result in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

We depend on a relatively small number of customers.

We derive a significant amount of our revenues and profits from a relatively small number of customers in a given year.  Our significant customers include major integrated and national oil and gas exploration and development companies. Our inability to continue to perform substantial services for our large existing customers (whether due to our failure to satisfy their bid tender requirements, disappointing project performance, the adequacy of our sources of liquidity and credit capacity, changing political conditions and changing laws and policies affecting trade and investment, disagreements with respect to new (or potentially new) ventures or other business opportunities), or delays in collecting receivables from these customers, could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

We may not be able to compete successfully against current and future competitors.

The industry in which we operate is highly competitive and requires substantial resources and capital investment in equipment, technology and skilled personnel, as well as credit capacity. Several of our competitors have greater financial or other resources than we have.  Competition also places downward pressure on our contract prices and margins.  Intense competition is expected to continue in our markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins.  In particular, some of our competitors or potential competitors serving the offshore oil and gas exploration and development industry offer a broader range of SPS and SURF services than we provide and have been gaining success in marketing those services on an integrated or “packaged” basis to customers around the world.  Our operations may be adversely affected if our current competitors or new market entrants successfully offer SPS and SURF services on an integrated basis in a manner that we may be unable to match, even with our alliance and joint venture arrangements, or introduce new facility designs or improvements to engineering, procurement, construction or installation services.  If we are unable to meet these and other competitive challenges, we could lose market share to our competitors and experience reductions in our results of operations and cash flows.

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

ITEM 1A. RISK FACTORS

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and raise our operating costs.  Additionally, many of our customers require that we meet certain safety criteria to be eligible to bid for contracts, and our failure to maintain adequate safety standards could result in reduced profitability or lost project awards or customers.  Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

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

The use of these joint ventures exposes us to a number of risks, including the risk that our co-venturers may be unable or unwilling to provide their share of capital investment to fund the operations of the joint ventures or complete their obligations to us, the joint ventures or, ultimately, the customers.  Differences in opinions or views among co-venturers could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the applicable joint venture.  In addition, agreement terms may subject us to joint and several liability for our co-venturers, and the failure of our co-venturers to perform their obligations could impose additional performance and financial obligations on us.  For example, the contractual arrangements relating to our existing LNG projects provide for joint and several liability of the co-venturers for contractual liabilities to the applicable customers.  These factors could result in unanticipated costs to complete projects, liquidated damages or contract disputes, including claims against our co-venturers, any of which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

We conduct substantial operations through foreign subsidiaries and joint ventures. We do not fully control all of our joint ventures.  Even in those joint ventures that we fully control, we may be required to consider the interests of the other joint venture participants in connection with decisions concerning the operations of the joint ventures, which in our belief may not be as efficient or effective as in our wholly owned subsidiaries.  We may also be affected by the known or unknown actions or omissions of the joint venture and the other joint venture participants, to the extent that they affect the operations of the applicable joint venture.  We may experience difficulties relating to the assimilation of personnel, services and systems in the joint venture’s operations or the appropriate transfer of communications and data between us and the joint venture.  Any failure to efficiently and effectively operate a joint venture with the other joint venture participants may cause us to fail to realize the anticipated benefits of entering into the joint venture and could adversely affect our operating results for the joint venture.  Also, our foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their ability to transfer funds to us.  As a result, arrangements involving foreign subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities.  Additionally, complexities may arise from the termination of our ownership interests in foreign subsidiaries and joint ventures (whether through a sale of equity interests, dissolution, winding-up or otherwise).  Those complexities may include issues such as proper valuations of assets, provisions for resolution of trailing liabilities and other issues as to which we may not be aligned with other owners, participants, creditors, customers, governmental entities or other persons or entities that have relationships with such foreign subsidiaries and joint ventures.  Resolution of any such issues could give rise to unanticipated expenses or other cash outflows, the loss of potential new contracts or other adverse impacts on our business, any of which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

ITEM 1A. RISK FACTORS

Our international operations are subject to political, economic and other uncertainties.

We derive substantial revenues from international operations.  Our international operations are subject to political, economic and other uncertainties.  These include:

•	risks of war, terrorism, piracy and civil unrest;
•

public health threats, such as the coronavirus, Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, that could limit access to our facilities or offices or those of our customers, subcontractors or suppliers, impose travel restrictions on our personnel or otherwise adversely affect our operations or demand for our services;

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

We also may be particularly susceptible to regional conditions that may adversely affect our operations.  Our major marine construction vessels typically require relatively long periods of time to mobilize over long distances, which could affect our ability to withdraw them from areas of conflict.  Additionally, certain of our fabrication facilities are located in regions where conflicts may occur and limit or disrupt our operations.  Certain of our insurance coverages could also be cancelled by our insurers.  The impacts of these risks are very difficult to cost effectively mitigate or insure against and, in the event of a significant event impacting the operations of one or more of our fabrication facilities, we will very likely not be able to easily replicate the fabrication capacity needed to meet existing contractual commitments, given the time and cost involved in doing so.  Any failure by us to meet our material contractual commitments could give rise to loss of revenues, claims by customers and loss of future business opportunities, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, other applicable worldwide anti-corruption laws or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  These laws include the U.K. Bribery Act, which is broader in scope than the FCPA, as it contains no facilitating payments exception.  Additionally, in 1976 we entered into a Consent Decree with the SEC, which, among other things, forbids us from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies.  We and several of our joint ventures operate in some countries that international corruption monitoring groups have identified as having high levels of corruption.  Those activities create the risk of unauthorized payments or offers of payments by one of our employees, agents or representatives (or those of our joint ventures) that could be in violation of the FCPA or other applicable anti-corruption laws.  Our training program and policies mandate compliance with applicable anti-corruption laws and the 1976 Consent Decree.  Additionally, our global operations include the import and export of goods and technologies across international borders, which requires a robust compliance program.  Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees, agents or representatives (or those of our joint ventures).  If we or any of our joint ventures are found to be liable for violations of the FCPA, other applicable anti-corruption laws, other applicable laws and regulations or the 1976 Consent Decree (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), civil and criminal penalties or other sanctions could be imposed, and negative or derivative consequences could materialize, all of which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flows.

Governmental requirements relating to the protection of the environment, including those requirements relating to solid waste management, air quality, water quality, generation, storage, handling, treatment and disposal of waste materials and cleanup of contaminated sites, as well as laws and regulations relating to human health and safety, have had a substantial impact on our operations.  These requirements are complex and subject to frequent change as well as new restrictions.  For example, because of concerns that carbon dioxide, methane and certain other so-called “greenhouse gases” in the Earth’s atmosphere may produce climate changes that have significant adverse impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which adoption in areas where we conduct business could require us or our customers to incur added costs to comply, may result in delays in pursuit of regulated activities and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting the demand for our services.  Failure to comply with these requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of orders enjoining performance of some or all of our operations.  In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.  Such expenditures and liabilities could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

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

In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits, licenses or approvals.  Our inability to obtain, and to comply with, the permits, licenses and approvals required for our businesses could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

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

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel at a competitive cost, or decreased productivity of such personnel, could disrupt our operations and have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Our success depends on the continued active participation of our executive officers and key operating personnel.  The unexpected loss of the services of any one of these persons could adversely affect our operations and future operating results.  This may adversely affect our ability to attract and retain key personnel, which could adversely affect our performance.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results.  As such, our operations depend, to a considerable extent, on the continuing availability and productivity of such personnel.  If we should suffer any material loss of personnel to competitors, have decreased labor productivity of employed personnel for any reason, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected.  A significant increase in the wages or other compensation paid by other employers could result in a reduction in our workforce, increases in wage rates, or both.  Our industry has historically experienced high demand for the services of employees and escalating wage rates.  If any of these events occurred for a significant period of time, they could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

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

In order to achieve our business objectives, we rely heavily on information technology systems and other information technologies, many of which require regular upgrades or improvements and some of which are approaching the point at which they will need to be replaced in the near future.  The failure or interruption of these systems or technologies, or the potential implementation of replacements, particularly with respect to our existing key financial and human resources legacy systems, could have a material adverse effect on us.  Also, our implementation of new information technology systems or upgrades to existing systems may not result in improvements at the levels anticipated, or at all. In addition, the implementation of new information technology systems or upgrades to existing systems subjects us to inherent costs and risks, including potential disruptions in our business or in our internal control structure, substantial capital expenditures, the alteration, loss or corruption of data, demands on management time and other risks.  Any such disruptions or other effects, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Our operations are also subject to the risk of cyberattacks and security breaches. Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow.  In addition, a cyberattack or security breach of some of our systems could go undetected for extended periods of time.  As a result of a breach or failure of our computer systems or networks, or those of our customers, vendors or others with whom we do business, or a failure of any of those systems to protect against cybersecurity risks, our business operations could be materially interrupted.  In addition, any such breach or failure could result in the alteration, loss, theft or corruption of data or unauthorized release of confidential, proprietary or sensitive data concerning our company, business activities, employees, customers or vendors, as well as increased costs to prevent, respond to, or mitigate cybersecurity attacks.  These risks could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data privacy and protection.

The regulatory environment surrounding data privacy and protection is evolving and can be subject to significant change.  In addition, new laws and regulations relating to data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent legislation and regulations adopted in the various U.S. jurisdictions, pose complex compliance challenges and may result in increased costs, and any failure to comply with these laws and regulations (or contractual provisions requiring similar compliance) could result in negative publicity and significant penalties or other liabilities.  As noted above, we are also subject to the possibility of security and privacy breaches, some of which may result in a violation of these laws.  Additionally, if we acquire a company that has violated or is not in compliance with applicable data privacy and protection laws (or contractual provisions), we may experience similar adverse consequences.

ITEM 1A. RISK FACTORS

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

We recorded a significant amount of goodwill as a result of the Combination.  Subsequent to the Combination Date, we recorded  material charges resulting from the impairment of the acquired goodwill.  We could record additional material charges if all or a portion of the remaining goodwill became impaired in the future.

In accordance with Accounting Standards Codification Topic ASC 805, Business Combinations, we accounted for the Combination in accordance with the acquisition method of accounting for business combinations.  We recorded net tangible and identifiable intangible assets acquired and liabilities assumed from CB&I at their respective fair values as of the date of the closing of the Combination.  The excess of the purchase price over the fair value of the identifiable assets of CB&I was recorded as goodwill.

We are required to assess goodwill for impairment at least annually.  In conjunction with our 2018 and 2019 impairment assessments, we recorded charges of approximately $2.2 billion and $1.43 billion, respectively. If our remaining goodwill were to become impaired in the future, we may be required to incur additional material charges relating to such impairment.  Such a potential impairment charge could have a material adverse effect on our business, financial condition and results of operations. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

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

ITEM 1A. RISK FACTORS

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

Risk Factors Relating to Our Liquidity and Capital Resources and Financial Markets

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

ITEM 1A. RISK FACTORS

Maintaining adequate letter of credit and bonding capacity is necessary for us to successfully bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit to customers or enter into surety bond arrangements in favor of customers.  Those letters of credit and surety bond arrangements generally indemnify or protect customers against our failure to perform our obligations under the applicable contracts.  However, the terms of those letters of credit, including terms relating to the customer’s ability to draw upon the letter of credit and the amount of the letter of credit required, can vary significantly.  If a letter of credit or surety bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project.  We have limited capacity for letters of credit, and we rely substantially on bilateral letters of credit from various issuing banks in a number of foreign markets. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost.  Letters of credit, including through our bilateral arrangements (which are cancelable in the discretion of the issuing banks), may not continue to be available to us on reasonable terms.  Our inability to obtain adequate letters of credit and surety bonds and, as a result, to bid on new work could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.

It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021, when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop.  Substantial amounts of our outstanding borrowings bear interest at rates tied to LIBOR, and future indebtedness we incur (including pursuant to the Exit Facilities) may similarly bear interest at rates tied to LIBOR. The Exit Facilities are expected to include a mechanism to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any specific contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR.  If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest on borrowings under the Exit Facilities may bear interest at higher rates based on a prime rate until such amendment or other contractual alternative is established.  In addition, to the extent we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and we may incur losses as a result. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR.  Disruption in the financial market could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Foreign exchange risks and fluctuations may affect our profitability on certain projects.

We operate on a worldwide basis with substantial operations outside the U.S. that subject us to currency exchange risks.  In order to manage some of the risks associated with foreign currency exchange rates, we seek to enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts.  However, these instruments may not always be available to us and, even if available, may not always eliminate all currency risk exposure, in particular for our long-term contracts.  A disruption in the foreign currency markets, including the markets with respect to any particular currencies, could adversely affect our hedging instruments and subject us to additional currency risk exposure. We do not enter into derivative instruments for trading or other speculative purposes.  Our operational cash flows and cash balances may consist of different currencies at various points in time in order to execute our project contracts globally and meet transactional requirements.  Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to Our Common Stock

Our common stock has been delisted from the New York Stock Exchange.

On January 22, 2020, we received written notification from the NYSE that, as a result of the commencement of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, the NYSE commenced proceedings to delist our common stock from the NYSE and indefinitely suspended trading of our common stock. On February 6, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock. The delisting was effective 10 days after the Form 25 was filed.

Risks of trading in an over-the-counter market.

Since January 22, 2020, our common stock has been trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc., under the symbol “MDRIQ.”    Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.  In addition to those factors, the market for the outstanding shares of our common stock has been adversely affected by the provisions of the RSA and the Plan of Reorganization that contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to no recovery relating to those equity interests.  We can provide no assurance that our common stock will continue to trade on the OTC Pink Marketplace, whether broker-dealers will continue to provide public quotes of our common stock on that market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue to be provided on that market in the future.  See “— Risks Related to the Chapter 11 Cases — Trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Item 2.	PROPERTIES

Real Estate

The following table provides the segment name, location, and principal use of each of our significant properties at December 31, 2019 that we own or lease:

Business Segment and Location	Principal Use	Owned/Leased
NCSA
Altamira, Mexico	Administrative Office/Fabrication Facility	Owned/Leased
Charlotte, North Carolina	Operations and sales office	Leased
Clearfield, Utah	Fabrication facility	Leased
Clive, Iowa	Fabrication facility	Owned
El Dorado, Arkansas	Fabrication facility	Owned
Gulfport, Mississippi	Administrative Office/Fabrication Facility	Leased
Houston, Texas	Operations office, fabrication facility, warehouse and distribution facility	Owned/Leased
Houston, Texas	Engineering and operations office	Leased
Lake Charles, Louisiana	Fabrication facility	Leased
New Brunswick, New Jersey	Fabrication and distribution facility	Leased
Niagara-on-the-Lake, Canada	Engineering office	Leased
Plainfield, Illinois	Engineering and operations office	Owned/Leased
Walker, Louisiana	Administrative and operations office, fabrication facility and warehouse	Owned
Tyler, Texas (1)	Engineering and operations office	Leased
EARC
Brno, Czech Republic	Engineering office	Leased
London, England	Engineering and sales office	Leased
Moscow, Russia (1)	Administrative, operations and sales office	Leased
The Hague, The Netherlands (1)	Administrative, engineering, operations and sales office	Leased
Feltham, England	Engineering office	Leased
Maputo, Mozambique	Project engineering and sales office	Leased
MENA
Abu Dhabi, UAE	Operations office and fabrication facility	Owned/Leased
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Al Khobar, Saudi Arabia	Operations/Engineering/Administrative Office	Leased
Askar, Bahrain	Operations office and fabrication facility	Leased
Dammam, Saudi Arabia	Fabrication Facility	Leased
Jubail, Saudi Arabia	Operations Office	Leased
Doha, Qatar	Operations/Engineering/Administrative Office	Leased
Dubai, UAE (1)	Operations/Engineering/Fabrication Facility/Administrative Office	Leased
APAC
Batam Island, Indonesia	Fabrication Facility	Leased
Chennai, India	Engineering Office	Leased
Gurgaon, India (1)	Engineering Office	Leased
Kuala Lumpur, Malaysia	Operations/Engineering/Administrative Office	Leased
Kwinana, Australia	Operations/Engineering/Administrative Office	Owned
Perth, Australia	Operations and Administrative Office	Leased
Qingdao, China	Fabrication Facility	Leased
Sattahip, Thailand (1)	Operations office and fabrication facility	Leased
Technology
Beijing, China	Sales and operations office	Leased
Bloomfield, New Jersey	Administrative, engineering and operations office	Leased
Ludwigshafen, Germany	Research and development office	Leased
Mannheim, Germany	Engineering and operations office	Leased
Pasadena, Texas	Research and development office and manufacturing facility	Owned/Leased
The Woodlands, Texas	Administrative Office	Leased
Corporate
Houston, Texas (1)	Administrative Office	Leased

(1)	These offices also serve our Technology segment.

Fabrication Facility Utilization— During 2019, our actual fabrication facilities utilization was 15 million man-hours compared to 20 million of combined standard man-hours. The combined standard man-hours represent the expected annual utilization of our fabrication facilities.

ITEM 2. PROPERTIES

Saudi Aramco Long-Term Lease— In March 2019, pursuant to a Memorandum of Understanding signed between Saudi Aramco and McDermott in 2017, we signed an agreement to enter into a long-term land lease agreement with Saudi Aramco to establish a fabrication facility located within the new King Salman International Complex for Maritime Industries being developed by Saudi Aramco in Ras Al-Khair, Saudi Arabia. Construction activities are now in progress and the new facility is expected to be operational by 2022.

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

The following table sets forth certain information with respect to the major construction and multi-service vessels currently utilized to conduct our operations, including the reporting segments in which they were operating as of December 31, 2019:

Location and Vessel Name	Vessel Type	Year Entered Service/Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
NCSA
DB 50(1)(2)	Pipelay/Derrick	1988/2012	4,400	-
Intermac 650(2)	Launch/Cargo Barge	1980/2006	-	-
Amazon(1)(3)(5)	Multi-Service Vessel	2014	880	-

MENA
DB 27(2)	Pipelay/Derrick	1974/1984	2,400	60
DB 32(2)	Pipelay/Derrick	2010/2013	1,650	60
Thebaud Sea(1)(2)(6)	Multi-Service Vessel	1999/2010	55	-
Emerald Sea(1)(2)	Multi-Service Vessel	1996/2007	110	-

APAC
LV 108(1)(2)	Multi-Service Vessel	2014	440	-
DLV 2000(1)(2)	Multi-Service Vessel	2016	2,200	60
North Ocean 105(1)(3)(4)	Multi-Service Vessel	2012	440	16
North Ocean 102(1)(2)	Multi-Service Vessel	2009	275	-
DB 30(3)	Pipelay/Derrick	1975/1999	3,080	60

(1)	Vessel with dynamic positioning capability.
(2)	Vessels subject to mortgages securing our outstanding secured indebtedness and letter of credit obligations.
(3)	Vessels not subject to mortgages.
(4)

North Ocean 105 (“NO 105”) is currently subject to a mortgage securing indebtedness of the entity that owns that vessel. For further discussion see Note 13, Debt, to the accompanying Consolidated Financial Statements.

(5)	Leased vessel.
(6)

Thebaud Sea was no longer in service as of December 31, 2019 due to a strategic decision to scrap the vessel. See Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements, for impairment discussion.

As security for the indebtedness under our Credit Agreement, the Letter of Credit Agreement, the Superpriority Credit Agreement and the DIP Credit Agreement, we have pledged all of the capital stock of our subsidiaries that own the vessels that are mortgaged to secure that indebtedness.

During 2019, our actual offshore and subsea vessels utilization was 1,170 and 660 days, compared to 1,500 and 1,250 of combined standard days, respectively. The combined standard days is the expected annual utilization of our vessels.

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

For information, on the Chapter 11 Cases, see Item 1. “Business—Recent Developments—Restructuring Support Agreement and Chapter 11 Proceedings,” which information is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

General—On December 13, 2019, the NYSE notified us that we no longer satisfied the continued listing compliance standards of the NYSE Listed Company Manual because the average closing price of McDermott’s common stock, par value $1.00 per share, was below $1.00 over a 30 consecutive trading-day period that ended December 13, 2019.

On January 22, 2019, the NYSE notified us that, as a result of the commencement of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, the NYSE commenced proceedings to delist our common stock from the NYSE and indefinitely suspended trading of our common stock. On February 6, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock from the NYSE. The delisting was effective 10 days after the Form 25 was filed. As a result, trading in our common stock currently is available only in the over-the-counter market on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc., under the symbol “MDRIQ.”  Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange.  Over-the-counter market quotations may reflect inter-dealer prices, without any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 26, 2020, there were approximately 1,928 holders of record of shares of our common stock.

Dividends—We have not paid cash dividends on our common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend.

Effects of the Chapter 11 Cases on the Common Stock — The provisions of the RSA and the Plan of Reorganization contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to no recovery relating to those equity interests.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
	(In whole shares)
Equity compensation plans approved by security holders:			3,209,912
Stock options and stock appreciation rights (1)	316,517	$31.24
Other equity compensation awards (2)	5,248,641	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,565,158		3,209,912

(1)

As of December 31, 2019, there were approximately 316,517 shares of common stock reserved for issuance upon the exercise of outstanding options and stock appreciation rights. The weighted-average exercise price reflects only the weighted-average exercise price of stock options and stock appreciation rights outstanding.

(2)

As of December 31, 2019, there were approximately 5,248,641 securities reserved for issuance upon vesting of outstanding restricted stock units or performance units. Certain award agreements for the legacy McDermott awards of restricted stock units granted in 2017, 2018 and 2019, the performance units granted in 2017 (which have since been converted to restricted stock units) and the performance units granted in 2018 and 2019 provide that the awards may be settled in shares, cash equal to the fair market value of the shares otherwise deliverable on the vesting date, or any combination thereof in the sole discretion of the Compensation Committee.  There is no exercise price associated with the awards of restricted stock units or performance units. The award agreements for the legacy CB&I awards of restricted stock units outstanding may only be settled in shares of common stock.

The provisions of the RSA and the Plan of Reorganization contemplate that securities to be issued as part of equity compensation plans will be cancelled and discharged in connection with the Chapter 11 Cases.

ITEM 6. SELECTED FINANCIAL DATA

Corporate Performance Graph

The following graph provides a comparison of our five-year, cumulative total stockholder return(1) from December 2014 through December 2019 to the return of S&P 500 and our 2019 peer group. Our peer group consists of companies utilized for executive compensation benchmarking. All companies from the 2019 peer group were also included in the 2018 peer group.

(1)	Total stockholder return assuming $100 invested on December 31, 2014 and reinvestment of dividends on daily basis.

The 2019 peer group was comprised of the following companies:

● AECOM	●	Mastec, Inc.

● Dover Corporation	●	National Oilwell Varco, Inc.

● Fluor Corporation	●	Parker-Hannifin Corporation

● EMCOR Group, Inc.	●	Quanta Services, Inc.

● Ingersoll-Rand plc	●	Stanley Black & Decker, Inc.

● Jacobs Engineering Group Inc.	●	Weatherford International plc

● KBR, Inc.

ITEM 6. SELECTED FINANCIAL DATA

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data was derived from our Consolidated Financial Statements. This data should be read in conjunction with the accompanying Consolidated Financial Statements, and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2019	2018 (1)	2017	2016	2015
	(Dollars in millions, except for per share amounts)
Statement of Operations Data:
Revenues	$8,431	$6,705	$2,985	$2,636	$3,070
Project intangibles and inventory related amortization (2)	34	83	-	-	-
Other intangibles amortization (3)	87	62	-	-	-
Transaction costs (4)	57	48	9	-	-
Restructuring and integration costs (5)	114	134	-	11	41
Goodwill impairment (6)	1,430	2,168	-	-	-
Intangible assets impairment (7)	162	-	-	-	-
Other asset impairment (8)	18	58	1	55	7

Operating (loss) income	(2,082)	(2,256)	307	138	121

Net (loss) income	(2,884)	(2,678)	178	36	(9)
Less: net income (loss) attributable to noncontrolling interest	25	9	(1)	2	9
Net (loss) income attributable to McDermott	(2,909)	(2,687)	179	34	(18)
Dividends on redeemable preferred stock (9)	(44)	(3)	-	-	-
Accretion of redeemable preferred stock (10)	(16)	(1)	-	-	-
Net (loss) income attributable to common stockholders	$(2,969)	$(2,691)	$179	$34	$(18)

Net (loss) income per share attributable to common stockholders
Basic	$(16.31)	$(17.94)	$1.97	$0.43	$(0.23)
Diluted	$(16.31)	$(17.94)	$1.88	$0.36	$(0.23)

Other Data:
Cash and cash equivalents	$800	$520	$390	$596	$665
Total assets	8,737	9,440	3,223	3,222	3,387
Current debt (11)	5,107	30	24	48	24
Long-term debt	-	3,393	512	701	815
Long-term lease obligations	304	66	1	2	2
Redeemable preferred stock	290	230	-	-	-
Total stockholders' equity	(2,143)	823	1,789	1,595	1,547
Total cash (used in) provided by operating activities	(976)	(71)	136	178	55
RPO (12)	18,638	10,913	3,901	4,322	4,231
New awards	16,150	5,649	2,564	2,726	3,701
Number of employees:
Salaried	14,400	14,600	5,000	7,800	6,400
Hourly and craft	28,200	17,300	10,000	5,200	4,700

(1)

Results for 2018 reflect impacts of the Combination from the Combination Date. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results,” for further discussion and quantification of impacts of the Combination on 2018 results.

(2)

Represents amortization of fair value adjustments for RPOs acquired in the Combination and normalized profit margin fair value associated with acquired long-term contracts that were deemed to be lower than market value as of the Combination Date. Also included is amortization associated with fair value adjustments to inventory balances acquired in the Combination.

ITEM 6. SELECTED FINANCIAL DATA

(3)

Represents amortization of other intangible assets acquired in the Combination. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

(4)

2019—primarily relates to legal and professional fees associated with the sale processes for the pipe fabrication business and the Lummus Technology business and the now-terminated effort to sell our industrial storage tanks business, as well as professional and other fees associated with the Chapter 11 Cases.

2018—primarily relates to professional service fees (including audit, legal and advisory services) associated with the Combination. See Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion.

(5)	Primarily relates to costs to achieve our profitability initiatives. See Note 12, Restructuring and Integration Costs, to the accompanying Consolidated Financial Statements for further discussion.
(6)

Represents impairment of goodwill resulting from our impairment assessment. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

(7)

Represents impairment of intangible assets, primarily in our NCSA segment. See Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

(8)

During 2019 and 2018 we recorded charges associated with the impairment of certain marine assets within our Corporate operating group due to changes in their level of planned utilization. See Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements for further discussion.

(9)

Represents dividends on shares of 12% Redeemable Preferred Stock we issued on November 29, 2018.  See Note 21, Redeemable Preferred Stock, to the accompanying Consolidated Financial Statements for further discussion.

(10)	Represents accretion of the 12% Redeemable Preferred Stock. See Note 21, Redeemable Preferred Stock, to the accompanying Consolidated Financial Statements for further discussion.
(11)

As of December 31, 2019, current debt included $801 million of revolving credit facility indebtedness. As a result of the debt covenant compliance matters and substantial doubt regarding our ability to continue as a going concern, we determined that the classification of all of our long-term debt obligations, including finance lease obligations, was current as of December 31, 2019. See Note 13, Debt, to the accompanying Consolidated Financial Statements, for further discussion.

(12)

Represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Remaining Performance Obligations,” and Note 5, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018.  Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Company Overview

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

On May 10, 2018 (the “Combination Date”), we completed our combination with Chicago Bridge & Iron Company N.V. (“CB&I”) through a series of transactions (the “Combination”) (see Note 3, Business Combination, to the accompanying Consolidated Financial Statements for further discussion). Since we completed the Combination, we have incurred losses on several projects (the “Focus Projects”) that were undertaken by CB&I and its subsidiaries, in amounts that have substantially exceeded the amounts estimated by CB&I prior to the Combination and by us subsequent to the Combination.  Two of those projects, the Cameron LNG export facility project in Hackberry, Louisiana and the Freeport LNG export facility project in Freeport, Texas, remain ongoing.  These projects have used substantial amounts of cash in each of the periods following completion of the Combination.  The usage of cash on these projects, coupled with the substantial amounts of letters of credit and procurement funding needed to secure and commence work on new contracts reflected in our near-record level of backlog, which was $18.6 billion as of December 31, 2019, has strained our liquidity and capital resources. As a result of these and other factors, we determined in September 2019 that there was a significant level of uncertainty as to whether we would be in compliance with several financial covenants in the second half of 2019, such as the leverage ratio and fixed charge coverage ratio covenants under the Credit Agreement and the Letter of Credit Agreement (each as defined and described in Note 13, Debt). In the absence of appropriate amendments or waivers, our failure to remain in compliance with these financial covenants would have triggered an event of default under the Credit Agreement and the Letter of Credit Agreement and a potential cross default under the Senior Notes Indenture (as defined and described in Note 13, Debt).

As a result of the uncertainty described above and our ongoing liquidity requirements, as of December 31, 2019, we had taken the actions described below.

•	We retained legal and financial advisors to help us evaluate strategic and capital structure alternatives.
•	We appointed a Chief Transformation Officer to report to McDermott’s CEO and the Board of Directors of McDermott.
•	We announced the commencement of a process to explore strategic alternatives for our Technology segment.
•

On October 21, 2019, we entered into a superpriority senior secured credit facility (the “Superpriority Credit Agreement”) which provided for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”). Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital (“Tranche A”), comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

On October 21, 2019, we entered into the Credit Agreement Amendment and the LC Agreement Amendment (each as defined and described in Note 13, Debt), which, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant under the Credit Agreement (each as defined and described in Note 13, Debt) for each fiscal quarter through December 31, 2021 and also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement.

•

We entered into consent and waiver agreements with holders of our 12% Redeemable Preferred Stock on October 21, 2019 and December 1, 2019, respectively, to: (1) permit us to enter into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment; and (2) allow for the incurrence of additional indebtedness under the Superpriority Credit Agreement.

•

Our applicable subsidiaries elected not to make the payment, when due, of approximately $69 million in interest due on their 10.625% senior notes due 2024 (the “Senior Notes”) on November 1, 2019. As a result of the non-payment, a 30-day grace period following non-payment of the interest commenced.

•

On December 1, 2019, we entered into Credit Agreement Amendment No. 2 and the LC Agreement Amendment No. 2 (each as defined and described in Note 13, Debt), which amended, among other things, the events of default under the Credit Agreement to provide that, for so long as the Forbearance Agreement (as defined below) was in effect and the Senior Notes (as defined below) were not accelerated, the failure to make the payment of $69 million of interest (the “Interest Payment”) on the Senior Notes would not constitute an event of default.

•

On December 1, 2019, we entered into a forbearance agreement with holders of over 35% of the Senior Notes (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, holders of over 35% of the Senior Notes agreed to forbear from exercising any rights related to the interest payment due on November 1, 2019, subject to certain conditions. The forbearance period extended through January 15, 2020 and was subject to further extension by a majority of the holders who were party to the Forbearance Agreement.

•

On December 1, 2019, we entered into Amendment No. 1 to the Superpriority Credit Agreement (the “Superpriority Amendment”), which amended the Superpriority Credit Agreement to, among other things: (1) waive certain conditions precedent to the Tranche B funding to facilitate such funding; (2) provide for the acknowledgement and consent by the lenders under the Superpriority Credit Agreement of our compliance with required business plan milestones; and (3) modify the cross-default provisions contained in the Superpriority Credit Agreement related to the failure to pay interest on the Senior Notes.

•

On December 4, 2019, we were provided access to $350 million of capital (“Tranche B”) under the Superpriority Credit Agreement, comprised of $250 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility. Prior to the funding of Tranche B, we issued approximately 11 million shares of our common stock, 0.09 million of Series B Warrants (that entitle each holder to purchase one share of our common stock at a purchase price of $0.01 per share) and 0.56 million shares of a newly designated series of preferred stock, Series A Preferred Stock, to certain of the lenders under the terms of the Superpriority Credit Agreement, in accordance with the terms of the Superpriority Credit Agreement.

Ultimately, subsequent to December 31, 2019, we concluded, even after taking the actions described above, we would not have sufficient liquidity to satisfy our debt service obligations and meet other financial obligations as they came due. We concluded that a reduction in our long-term debt and cash interest obligations was required to improve our financial position and flexibility.

Recent Developments

Restructuring Support Agreement and Chapter 11 Proceedings

On January 21, 2020 (the “Petition Date”), McDermott and certain of its subsidiaries (collectively, the “Debtors”): (1) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with certain of their lenders, letter of credit issuers and holders of the Senior Notes  issued by certain of the Debtors and guaranteed by McDermott and certain of the other Debtors (such lenders, letter of credit issuers and holders of the Senior Notes are referred to below as the “Consenting Parties”); and (2) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue a Joint Prepackaged Chapter 11 Plan of Reorganization of the Debtors (as proposed pursuant to the RSA, the “Plan of Reorganization”).  At the time of filing the Chapter 11 cases (the “Chapter 11 Cases”), the Debtors had the support of more than two-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

thirds of all of their funded debt creditors for the RSA. The Chapter 11 Cases are being jointly administered under the caption In re McDermott International, Inc., Case No. 20-30336. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates have provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,067 million under a term loan facility consisting of (a) a $550 million tranche that was made available at closing, (b)  a $650 million tranche that was made available upon entry of the Final DIP Order (as defined in the RSA), (c) a $823 million tranche consisting of the principal amount of term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and accrued interest and fees related to term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and the New LC Facility under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing, (b) $243 million that was made available upon entry of the Final DIP Order and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”).  The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020.We intend to use proceeds of the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4)  fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

In addition to the DIP Facilities, the RSA contemplates that, on the Effective Date, the Debtors will (1) conduct the Rights Offering (as defined and described under “–Liquidity and Capital Resources”) and (2) enter into the “Exit Facilities (as defined and described under “–Liquidity and Capital Resources”). Accordingly, consummation of the Plan of Reorganization will require that the Debtors meet all of the conditions to completion of the Exit Facilities.

The Plan of Reorganization, which remains subject to the approval of the Bankruptcy Court, provides that, among other things, on the effective date of the Plan of Reorganization (the “Effective Date”):

•

holders of claims arising under the DIP Credit Agreement shall be paid in full, in cash, on the Effective Date, funded from the proceeds of the Lummus Technology sale or, to the extent not paid in full from the proceeds of the Lummus Technology sale:

•

holders of claims arising under the DIP Term Loans (as defined in the Plan of Reorganization) other than the Make Whole Amount (as defined in the Plan of Reorganization) shall receive cash on hand and proceeds from the Exit Facilities;

•

holders of claims arising under the DIP Term Loans constituting the Make Whole Amount shall receive their respective pro rata shares of the term loans arising under the Make Whole Tranche (as defined in the Plan of Reorganization); and

•

holders of claims arising under drawn DIP Letters of Credit (as defined in the Plan of Reorganization) that have not been reimbursed in full in cash as of the Effective Date shall receive payment in full in cash.

•

holders of DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization) shall receive participation in the Cash Secured Exit Facility (as defined in the RSA) in amounts equal to their respective DIP Cash Secured Letter of Credit Claims (as defined in the Plan of Reorganization; provided that any such cash collateral in the DIP Cash Secured LC Account (as defined in the DIP Credit Facility Term Sheet) shall collateralize the Cash Secured LC Exit Facility);

•

holders of claims arising under the DIP Letters of Credit (other than the DIP Cash Secured Letters of Credit) shall receive participation in the Super Senior Exit Facility in amounts equal to their respective DIP Letter of Credit Facility commitments;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

holders of claims arising under the (1) 2021 LC Facility (as defined in the Plan of Reorganization), (2) the 2023 LC Facility (as defined in the Plan of Reorganization), (3) the Revolving Credit Facility (as defined in the Plan of Reorganization) and (4) the Lloyds’ LC Facility (as defined in the Plan of Reorganization) shall receive participation rights in the Roll-Off LC Exit Facility (as defined in the Plan of Reorganization) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization), depending upon the nature of such claims;

•

holders of claims arising under the Term Loan Facility and Credit Agreement Hedging Claims (as defined in the Plan of Reorganization) other than hedging obligations rolled into the DIP Facilities and the Exit Facilities, will receive pro rata shares of the Secured Creditor Funded Debt Distribution;

•

holders of claims arising under the Senior Notes will receive their pro rata shares of (a) 6% of the new common equity interests in the reorganized McDermott (the “New Common Stock”), plus additional shares of New Common Stock as a result of the Prepetition Funded Secured Claims Excess Cash Adjustment (as defined in the Plan of Reorganization), subject to dilution on account of the New Warrants and a new Management Incentive Plan (each as defined in the RSA); and (b) the New Warrants;

•	holders of general unsecured claims shall either (1) have their claims reinstated or (2) be paid in full in cash;
•

each existing equity interest in any of the Debtors other than McDermott shall be reinstated or cancelled, released and extinguished without any distribution at the Debtors’ election and with the consent of the Required Consenting Lenders (as defined in the Plan of Reorganization); and

•	each existing equity interest in McDermott will be cancelled, released and extinguished without any distribution.

The deadline to vote on the Plan of Reorganization was February 19, 2020, and the results of that voting continued to reflect the support of more than two-thirds of all the Debtors’ funded debt creditors. The Bankruptcy Court has set March 12, 2020 as the date for the hearing on confirmation of the Plan of Reorganization.

The RSA contains certain covenants on the part of the Debtors and the Consenting Parties, including that the Consenting Parties, among other things, (1) vote in favor of the Plan of Reorganization in the Chapter 11 Cases and (2) otherwise support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan of Reorganization and consummation of the Debtors’ restructuring in accordance with the RSA. The RSA further provides that the Consenting Parties shall have the right, but not the obligation, to terminate the RSA upon the occurrence of certain events, including the failure of the Debtors to achieve certain milestones.

The RSA also contemplates that, on or prior to the Effective Date, we will complete the Lummus Technology sale.  In order to pursue the satisfaction of that requirement, we have entered into a Share and Asset Purchase Agreement (the “SAPA”) with a “stalking horse” bidder.  The Lummus Technology sale will be subject to the approval of the Bankruptcy Court.  Under the terms of the SAPA, the stalking horse bidder has agreed, absent any higher or otherwise better bid, to acquire the Lummus Technology business from us for a purchase price of $2.725 billion, subject to certain adjustments.  If we receive any bids that are higher or otherwise better than the terms reflected in the SAPA, we expect to conduct an auction for the Lummus Technology business on March 9, 2020.  If we consummate an alternative sale of the Lummus Technology business to any person other than the stalking horse bidder, we would be required to pay to the stalking horse bidder a break-up fee equal to 3% of the purchase price and reimburse certain expenses associated with the negotiation, drafting and execution of the SAPA. On February 24, 2020, the Bankruptcy Court approved the selection of the stalking horse bidder and the contractual protections provided to that bidder described above, as well as the bidding procedures for the ultimate sale process.

The foregoing descriptions of the RSA, the Plan of Reorganization, the DIP Facilities and the SAPA are not complete and are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed as exhibits to this report.

Debtor-in-Possession Financing

As described above, in connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided us with superpriority debtor-in-possession financing pursuant to the DIP Credit Agreement. All loans outstanding under the DIP Term Facility bear interest at an adjusted LIBOR rate plus 9.00% per annum. All undrawn letters of credit under the DIP LC Facility (other than cash secured letters of credit) bear interest at a rate of 9.00% per annum. During the continuance of an event of default, the outstanding amounts under the DIP Facilities would bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The lenders under the DIP Facility, Crédit Agricole Corporate and Investment Bank (“CACIB”), as collateral agent and revolving administrative agent under the DIP Facilities, and Barclays Bank PLC (“Barclays”), as term loan administrative agent under the DIP Term Facility, subject to the Carve-Out (as defined below) and the terms of the Interim DIP Order (as defined in the RSA), at all times: (1) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (2) have a first priority lien on substantially all assets of the Debtors; (3) have a junior lien on any assets of the Debtors subject to a valid, perfected and non-avoidable lien as of the Petition Date, other than such liens securing the obligations under the Credit Agreement, the Superpriority Credit Agreement, the Lloyds’ LC Facility and the 2021 LC Facility; and (4) have a first priority pledge of 100% of the stock and other equity interests in each of McDermott’s direct and indirect subsidiaries. The Debtors’ obligations to the DIP Lenders and the liens and superpriority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Facilities are subject to certain affirmative and negative covenants, including, among other covenants we believe to be customary in debtor-in-possession financings, reporting by the Debtors in the form of a budget and rolling 13-week cash flow forecasts, together with a reasonably detailed written explanation of all material variances from the budget.

Debtor-in-Possession Financial Covenants Covenants—The DIP Facilities include the following financial covenants:

•

as of any Variance Testing Date (as defined in the DIP Facilities), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the DIP Facilities) by more than 15%, (ii) our aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period, and (iii) our aggregate cumulative actual vendor disbursements and JV infusions with respect to the Specified Projects (as defined in the DIP Facilities) to exceed the projected amount therefore set forth in the most recently delivered Approved Budget by more than 15% for such variance testing period and for each week within such variance testing period by more than (x) 20% with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period

•

beginning with the fiscal quarter ended June 30, 2020, our adjusted EBITDA (as defined in the DIP Facilities) for the most recently ended four fiscal quarter period for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

Test Period End Date	Adjusted EBITDA (In millions)
June 30, 2020	230
September 30, 2020	410
December 31, 2020	640

•

beginning with the fiscal quarter ended December 31, 2019, the Project Charges (as defined in the DIP Facilities) for the most recently ended fiscal quarter for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be more than the maximum amount set for the below as set forth opposite such ended fiscal quarter:

Test Period End Date	Maximum Project Charges (In millions)
December 31, 2019	260
March 31, 2019	50
June 30, 2020	50
September 30, 2020	40
December 31, 2020	30

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2019, we were in compliance with our maximum project charges covenant under the DIP Facilities.

The DIP Facilities contain certain events of default we believe to be customary in debtor-in-possession financings, including: (1) conversion of the Chapter 11 Cases to a Chapter 7 case; (2) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (3) the final order not being entered by the Bankruptcy Court within 30 days of the interim order relating to the DIP Facilities.

The DIP Facilities will mature on the earliest of (1) nine months after the Petition Date, which date shall be extended automatically by an additional 90 days if certain conditions are satisfied, (2) the Effective Date and (3) the date of acceleration of the obligations under the DIP Facilities following an event of default.

On January 23, 2020, we received $550 million, before reduction for related fees and expenses of $87 million, under the DIP Term Facility, and $300 million of letter of credit capacity under the DIP LC Facility. On February 26, 2020, we received $650 million (related fees and expenses were immaterial), under the DIP Term Facility, and $243 million of letter of credit capacity under the DIP LC Facility.

Going Concern and Financial Reporting in Reorganization

Our commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles which contemplate the continuation of the Company as a going concern. See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements and Item 1A. Risk Factors for additional information regarding our debt instruments and bankruptcy proceedings under Chapter 11.

Delisting of our Common Stock from the New York Stock Exchange

Our common stock was previously listed on the New York Stock Exchange (the “NYSE”) under the symbol “MDR.” As a result of our failure to satisfy the continued listing requirements of the NYSE, on January 22, 2020, our common stock ceased to trade on the NYSE. Since January 23, 2020, our common stock has been quoted on the OTC Pink marketplace maintained by the OTC Markets Group, Inc. (“OTC Pink”) under the symbol “MDRIQ.” On February 6, 2020, the NYSE filed a Form 25 with the SEC to delist our common stock from the NYSE. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will become effective 90 days after the filing date of the Form 25.

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

•

NCSA—Our NCSA segment designs, engineers and constructs upstream offshore oil and gas facilities, downstream oil & gas facilities and pipelines, gas-fired power plants, LNG import and export terminals, atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities and performs pipe and module fabrication. Our December 31, 2019 RPOs composition by product offering was 55% LNG, 32% Downstream, 10% Offshore & Subsea and 3% Power. We anticipate the majority of future opportunities over the intermediate term are likely to be in the U.S. LNG and petrochemical markets. Our December 31, 2019 RPOs distribution for this segment by contracting type was approximately 90% fixed-price and hybrid and 10% cost-reimbursable and other.

•

EARC―Our EARC segment designs, engineers and constructs upstream offshore oil and gas facilities, downstream oil and gas facilities and pipelines, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our December 31, 2019 RPOs composition by product offering was 70% LNG, 20% Offshore & Subsea and 10% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the downstream oil & gas markets in Russia and upstream and LNG projects in Africa.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

MENA―Our MENA segment designs, engineers and constructs upstream and downstream offshore oil and gas facilities and pipelines, hydrocarbon processing facilities, atmospheric and refrigerated storage vessels and terminals, and performs pipe fabrication and manufacturing. Our December 31, 2019 RPOs composition by product offering was 93% Offshore & Subsea and 7% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Middle East offshore market.

•

APAC—Our APAC segment designs, engineers and constructs upstream offshore oil and gas facilities and pipelines, refining and petrochemical facilities, hydrocarbon processing facilities, LNG import and export terminals and atmospheric and refrigerated storage vessels and terminals. Our December 31, 2019 RPOs composition by product offering was 97% Offshore & Subsea and 3% Downstream, which was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in India and Australia.

•

Technology―Our Technology segment is a leading technology licensor of proprietary gas processing, refining, petrochemical and coal gasification technologies as well as a supplier of proprietary catalysts, equipment and related engineering services. These technologies are critical in the refining of crude oil into gasoline, diesel, jet fuel and lubes, the manufacturing of petrochemicals and polymers, as well as the gasification of coal into syngas. The Technology segment also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. Our December 31, 2019 RPOs composition for this segment was 100% Downstream and primarily comprised of fixed-price contracts.

Subsequent to December 31, 2019, we entered into the SAPA, providing for the sale of the equity interests in our subsidiaries that conduct our Technology business. See “Restructuring Support Agreement and Chapter 11 Proceedings” above.

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2019 was $124 million and included $45 million related to the Cameron LNG project. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico for Pemex (“Line 1 and Line 10”), Asheville power plant project for a unit of Duke Energy Corp. and pipeline design and EPCI project for Rota 3 gas export system in Brazil (“Rota 3 pipeline project”) were also determined to be in substantial loss positions as of December 31, 2019, as discussed further below. The Abkatun-A2 project was substantially completed as of December 31, 2019.

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

Summary information for our significant ongoing loss projects as of December 31, 2019 is as follows:

Cameron LNG―At December 31, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 87% complete on a post-Combination basis (approximately 96% on a cumulative basis) and had an accrued provision for estimated losses of approximately $45 million. During 2019, we recognized approximately $180 million of increases in cost estimates on this project, primarily resulting from poor labor productivity and increases in construction and subcontractor costs. The impact of this charge was offset by recognition in 2019 of $200 million of incentives related to the projected achievement of progress milestones.

Freeport LNG―At December 31, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 97% complete on a post-Combination basis (approximately 99% on a cumulative basis) and had an accrued provision for estimated losses of approximately $8 million. During 2019, the project was negatively impacted by $127 million of increases in cost estimates, primarily resulting from increases in construction and subcontractor costs. During 2019, we also recognized approximately $5 million of incentive revenues on this project.

During 2019, Freeport LNG Train 3 was negatively impacted by $8 million of changes in cost estimates and remained in the profitable position as of December 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2019, the Freeport LNG project, as a whole, had an overall negative $130 million impact on operating margin.

Rota 3 pipeline project―As of December 31, 2019, our project in Brazil involving the design and detailed engineering, procurement, construction and installation of a rigid concrete coated gas pipeline export system (being performed by our NCSA operating group) was approximately 66% complete and had an accrued provision for estimated losses of approximately $26 million. During the third and fourth quarters of 2019, the project was negatively impacted by charges of $78 million, primarily due to changes in cost estimates and additional charges associated with equipment downtime. The project is expected to be completed in the second quarter of 2020.

Asheville power plant project―As of December 31, 2019, our power project located in Arden, North Carolina (being performed by our NCSA operating group) was approximately 98% complete and had an accrued provision for estimated losses of approximately $1 million. During 2019, the project was negatively impacted by charges of $97 million, net, primarily due to increases in labor and subcontractor costs, partially offset by a settlement of a claim. The project is expected to be completed in the first quarter of 2020.

Line 1 and Line 10―As of December 31, 2019, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 99% complete and had an accrued provision for estimated losses of approximately $1 million. During 2019, the project was negatively impacted by $32 million of changes in cost estimates associated with unexpected schedule extensions, resulting in additional vessel and labor costs. The project is expected to be completed in the first quarter of 2020.

Goodwill Impairment

During the third quarter of 2019, we experienced significant and sustained deterioration in our enterprise market capitalization due to a decline in the trading price of our common stock. In addition, during the third quarter of 2019, we recognized incremental unfavorable changes in cost estimates to complete the Cameron and Freeport LNG projects (see Note 5, Revenue Recognition, and Note 6, Project Changes in Estimates, to the accompanying Consolidated Financial Statements), which resulted in a deterioration in our future cash flow expectations and an increase in our associated risk assumptions. As a result of these triggering events and circumstances, we determined that it was more likely than not that the fair values of our reporting units were below their respective carrying values. Accordingly, we performed an interim quantitative impairment assessment as of August 31, 2019 on our NCSA, EARC, MENA and Technology reporting units. Based on our assessments, goodwill for our NCSA reporting unit was fully impaired, and goodwill for our EARC reporting unit was partially impaired by $259 million. We determined the goodwill associated with our MENA and Technology reporting units was not impaired, as the fair value of each such reporting unit exceeded its net book value by more than 96% and 28%, respectively.

During the fourth quarter of 2019, we identified additional indicators of impairment related to the goodwill allocated to our EARC reporting unit, primarily driven by further deterioration in the reporting unit’s actual financial performance during 2019, reduced attributable cash flows reflected in our 2020 management budget and an increase in our discount rate assumption from 33.5% to 35.5%, resulting in further impairment of EARC goodwill by $60 million.

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

Review of Business Portfolio and Strategic Transactions

We performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business were non-core for purposes of our vertically integrated offering model. This review initially identified our pipe fabrication and industrial storage tank businesses as non-core. We completed the sale of Alloy Piping Products LLC (“APP”), a portion of the pipe fabrication business, during the second quarter of 2019.  We are continuing to pursue the sale of the remaining portion of the pipe fabrication business. In the third quarter of 2019, we terminated the sales process for our industrial storage tank business, as we concluded that the net cash proceeds from the sale, if completed, would likely be significantly below initial expectations.

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

Our RPOs by business segment as of December 31, 2019 and 2018 were as follows:

	December 31, 2019 (1)		December 31, 2018		Change (2)
	(Dollars in millions)
NCSA	$7,070	38%	$5,649	52%	$1,421	25%
EARC	3,415	18%	1,378	12%	2,037	148%
MENA	6,047	33%	1,834	17%	4,213	230%
APAC	1,487	8%	1,420	13%	67	5%
Technology	619	3%	632	6%	(13)	-2%
Total	$18,638	100%	$10,913	100%	$7,725	71%

(1)	Approximately 66% of our RPOs as of December 31, 2019 were derived from projects outside the United States.
(2)	Our RPOs increased by $7.7 billion from December 31, 2018 due to new awards and change orders of approximately $16.1 billion exceeding the recognition of revenues of $8.4 billion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Of the RPOs as of December 31, 2019, we expect to recognize revenues as follows:

	2020	2021	Thereafter
	(In millions)
Total RPOs	$9,512	$4,959	$4,167

Operating Results

2019

RPO—Our RPOs as of December 31, 2019 were approximately $18.6 billion and included the following significant 2019 awards: a construction project to build an LNG export terminal, awarded by Golden Pass Products LLC, a joint venture between units of Qatar Petroleum and ExxonMobil Corporation, in our NCSA segment; a project to provide engineering, procurement, construction and installation of a gas-oil separation plant through a consortium with China Offshore Oil Engineering Company, in our MENA segment; a project to provide fabrication of tie-in and wellhead platforms, awarded by Saudi Aramco, in our MENA segment; and a project for the onshore engineering, procurement and construction for all components of an onshore LNG facility, in a consortium with Saipem S.p.a and Chiyoda Corporation, in our EARC segment.

Revenues—Revenues increased by $1.7 billion during 2019 compared to 2018. 2018 revenues included CB&I’s results from the Combination Date. The key projects driving 2019 revenues were our two U.S. LNG export facility projects, various U.S. ethane projects and various U.S. power projects in our NCSA segment and the Safaniya phase 6 project in our MENA segment.

Operating Loss—Our 2019 operating loss was approximately $2 billion and included:

•	a goodwill impairment of $1.1 billion and $319 million in our NCSA and EARC segments, respectively;
•

net charges of approximately $700 million resulting from changes in cost estimates to complete several projects, primarily within our NCSA segment, as discussed in Note 6, Project Changes in Estimates, to the accompanying Consolidated Financial Statements;

•	an impairment of $162 million of intangible assets, primarily in our NCSA segment;
•	a $101 million loss on the sale of APP recognized in our NCSA segment, as discussed in Note 4, Acquisition and Disposition Transactions, to the accompanying Consolidated Financial Statements;
•

transaction costs of $57 million, primarily related to legal and other professional fees associated with the sale processes for the pipe fabrication business and the Lummus Technology business and the now-terminated effort to sell our industrial storage tanks business, as well as professional and other fees associated with the Chapter 11 Cases; and

•	a non-cash impairment loss of $18 million associated with the net book value write-down of our marine assets.

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
•

restructuring and integration costs of $134 million, primarily relating to costs to achieve our Combination profitability initiative (“CPI”), launched in the second quarter of 2018, with the goal of realizing transformative cost savings;

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

2019 Versus 2018

Revenues

Revenues increased by 26%, or $1.7 billion, in 2019 compared to 2018 across all segments. Revenues for 2018 included the impact of CB&I activity from the Combination Date.

CY	Year ended December 31,
	2019	2018	Change
	(In millions)			Percentage
Revenues:
NCSA	$4,627	$3,928	$699	18%
EARC	761	271	490	181
MENA	1,790	1,704	86	5
APAC	666	411	255	62
Technology	587	391	196	50
Total revenues	$8,431	$6,705	$1,726	26%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NCSA—Revenues increased by 18%, or $699 million, in 2019 compared to 2018.

In 2019, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $1.2 billion combined), including incentive revenues recognized on our Cameron, Louisiana LNG export facility project;
•	construction progress on our ethane projects in Texas and Louisiana (approximately $728 million combined); and
•	various power projects in the United States.

In 2018, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $1.3 billion combined);
•	construction progress on our ethane projects in Texas and Louisiana (approximately $1 billion combined);
•	various power projects in the U.S.;
•	fabrication and marine activity progress on the Abkatun-A2 platform, a turnkey EPCI project in the Gulf of Mexico; and
•	various other U.S. and offshore projects.

EARC—Revenues increased by 181%, or $490 million, in 2019 compared to 2018.

In 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering, procurement and fabrication activities on the Tyra Redevelopment EPCI project, awarded in the fourth quarter of 2017;
•	progress on construction activities for a deep conversion complex built at a refinery in central Russia;
•	progress on engineering and additional scope activities on an oil refinery expansion project in Russia;
•	progress on engineering and procurement activities on the BP Tortue EPCI project; and
•	various other projects.

In 2018, a variety of projects and activities contributed to revenues, including:

•	progress on the Tyra Redevelopment EPCI project;
•	ongoing activities for an oil refinery expansion project in Russia;
•	engineering, procurement and supply of process equipment for the deep conversion complex built at a refinery in central Russia; and
•	various other projects.

MENA—Revenues increased by 5%, or $86 million, in 2019 compared to 2018.

In 2019, a variety of projects and activities contributed to revenues, including:

•	procurement, fabrication, marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project, awarded in the fourth quarter of 2017;
•	engineering, fabrication, procurement and marine activities on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on the Abu Dhabi National Oil Company (“ADNOC”) crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•	engineering, fabrication and procurement activities on the Aramco Marjan TP10 project, awarded in the first quarter of 2019;
•	marine hook-up activities on the Aramco LTA II project; and
•	various other projects.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2018, a variety of projects and activities contributed to revenues, including:

•	completion of engineering, fabrication and procurement activity and structural demolition and installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project;
•

engineering, fabrication and procurement progress and offshore installation of the 13 jackets by our DB27 and DB 30 vessels on the Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;

•	marine hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	pipelay, deck installation, tie-ins, fabrication and hook up activities on the Saudi Aramco Header 9 Facilities project;
•	engineering, fabrication and procurement progress on the Bul Hanine EPCI project for Qatar Petroleum;
•	engineering and procurement progress on ADNOC crude flexibility project;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC; and
•	various other projects.

APAC—Revenues increased 62%, or $255 million, in 2019 compared to 2018.

In 2019, a variety of projects and activities contributed to revenues, including:

•	substantial completion of the initial offshore campaign by our DLV 2000 vessel on a subsea installation project offshore India;
•	the commencement of an early first gas offshore campaign by our NO 105 and LV 108 vessels in India;
•

the offshore installation campaign by our DB 30 vessel for the transportation and installation of offshore structures, pipelines and pre-commissioning project for the Pan Malaysia field development and ONGC Season 1 scope; and

•	progress on various other projects.

In 2018, a variety of projects and activities contributed to revenues, including:

•	completion of pipelay campaign and offshore construction on the Greater Western Flank Phase 2 project in Australia;
•	the Inpex Ichthys project in Australia and Vashishta subsea field infrastructure development project in India;
•	commencement of activities on a subsea installation project in India, awarded in the fourth quarter of 2017; and
•	various other projects.

Technology— Revenues increased by 50%, or $196 million, in 2019 compared to 2018. Revenues during both periods were associated with licensing and proprietary equipment activities in the petrochemical and refining market and the sale of catalysts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Operating Income

Segment operating loss in 2019 was $1.5 billion compared to segment operating loss of $1.7 billion in 2018. Our 2019 operating results included approximately $1.1 billion and $259 million of goodwill impairment within our NCSA and EARC operating segments, respectively, as discussed below. Operating results for 2018 included the impact of CB&I activity from the Combination Date.

	Year ended December 31,
	2019	2018	Change
	(In millions)			Percentage
Segment operating income:
NCSA	$(1,546)	$(1,537)	$(9)	(1)%
EARC	(319)	(74)	(245)	(331)
MENA	181	328	(147)	(45)
APAC	1	56	(55)	(98)
Technology	156	(519)	675	130
Total	$(1,527)	$(1,746)	$219	13%

NCSA—Segment operating loss was approximately $1.5 billion during both 2019 and 2018.

In 2019 a variety of items negatively impacted our NCSA segment operating results, including:

•

goodwill and intangible assets impairment charges of $1.1 billion and $160 million, respectively, resulting from our 2019 impairment assessments, as discussed in Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements;

•

net charges of approximately $689 million resulting from changes in cost estimates to complete several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Consolidated Financial Statements, including charges on our loss projects, as discussed above under the caption “Company Overview—Loss Projects”; and

•	a $101 million loss on the sale of APP, as discussed in Note 4, Acquisition and Disposition Transactions, to the accompanying Consolidated Financial Statements.

In 2018 a variety of items negatively impacted our NCSA segment operating results, including:

•	a goodwill impairment charge of $1.5 billion, resulting from our annual impairment assessment;
•	charges resulting from changes in estimates for our Cameron LNG and Calpine loss projects, as discussed in the “Company Overview—Loss Projects” section; and
•	charges resulting from changes in estimates for our offshore Abkatun-A2 platform loss project, including the reversal of previously recognized profit.

These charges were partly offset by a variety of projects and activities that contributed to operating income, including:

•	construction progress and cost savings on our ethane projects in Texas and Louisiana;
•	construction progress and cost savings on various power projects in the U.S.; and
•	various other projects in the U.S.

EARC—Segment operating losses were $319 million and $74 million during 2019 and 2018, respectively.

In 2019, a variety of items negatively impacted our EARC segment operating results, including:

•

a goodwill impairment charge of $319 million resulting from our impairment assessment, as discussed in Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements; and

•	net charges of approximately $45 million resulting from changes in cost estimates on several projects, primarily the Tyra Redevelopment project.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These charges were partially offset by:

•	progress on engineering and additional scope activities on the oil refinery expansion project in Russia; and
•	progress on various ongoing projects.

In 2018, EARC project results were offset by the selling, general and administrative expenses and losses from our investment in the io Oil and Gas unconsolidated joint venture. Our 2018 results were also impacted by a goodwill impairment charge of $40 million, resulting from our annual impairment assessment, and the project related and other intangible assets amortization.

MENA—Segment operating income was $181 million and $328 million during 2019 and 2018, respectively.

In 2019, a variety of projects and activities contributed to operating income, including:

•	procurement, fabrication and marine and hookup activities on the Saudi Aramco Safaniya Phase 6 project;
•	marine hook-up activities on the Aramco LTA II project;
•	close-out activities and cost savings on the substantially completed Saudi Aramco Safaniya Phase 5 project;
•	engineering and procurement progress on the ADNOC crude flexibility projects in Ruwais, UAE;
•	income from our unconsolidated joint venture with CTCI, partly offset by investment in unconsolidated affiliate related amortization associated with purchase accounting; and
•	various other projects.

In 2018, a variety of projects and activities contributed to operating income, including:

•

completion of engineering, fabrication, procurement activity and structural demolition and installation works by our DB 32 and DB 30 vessels on the Saudi Aramco Safaniya phase 5 project, as well as productivity improvements and cost savings on the project;

•	pipelay, deck installation, tie-ins, fabrication and hook up activities on the Saudi Aramco Header 9 Facilities project, as well as productivity improvements and cost savings on the project;
•	marine and hook-up activities utilizing a jack-up barge on the lump-sum EPCI project under the LTA II;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC, as well as cost savings on the project;
•	engineering, fabrication, procurement progress and offshore installation of the 13 jackets by our DB27 and DB 30 vessels on the Saudi Aramco 13 Jackets project, awarded in the first quarter of 2018;
•	engineering, fabrication and procurement progress on the Saudi Aramco Safaniya phase 6 project;
•	a demolition campaign on the Saudi Aramco Marjan power systems replacement project;
•	a favorable settlement on the Saudi Aramco Safaniya phase 1 project, completed in 2016;
•	various other projects; and
•	income from our unconsolidated joint venture with CTCI, partly offset by investment in unconsolidated affiliate related amortization associated with purchase accounting.

APAC—Segment operating income was $1 million and $56 million during 2019 and 2018, respectively.

In 2019, cost savings and close-out activities on completed projects contributed to operating income, partially offset by cost increases, weather downtime and mechanical equipment downtime on certain projects.

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

Technology— Segment operating income was $156 million in 2019 and segment operating loss was $519 million in 2018.

In both periods, operating results were associated with licensing and proprietary equipment activity, as well as the supply of catalysts, and included $27 million of equity income, in both periods, which includes our portion of income from the Chevron-Lummus Global joint venture, an unconsolidated affiliate.

In addition, segment operating results were negatively impacted by:

•	2019—$69 million of project-related and other intangible assets and investment in unconsolidated affiliate related amortization associated with purchase accounting; and
•

2018—a $592 million goodwill impairment charge, resulting from our annual impairment assessment and $89 million of project-related and other intangible assets and investment in unconsolidated affiliate related amortization associated with purchase accounting.

Other Items in Operating Income

Corporate and Other

	Year ended December 31,
	2019	2018	Change
	(In millions)			Percentage
Corporate and Other	$(555)	$(510)	$(45)	(9)%

The increase in Corporate and other expenses was primarily due to increased selling, general and administrative expenses for a full year of the combined organization in 2019, which was partially offset by lower impairment of our marine assets and lower integration costs in 2019 compared to 2018 (see Note 16, Fair Value Measurements, and Note 12, Restructuring and Integration Costs and Transaction Costs, to the accompanying Consolidated Financial Statements).

Other Non-operating Items

Interest expense, net—Interest expense, net was $735 million and $259 million during 2019 and 2018, respectively. Interest expense in 2019 included the accelerated amortization of deferred issuance costs (“DIC”) due to the noncompliance with certain financial covenants and other obligations as of December 31, 2019 and expected outcomes of lender negotiations following the Chapter 11 Cases.

Interest expense in 2019 was primarily comprised of:

•	$166 million of interest expense and $87 million of DIC amortization associated with the Term Facility;
•	$139 million of interest expense and $52 million of DIC amortization associated with the Senior Notes;
•	$130 million of DIC and lenders’ fees amortization and $15 million of interest expense associated with the Superpriority Credit Agreement;
•

$67 million associated with our interest rate swap arrangement, reclassified from accumulated other comprehensive income (loss) (“AOCI”) into interest expense (see Note 17, Derivative Financial Instruments, to the accompanying Consolidated Financial Statements);

•	$38 million of interest expense and $29 million of DIC amortization associated with the revolving credit facility and LC facility under the Credit Agreement; and
•	$12 million associated with debtor-in-possession financing, discussed below.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further discussion of our financing arrangements see Note 13, Debt, to the accompanying Consolidated Financial Statements and “—Liquidity and Capital Resources.”

Interest expense in 2018 was primarily comprised of:

•	$97 million of interest expense and $6 million of DIC amortization associated with the issuance of $1.3 billion principal amount of Senior Notes;
•	$113 million of interest expense and $9 million of deferred DIC amortization associated with our $2.26 billion senior secured Term Facility;
•	$17 million of deferred DIC amortization associated with the revolving credit facility and LC facility under the Credit Agreement; and
•	$14 million of interest expense associated with our 8.000% second-lien notes, which were redeemed in May 2018.

Other non-operating expense, net—Other non-operating expense, net was $9 million in 2019 and primarily related to a $6 million year-end, non-cash actuarial pension mark-to-market loss associated with our defined benefit pension and other postretirement plans. See Note 15, Pension and Postretirement Benefits, to the accompanying Consolidated Financial Statements for further discussion.

Other non-operating expense, net was $56 million in 2018 and primarily related to a $47 million year-end, non-cash actuarial pension mark-to-market loss associated with our defined benefit pension and other postretirement plans and a $10 million make-whole fee and $4 million of charges relating to the write-off of deferred DIC, associated with the redemption of our 8.000% second-lien notes in May 2018.

Income tax (benefit) expense— For the year ended December 31, 2019, we recognized loss before provision for income taxes of ($2,826)  million, compared to loss before provision for income taxes of ($2,571) million for the year ended December 31, 2018.  In the aggregate, the provision for income taxes was $58 million and $104 million for the years ended December 31, 2019 and 2018, respectively.  Our provision for income taxes reflected an effective tax rate of approximately (2%) and (4%) in 2019 and 2018, respectively.

The 2019 effective tax rate of (2%) was primarily driven by the impairment of goodwill and intangibles (11%) and setting up of the deferred tax asset valuation allowance of (7%).

The 2018 effective tax rate of (4%) was primarily driven by the impairment of goodwill and intangibles (14%) and setting up of the deferred tax asset valuation allowance of (11%).

Inflation and Changing Prices

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), generally using historical U.S. dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.

Liquidity and Capital Resources

Historically, prior to filing the Chapter 11 Cases, our primary sources of liquidity were cash and cash equivalents on hand, cash flows generated from operations and capacity under our credit and other facilities. Our credit and other facilities were also available to provide letters of credit, which are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the Credit Agreement, the Letter of Credit Agreement, the Superpriority Credit Agreement and the Senior Notes (each as defined and described in Note 13, Debt, to the accompanying Consolidated Financial Statements). However, the ability of the creditors to exercise remedies under the agreements was stayed upon commencement of the Chapter 11 Cases, subject to certain limited exceptions provided by the Bankruptcy Code.

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates have provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”).  The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,067 million under a term loan facility consisting of (a) a $550 million tranche that was made available at closing, (b)  a $650 million tranche that was made available upon entry of the Final DIP Order (as defined in the RSA), (c) a $823 million tranche consisting of the principal amount of term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and accrued interest and fees related to term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and the New LC Facility under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing, (b) $243 million that was made available upon entry of the Final DIP Order and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”).  The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds of the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

In addition to the DIP Facilities, the RSA contemplates that, on the Effective Date, the Debtors will (a) conduct a non-backstopped equity rights offering (the “Rights Offering”) and (b) enter into new exit credit facilities (the “Exit Facilities”), consisting of (1) a super senior exit facility comprised of a letter of credit facility in an amount of $743 million (the “Super Senior Exit Facility”), (2) a super senior term loan facility in an amount of any portion of the Make Whole Amount (as defined in the RSA) outstanding and not repaid at emergence (the “Make Whole Exit Facility”); (3) a senior secured letter of credit exit facility in an amount up to $1.326 billion for new letters of credit (the “Senior LC Exit Facility”), (4) a senior secured letter of credit exit facility reflecting existing letters of credit (the “Roll-Off LC Exit Facility” and, together with the Super Senior Exit Facility and the Senior LC Exit Facility, the “LC Exit Facilities”), (5) a senior secured term loan facility in an amount of $500 million of take-back debt (the “Term Loan Exit Facility”), and (6) a cash secured letter of credit exit facility in an amount up to $371 million (the “Cash Secured LC Facility”). The aggregate amount of commitments under the LC Exit Facilities and the Cash Secured LC Exit Facility will be approximately $2.4 billion.

The RSA contemplates that the Exit Facilities will contain customary affirmative and negative covenants of the Debtors, including the ability to incur additional indebtedness. An exception is that the Debtors can enter into a revolving loan facility, subject to the terms to be mutually agreed, in a principal amount up to $450 million, provided that, on the date such facility is entered into, the (1) Super Senior Exit Facility has been terminated, (2) the Debtors shall have, as of the last day of the most recently ended fiscal quarter prior to such date (the “Test Date”) on a pro-forma basis, a minimum fixed charge coverage ratio at a level to be mutually agreed and (3) the Debtors shall have, as of the Test Date on a pro-forma basis, a maximum “contingent leverage” ratio at a level to be mutually agreed.

The RSA also contemplates that, on or prior to the Effective Date, we will complete the Lummus Technology sale.  In order to pursue the satisfaction of that requirement, we have entered into a Share and Asset Purchase Agreement (the “SAPA”) with a “stalking horse” bidder.  The Lummus Technology sale will be subject to the approval of the Bankruptcy Court.  Under the terms of the SAPA, the stalking horse bidder has agreed, absent any higher or otherwise better bid, to acquire the Lummus Technology business from us for a purchase price of $2.725 billion, subject to certain adjustments.  If we receive any bids that are higher or otherwise better than the terms reflected in the SAPA, we expect to conduct an auction for the Lummus Technology business on March 9, 2020.  If we consummate an alternative sale of the Lummus Technology business to any person other than the stalking horse bidder, we would be required to pay to the stalking horse bidder a break-up fee equal to 3% of the purchase price and reimburse certain expenses associated with the negotiation, drafting and execution of the SAPA. On February 24, 2020, the Bankruptcy Court approved the selection of the stalking horse bidder and the contractual protections provided to that bidder described above, as well as the bidding procedures for the ultimate sale process.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed above under “Outlook—Review of Business Portfolio and Strategic Transactions,” we completed the sale of APP during the second quarter of 2019.  We are continuing to pursue the sale of the remaining portion of the pipe fabrication business.  In the third quarter of 2019, we terminated the sales process for our industrial storage tank business, as we concluded that the net cash proceeds from the sale, if completed, would likely be significantly below initial expectations.

There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations, our ability to continue to access the DIP Facilities and our ability to sell non-core assets, at reasonable terms or at all, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan of Reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. We believe that,w once we receive the approval of the Plan of Reorganization by the Bankruptcy Court, our successful implementation of the Plan of Reorganization and the finalization of the Lummus Technology sale, among other factors, substantial doubt regarding our ability to continue as a going concern would be alleviated.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2019, we had $1.193 billion of cash, cash equivalents and restricted cash, as compared to $845 million as of December 31, 2018. Approximately $213 million of our cash and cash equivalents as of December 31, 2019 was within our variable interest entities (“VIEs”) associated with our joint venture and consortium arrangements, which is generally only available for use in our operating activities when distributed to the joint venture and consortium participants. As of December 31, 2019, we had approximately $316 million of cash in jurisdictions outside the U.S., principally in China, Italy, the United Arab Emirates, Ireland, the Netherlands and the United Kingdom. Approximately 1% of our outstanding cash balance is held in countries that have established government imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

Cash Flow Activities

Operating activities―Net cash used in operating activities in 2019 and 2018 was approximately $976 million and $71 million, respectively. Net cash provided by operating activities in 2017 was $136 million.

The cash (used in) provided by operating activities primarily reflected our net (loss) income, adjusted for non-cash items and changes in components of our working capital and changes in our current and non-current liabilities. The changes in our working capital during 2019 were primarily driven by accounts receivable, contracts in progress, net of advance billings on contracts, and accounts payable. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects and the achievement of billing milestones on RPOs as we complete different phases of our projects.

As of December 31, 2019 and 2018, negative working capital associated with the Calpine power project and our aggregate proportionate shares of the Cameron LNG and Freeport LNG projects (collectively, the “Focus Projects”) was approximately $228 million and $815 million, respectively.

During 2019, the Cameron LNG project’s operating margin was positively impacted by recognition of approximately $200 million of incentives related to the projected achievement of progress milestones. That incentive has two cash components:

•	$137.5 million collected as of December 31, 2019; and
•	$62.5 million expected to be collected in 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2019, net cash used by working capital was approximately $335 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $627 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $289 million used for the Focus Projects) and projects within our EARC and APAC segments; and

•	Accounts receivable—a net increase of $205 million, primarily due to billings in our NCSA, MENA and APAC segments.

This increase was partially offset by:

~~•~~	Accounts payable—an increase of $497 million, primarily driven by the timing of billings and vendor payments.

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

Investing activities―Our net cash used in investing activities was $278 million, $2.6 billion and $65 million in 2019, 2018 and 2017, respectively.

Net cash used in investing activities was primarily associated with:

•

outflows from advances of $258 million to our third-party consortium participants of proportionately consolidated consortiums (see Note 10, Joint Venture and Consortium Arrangements, to the accompanying Consolidated Financial Statements); and

•	capital expenditures of $92 million.

Cash outflows during 2019 were partially offset by $83 million in net proceeds from the sale of APP (see Note 4, Acquisition and Disposition Transactions, to the accompanying Consolidated Financial Statements).

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

Net cash used in investing activities in 2017 included the acquisition and subsequent sale leaseback of the Amazon vessel and upgrade costs for other marine vessels and proceeds from disposition of assets provided cash of $56 million.

Financing activities―In 2019, net cash provided by financing activities was $1.6 billion, as compared to $3.2 billion in 2018. Net cash used in financing activities in 2017 was $275 million.

Net cash provided in 2019 was primarily attributable to:

•	$801 million of net borrowings under the Credit Agreement;
•	$800 million provided under the Superpriority Credit Agreement;
•	$237 million of net inflows attributable to advances from our equity method joint ventures and proportionately consolidated consortiums; and
•	$32 million provided under the structured equipment financing discussed below.

The inflows in 2019 were partially offset by:

•	$160 million of DIC and lenders’ fees associated with the Superpriority Credit Agreement;
•	$23 million and $8 million of principal payments under the Term Facility and North Ocean financing, respectively, and $8 million of finance lease payments;
•

$15 million of distributions to a former joint venture member (see Note 20, Stockholders’ Equity and Equity-Based Incentive Plans, to the accompanying Consolidated Financial Statements) and $28 million of distributions to a non-controlling interest (see Note 20, Stockholders’ Equity, to the accompanying Consolidated Financial Statements); and

•	$4 million of repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Net cash provided in 2018 was primarily attributable to:

•	borrowings of $2.26 billion under the Term Facility;
•	the issuance of $1.3 billion in aggregate principal amount of the Senior Notes;
•	net proceeds of $290 million from the private placement of 12% Redeemable Preferred Stock and associated warrants; and
•	net inflows from advances of $158 million with our equity method joint ventures and proportionately consolidated consortiums.

The inflows in 2018 were partly offset by:

•	redemption of the entire $500 million aggregate principal amount of our 8.000% second-lien notes and a $10 million make-whole fee associated with the early repayment;
•	$217 million of DIC associated with the Credit Agreement, Senior Notes and Letter of Credit Agreement discussed below;
•	$18 million of issuance costs associated with the 12% Redeemable Preferred Stock;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	$17 million of Term Facility payments, $16 million of vendor equipment financing payments and $12 million of other debt and capital lease payments; and
•	repurchases of common stock of $14 million tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Net cash used in 2017 was primarily attributable to:

•	$218 million of repayments of our prior term loan;
•	$17 million of repayments of other debt;
•	$21 million of DIC associated with our previous credit agreements paid during 2017;
•	$11 million for the acquisition of the North Ocean AS 105 noncontrolling interest in the second quarter of 2017; and
•	$7 million for repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash—During 2019 and 2018, our cash, cash equivalents and restricted cash balance decreased by $22 million and $45 million, respectively, due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates. The net unrealized loss on our cash, cash equivalents and restricted cash resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of Other comprehensive income (loss). Our cash, cash equivalents and restricted cash held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and, therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

During 2017, the effect of exchange rate changes on cash, cash equivalents and restricted cash was not material.

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

On December 1, 2019, we entered into Amendment No. 1 to the Superpriority Credit Agreement (the “Superpriority Amendment”), which amended the Superpriority Credit Agreement to, among other things: (1) waive certain conditions precedent to the Tranche B funding to facilitate such funding; (2) provide for the acknowledgement and consent by the lenders under the Superpriority Credit Agreement of our compliance with required business plan milestones; and (3) modify the cross-default provisions contained in the Superpriority Credit Agreement related to the failure to pay interest on the Senior Notes. Upon signing of the Superpriority Amendment and in connection with the funding of Tranche B under the Superpriority Credit Agreement, we were provided with access to $350 million of capital, comprised of $250 million under the New Term Facility and $100 million under the New LC Facility (“Tranche B”).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain features within the Superpriority Credit Agreement were identified as embedded derivatives and, therefore, bifurcated. The fair value of the embedded derivatives, which was determined using a discounted cash flow approach, was $60 million as of October 21, 2019. The embedded derivatives were recognized as a reduction to the debt outstanding under the Superpriority Credit Agreement and recorded in accrued liabilities. The fair value of the embedded derivatives, re-measured as of December 31, 2019, was $28 million. Changes in fair value have been recorded in interest expense, net. The inputs to the fair value measurement of the embedded derivatives are unobservable and reflect our estimates of forward yield, using a risk-free rate and a USD Energy CCC yield curve and thus represent a level 3 input.

As of December 31, 2019, we had $800 million in borrowings outstanding under the New Term facility, prior to bifurcation of $60 million of embedded derivatives discussed above, and there were $200 million of letters of credit issued (or deemed issued) under the New LC Facility.

On January 9, 2020, we entered into Amendment No. 2 to the Superpriority Agreement (the “Superpriority Amendment No. 2”). The Superpriority Amendment No. 2: (1) amended, among other things, the events of default under the Superpriority Credit Agreement to provide that through January 21, 2020 the acceleration of the Senior Notes would not constitute an event of default; and (2) allows ordinary course auto-renewals of letters of credit despite any acceleration, bankruptcy or other event of default.

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

The New Term Facility and the New LC Facility will bear interest at the Borrowers’ option at either (1) the Eurodollar rate plus a margin of 10.00% per year, or (2) the base rate plus a margin of 9.00% per year. The weighted average interest rate for borrowings under the New Term Facility and the new LC facility was 11.99%, inclusive of the applicable margin during the year ended December 31, 2019. The Borrowers are charged a commitment fee of 1.50% per year on the daily amount of the unused portions of the commitments under the New LC Facility. Additionally, with respect to all letters of credit outstanding under the New LC Facility, the Borrowers are charged a fronting fee of 0.50% per year. The Borrowers are also required to pay issuance fees and other fees and expenses in connection with the issuance of letters of credit under the New LC Facility. We paid upfront fees, commitment fees, agent fees and other fees to certain lenders, arrangers and agents for the Superpriority Credit Agreement.

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

The Superpriority Credit Agreement requires us to comply with the following financial covenants:

•	limitations on specified variances from receipts and disbursements set forth in our budget;
•	minimum Adjusted EBITDA (as defined in the Superpriority Credit Agreement), tested on a trailing four-quarters basis at the end of each fiscal quarter;
•	minimum liquidity of no less than $75 million at any time; and
•	maximum project charges to specified projects for the quarter ended December 31, 2019 not to exceed $260 million.

The Superpriority Credit Agreement contains various affirmative covenants, including requirements that:

•	McDermott appoint a Chief Transformation Officer, to report to McDermott’s CEO and Board of Directors (the “Board”);

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

concurrently with the funding of Tranche B, McDermott issue equity, so that participating lenders receive equity in McDermott totaling up to an aggregate of 15% of McDermott’s issued and outstanding shares of common stock (on a pro rata basis relative to each lender’s commitment amount); and

•	in addition to customary periodic financial reporting obligations, McDermott deliver periodic cash flow forecasts and variance reports to the lenders under the Superpriority Credit Agreement.

Superpriority Credit Agreement Covenants—The Superpriority Credit Agreement includes the following financial covenants:

•

(a) as of any Variance Testing Date (as defined in the Superpriority Credit Agreement), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the Superpriority Credit Agreement) by more than 20%, (ii) the aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 20% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing, in each case of such variance testing period and (b) at any time, our liquidity shall not be less than $100 million.

•

beginning with the fiscal quarter ended December 31, 2019, our adjusted EBITDA (as defined in the Superpriority Credit Agreement) for the most recently ended four fiscal quarter period for which consolidated financial statements have been delivered pursuant to the Superpriority Credit Agreement shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

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

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($319.7 million at December 31, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310 million;

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 21, 2019, we entered into Consent and Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant for each fiscal quarter through December 31, 2021. The Credit Agreement Amendment also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement and eliminate our reinvestment rights with respect to proceeds from asset sales. The Credit Agreement Amendment also modified the participation fees we are charged for letters of credit, as described below.

On December 1, 2019, we entered into Amendment No. 2 to the Credit Agreement (the “Credit Agreement Amendment No. 2”). The Credit Agreement No. 2 amended, among other things, the events of default under the Credit Agreement to provide that, for so long as the Forbearance Agreement (as defined below) was in effect and the Senior Notes were not accelerated, the failure to make the payment of $69 million of interest on the Senior Notes would not constitute an event of default.

On January 9, 2020, we entered into Amendment No. 3 to the Credit Agreement (the “Credit Agreement Amendment No. 3”). The Credit Agreement Amendment No. 3: (1) amended, among other things, the events of default under the Credit Agreement to provide that through January 21, 2020, the acceleration of the Senior Notes would not constitute an event of default under the Credit Agreement; and (2) allows ordinary course auto-renewals of letters of credit despite any acceleration, bankruptcy or other event of default.

Term Facility—As of December 31, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. However, due to circumstances described in Note 2, Basis of Presentations and Significant Accounting Policies, our hedge accounting under this arrangement ceased as of December 31, 2019. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the period ended December 31, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2020	$23
2021	23
2022	23
2023	23
2024	23
Thereafter	2,105
$2,220

Additionally, as of December 31, 2019, there were approximately $305 million of Term Facility letters of credit issued (including $49 million of financial letters of credit) under the Credit Agreement, leaving approximately $5 million of available capacity under the Term Facility.

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of December 31, 2019, we had approximately $801 million in borrowings and $194 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $5 million of available capacity under this facility. During 2019, the maximum outstanding borrowing under the Revolving Credit Facility was $801 million.

We also have a $1.440 billion LC Facility that is scheduled to expire in May 2023. As of December 31, 2019, we had approximately $1.252 billion of letters of credit outstanding, leaving $188 million of available capacity under the LC Facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at December 31, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at December 31, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility and issued prior to the Credit Agreement Amendment, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at December 31, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at December 31, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). After the Credit Agreement Amendment, we are now charged a 5% participation fee on any outstanding letter of credit for any newly issued letter of credit and with respect to any increase in the amount of any existing letter of credit. We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Credit Agreement Covenants—The Credit Agreement, as amended by the Credit Agreement Amendment, includes the following financial covenants that are tested on a quarterly basis:

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

•

the maximum permitted leverage ratio is (i)  11.70:1.00 for the fiscal quarter ended December 31, 2019; (ii) 11.60:1.00 for each fiscal quarter ending March 31, 2020; (iii) 10.30:1.00 for the fiscal quarter ending June 30, 2020; (iv) 6.50:1.00 for the fiscal quarter ending September 30, 2020; (v) 6.00:1.00 for the fiscal quarter ending December 31, 2020; (vi) 5.30:1.00 for the fiscal quarter ending March 31, 2021; (vii) 4.80:1.00 for the fiscal quarter ending June 30, 2021; (viii) 4.70:1.00 for the fiscal quarter ending September 30, 2021; (ix) 4.80:1.00 for the fiscal quarter ending December 31, 2021; and (x) 3.25:1.00 for each fiscal quarter ending after December 31, 2021.

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

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent.  The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility” or the “2021 LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries.  The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement.  The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of December 31, 2019, there were approximately $228 million of letters of credit issued (or deemed issued) under the $230 Million LC Facility, leaving approximately $2 million of available capacity.

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

On December 1, 2019, we entered into Amendment No. 2 to the Letter of Credit Agreement (the “Letter of Credit Agreement Amendment No. 2”). The Letter of Credit Agreement No. 2 amended, among other things, the events of default under the Letter of Credit Agreement to provide that, for so long as the Forbearance Agreement (as defined below) was in effect and the Senior Notes were not accelerated, the failure to make the payment of $69 million of interest on the Senior Notes would not constitute an event of default.

On January 9, 2020, we entered into Amendment No. 3 to the Letter of Credit Agreement (the “Letter of Credit Agreement Amendment No. 3”). The Letter of Credit Agreement Amendment No. 3: (1) amended, among other things, the events of default under the Letter of Credit Agreement to provide that through January 21, 2020, the acceleration of the Senior Notes would not constitute an event of default under the Letter of Credit Agreement; and (2) allows ordinary course auto-renewals of letters of credit despite any acceleration, bankruptcy or other event of default.

Senior Notes

On April 18, 2018, we issued $1.3 billion in aggregate principal of Senior Notes, pursuant to an indenture we entered into with Wells Fargo Bank, National Association, as trustee (the “Senior Notes Indenture”). Interest on the Senior Notes is payable semi-annually in arrears, and the Senior Notes are scheduled to mature in May 2024. However, at any time or from time to time on or after May 1, 2021, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, together with accrued and unpaid interest to (but excluding) the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period beginning on May 1 of the years indicated:

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

On December 1, 2019, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with an ad hoc group (the “Ad Hoc Group”) of holders of approximately 35% of the Senior Notes. Pursuant to the Forbearance Agreement, the Ad Hoc Group has agreed to forbear from the exercise of certain rights and remedies under the Indenture and supporting documents, including agreeing not to accelerate the Senior Notes obligations (and to instruct the trustee not to accelerate the Senior Notes obligations) as a result of the failure to make the $69 million interest payment. They have agreed to continue this forbearance until January 15, 2020.

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

As of December 31, 2019, the outstanding borrowing under this facility was approximately $8 million and is scheduled to mature in 2020.

Receivables Factoring ―During 2019, we sold, without recourse, approximately $65 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40%-2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $2 million of factoring costs in other operating expense during 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $57 million under these arrangements during 2019.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for the settlement of certain equipment supplier invoices. As of December 31, 2019, we received approximately $32 million under this arrangement, with repayment obligations maturing in January 2020. Interest expense and origination fees associated with this facility were not material.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	December 31, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,842	$1,293	$1,669	$1,060
Surety Bonds (2)	835	601	842	475

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $312 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business and we are entitled to an indemnity from CSVC for the surety bonds and guarantees.

The financial institutions that provide the Uncommitted Facilities have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

Covenants Compliance

As of December 31, 2019, we were not in compliance with certain covenants and other obligations under our financing arrangements, including (1) the minimum fixed charge coverage and maximum total leverage ratios covenants under the Credit Agreement and the Letter of Credit Agreement; (2) the adjusted EBITDA covenant under the Superpriority Credit Agreement; (3) our obligation to make interest payments as a result of the failure to make the $69 million interest payment due with respect to the Senior Notes; (4) financial covenants under the North Ocean financing agreement; and (5) certain covenants under several of our short-term uncommitted bilateral credit facilities.

The commencement of the Chapter 11 Cases constituted events of default that accelerated our obligations under these facilities. However, the ability of the lenders to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

Capital Lease Obligations

Our finance leases as of December 31, 2019 and 2018, included the lease of the Amazon, a pipelay and construction vessel, which was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of December 31, 2019 and 2018, Property, plant and equipment, net included a $49 million and $52 million asset, respectively (net of accumulated amortization of $6 million and $3 million, respectively), and a finance lease liability of approximately $46 million and $53 million, respectively, associated with the Amazon vessel.

Our finance leases as of December 31, 2018 also included $17 million associated with the jack-up barge in our MENA region, leased under a charter agreement, stipulating a purchase obligation at the end of the lease term. On November 11, 2019, we signed a charter modification agreement. Under the modified terms the lease is no longer considered a finance lease and is accounted for as an operating lease as of December 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The commencement of the Chapter 11 Cases constituted events of default under the Amazon charter and the jack-up barge charter. However, the ability of the owners to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

Redeemable Preferred Stock

On November 29, 2018 (the “Closing Date”), we completed a private placement of (1) 300,000 shares of 12% Redeemable Preferred Stock, par value $1.00 per share (the “Redeemable Preferred Stock”), and (2) Series A Warrants (the “Series A Warrants”) to purchase approximately 6.8 million shares of our common stock, with an initial exercise price per share of $0.01, for aggregate proceeds of $289.5 million, before payment of approximately $18 million of directly related issuance costs.

Redeemable Preferred Stock—The Redeemable Preferred Stock initially had an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. Pursuant to the Certificate of Designation, the holders of the Redeemable Preferred Stock are entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. The Certificate of Designation provides that, if a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum (the “PIK Dividend Rate”). Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, June 30, September 30 and December 31, 2019 dividend payment dates and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividends (i.e., a paid-in-kind (“PIK”) dividend).

On October 21, 2019, in connection with our entering into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment, we entered into a consent and waiver agreement (the “Consent and Waiver Agreement”) with the holders of the Redeemable Preferred Stock. Pursuant to the Consent and Waiver Agreement, we agreed to, among other things: (1) issue to the holders of the Redeemable Preferred Stock shares of Redeemable Preferred Stock in an aggregate amount equal to 3.0% of the Accreted Value; and (2) issue an additional number of Series A Warrants to purchase Common Stock with an initial exercise price per share of $0.01, subject to certain adjustments equal to the product of 1.5% times the total number of shares of Common Stock outstanding as of October 21, 2019. Additionally, we agreed to increase the Dividend Rate and the PIK Dividend Rate to 14.0% per annum and 15.0% per annum, respectively, per share of Redeemable Preferred Stock. The Consent and Waiver Agreement allowed us to incur the indebtedness and other obligations pursuant to Tranche A under the Superpriority Credit Agreement.  Additionally, on December 1, 2019 we entered into a second consent and waiver agreement, which allowed us to incur additional indebtedness under the Superpriority Credit Agreement.

The provisions of the RSA and the Plan of Reorganization contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of the Redeemable Preferred Stock and the Series A Warrants, will be entitled to no recovery relating to those equity interests.

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the Series A Warrants (included within Capital in excess of par value in our Balance Sheet). The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. From the Closing Date through December 31, 2019, we recorded cumulative accretion of approximately $17 million with respect to the Redeemable Preferred Stock. As of December 31, 2019, the Redeemable Preferred Stock balance was $290 million, adjusted for accretion and PIK dividends of approximately $44 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock. The fair value measurement of the Series A Warrants was based on the market-observable fair value of our common stock upon issuance and thus represented a level 1 input. The fair value of the additional Series A Warrants issued in connection with the Consent and Waiver Agreement entered into on October 21, 2019 was $5 million as of December 31, 2019 (included within Capital in excess of par value on our Balance Sheet as of December 31, 2019).

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

Capital expenditures for 2019, 2018 and 2017 were $92 million, $86 million and $119 million, respectively, and primarily related to:

•	2019—our vessel upgrades (including upgrades to the Amazon) and information technology upgrades and our new administrative headquarters in Houston, Texas;
•	2018—our vessel upgrades (including upgrades to the Amazon) and information technology upgrades; and
•	2017—the acquisition (prior to its subsequent sale-leaseback) of the Amazon vessel, as well as costs associated with upgrading the capabilities of other marine vessels.

In 2020, we expect to spend approximately $169 million for capital projects, such as upgrades to the Amazon, construction associated with a long-term land lease agreement with Saudi Aramco to establish a fabrication facility in Ras Al-Khair, Saudi Arabia, information technology upgrades and capital maintenance projects.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of December 31, 2019, and the effect such obligations, inclusive of interest costs, are expected to have on our liquidity and cash flows in future periods. Certain amounts included in this table are based on some estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual and other obligations we will actually pay in future periods may vary from those reflected in the table, because some estimates and assumptions are subjective.

Long-term debt obligations are shown below according to their stated maturities. All of our debt, including our finance lease obligations, is shown as a current liability in our consolidated balance sheet as of December 31, 2019, as a result of various events of default.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In millions)
Debt	$4,360	$63	$845	$1,345	$2,107
Finance lease obligations	47	4	10	12	21
Estimated interest payments	1,680	410	690	524	56
Information technology obligations (1)	57	21	30	6	-
Operating lease obligations (2)	670	102	166	115	287
Self-insurance obligations (3)	19	19	-	-
Pension funding obligations (4)	17	17	-	-	-
Postretirement benefit funding obligations (4)	2	2	-	-	-
Purchase obligations (5)	13	10	3	-	-
Unrecognized tax benefits (6)	-	-	-	-	-

(1)	Represents commitments on IT technical support and software maintenance contracts.
(2)	Represents undiscounted cash payments and does not include the impact of interest.
(3)	Represents expected 2020 payments associated with our self-insurance programs. Payments beyond one year have not been included, as such amounts are not determinable.
(4)	Represents expected 2020 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included, as such amounts are not determinable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(5)

In the ordinary course of business we enter into commitments (which are expected to be recovered from our customers) for the purchase of materials and supplies on our projects. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(6)	Payments for income tax reserves of $68 million are not included, as the timing of specific tax payments is not determinable.

New Accounting Standards

See Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements for a discussion of the potential impact of new accounting standards on our consolidated financial statements.

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

Revenue Recognition—Our revenue is primarily derived from long-term contracts with customers, and we determine the appropriate accounting treatment for each contract at inception in accordance with ASU 2014-09 (Accounting Standards Codification (“ASC”) Topic 606), Revenue from Contracts with Customers. Our contracts primarily relate to: EPCI services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and catalysts supply. An EPCI contract may also include technology licensing, and our services may be provided between or among our reportable segments.

•

Contracts—Our contracts are awarded on a competitively bid and negotiated basis, and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including fixed-price, cost-reimbursable and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed, and costs are incurred, and, accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and, accordingly, such contracts often result in less predictability regarding the timing of revenue recognition. A contract may include technology licensing services, which may be provided between our reportable segments.

•

Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contract costs and related revenues are generally recognized over time as work progresses due to continuous transfer to the customer. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation. Our EPCI contracts are generally deemed to be single performance obligations and our contracts with multiple performance obligations were not material as of December 31, 2019.

•

Performance Obligations Satisfied Over Time—Revenues for our contracts that satisfy the criteria for over time recognition are recognized as the work progresses. Revenues for contracts recognized over time include revenues for contracts to provide: EPCI services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and “non-generic” catalysts supply. We measure transfer of control utilizing an input method to measure progress of the performance obligation based upon the cost-to-cost measure of progress, as it best depicts the transfer of assets to the customer, with Cost of operations including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenues and is a significant factor in the accounting for such performance obligations. Significant estimates impacting the cost to complete each performance obligation are: costs of engineering, materials, components, equipment, labor and subcontracts; vessel costs; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of recognition of revenues and income. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our consolidated financial statements and related disclosures. See Note 5, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Performance Obligation Satisfied at a Point-in-Time Method—Contracts with performance obligations that do not meet the criteria to be recognized over time are required to be recognized at a point-in-time, whereby revenues and gross profit are recognized only when a performance obligation is complete and a customer has obtained control of a promised asset. Revenues for contracts recognized at a point in time include our “generic” catalysts supply and certain manufactured products (which are recognized upon shipment) and certain non-engineering and non-construction oriented services (which are recognized when the services are performed). In determining when a performance obligation is complete for contracts with revenues recognized at a point-in-time, we measure transfer of control considering physical possession of the asset, legal transfer of title, significant risks and rewards of ownership, customer acceptance and our rights to payment. See Note 5, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Remaining Performance Obligations (“RPOs”)―RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for consortiums we proportionately consolidate. We do not include expected revenues of contracts related to unconsolidated joint ventures in our RPOs, except to the extent of any subcontract awards we receive from those joint ventures. Currency risks associated with RPOs which are not mitigated within the contracts are generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. RPOs may not be indicative of future operating results, and projects included in RPOs may be cancelled, modified or otherwise altered by customers. See Note 5, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Variable Consideration―Transaction prices for our contracts may include variable consideration, which includes increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction price for liquidated damages or penalties. Change orders, claims and incentives are generally not distinct from the existing contracts due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determinations of whether to include estimated amounts in transaction prices are based largely on assessments of our anticipated performance and all information (historical, current and forecasted) reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenues on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. See Note 5, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Loss Recognition―Revenues from customers may not cover increases in our costs or our total estimated costs. It is possible that current estimates could materially change for various reasons. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in Cost of operations in the Statements of Operations. It is possible that these estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. In our Consolidated Balance Sheets (our “Balance Sheets”), accruals of provisions for estimated losses on all active uncompleted projects are included in Advance billings on contracts. See Note 5, Revenue Recognition, to the accompanying Consolidated Financial Statements for further discussion.

•

Accounts Receivable and Contract Balances―The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when the services are provided or products are shipped.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Accounts Receivable― Any uncollected billed amounts for our performance obligations recognized over time, including contract retainages to be collected within one year, are recorded within Accounts receivable-trade, net. Any uncollected billed amounts, unbilled receivables for which we have an unconditional right to payment, and unbilled receivables for our performance obligations recognized at a point in time are also recorded within Accounts receivable–trade, net. Contract retainages to be collected beyond one year are recorded within Accounts receivable–long–term retainages. We establish allowances for doubtful accounts based on our assessments of collectability. See Note 8, Accounts Receivable, to the accompanying Consolidated Financial Statements for further discussion.

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

Combination-Related Purchase Price Allocation— The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Combination Date, which were based, in part, upon external appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling approximately $5 billion, was recorded as goodwill. Our final purchase price allocation was completed in the second quarter of 2019. See Note 3, Business Combination and Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements for further discussion.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment on October 1 of each year. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value.

To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. See Note 3, Business Combination and Note 9, Goodwill and Other Intangible Assets, to the accompanying Consolidated Financial Statements, for further discussion.

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

We review tangible assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the asset or asset group will be compared to its respective carrying amount to determine if an impairment exists. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 9, Goodwill and Other Intangible Assets and Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements, for additional information about our impairment analysis and associated impairment charges related to our tangible assets and finite-lived intangible assets during 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Leases—We classify an arrangement as a lease at inception if we have the right to control the use of an identified asset we do not legally own for a period of time in exchange for consideration. In general, leases with an initial term of 12 months or less are not recorded on our Balance Sheet unless it is reasonably certain we will renew the lease. All leases with an initial term of more than 12 months, whether classified as operating or finance, are recorded on our Balance Sheet based on the present values of lease payments over the respective lease term, determined at lease commencement. Determination of the present values of lease payments requires the use of discount rates. We use the implicit rate in each applicable lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use an incremental borrowing rate based on information available at the commencement date for each such lease.

Our lease terms may include options to extend or terminate the lease. Lease expense for operating leases and the amortization of the right-of-use asset for finance leases are recognized on a straight-line basis over the respective lease terms, in each case taking into account such option when it is reasonably certain we will exercise that option.

We have lease agreements with lease and non-lease components, which are generally accounted for separately for all leases other than leases at our construction project sites. Non-lease components included in assets and obligations under operating leases are not material to our consolidated financial statements.

For our joint ventures, consortiums and other collaborative arrangements (referred to as “joint ventures” and “consortiums”), the right-of-use asset and lease obligations are generally recognized by the party that enters into the lease agreement, which could be the joint venture directly, one of our joint venture members or us. We have recognized our proportionate share of leases entered into by our joint ventures, where the joint venture has the right to control the use of an identified leased asset.

Derivative Financial Instruments—We utilize derivative financial instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below.

•

Foreign Currency Rate Derivatives— We do not engage in currency speculation. However, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally apply hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses are included in AOCI until the associated underlying operating exposure impacts our earnings, at which time the impact of the hedge is recorded within the income statement line item associated with the underlying exposure. Changes in the fair value of instruments that we do not designate as cash flow hedges are recognized in the Statement of Operations line item associated with the underlying exposure.

•

Interest Rate Derivatives— On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement had been designated as a cash flow hedge. As of December 31, 2019, in light of the circumstances described in Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements, we believe that our hedged forecasted transaction is not probable to occur and, as such, our hedge accounting has ceased and our previously recognized unrealized losses in AOCI of approximately $67 million have been reclassified into interest expense in our Statement of Operations for the year ended December 31, 2019.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each joint venture or consortium is assessed at inception and on an ongoing basis as to whether it qualifies as a Variable Interest Entity (“VIE”) under the consolidations guidance in ASC Topic 810, Consolidations. A venture generally qualifies as a VIE when it (1) meets the definition of a legal entity, (2) absorbs the operational risk of the projects being executed, creating a variable interest, (3) lacks sufficient capital investment from the co-venturers, potentially resulting in the joint venture or consortium requiring additional subordinated financial support to finance its future activities, (4) structured with non-substantive voting rights, and (5) the equity holders, as a group, lack the characteristics of a controlling financial interest.

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

We account for unconsolidated joint ventures and consortium arrangements using either (1) proportionate consolidation for both the Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so, or (2) the equity method. For incorporated unconsolidated joint ventures and consortiums where we utilize the equity method of accounting, we record our share of the profit or loss of the investments, net of income taxes, in the Statements of Operations. Results from unconsolidated joint ventures that are deemed to be integral to our operations are recorded within Income (loss) from investments in unconsolidated affiliates in the Statements of Operations, and results from any other joint ventures are recorded within Non-operating loss from investments in unconsolidated affiliates in the Statements of Operations. We evaluate our equity method investments for impairment when events or changes in circumstances indicate the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of our investment to the carrying value of our investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment. See Note 10, Joint Venture and Consortium Arrangements, to the accompanying Consolidated Financial Statements for further discussion.

Insurance and Self-Insurance—Our wholly owned “captive” insurance subsidiaries provide coverage for our retentions under employer’s liability, general and products liability, automobile liability and workers’ compensation insurance and, from time to time, builder’s risk and marine hull insurance within certain limits. We may also have business reasons in the future to arrange for our insurance subsidiaries to insure other risks which we cannot or do not wish to transfer to outside insurance companies. Premiums charged and reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our Consolidated Balance Sheets to cover self-insurance retentions for the coverages discussed above. These accruals are based on various assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon reported claims, actual claim payments and settlements and claim reserves. These loss estimates and accruals recorded in our Consolidated Financial Statements for claims have historically been reasonably accurate. Claims as a result of our operations, if greater in frequency or severity than actuarially predicted, could adversely impact the ability of our captive insurance subsidiaries to respond to all claims presented. A hypothetical ten percent change in our self-insurance reserves at December 31, 2019 would have impacted our pre-tax income by approximately $10 million for 2019.

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

On a periodic and ongoing basis, we evaluate our net deferred tax assets (“DTAs”) (including our net operating loss (“NOL”) DTAs), and assess the appropriateness of our valuation allowances (“VAs”). A VA is provided to offset any net DTAs if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates it is more likely than not a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences which will result in future taxable income, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2019, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $664 million. The total fair value of these contracts was a net liability of approximately $9 million as of December 31, 2019. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $12 million as of December 31, 2019. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

We are exposed to fluctuating exchange rates related to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. Net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI by approximately $24 million, net of tax, and our cash balance by approximately $22 million as of December 31, 2019. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Interest Rate Risk

On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement had been designated as a cash flow hedge. As of December 31, 2019, in light of the circumstances described in Note 2, Basis of Presentation and Significant Accounting Policies, to the accompanying Consolidated Financial Statements, we believe that our hedged forecasted transaction is not probable to occur and as such, our hedge accounting has ceased and our previously recognized unrealized losses in AOCI of approximately $67 million have been reclassified into interest expense in our Statement of Operations for the year ended December 31, 2019.

As of December 31, 2019, the fair values of obligations outstanding under the Term Facility, Senior Notes and the Superpriority Agreement, based on current market rates for debt with similar credit risk and maturities, were approximately $1.3 billion, $130 million and $826 million, respectively, and were categorized within level 2 on the valuation hierarchy. See Note 16, Fair Value Measurements, to the accompanying Consolidated Financial Statements for further discussion of our financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

McDermott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2020, expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses, has a working capital deficiency and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. In addition, the Company is not in compliance with the covenants included in its loan agreements with banks. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 2. The December 31, 2019 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition under long-term contracts
Description of the Matter

As described in Note 2 to the financial statements, the Company generally recognizes revenue for fixed price contracts over time using an input method described as the cost-to-cost approach to determine the extent of progress towards completion of performance obligations and an estimate of total contract revenue. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. These estimates are subject to considerable judgment and could be impacted by such items as changes to the project schedule; the cost of labor, material, and subcontractors; and productivity. In addition, the Company’s contracts may include variable consideration, which includes increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction price for liquidated damages or penalties. Management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue.

Auditing management’s estimate of the progress towards completion of its projects was complex and subjective because of the considerable judgment required to evaluate management’s determination of the forecasted costs to complete its fixed price contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration was also complex and highly judgmental as increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction price for liquidated damages or penalties can have a material effect on the amount of revenue recognized and require significant estimation by management regarding various possible outcomes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's processes and controls related to contract revenue recognition, including key controls related to monitoring projected project costs, profit estimates, and variable consideration. To test the Company’s cost-to-cost estimates, our audit procedures included, among others, evaluating the appropriate application of the cost-to-cost method; testing the significant assumptions discussed above used to develop the estimated cost to complete; and testing the completeness and accuracy of the underlying data. To assess management’s estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with and reviewing questionnaires prepared by project personnel; attending selected project review meetings; performing site visits to selected projects to observe progress; analyzing trends of productivity; reviewing support for estimates of project contingencies; and performing lookback analyses to historical actual costs to assess management’s ability to estimate. To test the estimated variable consideration, we performed audit procedures that included, among other things, obtaining and reviewing executed contracts including any significant amendments, change orders or claims, confirming key terms directly with the Company’s customers, and evaluating management’s estimates related to pending change orders, claims, liquidated damages or penalties by obtaining management’s probability assessments, corroborating key data points to contractual language and entitlement clauses, assessing historical price recovery rates on similar variable considerations, and considering the relationship between the Company and its customer to assess management’s judgment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Valuation of Goodwill
Description of the Matter

At December 31, 2019, the Company had $1,286 million of goodwill. As described in Note 2 to the consolidated financial statements, goodwill is reviewed for impairment at least annually in the fourth quarter at a reporting unit level. Interim testing for impairment is performed if indicators of potential impairment exist. As further discussed in Note 9, in the current year the Company recorded impairments to goodwill of $1,111 million and $319 million in its North, Central and South America (“NCSA”) and Europe, Africa, Russia and Caspian (“EARC”) reporting units, respectively.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair values of the reporting units. Fair value was estimated by management based on an income approach using a discounted cash flow model. These fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital including company specific risk premiums, revenue and gross margin projections, and terminal values, which reflect management’s expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including management’s review of the significant assumptions used to determine the fair values of the reporting units. To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodology and testing the significant assumptions and the underlying data used by the Company in its analyses. We compared the revenue and gross margin projections used by management to recent forecasts, current backlog and project estimates, and the Company’s historical results. We assessed the historical accuracy of management’s revenue and gross margin projections. We compared the growth rates to current industry and economic trends and other guideline companies within the same industry. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions. We searched for and evaluated information that corroborates or contradicts the Company’s assumptions, such as market indicators of value. In addition, when relevant, we reviewed the reconciliation of the fair value of all reporting units to the market capitalization of the Company, including assessing the implied control premium. Finally, we involved our valuation specialists to assist in reviewing the valuation methodology and testing the terminal values and weighted average cost of capital, including company specific risk premiums for each reporting unit.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Houston, Texas

February 28, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, cash flows, and equity of McDermott International, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 21, 2018

(July 31, 2018 as to notes 2, 5, 18 19, 20, 22, and 24 to the consolidated financial statements)

We began serving as the Company’s auditor in 2006. In 2018 we became the predecessor auditor.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019		2018	2017
	(In millions, except per share amounts)
Revenues	$8,431		$6,705	$2,985

Costs and Expenses:
Cost of operations	8,210	`	6,104	2,449
Project intangibles and inventory-related amortization	34		83	-
Total cost of operations	8,244		6,187	2,449
Research and development expenses	36		20	5
Selling, general and administrative expenses	284		282	204
Other intangibles amortization	87		62	-
Transaction costs	57		48	9
Restructuring and integration costs	114		134	-
Goodwill impairment	1,430		2,168	-
Intangible assets impairment	162		-	-
Other asset impairments	18		58	1
Loss (gain) on asset disposals	104		3	(2)
Total expenses	10,536		8,962	2,666

Income (loss) from investments in unconsolidated affiliates	34		13	(12)
Investment in unconsolidated affiliates-related amortization	(11)		(12)	-
Operating (loss) income	(2,082)		(2,256)	307

Other expense:
Interest expense, net	(735)		(259)	(63)
Other non-operating income (expense), net	(9)		(56)	5
Total other expense, net	(744)		(315)	(58)

(Loss) income before provision for income taxes	(2,826)		(2,571)	249

Income tax expense	58		104	69

Non-operating loss from investments in unconsolidated affiliates	-		(3)	(2)

Net (loss) income	(2,884)		(2,678)	178

Less: Net income (loss) attributable to noncontrolling interests	25		9	(1)

Net (loss) income attributable to McDermott	$(2,909)		$(2,687)	$179

Dividends on redeemable preferred stock	(44)		(3)	-
Accretion of redeemable preferred stock	(16)		(1)	-

Net (loss) income attributable to common stockholders	(2,969)		(2,691)	179

Net (loss) income per share attributable to common stockholders
Basic	$(16.31)		$(17.94)	$1.97
Diluted	$(16.31)		$(17.94)	$1.88

Shares used in the computation of net (loss) income per share
Basic	182		150	91
Diluted	182		150	95

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2019	2018	2017
	(In millions)
Net (loss) income	$(2,884)	(2,678)	$178
Other comprehensive (loss) income, net of tax:
(Loss) gain on derivatives	28	(38)	23
Actuarial pension gains	-	6	-
Foreign currency translation	(24)	(24)	(7)
Total comprehensive (loss) income	(2,880)	(2,734)	194
Less: Comprehensive income (loss) attributable to noncontrolling interests	25	9	(1)
Comprehensive (loss) income attributable to McDermott	$(2,905)	$(2,743)	$195

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2019	2018
	(In millions, except per share amounts)
Assets
Current assets:
Cash and cash equivalents ($213 and $146 related to variable interest entities ("VIEs"))	$800	$520
Restricted cash and cash equivalents	393	325
Accounts receivable—trade, net ($102 and $29 related to VIEs)	1,087	932
Accounts receivable—other ($32 and $57 related to VIEs)	185	175
Contracts in progress ($195 and $144 related to VIEs)	795	704
Project-related intangible assets, net	48	137
Inventory	52	101
Other current assets ($25 and $24 related to VIEs)	195	139
Total current assets	3,555	3,033
Property, plant and equipment, net	2,129	2,067
Operating lease right-of-use assets	364	-
Accounts receivable—long-term retainages	24	62
Investments in unconsolidated affiliates	455	452
Goodwill	1,286	2,654
Other intangibles, net	751	1,009
Other non-current assets	173	163
Total assets	$8,737	$9,440

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Revolving credit facility	$801	$-
Debt	4,306	30
Lease obligations	145	8
Accounts payable ($182 and $277 related to VIEs)	1,105	595
Advance billings on contracts ($542 and $717 related to VIEs)	1,419	1,954
Project-related intangible liabilities, net	10	66
Accrued liabilities ($69 and $136 related to VIEs)	1,658	1,564
Total current liabilities	9,444	4,217
Long-term debt	-	3,393
Long-term lease obligations	304	66
Deferred income taxes	59	47
Other non-current liabilities	783	664
Total liabilities	10,590	8,387
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	290	230
Stockholders' equity:
Common stock, par value $1.00 per share, authorized 255 shares; issued 196 and 183 shares, respectively	196	183
Capital in excess of par value	3,553	3,539
Accumulated deficit	(5,693)	(2,719)
Accumulated other comprehensive loss	(103)	(107)
Treasury stock, at cost: 3 and 3 shares, respectively	(96)	(96)
Total McDermott Stockholders' Equity	(2,143)	800
Noncontrolling interest	-	23
Total stockholders' equity	(2,143)	823
Total liabilities and stockholders' equity	$8,737	$9,440

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(2,884)	$(2,678)	$178
Non-cash items included in net (loss) income:
Goodwill impairment	1,430	2,168	-
Depreciation and amortization	267	279	101
Intangible assets impairment	162	-	-
Loss on disposal of APP	101	-	-
Debt issuance cost amortization	313	36	13
Other asset impairment	18	58	1
Stock-based compensation charges	20	44	23
Deferred taxes	12	21	7
Actuarial pension loss (gain)	6	47	(5)
Other non-cash items	-	-	(6)
Changes in operating assets and liabilities, net of effects of businesses acquired (disposed):
Accounts receivable	(205)	300	91
Contracts in progress, net of advance billings on contracts	(627)	(278)	(450)
Inventory	(24)	-	-
Accounts payable	497	(156)	105
Other current and non-current assets	(16)	63	(22)
Investments in unconsolidated affiliates	(12)	(9)	14
Other current and non-current liabilities	(34)	34	86
Total cash (used in) provided by operating activities	(976)	(71)	136

Cash flows from investing activities:
Business combinations, net of cash acquired	(7)	(2,374)	-
Proceeds from asset disposals, net	83	69	56
Purchases of property, plant and equipment	(92)	(86)	(119)
Advances related to proportionately consolidated consortiums	(258)	(241)	-
Investments in unconsolidated affiliates	(4)	(16)	(2)
Total cash used in investing activities	(278)	(2,648)	(65)

Cash flows from financing activities:
Revolving credit facility borrowings	2,451	-	-
Revolving credit facility repayments	(1,650)	-	-
Structured equipment financing	32	-	-
Proceeds from debt	800	3,560	-
Repayment of debt and finance lease obligations	(39)	(545)	(235)
Proceeds from issuance of redeemable preferred stock	-	290	-
Dividends paid to holders of redeemable preferred stock	-	(3)	-
Advances related to equity method joint ventures and proportionately consolidated consortiums	237	158	-
Debt and letter of credit issuance costs	(160)	(217)	(21)
Redeemable preferred stock issuance costs	-	(18)	-
Debt extinguishment costs	-	(10)	-
Repurchase of common stock	(4)	(14)	(7)
Acquisition of NCI	-	-	(11)
Distributions to joint venture members	(43)	-	(1)
Total cash provided by (used in) financing activities	1,624	3,201	(275)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(45)	-
Net increase in cash, cash equivalents and restricted cash	348	437	(204)
Cash, cash equivalents and restricted cash at beginning of period	845	408	612
Cash, cash equivalents and restricted cash at end of period	$1,193	$845	$408

Supplemental Cash Flow Information:
Cash paid for interest	283	212	50
Cash paid for income taxes, net	96	141	45
Supplemental Disclosure of Noncash Investing Activities:
Assets acquired through capital lease	-	72	-
Supplemental Disclosure of Noncash Financing Activities:
Capital lease	-	72	-
Vendor equipment financing	-	-	16
Note payable in connection with noncontrolling interest distribution	-	-	(5)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(In millions)
Balance at December 31, 2016	83	1,862	(227)	(67)	(95)	1,556	39	1,595
Net income (loss)	-	-	179	-	-	179	(1)	178
Other comprehensive income (loss), net of tax	-	-	-	16	-	16	-	16
Common stock issued	15	(15)	-	-	-	-	-	-
Stock-based compensation charges	-	15	-	-	-	15	-	15
Purchase of treasury shares	-	-	-	-	(7)	(7)	-	(7)
Retirement of common stock	-	(6)	-	-	6	-	-	-
Purchase of shares from NCI	-	2	-	-	-	2	(10)	(8)
Balance at December 31, 2017	98	1,858	(48)	(51)	(96)	1,761	28	1,789
Adoption of ASC 606	-	-	20	-	-	20	-	20
Balance at January 1, 2018	98	1,858	(28)	(51)	(96)	1,781	28	1,809
Net (loss) income	-	-	(2,687)	-	-	(2,687)	9	(2,678)
CB&I Combination	85	1,608	-	-	-	1,693	(14)	1,679
Other comprehensive loss, net of tax	-	-	-	(56)	-	(56)	-	(56)
Common stock issued	1	(1)	-	-	-	-	-	-
Stock-based compensation charges	-	44	-	-	-	44	-	44
Warrants	-	43	-	-		43	-	43
Accretion and dividends on redeemable preferred stock	-	-	(4)	-	-	(4)	-	(4)
Purchase of treasury shares	-	-	-	-	(14)	(14)	-	(14)
Retirement of common stock	(1)	(13)	-	-	14	-	-	-
Balance at December 31, 2018	$183	$3,539	$(2,719)	$(107)	$(96)	$800	$23	$823
Net (loss) income	-	-	(2,909)	-	-	(2,909)	25	(2,884)
Other comprehensive loss, net of tax	-	-	-	4	-	4	-	4
Common stock issued	13	(13)	-	-	-	-	-	-
Stock-based compensation charges	-	20	-	-	-	20	-	20
Warrants		5	(5)			-
Accretion and dividends on redeemable preferred stock	-	-	(60)	-	-	(60)	-	(60)
Conversion of non-controlling interest	-	2	-	-	-	2	(48)	(46)
Purchase of treasury shares	-	-	-	-	(4)	(4)	-	(4)
Retirement of common stock	(1)	(3)	-	-	4	-	-	-
Other	1	3	-	-	-	4	-	4
Balance at December 31, 2019	$196	$3,553	$(5,693)	$(103)	$(96)	$(2,143)	$-	$(2,143)

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Organization

Our business is organized into five operating groups, which represent our reportable segments consisting of: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology. See Note 24, Segment Reporting, for further discussion.

NOTE 2—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have presented our Consolidated Financial Statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These Consolidated Financial Statements reflect all wholly owned subsidiaries and those entities we are required to consolidate. See the discussion below under the caption “Joint Venture and Consortium Arrangements” in this footnote for further discussion of our consolidation policy for those entities that are not wholly owned. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Intercompany balances and transactions are eliminated in consolidation. Values presented within tables (excluding per share data) are in millions and may not sum due to rounding.

Restructuring Support Agreement and Chapter 11 Proceedings

On January 21, 2020 (the “Petition Date”), McDermott and certain of its subsidiaries (collectively, the “Debtors”): (1) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with certain of their lenders, letter of credit issuers and holders of the Senior Notes  issued by certain of the Debtors and guaranteed by McDermott and certain of the other Debtors (such lenders, letter of credit issuers and holders of the Senior Notes are referred to below as the “Consenting Parties”); and (2) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue a Joint Prepackaged Chapter 11 Plan of Reorganization of the Debtors (as proposed pursuant to the RSA, the “Plan of Reorganization”).  At the time of filing the Chapter 11 cases (the “Chapter 11 Cases”), the Debtors had the support of more than two-thirds of all of their funded debt creditors for the RSA. The Chapter 11 Cases are being jointly administered under the caption In re McDermott International, Inc., Case No. 20-30336. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates have provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”).  The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,067 million under a term loan facility consisting of (a) a $550 million tranche that was made available at closing, (b)  a $650 million tranche that was made available upon entry of the Final DIP Order (as defined in the RSA), (c) a $823 million tranche consisting of the principal amount of term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and accrued interest and fees related to term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and the New LC Facility under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing, (b) $243 million that was made available upon entry of the Final DIP Order and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”).  The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds of the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

In addition to the DIP Facilities, the RSA contemplates that, on the Effective Date, the Debtors will (1) conduct a non-backstopped equity rights offering (the “Rights Offering”) and (2) enter into new exit credit facilities (the “Exit Facilities”), as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  Accordingly, consummation of the Plan of Reorganization will require that the Debtors meet all of the conditions to completion of the Exit Facilities.

The Plan of Reorganization, which remains subject to the approval of the Bankruptcy Court, provides that, among other things, on the effective date of the Plan of Reorganization (the “Effective Date”):

•

holders of claims arising under the DIP Credit Agreement shall be paid in full, in cash, on the Effective Date, funded from the proceeds of the Lummus Technology sale or, to the extent not paid in full from the proceeds of the Lummus Technology sale:

•

holders of claims arising under the DIP Term Loans (as defined in the Plan of Reorganization) other than the Make Whole Amount (as defined in the Plan of Reorganization) shall receive cash on hand and proceeds from the Exit Facilities;

•

holders of claims arising under the DIP Term Loans constituting the Make Whole Amount shall receive their respective pro rata shares of the term loans arising under the Make Whole Tranche (as defined in the Plan of Reorganization); and

•

holders of claims arising under drawn DIP Letters of Credit (as defined in the Plan of Reorganization) that have not been reimbursed in full in cash as of the Effective Date shall receive payment in full in cash.

•

holders of DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization) shall receive participation in the Cash Secured Exit Facility (as defined in the RSA) in amounts equal to their respective DIP Cash Secured Letter of Credit Claims (as defined in the Plan of Reorganization; provided that any such cash collateral in the DIP Cash Secured LC Account (as defined in the DIP Credit Facility Term Sheet) shall collateralize the Cash Secured LC Exit Facility);

•

holders of claims arising under the DIP Letters of Credit (other than the DIP Cash Secured Letters of Credit) shall receive participation in the Super Senior Exit Facility in amounts equal to their respective DIP Letter of Credit Facility commitments;

•

holders of claims arising under the (1) 2021 LC Facility (as defined in the Plan of Reorganization), (2) the 2023 LC Facility (as defined in the Plan of Reorganization), (3) the Revolving Credit Facility (as defined in the Plan of Reorganization) and (4) the Lloyds’ LC Facility (as defined in the Plan of Reorganization) shall receive participation rights in the Roll-Off LC Exit Facility (as defined in the Plan of Reorganization) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization), depending upon the nature of such claims;

•

holders of claims arising under the Term Loan Facility and Credit Agreement Hedging Claims (as defined in the Plan of Reorganization) other than hedging obligations rolled into the DIP Facilities and the Exit Facilities, will receive pro rata shares of the Secured Creditor Funded Debt Distribution;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

holders of claims arising under the Senior Notes will receive their pro rata shares of (a) 6% of the new common equity interests in the reorganized McDermott (the “New Common Stock”), plus additional shares of New Common Stock as a result of the Prepetition Funded Secured Claims Excess Cash Adjustment (as defined in the Plan of Reorganization), subject to dilution on account of the New Warrants and a new Management Incentive Plan (each as defined in the RSA); and (b) the New Warrants;

•	holders of general unsecured claims shall either (1) have their claims reinstated or (2) be paid in full in cash;
•

each existing equity interest in any of the Debtors other than McDermott shall be reinstated or cancelled, released and extinguished without any distribution at the Debtors’ election and with the consent of the Required Consenting Lenders (as defined in the Plan of Reorganization); and

•	each existing equity interest in McDermott will be cancelled, released and extinguished without any distribution.

The deadline to vote on the Plan of Reorganization was February 19, 2020, and the results of that voting continued to reflect the support of more than two-thirds of all the Debtors’ funded debt creditors. The Bankruptcy Court has set March 12, 2020 as the date for the hearing on confirmation of the Plan of Reorganization.

The RSA contains certain covenants on the part of the Debtors and the Consenting Parties, including that the Consenting Parties, among other things, (1) vote in favor of the Plan of Reorganization in the Chapter 11 Cases and (2) otherwise support and take all actions that are necessary and appropriate to facilitate the confirmation of the Plan of Reorganization and consummation of the Debtors’ restructuring in accordance with the RSA. The RSA further provides that the Consenting Parties shall have the right, but not the obligation, to terminate the RSA upon the occurrence of certain events, including the failure of the Debtors to achieve certain milestones.

The RSA also contemplates that, on or prior to the Effective Date, we will complete the Lummus Technology sale.  In order to pursue the satisfaction of that requirement, we have entered into a Share and Asset Purchase Agreement (the “SAPA”) with a “stalking horse” bidder.  The Lummus Technology sale will be subject to the approval of the Bankruptcy Court.  Under the terms of the SAPA, the stalking horse bidder has agreed, absent any higher or otherwise better bid, to acquire the Lummus Technology business from us for a purchase price of $2.725 billion, subject to certain adjustments.  If we receive any bids that are higher or otherwise better than the terms reflected in the SAPA, we expect to conduct an auction for the Lummus Technology business on March 9, 2020.  If we consummate an alternative sale of the Lummus Technology business to any person other than the stalking horse bidder, we would be required to pay to the stalking horse bidder a break-up fee equal to 3% of the purchase price and reimburse certain expenses associated with the negotiation, drafting and execution of the SAPA. On February 24, 2020, the Bankruptcy Court approved the selection of the stalking horse bidder and the contractual protections provided to that bidder described above, as well as the bidding procedures for the ultimate sale process.

The foregoing descriptions of the RSA, the Plan of Reorganization, the DIP Facilities and the SAPA are not complete and are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed as exhibits to this report.

These Consolidated Financial Statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these Consolidated Financial Statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in these Consolidated Financial Statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. We believe that, once we receive the approval of the Plan of Reorganization by the Bankruptcy Court, our successful implementation of the Plan of Reorganization and the finalization of the Lummus Technology sale, among other factors, substantial doubt regarding our ability to continue as a going concern would be alleviated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Bidding and Proposal Costs— We began classifying bid and proposal costs in Cost of operations in our Statements of Operations in the second quarter of 2018, as a result of our realignment of commercial personnel within our operating groups in conjunction with the Combination. For periods reported prior to the second quarter of 2018, bid and proposal costs were included in Selling, general and administrative (“SG&A”) expenses. For the years ended December 31, 2018 and 2017, our SG&A expenses included bid and proposal expenses of $10 million and $37 million, respectively.

Income (Loss) from Investments in Unconsolidated Affiliates—Our Statement of Operations for the year ended December 31, 2017 reflects the reclassification of a $12 million loss from investments in unconsolidated affiliates associated with our ongoing io Oil and Gas and Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. joint ventures to Operating income to conform to our current presentation. Previously, results from these unconsolidated joint ventures were presented below Operating income, as we did not consider the activities of the unconsolidated joint ventures to be integral to our operations. Based on an expected expansion in activity of these unconsolidated joint ventures in 2018 and in the future, we now believe the activities of these unconsolidated joint ventures are integral to our ongoing operations and are most appropriately reflected in Operating income. Income (loss) from investments in unconsolidated affiliates that are not integral to our operations will continue to be presented below Operating income. See Note 10, Joint Venture and Consortium Arrangements, for further discussion of our unconsolidated joint ventures.

Reverse Common Stock Split—We amended our Amended and Restated Articles of Incorporation during the second quarter of 2018 to effect a three-to-one reverse stock split of McDermott common stock, effective May 9, 2018. Common stock, capital in excess of par, share and per share (except par value per share, which was not affected) information for all periods presented has been recast in these Consolidated Financial Statements to reflect the reverse stock split.

Pension and Postretirement Benefit Costs—In conjunction with our adoption of Accounting Standards Update (“ASU”) 2017-07 in the first quarter of 2018, we reclassified non-service costs relating to our pension and postretirement plans from SG&A to Other non-operating income (expense) for all historical periods presented. The reclassification did not result in a material impact.

Loss on Asset disposals—In the second quarter of 2019, we sold Alloy Piping Products LLC (“APP”), as discussed in Note 4, Acquisition and Disposition Transactions. Loss from the disposition of APP is included in Loss on asset disposals in our Consolidated Statements of Operations (our “Statements of Operations”). To conform to current period presentation, $3 million loss and $2 million gain on asset disposals presented in Other operating expense during the years ended December 31, 2018 and 2017, respectively, has been reclassified to Loss on asset disposals.

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with:

•	revenue recognition for our contracts, including estimating costs to complete each contract and the recognition of incentive fees and unapproved change orders and claims;
•	determination of fair value related to the embedded derivatives within the Superpriority Credit Agreement;
•	determination of fair value with respect to acquired assets and liabilities;
•	assessment of our ability to continue as a going concern;
•	classification of all of our long-term debt obligations, including finance lease obligations, as current as of December 31, 2019;
•	fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets;
•	valuation of deferred tax assets and financial instruments;
•	the determination of liabilities related to loss contingencies, self-insurance programs and income taxes;
•	the determination of pension-related obligations; and
•	consolidation determinations with respect to our joint venture and consortium arrangements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If the underlying estimates and assumptions upon which the Consolidated Financial Statements are based change in the future, actual amounts may differ from those included in the Consolidated Financial Statements.

Significant Accounting Policies

Revenue Recognition—Our revenue is primarily derived from long-term contracts with customers, and we determine the appropriate accounting treatment for each contract at inception in accordance with ASU 2014-09 (Accounting Standards Codification (“ASC”) Topic 606), Revenue from Contracts with Customers. Our contracts primarily relate to: EPCI services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and catalysts supply. An EPCI contract may also include technology licensing, and our services may be provided between or among our reportable segments.

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

•

Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in ASC Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contract costs and related revenues are generally recognized over time as work progresses due to continuous transfer to the customer. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation. Our EPCI contracts are generally deemed to be single performance obligations and our contracts with multiple performance obligations were not material as of December 31, 2019.

•

Performance Obligations Satisfied Over Time—Revenues for our contracts that satisfy the criteria for over time recognition are recognized as the work progresses. Revenues for contracts recognized over time include revenues for contracts to provide: EPCI services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and “non-generic” catalysts supply. We measure transfer of control utilizing an input method to measure progress of the performance obligation based upon the cost-to-cost measure of progress, as it best depicts the transfer of assets to the customer, with Cost of operations including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenues and is a significant factor in the accounting for such performance obligations. Significant estimates impacting the cost to complete each performance obligation are: costs of engineering, materials, components, equipment, labor and subcontracts; vessel costs; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of recognition of revenues and income. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our consolidated financial statements and related disclosures. See Note 5, Revenue Recognition, for further discussion.

•

Performance Obligation Satisfied at a Point-in-Time Method—Contracts with performance obligations that do not meet the criteria to be recognized over time are required to be recognized at a point in time, whereby revenues and gross profit are recognized only when a performance obligation is complete and a customer has obtained control of a promised asset. Revenues for contracts recognized at a point in time include our “generic” catalysts supply and certain manufactured products (which are recognized upon shipment) and certain non-engineering and non-construction oriented services (which are recognized when the services are performed). In determining when a performance obligation is complete for contracts with revenues recognized at a point in time, we measure transfer of control considering physical possession of the asset, legal transfer of title, significant risks and rewards of ownership, customer acceptance and our rights to payment. See Note 5, Revenue Recognition, for further discussion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Remaining Performance Obligations (“RPOs”)―RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for consortiums we proportionately consolidate. We do not include expected revenues of contracts related to unconsolidated joint ventures in our RPOs, except to the extent of any subcontract awards we receive from those joint ventures. Currency risks associated with RPOs which are not mitigated within the contracts are generally mitigated with the use of foreign currency derivative (hedging) instruments, when deemed significant. However, these actions may not eliminate all currency risk exposure included within our long-term contracts. RPOs may not be indicative of future operating results, and projects included in RPOs may be cancelled, modified or otherwise altered by customers. See Note 5, Revenue Recognition, for further discussion.

•

Variable Consideration―Transaction prices for our contracts may include variable consideration, which includes increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction price for liquidated damages or penalties. Change orders, claims and incentives are generally not distinct from the existing contracts due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determinations of whether to include estimated amounts in transaction prices are based largely on assessments of our anticipated performance and all information (historical, current and forecasted) reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenues on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. See Note 5, Revenue Recognition, for further discussion.

•

Loss Recognition―Revenues from customers may not cover increases in our costs or our total estimated costs. It is possible that current estimates could materially change for various reasons. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full immediately and reflected in Cost of operations in the Statements of Operations. It is possible that these estimates could change due to unforeseen events, which could result in adjustments to overall contract revenues and costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. In our Consolidated Balance Sheets (our “Balance Sheets”), accruals of provisions for estimated losses on all active uncompleted projects are included in Advance billings on contracts. See Note 5, Revenue Recognition, for further discussion.

•

Accounts Receivable and Contract Balances―The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when the services are provided or products are shipped.

•

Accounts Receivable―Any uncollected billed amounts for our performance obligations recognized over time, including contract retainages to be collected within one year, are recorded within Accounts receivable-trade, net. Any uncollected billed amounts, unbilled receivables for which we have an unconditional right to payment, and unbilled receivables for our performance obligations recognized at a point in time are also recorded within Accounts receivable-trade, net. Contract retainages to be collected beyond one year are recorded within Accounts receivable—long-term retainages. We establish allowances for doubtful accounts based on our assessments of collectability. See Note 8, Accounts Receivable, for further discussion.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Bidding and Proposal Costs―Bidding and proposal costs are generally charged to Cost of operations as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred bidding and proposal costs at December 31, 2019.

Transaction Costs—Transaction costs in 2019 primarily related to legal and other professional fees associated with the sale processes for the pipe fabrication business and the Lummus technology business and the now-terminated effort to sell our industrial storage tanks business, as well as professional and other fees associated with the Chapter 11 Cases.

Restructuring and Integration Costs—Restructuring and integration costs primarily relate to the costs to achieve our combination profitability initiative (“CPI”). See Note 12, Restructuring and Integration Costs, for further discussion.

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

Leases—We classify an arrangement as a lease at inception if we have the right to control the use of an identified asset we do not legally own for a period of time in exchange for consideration. In general, leases with an initial term of 12 months or less are not recorded on our Balance Sheet unless it is reasonably certain we will renew the lease. All leases with an initial term of more than 12 months, whether classified as operating or finance, are recorded on our Balance Sheets based on the present value of lease payments over the lease term, determined at lease commencement. Determination of the present value of lease payments requires a discount rate. We use the implicit rate in the lease agreement when available. Most of our leases do not provide an implicit interest rate; therefore, we use an incremental borrowing rate based on information available at the commencement date.

Our lease terms may include options to extend or terminate the lease. Lease expense for operating leases and the amortization of the right-of-use asset for finance leases are recognized on a straight-line basis over the lease terms, in each case taking into account such option when it is reasonably certain we will exercise that option.

We have lease agreements with lease and non-lease components, which are generally accounted for separately for all leases other than leases at our construction project sites. Non-lease components included in assets and obligations under operating leases are not material to our consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment on October 1 of each year. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value.

To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. See Note 3, Business Combination, and Note 9, Goodwill and Other Intangible Assets, for further discussion.

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

We review tangible assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the asset or asset group will be compared to its respective carrying amount to determine if an impairment exists. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 3, Business Combination, Note 9, Goodwill and Other Intangible Assets, and Note 16, Fair Value Measurements, for additional information.

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

•

Foreign Currency Rate Derivatives— We do not engage in currency speculation. However, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally apply hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses are included in AOCI until the associated underlying operating exposure impacts our earnings, at which time the impact of the hedge is recorded within the Statement of Operations line item associated with the underlying exposure. Changes in the fair value of instruments that we do not designate as cash flow hedges are recognized in the Statement of Operations line item associated with the underlying exposure.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Interest Rate Derivatives— On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement had been designated as a cash flow hedge. As of December 31, 2019, in light of the circumstances described in “—Basis of Presentation,” we believe that our hedged forecasted transaction is not probable to occur and as such, our hedge accounting has ceased and our previously recognized unrealized losses in AOCI of approximately $67 million have been reclassified into the interest expense in our Statement of Operations for the year ended December 31, 2019.

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

Each joint venture or consortium is assessed at inception and on an ongoing basis as to whether it qualifies as a Variable Interest Entity (“VIE”) under the consolidations guidance in ASC Topic 810, Consolidations. A venture generally qualifies as a VIE when it (1) meets the definition of a legal entity, (2) absorbs the operational risk of the projects being executed, creating a variable interest, (3) lacks sufficient capital investment from the co-venturers, potentially resulting in the joint venture or consortium requiring additional subordinated financial support to finance its future activities, (4) structured with non-substantive voting rights, and (5) the equity holders, as a group, lack the characteristics of a controlling financial interest.

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

We account for unconsolidated joint ventures and consortium arrangements using either (1) proportionate consolidation for both the Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so, or (2) the equity method. For incorporated unconsolidated joint ventures and consortiums where we utilize the equity method of accounting, we record our share of the profit or loss of the investments, net of income taxes, in the Statements of Operations. Results from unconsolidated joint ventures that are deemed to be integral to our operations are recorded within Income (loss) from investments in unconsolidated affiliates in the Statements of Operations, and results from any other joint ventures are recorded within Non-operating loss from investments in unconsolidated affiliates in the Statements of Operations. We evaluate our equity method investments for impairment when events or changes in circumstances indicate the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of our investment to the carrying value of our investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment. See Note 10, Joint Venture and Consortium Arrangements, for further discussion.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On a periodic and ongoing basis, we evaluate our net DTAs (including our NOL DTAs) and assess the appropriateness of our VAs. A VA is provided to offset any net DTAs if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates it is more likely than not a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences which will result in future taxable income, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock—We issued Redeemable Preferred Stock and Series A Warrants in a private placement in 2018 (See Note 21, Redeemable Preferred Stock, for further discussion). Total net consideration, after deduction for direct issuance costs, was allocated to the Redeemable Preferred Stock and the Series A Warrants based on their relative fair value. We may redeem the Redeemable Preferred Stock at any time, and the Redeemable Preferred Stock is contingently redeemable at the option of the holders after seven years or upon a change of control. As a result of the holders’ contingent redemption rights that are outside of our control, our Redeemable Preferred Stock is classified outside of stockholders’ equity in the mezzanine section of our Balance Sheet.

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

In conjunction with the private placement, we also issued Series A Warrants to purchase a number of shares of our common stock. Our Series A Warrants are considered standalone financial instruments and are recorded within stockholder’s equity. Equity classified Series A Warrants are recognized based on the allocated consideration on the date of issuance, recorded in Capital in excess of par value and not re-measured.

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

We elected to apply certain practical expedients allowed upon the adoption of this ASU, which, among other things, allowed us to: not reassess whether any expired or existing contracts contain leases; carry forward the historical lease classification; and not have to reassess any initial direct cost of any expired or existing leases. Adoption of the new standard resulted in the recording of Operating lease right-of-use assets, Current portion of long-term lease obligations and Long-term lease obligations of approximately $424 million, $101 million and $342 million, respectively, as of January 1, 2019. The adoption of this ASU did not have a material impact on our Statement of Operations, Consolidated Statement of Cash Flows (“Statement of Cash Flows”) or the determination of compliance with financial covenants under our current debt agreements. See Note 14, Lease Obligations, for further discussion.

Income Taxes—In January 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220). This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Consolidated Financial Statements and related disclosures.

Derivatives—In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU includes financial reporting improvements related to hedging relationships to better report the economic results of an entity’s risk management activities in its financial statements. Additionally, this ASU makes certain improvements to simplify the application of the hedge accounting guidance. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Consolidated Financial Statements. See Note 17, Derivative Financial Instruments, for related disclosures.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of benchmark interest rates permitted in the application of hedge accounting. This ASU permits the use of an OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. We adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the Consolidated Financial Statements and related disclosures. See Note 17, Derivative Financial Instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Guidance Issued but Not Adopted as of December 31, 2019

Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. A valuation account, allowance for credit losses, will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This ASU is effective for interim and annual periods beginning after December 15, 2019. We are adopting the new standard effective January 1, 2020.

We are currently finalizing our methodology, process and controls associated with estimating expected credit losses as prescribed in ASU 2016-13. Based on our developed method, which considers historical credit losses and the probability of default for relevant counterparties, the overall impact of the adoption of ASC 326 is not expected to have a material impact on our future consolidated financial statements and related disclosures.

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

Consolidation—In October 2018, the FASB issued ASU No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”).  This ASU amends the guidance for determining whether a decision-making fee is a variable interest, which requires companies to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The ASU is effective for annual and interim periods beginning after December 15, 2019. We are adopting the new standard effective January 1, 2020. The adoption of this ASU is not expected to have a material impact on our future consolidated financial statements and related disclosures.

Collaborative Arrangements—In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2019. We are adopting the new standard effective January 1, 2020. The adoption of this ASU is not expected to have a material impact on our future consolidated financial statements and related disclosures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transaction Accounting―The Combination was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. McDermott is considered the acquirer for accounting purposes based on the following facts at the Combination Date: (1) McDermott’s stockholders owned approximately 53 percent of the combined business on a fully diluted basis; (2) a group of McDermott’s directors, including the Chairman of the Board, constituted a majority of the Board of Directors; and (3) McDermott’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer continued in those roles immediately after the completion of the Combination. The series of transactions resulting in McDermott’s acquisition of CB&I’s entire business is being accounted for as a single accounting transaction, as such transactions were entered into at the same time in contemplation of one another and were collectively designed to achieve an overall commercial effect.

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

The following summarizes our final purchase price allocation at the Combination Date (in millions):

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(5)

Other intangible assets are reflected in the table below and recorded at estimated fair value, as determined by our management, based on available information, which includes final valuations prepared by external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	May 10, 2018
	Fair value	Useful Life Range	Weighted Average Useful Life
	(In millions)
Process technologies	$511	10-30	27
Trade names	400	10-20	12
Customer relationships	126	4-11	10
Trademarks	26	10	10
Total	$1,063

(6)

Goodwill resulted from the acquired established workforce, which does not qualify for separate recognition, as well as expected future cost savings and revenue synergies associated with the combined operations. Of the $5 billion of goodwill recorded in conjunction with the Combination, $2.7 billion, $461 million, $50 million, $52 million and $1.7 billion was allocated to our NCSA, EARC, MENA, APAC and Technology reporting segments, respectively. Approximately $1.7 billion of the opening goodwill balance is deductible for tax purposes. See Note 9, Goodwill and Other Intangible Assets, for our discussion of impairment charges recorded during 2019 and our changes in estimates.

Impact on RPOs—CB&I RPOs totaled approximately $8.3 billion at the Combination Date, after considering conforming accounting policies and project adjustments for acquired in-process projects.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma financial information reflects the Combination and the related events as if they occurred on January 1, 2017 and gives effect to pro forma events that are directly attributable to the Combination, factually supportable, and expected to have a continuing impact on our combined results, following the Combination. The pro forma financial information includes adjustments to: (1) include additional intangibles amortization, investment in unconsolidated affiliates-related amortization, depreciation of property, plant and equipment and net interest expense associated with the Combination; (2) exclude restructuring, integration and transaction costs and debt extinguishment costs that were included in McDermott and CB&I’s historical results and are expected to be non-recurring; and (3) reflect adjustments to 2017 cost of operations for CB&I’s pension actuarial gains and losses to conform to McDermott’s mark-to-market pension accounting policy. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined business operations following the Combination.

	Year ended December 31,
	2018 (1)	2017 (1)
	(In millions, except per share amounts)
Pro forma revenue	$9,208	$9,658
Net (loss) income attributable to common stockholders	(2,523)	(1,189)
Pro forma net loss per share attributable to common stockholders
Basic	$(13.94)	$(6.57)
Diluted	$(13.94)	$(6.57)

Basic (2)	181	181
Diluted	181	181

(1)	Adjustments, net of tax, included in the pro forma net income above that were of a non-recurring nature include:

2018—elimination of (1) restructuring and integration costs ($112 million); (2) transaction costs ($37 million); and (3) debt extinguishment costs ($11 million); and

2017—elimination of restructuring costs ($81 million).

These pro forma results exclude the effect of adjustments to the opening balance sheet associated with fair value purchase accounting estimates.

(2)

Pro forma net (loss) income per share was calculated using weighted average basic and diluted shares outstanding during 2018. The effects of restricted stock, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for 2018 and 2017, due to the net losses in those periods.

NOTE 4— ACQUISITION AND DISPOSITION TRANSACTIONS

Siluria Technologies acquisition—On July 15, 2019, we acquired the assets of Siluria Technologies (“Siluria”), including various intellectual property and research and development assets, for approximately $7 million. In connection with the acquisition we recorded approximately $6 million of intangible assets within our Technology segment.

APP disposition—On June 27, 2019, we completed the sale of APP, the distribution and manufacturing arm of our pipe fabrication business, previously included in our NCSA segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loss on the APP sale is included in Loss on asset disposals in our Statement of Operations and is summarized as follows:

(In millions)
Assets
Inventory	$69
Property and equipment	25
Goodwill	90
Other assets	11
Assets sold	$195

Liabilities
Accounts payable	$8
Other liabilities	3
Liabilities sold	$11

Net assets sold	$184

Sale proceeds (net of transaction costs of $2)	83

Loss on net assets sold	$101

Results of APP’s operations during the years ended December 31, 2019 and 2018 were not material to McDermott, as a whole. We are continuing to pursue the sale of the remaining portion of the pipe fabrication business, subject to approval by our Board of Directors.

NOTE 5—REVENUE RECOGNITION

Remaining Performance Obligations (“RPOs”)

Our RPOs by segment were as follows:

	December 31, 2019		December 31, 2018
	(Dollars in millions)
NCSA	$7,070	38%	$5,649	52%
EARC	3,415	18%	1,378	12%
MENA	6,047	33%	1,834	17%
APAC	1,487	8%	1,420	13%
Technology	619	3%	632	6%
Total	$18,638	100%	$10,913	100%

Of the December 31, 2019 RPOs, we expect to recognize revenues as follows:

	2020	2021	Thereafter
	(In millions)
Total RPOs	$9,512	$4,959	$4,167

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Disaggregation

Our revenue by product offering, contract types and revenue recognition methodology was as follows:

	Year ended December 31,
	2019 (2)	2018 (2)	2017 (2)
	(In millions)
Revenue by product offering:
Offshore and subsea	$2,845	$2,289	$2,985
LNG	1,445	1,309	-
Downstream (1)	3,173	2,224	-
Power	968	883	-
	$8,431	$6,705	$2,985

Revenue by contract type:
Fixed price	$6,835	$5,239	$2,895
Reimbursable	926	1,004	-
Hybrid	485	260	-
Unit-basis and other	185	202	90
	$8,431	$6,705	$2,985

Revenue by recognition methodology:
Over time	$8,283	$6,628	$2,985
At a point in time	148	77	-
	$8,431	$6,705	$2,985
(1)	Includes the results of our Technology operating group.
(2)	Intercompany amounts have been eliminated in consolidation.

Other

During 2019, we recognized approximately $144 million of revenues resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our NCSA segment. Revenues reported for 2019 include a $121 million settlement of claims on a substantially complete project.

During 2018, we recognized $81 million of revenues primarily resulting from changes in transaction prices during the first half of 2018 associated with performance obligations satisfied in prior periods, mainly in our APAC and MENA segments. The change in transaction prices primarily related to reimbursement of costs incurred in prior periods.

Revenues recognized during 2019 with respect to amounts included in our Advance billings on contracts balance as of December 31, 2018 were approximately $1.6 billion.

Unapproved Change Orders, Claims and Incentives

Unapproved Change Orders, Claims and Incentives—As of December 31, 2019, we had unapproved change orders and claims included in transaction prices aggregating to approximately $231 million, of which approximately $60 million was included in our RPO balance. As of December 31, 2018, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $428 million, of which approximately $130 million was included in our RPO balance.

Incentives—As of December 31, 2019, we had incentives included in transaction prices for our projects aggregating to approximately $218 million, primarily associated with our Cameron LNG project, of which approximately $28 million was included in our RPO balance. As of December 31, 2018, we did not have any material incentives included in transaction prices for our projects.

The amounts recorded in contract prices and recognized as revenues reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loss Projects

Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2019 was $124 million and included $45 million related to the Cameron LNG project. Our accrual of provisions for estimated losses on active uncompleted contracts as of December 31, 2018 was $266 million and primarily related to the Cameron LNG, Freeport LNG Trains 1 & 2, Calpine and Abkatun-A2 projects. Our Freeport LNG Train 3 project is not anticipated to be in a loss position.

Our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico for Pemex (“Line 1 and Line 10”), Asheville power plant project for a unit of Duke Energy Corp. and pipeline design and EPCI project for Rota 3 gas export system in Brazil (“Rota 3 pipeline project”) were also determined to be in substantial loss positions as of December 31, 2019, as discussed further below. The Abkatun-A2 project was substantially completed as of December 31, 2019.

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

Summary information for our significant ongoing loss projects as of December 31, 2019 is as follows:

Cameron LNG―At December 31, 2019, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 87% complete on a post-Combination basis (approximately 96% on a cumulative basis) and had an accrued provision for estimated losses of approximately $45 million. During 2019, we recognized approximately $180 million of increases in cost estimates on this project, primarily resulting from poor labor productivity and increases in construction and subcontractor costs. The impact of this charge was offset by recognition in 2019 of $200 million of incentives related to the projected achievement of progress milestones.

Freeport LNG―At December 31, 2019, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 97% complete on a post-Combination basis (approximately 99% on a cumulative basis) and had an accrued provision for estimated losses of approximately $8 million. During 2019, the project was negatively impacted by $127 million of increases in cost estimates, primarily resulting from increases in construction and subcontractor costs. During 2019, we also recognized approximately $5 million of incentive revenues on this project.

During 2019, Freeport LNG Train 3 was negatively impacted by $8 million of changes in cost estimates and remained in the profitable position as of December 31, 2019.

During 2019, the Freeport LNG project, as a whole, had an overall negative $130 million impact on operating margin.

Rota 3 pipeline project―As of December 31, 2019, our project in Brazil involving the design and detailed engineering, procurement, construction and installation of a rigid concrete coated gas pipeline export system (being performed by our NCSA operating group) was approximately 66% complete and had an accrued provision for estimated losses of approximately $26 million. During the third and fourth quarters of 2019, the project was negatively impacted by charges of $78 million, primarily due to changes in cost estimates and additional charges associated with equipment downtime. The project is expected to be completed in the second quarter of 2020.

Asheville power plant project―As of December 31, 2019, our power project located in Arden, North Carolina (being performed by our NCSA operating group) was approximately 98% complete and had an accrued provision for estimated losses of approximately $1 million. During 2019, the project was negatively impacted by charges of $97 million, net, primarily due to increases in labor and subcontractor costs, partially offset by a settlement of a claim. The project is expected to be completed in the first quarter of 2020.

Line 1 and Line 10―As of December 31, 2019, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 99% complete and had an accrued provision for estimated losses of approximately $1 million. During 2019, the project was negatively impacted by $32 million of changes in cost estimates associated with unexpected schedule extensions, resulting in additional vessel and labor costs. The project is expected to be completed in the first quarter of 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—PROJECT CHANGES IN ESTIMATES

Our RPOs for each of our operating groups generally consist of several hundred contracts, and our results may be impacted by changes in estimated margins. The following is a discussion of our most significant changes in cost estimates that impacted 2019, 2018 and 2017 segment operating results. For discussion of significant changes in estimates resulting from changes in transaction prices, see Note 5, Revenue Recognition.

2019

Segment operating results in 2019 were impacted by unfavorable changes in cost estimates totaling approximately $700 million, primarily in our NCSA segment. Unfavorable changes in estimates in our EARC (primarily on the Tyra Redevelopment project) and APAC (primarily on the project for the Pan Malaysia field development) segments of approximately $45 million and $40 million, respectively, were partially offset by favorable changes in our MENA segment of approximately $74 million.

NCSA—Our segment results in 2019 were negatively impacted by net unfavorable changes in cost estimates aggregating approximately $689 million. The net unfavorable changes were due to cost increases on:

•	the Cameron LNG project – $180 million;
•	the Freeport LNG project, as a whole – $138 million;
•	Power projects, including the Asheville project - $144 million;
•	Downstream petrochemical projects – $44 million;
•	the Calpine project - $28 million;
•	the Abkatun-A2, Line 1 and Line 10 and Xanab projects for Pemex – $46 million;
•	the Rota 3 pipeline project – $78 million; and
•	various other projects.

See Note 5, Revenue Recognition, for further discussion of our Freeport LNG project, as a whole, and the Asheville power plant, Rota 3 pipeline and Pemex Line 1 and Line 10 projects.

2018

Segment operating income in 2018 was impacted by net favorable changes in estimates totaling approximately $29 million, primarily in our MENA and APAC segments, partially offset by our NCSA segment.

NCSA—Our segment results for the year ended December 31, 2018 were negatively impacted by net unfavorable changes in estimates aggregating approximately $190 million, primarily due to cost increases on our Cameron LNG and Calpine loss projects in the United States and the Abkatun-A2 platform project in Mexico (see Note 5, Revenue Recognition for discussion), partially offset by savings on various projects in the United States.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the totals of such amounts shown in the Consolidated Statements of Cash Flows.

	2019	2018
	(In millions)
Cash and cash equivalents	$800	$520
Restricted cash and cash equivalents (1)	393	325
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$1,193	$845

(1)	Our restricted cash balances primarily served as cash collateral deposits for our letter of credit facilities. See Note 13, Debt, for further discussion.

NOTE 8—ACCOUNTS RECEIVABLE

Accounts Receivable—Trade, Net―Our trade receivable balances at December 31, 2019 and 2018 included the following:

	December 31,
	2019	2018
	(In millions)
Contract receivables (1)	$969	$794
Retainages (2)	148	155
Less allowances	(30)	(17)
Accounts receivable—trade, net	$1,087	$932
(1)

Unbilled receivables for our performance obligations recognized at a point in time are recorded within accounts receivable and were approximately $44 million and $31 million as of December 31, 2019 and 2018, respectively.

(2)

Retainages classified within Accounts receivable-trade, net are amounts anticipated to be collected within one year and as to which we have an unconditional right to collect from the customer, subject only to the passage of time. Retainages anticipated to be collected beyond one year are classified as Accounts receivable long-term retainages on our Balance Sheet and totaled $24 million, of which $18 million and $6 million are anticipated to be collected in 2021 and thereafter, respectively.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Our goodwill balance is attributable to the excess of the purchase price over the fair value of net assets acquired in connection with the Combination. The changes in the carrying amount of goodwill by reporting units, which represent our reporting segments, for 2019 were as follows:

	NCSA	EARC	MENA	Technology	Total
	(In millions)
Balance as of December 31, 2018 (1)	$1,041	$421	$46	$1,146	$2,654
Adjustments to finalize purchase accounting estimates (2)	160	-	4	4	168
Allocation to APP disposition	(90)	-	-	-	(90)
Currency translation adjustments	-	(5)	-	(11)	(16)
Goodwill impairment	(1,111)	(319)	-	-	(1,430)
Balance as of December 31, 2019	$-	$97	$50	$1,139	$1,286

(1)

As of December 31, 2018, we had approximately $2.2 billion of cumulative impairment charges recorded in conjunction with our impairment assessment performed during the fourth quarter of 2018, as previously described in the 2018 Form 10-K.

(2)	Our purchase accounting allocation was finalized in the second quarter of 2019. See Note 3, Business Combination, for further discussion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment Assessment— During the third quarter of 2019, we experienced significant and sustained deterioration in our enterprise market capitalization due to a decline in the trading price of our common stock. In addition, during the third quarter of 2019, we recognized incremental unfavorable changes in cost estimates to complete the Cameron and Freeport LNG projects (see Note 5, Revenue Recognition, and Note 6, Project Changes in Estimates, for discussion), which resulted in a deterioration in our future cash flow expectations and an increase in our associated risk assumptions. As a result of these triggering events and circumstances, we determined that it was more likely than not that the fair values of our reporting units were below their respective carrying values. Accordingly, we performed an interim quantitative impairment assessment as of August 31, 2019 on our NCSA, EARC, MENA and Technology reporting units.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method), as we believed this was the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement, and included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each reporting unit.

The discounted cash flow analysis for each of our reporting units included forecasted cash flows over a five-year forecast period (2020 through 2024), with our updated 2019 management budget used as the basis for our projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near-term prospects and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Our assessment took into consideration the incremental changes in project estimates discussed above and reflected the increased market risk surrounding the award and execution of future projects. We also adjusted our cost of capital assumptions to be in-line with recent market indicators for our company and industry.

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

Key assumptions used in deriving the reporting units’ fair values in our interim quantitative impairment assessment were as follows:

	Discount rate	Compound annual growth rate	Terminal growth rate
NCSA	33.0%	29%	2%
EARC	33.5%	46%	2%
MENA	34.0%	17%	2%
Technology	15.0%	8%	2%

During the fourth quarter of 2019, we identified indicators of impairment related to the goodwill allocated to our EARC reporting unit, primarily driven by further deterioration in the actual financial performance during 2019, reduced attributable cash flows reflected in our 2020 management budget and an increase in our discount rate assumption from 33.5% to 35.5%. To determine the fair value of EARC as of December 31, 2019 and test for impairment, we utilized an income approach (discounted cash flow method), discussed above. The discounted cash flow analysis for EARC included forecasted cash flows over a five-year forecast period (2020 through 2024), with our updated 2020 management budget used as the basis for our projections. These forecasted cash flows took into consideration historical and recent results, EARC backlog and near-term prospects and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate (35.5%) was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value. Based on our quantitative assessment, goodwill associated with our EARC reporting unit was further impaired by $59 million in the fourth quarter of 2019, and the remaining EARC goodwill balance was $97 million as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the August 2019 impairment test, during the fourth quarter of 2019, we identified further triggers indicating impairment of the NCSA trade names intangible asset and the EARC process technologies intangible asset, primarily driven by a deterioration in attributable cash flows as reflected in our 2020 management budget. We utilized an income approach to estimate the updated fair values of the NCSA trade names and EARC process technologies intangible assets as of December 31, 2019, resulting in impairments of $17 million and $2 million, respectively.

Following the impact of the 2019 impairment charges and reductions to the carrying value, the impact of this change in the useful life for the NCSA trade names intangible asset was not material to the operating results in 2019 and is expected to result in lower amortization expense in 2020 and 2021 by approximately $15 million and $21 million, respectively.

Our other intangible assets at December 31, 2019 and 2018, including the December 31, 2019 weighted-average useful lives, were as follows:

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Process technologies	27	$509	$(36)	$473	$514	$(14)	$500
Trade names	13	212	(31)	181	401	(23)	378
Customer relationships	10	123	(47)	76	129	(23)	106
Trademarks	10	26	(5)	21	27	(2)	25
Total (1)	21	$870	$(119)	$751	$1,071	$(62)	$1,009

(1)

The decrease in other intangible assets during 2019 primarily related to an impairment charge of $159 million, amortization expense of $87 million, intangible assets allocated to the disposition of APP and the impact of foreign currency translation, partially offset by an increase of approximately $6 million due to the acquisition of the assets of Siluria, discussed in Note 4, Acquisition and Disposition Transactions.   Amortization expense is anticipated to be $75 million, $64 million, $52 million, $51 million and $50 million for 2020, 2021, 2022, 2023 and 2024, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our project-related intangibles at December 31, 2019 and 2018, including the December 31, 2019 weighted-average useful lives, were as follows:

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Project-related intangible assets	4	$246	$(198)	$48	$259	$(122)	$137
Project-related intangible liabilities	2	(109)	99	(10)	(109)	43	(66)
Total (1)		$137	$(99)	$38	$150	$(79)	$71

(1)

The decrease in project-related intangible assets during 2019 primarily related to net amortization expense of $34 million, impairment of $3 million and the impact of foreign currency translation. Net amortization expense is anticipated to be $22 million, $5 million, $8 million and $2 million for 2020, 2021, 2022 and 2023, respectively.

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
•

CCS JV s.c.a.r.l.—We have a joint venture with Saipem and Chiyoda (MDR—24.983% / Saipem— 74.949% / Chiyoda— 0.068%) for the turnkey construction of two natural gas liquefaction trains and the relevant supporting structures in the Republic of Mozambique.

The following table presents summarized balance sheet information for our share of our proportionately consolidated consortiums:

	December 31, 2019	December 31, 2018
	(In millions)
Current assets (1)	$529	$299
Non-current assets	6	10
Total assets	$535	$309

Current liabilities	$671	$992

(1)

Our consortium arrangements may allow for excess working capital of the consortium to be advanced to the consortium participants. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a consortium may have advances to its participants which are reflected as an advance receivable within current assets of the consortium. As of December 31, 2019 and 2018, Accounts receivable—other included $41 million and $44 million, respectively, related to our proportionate share of advances from the consortiums to the other consortium participants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, Accrued liabilities on the Balance Sheets included $29 million and $53 million, respectively, related to advances from these consortiums.

Collaborative Arrangement— The following is a summary description of our significant consortium that has been deemed a collaborative arrangement, in which we are not the primary beneficiary and we record our share of the consortium’s revenues, costs and profits:

•

McDermott/Zachry/Chiyoda—We have a consortium with Zachry and Chiyoda to perform EPC work for a natural gas liquefaction facility in Sabine Pass, Texas. The collaborative arrangement includes an underlying primary consortium with all three parties sharing equal interests. This primary consortium has subcontract relationships with a separate consortium between Zachry and McDermott, with equal interests and separate scopes of work to be executed by each consortium party.

The following table presents summarized balance sheet information for our share of that proportionately consolidated collaborative arrangement:

December 31, 2019
(In millions)
Current assets	$180
Non-current assets	-
Total assets	$180

Current liabilities	$175

Equity Method Joint Ventures—The following is a summary description of our significant joint ventures accounted for using the equity method:

•

Chevron Lummus Global, L.L.C. (“CLG”)—We have a 50%/50% joint venture with a unit of Chevron Corporation which provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. As sufficient capital investments in CLG have been made by the joint venture participants, it does not qualify as a VIE.

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

•

McDermott/CTCI—We have a 50%/50% joint venture with CTCI to perform EPC work for a liquids ethylene cracker and associated units at Sohar, Oman. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. Our joint venture arrangement allows for excess working capital of the joint venture to be advanced to the joint venture participants. Such advances are returned to the joint venture for working capital needs as necessary. As of December 31, 2019 and 2018, Accrued liabilities on our Balance Sheet included $95 million related to advances from this joint venture.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with fair value adjustments recorded to Investments in unconsolidated affiliates in conjunction with the Combination was $11 million and $12 million for the years ended December 31, 2019 and 2018, respectively.

Dividends received from our equity method joint ventures were approximately $22 million and $4 million in 2019 and 2018, respectively. There were no dividends received in 2017.

Consolidated Joint Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designations as VIEs for which we are the primary beneficiary:

•

McDermott/Orano— We have a joint venture with Orano, of which we own 70% and Orano owns 30%, relating to a mixed oxide fuel fabrication facility in Aiken, South Carolina. In addition, we have a profit sharing agreement to transfer to Orano 18% of the profits attributable to us. The project was substantially complete as of December 31, 2019. In the fourth quarter of 2019, we made a $25 million disbursement to Orano in partial settlement of its non-controlling interest.

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

The following table presents summarized balance sheet information for our consolidated joint ventures, including other consolidated joint ventures that are not individually material to our financial results:

	December 31, 2019	December 31, 2018
	(In millions)
Current assets	$39	$102
Non-current assets	16	15
Total assets	$55	$117

Current liabilities	$120	$138

Other— The use of joint ventures and consortiums exposes us to a number of risks, including the risk that the third-party joint venture or consortium participants may be unable or unwilling to provide their share of capital investment to fund the operations of the joint venture or consortium or complete their obligations to us, the joint venture or consortium, or ultimately, our customer. Differences in opinions or views among joint venture or consortium participants could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of a joint venture or consortium. In addition, agreement terms may subject us to joint and several liability for the third-party participants in our joint ventures or consortiums, and the failure of any of those third parties to perform their obligations could impose additional performance and financial obligations on us. These factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—SUPPLEMENTAL BALANCE SHEET DETAIL

The components of property, plant and equipment, other current assets, and other current and non-current liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In millions)
Property, plant and equipment
Marine vessels	$1,723	$1,686
Construction and other equipment	643	704
Buildings	296	292
Company equipment under construction	204	99
Assets under finance lease	59	75
Land	39	41
Other	282	185
Total property, plant and equipment	3,246	3,082
Accumulated depreciation (1)	(1,117)	(1,015)
Property, plant and equipment, net	$2,129	$2,067

Accrued liabilities
Accrued contract costs	$767	$796
Advances from equity method and proportionally consolidated joint ventures and consortiums (2)	124	148
Income taxes payable	70	69
Accrued interest payable	126	32
Other accrued liabilities (3)	571	519
Accrued liabilities	$1,658	$1,564

Other non-current liabilities
Pension, post-retirement medical and other employee benefit obligations	$338	$324
Self-insurance reserve	76	80
Income tax reserves	84	86
Other (4)	285	174
Other non-current liabilities	$783	$664

(1)

Our depreciation expense was approximately $128 million, $115 million and $93 million in 2019, 2018 and 2017, respectively. For a discussion relating to impairments of marine-vessel-related property, plant and equipment, see Note 16, Fair Value Measurements.

(2)	Represents advances from our joint ventures and consortiums in which we participate. See Note 10, Joint Venture and Consortium Arrangements for further discussion.
(3)	Represents various accruals that are individually less than 5% of total current liabilities.
(4)	Includes $129 million in 2019 and $17 million in 2018 associated with accrued liabilities incurred in connection with the Amazon Modification Agreements, as defined in Note 14, Lease Obligations.

Interest Capitalization—We incurred interest of $749 million, $270 million and $67 million and capitalized $7 million, $4 million and $2 million of interest in 2019, 2018 and 2017, respectively. The capitalized interest primarily related to information technology projects and vessels under construction.

NOTE 12—RESTRUCTURING AND INTEGRATION COSTS AND TRANSACTION COSTS

2019— Restructuring and integration costs were $114 million, and included change-in-control, severance, professional fees and costs of settlement of litigation, as well as costs to achieve our combination profitability initiative (“CPI”) program. We launched the CPI program in the second quarter of 2018, with the goal of realizing transformative cost savings across our business. The program incorporates the activities of our Fit 2 Grow program previously announced in the fourth quarter of 2017 and targets a significant improvement in cost controls across five main opportunity areas: (1) procurement and supply chain; (2) systems, applications and support; (3) assets and facilities; (4) perquisites, travel and other; and (5) workforce efficiency. Our accrued liability associated with these costs was not material as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transaction costs were $57 million and primarily related to legal and other professional fees associated with the sale processes for the  pipe fabrication business and the Lummus technology business and the now-terminated effort to sell our industrial storage tanks business, as well as professional and other fees associated with the Chapter 11 Cases. Our accrued liability associated with transaction costs was approximately $6 million as of December 31, 2019.

2018—Restructuring and integration costs were $134 million and primarily related to costs to achieve our CPI program. Transaction costs were $48 million and related to professional service fees (including audit, legal and advisory services) associated with the Combination. Our accrued liability associated with these costs was not material as of December 31, 2018.

2017—No restructuring, integration or material transaction costs were incurred.

Restructuring and integration costs and transaction costs are recorded within our Corporate operating results.

NOTE 13—DEBT

The carrying values of our long-term debt obligations are as follows:

	December 31,
	2019	2018
	(In millions)
Current
Revolving credit facility	$801	$-

New Term Facility	$746	$-
Term Facility	2,220	23
10.625% senior notes	1,300	-
Structured equipment financing	32	-
North Ocean 105 construction financing	8	8
Less: unamortized debt issuance costs	-	(1)
Current debt, net of unamortized debt issuance costs	4,306	30

Long-term
Term Facility	$-	$2,243
10.625% senior notes	-	1,300
North Ocean 105 construction financing	-	16
Less: current maturities of long-term debt	-	(30)
Less: unamortized debt issuance costs	-	(136)
Long-term debt, net of unamortized debt issuance costs	$-	$3,393

As a result of the debt compliance matters discussed below, and substantial doubt regarding our ability to continue as a going concern, we determined that the classification of all of our long-term debt obligations, including finance lease obligations, was current as of December 31, 2019. Accordingly, those obligations have been recorded within Current Liabilities on the Balance Sheet.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of the Superpriority Credit Agreement, we were provided access to $650 million of capital, comprised of $550 million under the New Term Facility, before reduction for related fees and expenses, and $100 million under the New LC Facility (“Tranche A”).

On December 1, 2019, we entered into Amendment No. 1 to the Superpriority Credit Agreement (the “Superpriority Amendment”), which amended the Superpriority Credit Agreement to, among other things: (1) waive certain conditions precedent to the Tranche B funding to facilitate such funding; (2) provide for the acknowledgement and consent by the lenders under the Superpriority Credit Agreement of our compliance with required business plan milestones; and (3) modify the cross-default provisions contained in the Superpriority Credit Agreement related to the failure to pay interest on the Senior Notes. Upon signing of the Superpriority Amendment and in connection with the funding of Tranche B under the Superpriority Credit Agreement, we were provided with access to $350 million of capital, comprised of $250 million under the New Term Facility and $100 million under the New LC Facility (“Tranche B”).

Certain features within the Superpriority Credit Agreement were identified as embedded derivatives and, therefore, bifurcated. The fair value of the embedded derivatives, which was determined using a discounted cash flow approach, was $60 million as of October 21, 2019. The embedded derivatives were recognized as a reduction to the debt outstanding under the Superpriority Credit Agreement and recorded in accrued liabilities. The fair value of the embedded derivatives, re-measured as of December 31, 2019, was $28 million. Changes in fair value have been recorded in interest expense, net. The inputs to the fair value measurement of the embedded derivatives are unobservable and reflect our estimates of forward yield, using a risk-free rate and a USD Energy CCC yield curve and thus represent a level 3 input.

As of December 31, 2019, we had $800 million in borrowings outstanding under the New Term facility, prior to bifurcation of $60 million of embedded derivatives discussed above, and there were $200 million of letters of credit issued (or deemed issued) under the New LC Facility.

On January 9, 2020, we entered into Amendment No. 2 to the Superpriority Agreement (the “Superpriority Amendment No. 2”). The Superpriority Amendment No. 2: (1) amended, among other things, the events of default under the Superpriority Credit Agreement to provide that through January 21, 2020 the acceleration of the Senior Notes would not constitute an event of default; and (2) allows ordinary course auto-renewals of letters of credit despite any acceleration, bankruptcy or other event of default.

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

The New Term Facility and the New LC Facility will bear interest at the Borrowers’ option at either (1) the Eurodollar rate plus a margin of 10.00% per year, or (2) the base rate plus a margin of 9.00% per year. The weighted average interest rate for borrowings under the New Term Facility and the new LC facility was 11.99%, inclusive of the applicable margin during the year ended December 31, 2019. The Borrowers are charged a commitment fee of 1.50% per year on the daily amount of the unused portions of the commitments under the New LC Facility. Additionally, with respect to all letters of credit outstanding under the New LC Facility, the Borrowers are charged a fronting fee of 0.50% per year. The Borrowers are also required to pay issuance fees and other fees and expenses in connection with the issuance of letters of credit under the New LC Facility. We paid upfront fees, commitment fees, agent fees and other fees to certain lenders, arrangers and agents for the Superpriority Credit Agreement.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Superpriority Credit Agreement requires us to comply with the following financial covenants:

•	limitations on specified variances from receipts and disbursements set forth in our budget;
•	minimum Adjusted EBITDA (as defined in the Superpriority Credit Agreement), tested on a trailing four-quarters basis at the end of each fiscal quarter;
•	minimum liquidity of no less than $75 million at any time; and
•	maximum project charges to specified projects for the quarter ended December 31, 2019 not to exceed $260 million.

The Superpriority Credit Agreement contains various affirmative covenants, including requirements that:

•	McDermott appoint a Chief Transformation Officer, to report to McDermott’s CEO and Board of Directors (the “Board”);
•

concurrently with the funding of Tranche B, McDermott issue equity, so that participating lenders receive equity in McDermott totaling up to an aggregate of 15% of McDermott’s issued and outstanding shares of common stock (on a pro rata basis relative to each lender’s commitment amount); and

•	in addition to customary periodic financial reporting obligations, McDermott deliver periodic cash flow forecasts and variance reports to the lenders under the Superpriority Credit Agreement.

Superpriority Credit Agreement Covenants—The Superpriority Credit Agreement includes the following financial covenants:

•

(a) as of any Variance Testing Date (as defined in the Superpriority Credit Agreement), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the Superpriority Credit Agreement) by more than 20%, (ii) the aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 20% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing, in each case of such variance testing period and (b) at any time, our liquidity shall not be less than $100 million.

•

beginning with the fiscal quarter ended December 31, 2019, our adjusted EBITDA (as defined in the Superpriority Credit Agreement) for the most recently ended four fiscal quarter period for which consolidated financial statements have been delivered pursuant to the Superpriority Credit Agreement shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement provides that:

•

Term Facility Letters of Credit can be issued in an amount up to the amount on deposit in the LC Account ($319.7 million at December 31, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310 million;

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On October 21, 2019, we entered into Consent and Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, amended our leverage ratio, fixed charge coverage ratio and minimum liquidity covenant for each fiscal quarter through December 31, 2021. The Credit Agreement Amendment also modified certain affirmative covenants, negative covenants and events of default to, among other things, make changes to allow for the incurrence of indebtedness and pledge of assets under the Superpriority Credit Agreement and eliminate our reinvestment rights with respect to proceeds from asset sales. The Credit Agreement Amendment also modified the participation fees we are charged for letters of credit, as described below.

On December 1, 2019, we entered into Amendment No. 2 to the Credit Agreement (the “Credit Agreement Amendment No. 2”). The Credit Agreement No. 2 amended, among other things, the events of default under the Credit Agreement to provide that, for so long as the Forbearance Agreement (as defined below) was in effect and the Senior Notes were not accelerated, the failure to make the payment of $69 million of interest on the Senior Notes would not constitute an event of default.

On January 9, 2020, we entered into Amendment No. 3 to the Credit Agreement (the “Credit Agreement Amendment No. 3”). The Credit Agreement Amendment No. 3: (1) amended, among other things, the events of default under the Credit Agreement to provide that through January 21, 2020, the acceleration of the Senior Notes would not constitute an event of default under the Credit Agreement; and (2) allows ordinary course auto-renewals of letters of credit despite any acceleration, bankruptcy or other event of default.

Term Facility—As of December 31, 2019, we had $2.2 billion of borrowings outstanding under the Term Facility. Proceeds from our borrowing under the Term Facility were used, together with proceeds from the issuance of the Senior Notes and cash on hand, (1) to consummate the Combination in 2018, including the repayment of certain existing indebtedness of CB&I and its subsidiaries, (2) to redeem $500 million aggregate principal amount of our 8.000% second-lien notes, (3) to prepay existing indebtedness under, and to terminate in full, the Prior Credit Agreement, and (4) to pay fees and expenses in connection with the Combination, the Credit Agreement and the issuance of the Senior Notes.

Principal under the Term Facility is payable quarterly and interest is assessed at either (1) the Eurodollar rate plus a margin of 5.00% per year or (2) the base rate (the highest of the Federal Funds rate plus 0.50%, the Eurodollar rate plus 1.0%, or the administrative agent’s prime rate) plus a margin of 4.00%, subject to a 1.0% floor with respect to the Eurodollar rate and is payable periodically dependent upon the interest rate in effect during the period. On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on $1.94 billion of the $2.26 billion Term Facility. However, due to circumstances described in Note 2, Basis of Presentations and Significant Accounting Policies, our hedge accounting under this arrangement ceased as of December 31, 2019. This resulted in a weighted average interest rate of 7.70%, inclusive of the applicable margin during the period ended December 31, 2019. The Credit Agreement requires us to prepay a portion of the term loans made under the Term Facility on the last day of each fiscal quarter in an amount equal to $5.65 million.

The future scheduled maturities of the Term Facility are:

(In millions)
2020	$23
2021	23
2022	23
2023	23
2024	23
Thereafter	2,105
$2,220

Additionally, as of December 31, 2019, there were approximately $305 million of Term Facility letters of credit issued (including $49 million of financial letters of credit) under the Credit Agreement, leaving approximately $5 million of available capacity under the Term Facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility and LC Facility—We have a $1.0 billion Revolving Credit Facility which is scheduled to expire in May 2023. As of December 31, 2019, we had approximately $801 million in borrowings and $194 million of letters of credit outstanding (including $49 million of financial letters of credit) under the Revolving Credit Facility, leaving $5 million of available capacity under this facility. During 2019, the maximum outstanding borrowing under the Revolving Credit Facility was $801 million.

We also have a $1.440 billion LC Facility that is scheduled to expire in May 2023. As of December 31, 2019, we had approximately $1.252 billion of letters of credit outstanding, leaving $188 million of available capacity under the LC Facility.

Under the Revolving Credit Facility, interest will be assessed at either the base rate plus a floating margin ranging from 2.75% to 3.25% (3.25% at December 31, 2019) or the Eurodollar rate plus a floating margin ranging from 3.75% to 4.25% (4.25% at December 31, 2019), in each case depending on our leverage ratio (calculated quarterly). We are charged a commitment fee of 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Credit Facility and the LC Facility. Additionally, with respect to all letters of credit outstanding under the Credit Agreement, we are charged a fronting fee of 0.25% per year and, with respect to all letters of credit outstanding under the Revolving Credit Facility and the LC Facility and issued prior to the Credit Agreement Amendment, we are charged a participation fee of (i) between 3.75% to 4.25% (4.25% at December 31, 2019) per year in respect of financial letters of credit and (ii) between 1.875% to 2.125% (2.125% at December 31, 2019) per year in respect of performance letters of credit, in each case depending on our leverage ratio (calculated quarterly). After the Credit Agreement Amendment, we are now charged a 5% participation fee on any outstanding letter of credit for any newly issued letter of credit and with respect to any increase in the amount of any existing letter of credit. We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Credit Agreement Covenants—The Credit Agreement, as amended by the Credit Agreement Amendment, includes the following financial covenants that are tested on a quarterly basis:

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

•

the maximum permitted leverage ratio is (i)  11.70:1.00 for the fiscal quarter ended December 31, 2019; (ii) 11.60:1.00 for each fiscal quarter ending March 31, 2020; (iii) 10.30:1.00 for the fiscal quarter ending June 30, 2020; (iv) 6.50:1.00 for the fiscal quarter ending September 30, 2020; (v) 6.00:1.00 for the fiscal quarter ending December 31, 2020; (vi) 5.30:1.00 for the fiscal quarter ending March 31, 2021; (vii) 4.80:1.00 for the fiscal quarter ending June 30, 2021; (viii) 4.70:1.00 for the fiscal quarter ending September 30, 2021; (ix) 4.80:1.00 for the fiscal quarter ending December 31, 2021; and (x) 3.25:1.00 for each fiscal quarter ending after December 31, 2021.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent.  The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility” or the “2021 LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries.  The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement.  The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of December 31, 2019, there were approximately $228 million of letters of credit issued (or deemed issued) under the $230 Million LC Facility, leaving approximately $2 million of available capacity.

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

On December 1, 2019, we entered into Amendment No. 2 to the Letter of Credit Agreement (the “Letter of Credit Agreement Amendment No. 2”). The Letter of Credit Agreement No. 2 amended, among other things, the events of default under the Letter of Credit Agreement to provide that, for so long as the Forbearance Agreement (as defined below) was in effect and the Senior Notes were not accelerated, the failure to make the payment of $69 million of interest on the Senior Notes would not constitute an event of default.

On January 9, 2020, we entered into Amendment No. 3 to the Letter of Credit Agreement (the “Letter of Credit Agreement Amendment No. 3”). The Letter of Credit Agreement Amendment No. 3: (1) amended, among other things, the events of default under the Letter of Credit Agreement to provide that through January 21, 2020, the acceleration of the Senior Notes would not constitute an event of default under the Letter of Credit Agreement; and (2) allows ordinary course auto-renewals of letters of credit despite any acceleration, bankruptcy or other event of default.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

On April 18, 2018, we issued $1.3 billion in aggregate principal of Senior Notes, pursuant to an indenture we entered into with Wells Fargo Bank, National Association, as trustee (the “Senior Notes Indenture”). Interest on the Senior Notes is payable semi-annually in arrears, and the Senior Notes are scheduled to mature in May 2024. However, at any time or from time to time on or after May 1, 2021, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, together with accrued and unpaid interest to (but excluding) the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period beginning on May 1 of the years indicated:

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

On December 1, 2019, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with an ad hoc group (the “Ad Hoc Group”) of holders of approximately 35% of the Senior Notes. Pursuant to the Forbearance Agreement, the Ad Hoc Group has agreed to forbear from the exercise of certain rights and remedies under the Indenture and supporting documents, including agreeing not to accelerate the Senior Notes obligations (and to instruct the trustee not to accelerate the Senior Notes obligations) as a result of the failure to make the $69 million interest payment. They have agreed to continue this forbearance until January 15, 2020.

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

As of December 31, 2019, the outstanding borrowing under this facility was approximately $8 million and is scheduled to mature in 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Receivables Factoring ―During 2019, we sold, without recourse, approximately $65 million of receivables under an uncommitted receivables purchase agreement in Mexico at a discount rate of applicable LIBOR plus a margin of 1.40%-2.00% and Interbank Equilibrium Interest Rate in Mexico plus a margin of 1.40% - 1.70%. We recorded approximately $2 million of factoring costs in other operating expense during 2019. Ten percent of the receivables sold are withheld and received on the due date of the original invoice. We have received cash, net of fees and amounts withheld, of approximately $57 million under these arrangements during 2019.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for the settlement of certain equipment supplier invoices. As of December 31, 2019, we received approximately $32 million under this arrangement, with repayment obligations maturing in January 2020. Interest expense and origination fees associated with this facility were not material.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	December 31, 2019		December 31, 2018
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,842	$1,293	$1,669	$1,060
Surety Bonds (2)	835	601	842	475

(3)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(4)

Excludes approximately $312 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business and we are entitled to an indemnity from CSVC for the surety bonds and guarantees.

The financial institutions that provide the Uncommitted Facilities have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

Covenants Compliance

As of December 31, 2019, we were not in compliance with certain covenants and other obligations under our financing arrangements, including (1) the minimum fixed charge coverage and maximum total leverage ratios covenants under the Credit Agreement and the Letter of Credit Agreement; (2) the adjusted EBITDA covenant under the Superpriority Credit Agreement; (3) our obligation to make interest payments as a result of the failure to make the $69 million interest payment due with respect to the Senior Notes; (4) financial covenants under the North Ocean financing agreement; and (5) certain covenants under several of our short-term uncommitted bilateral credit facilities.

The commencement of the Chapter 11 Cases constituted events of default that accelerated our obligations under these facilities. However, the ability of the lenders to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

Debtor-in-Possession Financing

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided us with superpriority debtor-in-possession financing pursuant to the DIP Credit Agreement.  The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including: (1) up to $2,067 million under a term loan facility consisting of (a) a $550 million tranche that was made available at closing, (b)  a $650 million tranche that was made available upon entry of the Final DIP Order (as defined in the RSA), (c) a $823 million tranche consisting of the principal amount of term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and accrued interest and fees related to term loans outstanding under Tranche A and Tranche B of the New Term Loan Facility under our Superpriority Credit Agreement and the New LC Facility under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$300 million made available at closing, (b) $243 million that was made available upon entry of the Final DIP Order and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”). The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020.

We intend to use proceeds of the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

All loans outstanding under the DIP Term Facility bear interest at an adjusted LIBOR rate plus 9.00% per annum. All undrawn letters of credit under the DIP LC Facility (other than cash secured letters of credit) bear interest at a rate of 9.00% per annum. During the continuance of an event of default, the outstanding amounts under the DIP Facilities would bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.

The lenders under the DIP Facility, Crédit Agricole Corporate and Investment Bank (“CACIB”), as collateral agent and revolving administrative agent under the DIP Facilities, and Barclays Bank PLC (“Barclays”), as term loan administrative agent under the DIP Term Facility, subject to the Carve-Out (as defined below) and the terms of the Interim DIP Order (as defined in the RSA), at all times: (1) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (2) have a first priority lien on substantially all assets of the Debtors; (3) have a junior lien on any assets of the Debtors subject to a valid, perfected and non-avoidable lien as of the Petition Date, other than such liens securing the obligations under the Credit Agreement, the Superpriority Credit Agreement, the Lloyds’ LC Facility and the 2021 LC Facility; and (4) have a first priority pledge of 100% of the stock and other equity interests in each of McDermott’s direct and indirect subsidiaries. The Debtors’ obligations to the DIP Lenders and the liens and superpriority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Facilities are subject to certain affirmative and negative covenants, including, among other covenants we believe to be customary in debtor-in-possession financings, reporting by the Debtors in the form of a budget and rolling 13-week cash flow forecasts, together with a reasonably detailed written explanation of all material variances from the budget.

Debtor-in-Possession Financial Covenants Covenants—The DIP Facilities include the following financial covenants:

•

as of any Variance Testing Date (as defined in the DIP Facilities), we shall not allow (i) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the DIP Facilities) by more than 15%, (ii) our aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period, and (iii) our aggregate cumulative actual vendor disbursements and JV infusions with respect to the Specified Projects (as defined in the DIP Facilities) to exceed the projected amount therefore set forth in the most recently delivered Approved Budget by more than 15% for such variance testing period and for each week within such variance testing period by more than (x) 20% with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

beginning with the fiscal quarter ended June 30, 2020, our adjusted EBITDA (as defined in the DIP Facilities) for the most recently ended four fiscal quarter period for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

Test Period End Date	Adjusted EBITDA (In millions)
June 30, 2020	230
September 30, 2020	410
December 31, 2020	640

•

beginning with the fiscal quarter ended December 31, 2019, the Project Charges (as defined in the DIP Facilities) for the most recently ended fiscal quarter for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be more than the maximum amount set for the below as set forth opposite such ended fiscal quarter:

Test Period End Date	Maximum Project Charges (In millions)
December 31, 2019	260
March 31, 2019	50
June 30, 2020	50
September 30, 2020	40
December 31, 2020	30

As of December 31, 2019, we were in compliance with our maximum project charges covenant under the DIP Facilities.

The DIP Facilities contain certain events of default we believe to be customary in debtor-in-possession financings, including: (1) conversion of the Chapter 11 Cases to a Chapter 7 case; (2) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (3) the final order not being entered by the Bankruptcy Court within 30 days of the interim order relating to the DIP Facilities.

The DIP Facilities will mature on the earliest of (1) nine months after the Petition Date, which date shall be extended automatically by an additional 90 days if certain conditions are satisfied, (2) the Effective Date and (3) the date of acceleration of the obligations under the DIP Facilities following an event of default.

On January 23, 2020, we received $550 million, before reduction for related fees and expenses of $87 million, under the DIP Term Facility, and $300 million of letter of credit capacity under the DIP LC Facility. On February 26, 2020, we received $650 million (related fees and expenses were immaterial), under the DIP Term Facility, and $243 million of letter of credit capacity under the DIP LC Facility.

Debt Issuance Costs

During 2019, we paid approximately $160 million of fees and expenses, primarily relating to the establishment of the Superpriority Credit Agreement.

In December 2019, primarily due to our non-compliance with certain covenants and other obligations contained in our financing arrangements, as discussed above, we recognized in interest expense in our Consolidated Statement of Operations approximately $316 million of debt issue costs (“DIC”), primarily associated with the accelerated amortization of DIC on: (1) the New Term Facility under the Superpriority Credit Agreement ($130 million); (2) the Term Facility ($87 million); (3) the Senior Notes ($52 million); and (4) the revolving credit facility under the Credit Agreement ($18 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—LEASE OBLIGATIONS

The following tables summarize our leased assets and lease liability obligations:

		December 31, 2019	December 31, 2018
		(In millions)
Leases	Classification
Assets
Operating lease assets	Operating lease right-of-use assets	$364	$-
Finance lease assets	Property, plant and equipment, net	50	70
	Total leased assets	414	70
Liabilities
Current
Operating	Current portion of long-term lease obligations	98	-
Finance (1)	Finance lease obligation	47	8
		145	8
Noncurrent
Operating	Long-term lease obligations	304	-
Finance	Finance lease obligation	-	66
		304	66

	Total lease liabilities	$449	$74

(1)

As a result of the debt compliance matters, we determined that the classification our finance lease obligations was current and, accordingly, we recorded those obligations within Current Liabilities on the Balance Sheet as of December 31, 2019.

Our finance leases as of December 31, 2019 and 2018, included the lease of the Amazon, a pipelay and construction vessel, which was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel and was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $260 million to $290 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $58 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of December 31, 2019 and 2018, Property, plant and equipment, net included a $49 million and $52 million asset, respectively (net of accumulated amortization of $6 million and $3 million, respectively), and a finance lease liability of approximately $46 million and $53 million, respectively, associated with the Amazon vessel.

Our finance leases as of December 31, 2018 also included $17 million associated with the jack-up barge in our MENA region, leased under a charter agreement, stipulating a purchase obligation at the end of the lease term. On November 11, 2019, we signed a charter modification agreement. Under the modified terms the lease is no longer considered a finance lease and is accounted for as an operating lease as of December 31, 2019.

The commencement of the Chapter 11 Cases constituted events of default under the Amazon charter and the jack-up barge charter. However, the ability of the owners to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our lease cost was as follows:

		Year ended
		December 31, 2019
Lease cost	Classification in the Statement of Operations	(In millions)
Operating lease cost (1)	SG&A expenses	$52
Operating lease cost (1)	Cost of operations	89
Finance lease cost
Amortization of leased assets	Cost of operations	3
Interest on lease liabilities	Net interest expense	4
Net lease cost		$148

(1)	Includes short-term leases and immaterial variable lease costs.

Future minimum lease payments for our operating and finance lease obligations as of December 31, 2019 are as follows:

	Operating leases	Finance leases	Total
	(In millions)
2020	$102	$8	$110
2021	89	8	97
2022	77	8	85
2023	61	8	69
2024	54	8	62
After 2024	287	24	311
Total lease payments	670	64	734
Less: Interest	(268)	(17)	(285)
Present value of lease liabilities	$402	$47	$449

Lease term and discount rates for our operating and finance lease obligations are as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.5
Finance leases	8.1
Weighted-average discount rate
Operating leases	9.8%
Finance leases	9.9%

Supplemental information for our operating and finance lease obligations are as follows:

Other information	December 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(106)
Financing cash flows from finance leases	(6)
Leased assets obtained in exchange for new operating lease liabilities	364
Leased assets obtained in exchange for new finance lease liabilities	-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—PENSION AND POSTRETIREMENT BENEFITS

Defined Contribution Plans

We sponsor multiple defined contribution plans for eligible employees with various features, including voluntary employee pre-tax and Roth-based contributions, and employer matching and other contributions. We expensed $37 million in 2019, $22 million in 2018 (including $16 million associated with the acquired CB&I plans from the Combination Date through December 31, 2018), and $5 million in 2017 for these plans. We also provide benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (the “Deferred Compensation Plan”), which is a non-qualified defined contribution plan. In addition, we sponsor multiple defined contribution plans that cover eligible employees for which we do not provide contributions. The cost of these plans was not significant to us in 2019, 2018 or 2017.

Defined Benefit Pension and Other Postretirement Plans

We sponsor various defined benefit pension plans covering eligible employees and provide specific post-retirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs. These plans may be changed or terminated by us at any time. The following tables present information for our material defined benefit pension and other postretirement plans:

Components of Net Periodic Benefit Cost

	U. S. Pension Plans			Non-U. S. Pension Plans			Other Postretirement Plans
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(In millions)
Components of periodic benefit cost:
Service cost	$-	$-	$-	$11	$8	$-	$-	$-	$-
Interest cost	19	18	20	18	12	1	1	1	-
Expected return on plan assets	(17)	(19)	(20)	(23)	(17)	(1)	-	-	-
Amortization of prior service costs	-	-	-	-	-	-	(1)	-	-
Actuarial loss (gain) (1)	(21)	15	(5)	30	33	-	(2)	(1)	-
Net periodic benefit cost (income) (2) (3)	$(19)	$14	$(5)	$36	$36	$-	$(2)	$-	$-

(1)

Actuarial loss for 2019 was $6 million and was primarily associated with loss in the Netherlands plan ($37 million) partially offset by actuarial gains in the United States ($23 million) and the United Kingdom ($7 million) plans.

(2)

The components of periodic benefit cost (income) other than the service cost component are included within Other non-operating expense (income) in our Statements of Operations. The service cost component is included in Cost of operations and SG&A expenses, in our Statements of Operations, along with other compensation costs rendered by the participating employees.

(3)	Net periodic benefit cost for 2018 included expense of $37 million for the acquired CB&I plans from the Combination Date through December 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Change in Projected Benefit Obligation and Plan Assets

	U. S. Pension Plans		Non-U. S. Pension Plans		Other Postretirement Plans
	2019	2018	2019	2018	2019	2018
	(In millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$481	$511	$902	$-	$20	$-
Acquisition (1)	-	16	-	933	-	31
Service cost	-	-	11	8	-	-
Interest cost	19	18	18	12	1	1
Actuarial loss (gain)	40	(27)	96	(7)	(2)	(1)
Prior service cost (2)	-	-	-	5	-	(11)
Plan participants' contribution	-	-	3	2	-	1
Benefits paid	(37)	(37)	(38)	(27)	(1)	(1)
Currency translation	-	-	-	(24)	-	-
Projected benefit obligation at end of year	$503	$481	$992	$902	$18	$20

Change in plan assets:
Fair value of plan assets at beginning of year	$450	$497	$703	$1	$-	$-
Acquisition (1)	-	12	-	763	-	-
Actual return (loss) on plan assets	78	(23)	90	(23)	-	-
Company contributions	1	1	14	5	1	1
Plan participants' contributions	-	-	3	2	-	-
Benefits paid	(37)	(37)	(38)	(25)	(1)	(1)
Currency translation	-	-	3	(20)	-	-
Fair value of plan assets at end of year	492	450	775	703	-	-
Net funded status	$(11)	$(31)	$(217)	$(199)	$(18)	$(20)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost within Other non-current assets	$9	$-	$9	$4	$-	$-
Accrued benefit cost within accrued liabilities	(1)	(2)	(2)	(2)	(2)	(2)
Accrued benefit cost within Other non-current liabilities	(19)	(29)	(224)	(201)	(16)	(18)
Net funded status recognized	$(11)	$(31)	$(217)	$(199)	$(18)	$(20)

Unrecognized net prior service cost (credits)	$-	$-	$4	$4	$(10)	$(11)
Accumulated other comprehensive loss (income), before taxes	$-	$-	$4	$4	$(10)	$(11)

(1)	Acquisition amounts include the benefit obligation and plan assets at the Combination Date associated with acquired CB&I pension plans.
(2)

Prior service cost for 2018 primarily related to plan changes for our plans in the United Kingdom and our U.S. retiree welfare plan. Prior service cost for plan changes is deferred to AOCI and amortized into Other non-operating expense (income).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Benefit Obligations—As of December 31, 2019 and 2018, the accumulated benefit obligation for all defined benefit pension plans was $1.5 billion and $1.4 billion, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	U. S. Pension Plans		Non-U. S Pension Plans		Other Postretirement Plans
	2019 (1)	2018	2019	2018	2019	2018
	(In millions)
Projected benefit obligation	$32	$481	$877	$796	$17	$20
Accumulated benefit obligation	$32	$481	$854	$777	$17	$20
Fair value of plan assets	$12	$450	$651	$594	$-	$-

(1)	The decrease from 2018 to 2019 primarily related to our U.S. qualified plan being in a net funded position in 2019, as the plan’s fair value exceeded its accumulated benefit obligation.

Plan Assumptions —The following table presents the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	U. S. Pension Plans		Non-U. S. Pension Plans		Other Postretirement Plans
	2019	2018	2019	2018	2019	2018
Weighted average assumptions used to determine net periodic benefit obligations at December 31,
Discount rate	3.0%	4.1%	1.3%	2.1%	3.1%	4.1%
Rate of compensation increase (1)	N/A	N/A	1.3%	1.6%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.1%	3.6%	2.1%	2.1%	4.1%	4.1%
Expected return on plan assets (2)	4.0%	4.0%	3.5%	3.5%	N/A	N/A
Rate of compensation increase (1)	N/A	N/A	1.3%	1.6%	N/A	N/A

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.
(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations of future performance.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans.

Effect on
	Pretax Pension	Pension Benefit
	Expense in	Obligation at
	2019 (1)	December 31, 2019
(in millions)
25-basis-point change in discount rate	$52	$53

(1)	A 25-basis-point change in the expected rate of return on plan assets would not have a material impact on pretax pension expense in 2019.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our defined benefit plan assets in the U.S. are invested in well-diversified portfolios of equity (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. As of December 31, 2019, our target weighted-average asset allocations by asset category were:  equity securities (20%-25%), fixed income securities (70%-75%) and other investments (5%-10%).

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

The following tables present the fair values of our plan assets by investment category and valuation hierarchy level as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset category	(In millions)
Fixed income securities:
U.S. fixed income securities	$168	$228	$4	$400
International government bonds (1)	-	254	-	254
International corporate bonds (2)	-	99	-	99
International mortgage funds (3)	-	66	-	66
All other fixed income securities (4)	-	46	-	46
Equity securities:
U.S. equities	73	-	-	73
International funds (5)	-	197	-	197
Emerging markets growth funds	-	16	-	16
U.S. equity funds	-	15	-	15
Other investments:
Asset allocation funds (6)	-	86	-	86
Cash and accrued Items	15		-	15
Total Investments	$256	$1,007	$4	$1,267

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset category	(In millions)
Fixed income securities:
U.S. fixed income securities	$148	$223	$6	$377
International government bonds	-	245	-	245
International corporate bonds	-	94	-	94
International mortgage funds	-	69	-	69
All other fixed income securities	-	41	-	41
Equity securities:
U.S. equities	57	-	-	57
International funds	-	157	-	157
Emerging markets growth funds	-	13	-	13
U.S. equity funds	-	12	-	12
Other investments:
Asset allocation funds	-	74	-	74
Cash and accrued Items	14	-	-	14
Total Investments	$219	$928	$6	$1,153

The following provides descriptions for plan asset categories with significant balances in the tables above:

(1)	Investments in predominately E.U. government securities and U.K. Treasury securities, with credit ratings primarily AAA.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)	Investments in European and U.K. fixed interest securities, with credit ratings of primarily BBB and above.
(3)	Investments in international mortgage funds.
(4)	Investments predominantly in various international fixed income obligations that are individually insignificant.
(5)	Investments in various funds that track international indices.
(6)	Investments in fixed income securities, equities and alternative asset classes, including commodities and property assets.

Benefit Payments —The following table includes the expected defined benefit and other postretirement plan payments for the next 10 years:

	U. S. pension plans	Non-U. S. pension plans	Other postretirement plans
	(In millions)
Expected employer contributions to trusts of defined benefit plans:
2020	$3	$14	$2
Expected benefit payments:
2020	$37	$35	$2
2021	36	35	1
2022	36	36	1
2023	35	37	1
2024	34	38	1
2025-2029	159	192	5

Health Care Cost Inflation—As noted above, we provide specific postretirement health care benefits for eligible retired U.S. employees and their dependents. Eligible current retirees can elect coverage on a retiree-pay-all basis; there is no longer a company subsidy for the cost of coverage. Future retirees and new employees are not eligible for these post-retirement health care benefits. Additionally, there is a closed group of retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 6.25% in 2020 down to 5.0% in 2025 and after. A change in the assumed health care cost trends by one percentage point is estimated to have an immaterial impact on the total service and interest cost components of net postretirement health care cost for 2019 and the accumulated postretirement benefit obligation as of December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Multi-Employer Pension Plans

We contribute to certain union sponsored multi-employer defined benefit pension plans in the United States and Canada, all resulting from the acquired CB&I operations. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”)), and our contributions to each plan and total contributions for 2019, among other disclosures:

			Pension Protection Act (% Funded) (1)			Total Company Contributions (2)		Expiration Date of Collective Bargaining Agreement (3) (4)
Pension Fund	EIN/Plan Number	Plan Year End	2019	2018	FIP/RP Plan	2019	2018
Boilermaker-Blacksmith National Pension Trust (5)	48-6168020-001	12/31	Less Than 65%	65%-80%	Yes	$11	$6	Various
Boilermakers' National Pension Plan (Canada)	366708	12/31	N/A	N/A	N/A	2	1	04/19
All Other (6)						2	3
Total						$15	$10

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

(2)

Our 2019 contributions as a percentage of total plan contributions were not available for any of our plans. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective bargaining agreement.

(3)	The expiration dates of our labor agreements associated with the plans noted as “Various” above vary based upon the duration of the applicable projects.
(4)

If a revised collective-bargaining agreement has not been concluded before the expiration date of this Agreement, it may be extended beyond that date to whatever extent may be mutually agreed to between the Union and the BCA of Alberta, or as provided by applicable laws, statutes or regulations.

(5)

For both the 2019 and 2018 plan years, the plan utilized an amortization extension. Additionally, in 2019, the plan adopted a rehabilitation plan to enable the plan to reach a funded status of 65% or greater by the end of the rehabilitation period ending in December 31, 2031.

(6)	Our remaining contributions in 2019 to various U.S. and Canadian plans were individually immaterial.

We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. In 2019, we made contributions to our multi-employer plans of $11 million for these additional benefits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value of our financial instruments as of December 31, 2019 and 2018 that are (1) measured and reported at fair value in the Consolidated Financial Statements on a recurring basis and (2) not measured at fair value on a recurring basis in the Consolidated Financial Statements:

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(75)	(75)	$-	$(75)	$-
Embedded derivatives (2)	(28)	(28)	-	-	(28)
Not measured at fair value on recurring basis
Debt and finance lease obligations (3)	(4,353)	(2,362)	-	(2,275)	(87)

	December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts	$(39)	$(39)	$-	$(39)	$-
Not measured at fair value on recurring basis
Debt and finance lease obligations	(3,633)	(3,287)	-	(3,197)	(90)

(1)

The fair value of forward contracts is classified as Level 2 within the fair value hierarchy and is valued using observable market parameters for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value forward contracts. This approach discounts future cash flows based on current market expectations and credit risk.

(2)

The fair value of the embedded derivatives, discussed in Note 13, Debt, is determined using a discounted cash flow approach and is classified as Level 3 because the inputs to the fair value measurement of the embedded derivatives are unobservable and reflect our estimates of forward yield, using a risk-free rate and a USD Energy CCC yield curve.

(3)

Our debt instruments are generally valued using a market approach based on quoted prices for similar instruments traded in active markets and are classified as Level 2 within the fair value hierarchy. Quoted prices were not available for the NO 105 construction financing, vendor equipment financing or finance leases. Therefore, these instruments were valued based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms and are classified as Level 3 within the fair value hierarchy.

The carrying amounts that we have reported for our other financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility debt approximate their fair values due to the short maturity of those instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair value of non-financial instruments

We evaluate the vessels in our fleet for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In those evaluations, we compare estimated future undiscounted cash flows generated by each asset to the carrying value of the asset to determine if a write-down may be required. If the undiscounted cash flow test is failed, we estimate the fair value of the asset and compare such estimated fair value to the carrying value of the asset to determine if there has been an impairment. The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs.

During the third quarter of 2019, indicators of impairment were present for our Thebaud Sea vessel, which was previously impaired in the fourth quarter of 2018, and two of our offshore diving operations saturation support systems. Those indicators of impairment were primarily related to a lack of future utilization plans. We determined the aggregate carrying value of these assets ($26 million) was in excess of their estimated fair value, which approximated the estimated market value ($8 million) and recorded an $18 million non-cash impairment in our Corporate segment. We are considering scrapping or selling these assets.

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

Impairment charges for 2019 and 2018 were recorded in our Corporate segment.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives—The notional value of our outstanding foreign exchange rate derivative contracts totaled $664 million as of December 31, 2019, with maturities extending through September 2023. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of December 31, 2019, the fair value of these contracts was in a net liability position totaling approximately $9 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of December 31, 2019, we deferred approximately $12 million of net losses in AOCI in connection with foreign exchange rate derivatives designated as cash flow hedges, and we expect to reclassify approximately $6 million of deferred losses out of AOCI by December 31, 2020, as hedged items are recognized in earnings.

Interest Rate Derivatives—On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.94 billion. The swap arrangement was designated as a cash flow hedge at inception and through September 30, 2019. Accordingly, changes in the fair value of the swap arrangement were previously deferred in AOCI until the associated underlying exposure impacts our interest expense. As of December 31, 2019, the fair value of the swap arrangement was in a net liability position totaling approximately $67 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature. As of December 31, 2019, in light of the circumstances described in Note 2, Basis of Presentation and Significant Accounting Policies, we believe that our hedged forecasted transaction is no longer probable to occur, and as such, our hedge accounting has ceased and our previously deferred unrealized losses in AOCI of approximately $67 million have been reclassified into interest expense in our Statement of Operations for the year ended December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total fair value of the derivatives by underlying risk and balance sheet classification:

	December 31, 2019		December 31, 2018
	Derivatives designated as cash flow hedges	Derivatives Not Designated as cash flow hedges	Derivatives Designated as cash flow hedges	Derivatives not designated as cash flow hedges
	(In millions)
Other current assets	$3	$1	$3	$3
Other non-current assets	1	-	-	-
Total derivatives asset	$4	$1	$3	$3

Accrued liabilities	$10	$68	$10	$3
Other non-current liabilities	2	-	32	-
Total derivatives liability	$12	$68	$42	$3

The following table presents the total value, by underlying risk, recognized in other comprehensive income and reclassified from AOCI to Cost of operations (foreign currency derivatives) and Interest expense, net (interest rate derivatives) in the Statements of Operations for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(In millions)
Amount of (loss) gain recognized in other comprehensive income (loss)
Foreign exchange hedges	$(13)	$(14)	$16
Interest rate hedges	(44)	(32)	-
Gain (loss) recognized on derivatives designated as cash flow hedges
Foreign exchange hedges
Revenue	8	-	-
Cost of operations	2	7	5
Interest rate hedges
Interest expense	8	1	-
Loss recognized on derivatives not designated as cash flow hedges
Foreign exchange hedges
Revenue	(2)	-	-
Cost of operations	(1)	(14)	-
Interest rate hedges
Interest expense	67	-	-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—INCOME TAXES

McDermott International, Inc. is a Panamanian corporation that earns all of its income outside of Panama and, as a result, is not subject to income tax in Panama. During 2018, subsequent to the Combination, McDermott became a tax resident of the United Kingdom. We operate in various taxing jurisdictions around the world.  Each of these jurisdictions has a regime of taxation that varies, not only with respect to nominal rate, but also with respect to the basis on which these rates are applied.  These variations, aligned with the changes in our mix of income or loss from these jurisdictions, may contribute to shifts, sometimes significant, in our effective tax rate.

The components of our provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
U.S.:
Current	$(16)	$-	$-
Deferred	6	-	-
Other than U.S.:
Current	62	82	62
Deferred	6	22	7
Total provision for income taxes	$58	$104	$69

The geographic sources of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
U.S.	$(2,031)	$(2,450)	$123
Other than U.S.	(795)	(121)	126
(Loss) income before provision for income taxes	$(2,826)	$(2,571)	$249

The following is a reconciliation of the U.K. statutory federal tax rate for 2019 and 2018 and the Panamanian statutory federal tax rate for 2017 to the consolidated effective tax rates:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	19%	19%	25%
Goodwill impairment	(11%)	(14%)	-
Non-Panama operations	-	-	16%
Change in valuation allowance for deferred tax assets - the U.S.	(4%)	(7%)	(18%)
Change in valuation allowance for deferred tax assets - Others	(3%)	(3%)	3%
Audit settlements and reserves	-	-	1%
Other	(3%)	1%	1%
Effective tax rate	(2%)	(4%)	28%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, as well as operating loss and tax credit carryforwards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(In millions)
Deferred tax assets:
U.S. Federal net operating loss carryforward and other credits	$454	$294
State net operating loss carryforward and other credits	196	248
Non-U.S. net operating losses	233	189
Accounts receivable basis difference	114	161
Partnership investments	75	153
Depreciation and amortization	115	64
Disallowed interest	108	51
Pension liability	49	49
Accrued liabilities for incentive compensation	20	32
Contract revenue and cost/long-term contracts	69	17
Insurance and legal reserves	20	17
Operating lease liability	66	-
Other	20	32
Total deferred tax assets	1,539	1,307
Valuation allowance for deferred tax assets	(1,472)	(1,307)
Deferred tax assets	$67	$-

Deferred tax liabilities:
Investments in foreign subsidiaries	38	33
Depreciation and amortization	15	7
Pension liability	2	-
Right of use assets	67	-
Other	4	7
Total deferred tax liabilities	126	47

Net deferred tax liabilities	$(59)	$(47)

Deferred tax assets and liabilities are recorded net by tax jurisdiction in the accompanying Consolidated Balance Sheets. Deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(In millions)
Deferred tax assets	$-	$-

Deferred tax liabilities	59	47

Net deferred tax liabilities	$(59)	$(47)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation Allowance

At December 31, 2019, we had a VA of approximately $1.47  billion for DTAs that we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences or based on our estimate of future taxable income. After completion of the Combination in 2018, we incurred losses primarily resulting from goodwill impairments (See Note 9, Goodwill and Other Intangible Assets) and project charges (see Note 5, Revenue Recognition). As a result of such losses, we have a cumulative consolidated loss for the three years ended December 31, 2019.  Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing the U.S. DTAs, and giving consideration to all such evidence, we believe we are precluded from using projections of future book income to support our DTAs because we believe the negative evidence outweighs the positive and have concluded that it is not more likely than not that we would utilize our DTAs as of December 31, 2019.

Changes in the VA for deferred tax assets were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Balance at beginning of period	$1,307	$200	$335
Addition due to the Combination	39	836	-
2018 Federal benefit of state adjustment (1)	(62)	-	-
Charged to costs and expenses	206	250	(32)
Charged to other accounts	(18)	21	(103)
Balance at end of period	$1,472	$1,307	$200

(1)

The change in the 2018 Federal Benefit of State (FBOS) VA was included in the State tax, not in the VA. The change in the 2019 FBOS VA is included in the VA. Therefore, the 2018 FBOS VA was adjusted to reflect the adjusted beginning balance with FBOS.

Other

Our net operating loss DTAs, valuation allowance and expiration dates for Non-U.S., U.S. and State DTAs were as follows:

	Net operating loss DTAs	Valuation allowance	Expiration
	(In millions)
Non-U.S.	$233	$(233)	2020- Unlimited
U.S.	386	(386)	2031- Unlimited
State	192	(192)	2020- 2039

As of December 31, 2019, we did not provide deferred income taxes on temporary differences of our subsidiaries which are indefinitely reinvested. The amount of those temporary differences is approximately $210 million, the reversal of which would result in withholding tax of $18 to $20 million. We do not foresee having to reverse the outside basis differences in those entities as a result of the current bankruptcy filing. Our cash and debt structure allows us to access funds outside the U.S. and its foreign subsidiaries, which can be used to fund the U.S. and non-U.S. operations and service the debt. Deferred income taxes are provided as necessary with respect to basis differences that are not indefinitely reinvested.

We operate under a tax holiday in Malaysia, effective through December 31, 2020, which may be extended for an additional five years if we satisfy certain requirements. The Malaysian tax holiday reduced our foreign income tax expense by $17.4 million and $17.5 million in 2019 and 2018, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.10 for 2019.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Balance at beginning of period	$58	$39	$41
Changes due to the Combination	-	14	-
Changes due to exchange rate fluctuations	-	(1)	1
Increases based on tax positions taken in the current year	4	2	1
Increases based on tax positions taken in prior years	5	9	4
Decreases based on tax positions taken in prior years	(9)	(5)	(2)
Decreases due to settlements	-	-	(6)
Decreases due to lapse of applicable statute of limitation	(2)	-	-
Balance at end of period	$56	$58	$39

Approximately $52 million of the balance of unrecognized tax benefits at December 31, 2019 would reduce our effective tax rate if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2019, 2018 and 2017, we had recorded liabilities of approximately $12 million, $20 million and $24 million, respectively, for the payment of tax-related interest and penalties.

NOTE 19—EQUITY-BASED COMPENSATION

General—In May 2019, our stockholders approved the 2019 McDermott International, Inc. Long-Term Incentive Plan (the “2019 LTIP”). Under the 2019 LTIP we can award stock-based compensation to members of our Board of Directors, employees and consultants in a number of forms, including incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”), and performance shares or units. As of December 31, 2019, there were 3.2 million shares remaining available for future awards under these equity-based compensation plans.

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

Equity-Based Compensation Expense― Compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards we expect to ultimately vest. We recognize forfeitures as they occur, rather than estimating expected forfeitures.

Equity instruments, such as RSUs, are measured at fair value on the grant date. Equity awards expected to be settled in cash are designated as liability awards and are valued at the market price of the underlying stock on the date of payment. Compensation cost for the liability awards is re-measured at the end of each reporting period and is recognized as an expense over the applicable service period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total compensation expense, primarily recognized within SG&A, was as follows:

	2019	2018 (1)	2017
	(In millions)
RSUs	$20	$44	$15
Liability awards	1	8	8
Total	$21	$52	$23

(1)

Compensation expense in 2018 included $26 million, recorded within Restructuring costs in our Consolidated Statements of Operations, associated with accelerated vesting for employees who were terminated as a result of the Combination.

The components of the total gross unrecognized estimated compensation expense for equity awards and their expected remaining weighted-average periods for expense recognition are as follows:

	Amount (In millions)	Weighted-Average Period(years)
Restricted stock and restricted stock units (1)	$24	1.7

(1)	Excludes liability awards.

Stock Options―There were no stock options granted in 2019, 2018 or 2017. CB&I’s stock options that were cancelled and converted in connection with the Combination were not material.

There were no stock options exercised during 2019 and 2017, and stock options exercised during 2018 were not material.

As of December 31, 2019, we had outstanding stock options to purchase 0.5 million shares with a weighted-average exercise price per share of approximately $37. All outstanding stock options vested prior to December 31, 2019.

Had all option holders exercised their options on December 31, 2019, the aggregate intrinsic value of the options would have been negative, as their exercise price was higher than the closing price of our common stock on December 31, 2019.

Restricted Stock Units (“RSUs”)― RSUs and changes during 2019 were as follows (share data in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	3	$19.39
Granted	2	8.67
Vested	(2)	11.52
Outstanding as of December 31, 2019	3	12.32

There were no tax benefits realized related to RSUs and RSAs that lapsed or vested during 2019, 2018 and 2017.

Liability awards―Approximately 2 million, 0.4 million and 0.2 million shares awarded in 2019, 2018 and 2017, respectively, were classified as liability awards. As of December 31, 2019, we had approximately 3 million shares classified as liability awards outstanding.

As of December 31, 2019, the unrecognized compensation cost related to liability awards was $1.3 million, calculated based on the December 31, 2019 fair value of these awards, and is expected to be recognized over a weighted average period of two years.

Effects of the Chapter 11 Cases on the Common Stock — The provisions of the RSA and the Plan of Reorganization contemplate that the obligations to issue securities under our equity compensation plans will be cancelled and discharged in connection with the Chapter 11 Cases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20— STOCKHOLDERS’ EQUITY

Shares Outstanding and Treasury Shares―The changes in the number of shares outstanding and treasury shares held by us are as follows (in millions):

	Year ended December 31,
	2019	2018
Shares outstanding
Beginning balance	181	95
Common stock issued (1)	13	2
Shares issued in the Combination (Note 3, Business Combination) (2)	-	85
Purchase of common stock	(1)	(1)
Ending balance	193	181

Shares held as Treasury shares
Beginning balance	3	3
Purchase of common stock	1	1
Retirement of common stock	(1)	(1)
Ending balance	3	3

Ordinary shares issued at the end of the period	196	183

(1) In December 2019, in connection with the Superpriority Credit Agreement, discussed in Note 13, Debt, we issued approximately 11 million shares of McDermott common stock, 0.09 million of Series B Warrants (that will entitle each holder to purchase one share of common stock of McDermott, par value $1.00 per share, at a purchase price of $0.01 per share) (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) and 0.56 million shares of Series A Preferred Stock with par value of 0.001 per share, to certain Superpriority Credit Agreement lenders.

(2) As discussed in Note 3, Business Combination, in May 2018, we issued 84.5 million shares of McDermott common stock to the former CB&I shareholders. Additionally, effective as of the Combination Date, unvested and unexercised stock-settled equity-based awards (which included 2.1 million of CB&I restricted stock units and stock options to purchase 0.1 million shares of CB&I’s common stock) were canceled and converted into comparable McDermott stock-settled awards with generally the same terms and conditions as those prior to the Combination Date. The restricted stock units generally vest over a period ranging from three to four years from the original grant date.

Effects of the Chapter 11 Cases on the Common Stock — The provisions of the RSA and the Plan of Reorganization contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to no recovery relating to those equity interests.

Accumulated Other Comprehensive (Loss) Income―The components of AOCI included in stockholders’ equity are as follows:

	December 31,
	2019	2018
	(In millions)
Foreign currency translation adjustments ("CTA")	$(97)	$(73)
Net unrealized loss on derivative financial instruments	(12)	(40)
Defined benefit pension and other postretirement plans	6	6
Accumulated other comprehensive loss	$(103)	$(107)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign Currency Translation adjustments	Net unrealized loss on derivative financial instruments (1)	Defined benefit pension and other postretirement plans	TOTAL
	(In millions)
January 1, 2018	$(49)	$(2)	$-	$(51)
Other comprehensive (loss) income before reclassification	(24)	(46)	6	(64)
Amounts reclassified from AOCI (2)	-	8	-	8
Net current period other comprehensive income	(24)	(38)	6	(56)
December 31, 2018	$(73)	$(40)	$6	$(107)
Other comprehensive (loss) income before reclassification	(24)	(57)	-	(81)
Amounts reclassified from AOCI (2)	-	85	-	85
Net current period other comprehensive (loss) income	(24)	28	-	4
December 31, 2019	$(97)	$(12)	$6	$(103)

(1)	Refer to Note 17, Derivative Financial Instruments, for additional details.
(2)	Amounts are net of tax, which was not material in 2019 and 2018.

Noncontrolling Interest―In 2002, P.T. Sarana Interfab Mandiri (“PTSIM”) acquired a 25% participating interest in our subsidiary, PT McDermott Indonesia (“PTMI”). After two years, PTSIM had the option to sell its interest to us for $5 million plus PTSIM’s share of PTMI’s undistributed earnings to the date of such sale. In January 2019, McDermott and PTSIM entered into framework agreement, restructuring the PTMI shareholders agreement, whereby PTSIM waived its put option right and exchanged its participating interest in PTMI for a non-participating interest, in exchange for a payment of approximately $29 million. In 2019, we paid the first two installments, totaling approximately $15 million, and had a remaining liability of approximately $14 million as of December 31, 2019, scheduled to be payable in early 2020.

NOTE 21—REDEEMABLE PREFERRED STOCK

On November 29, 2018 (the “Closing Date”), we completed a private placement of (1) 300,000 shares of 12% Redeemable Preferred Stock, par value $1.00 per share (the “Redeemable Preferred Stock”), and (2) Series A Warrants (the “Series A Warrants”) to purchase approximately 6.8 million shares of our common stock, with an initial exercise price per share of $0.01, for aggregate proceeds of $289.5 million, before payment of approximately $18 million of directly related issuance costs.

Redeemable Preferred Stock—The Redeemable Preferred Stock initially had an Accreted Value (as defined in the Certificate of Designation with respect to the Redeemable Preferred Stock (the “Certificate of Designation”)) of $1,000.00 per share. Pursuant to the Certificate of Designation, the holders of the Redeemable Preferred Stock are entitled to receive cumulative compounding preferred cash dividends quarterly in arrears at a fixed rate of 12.0% per annum compounded quarterly (of which 3.0% accrues each quarter) on the Accreted Value per share (the “Dividend Rate”). The cash dividends are payable only when, as and if declared by our Board of Directors out of funds legally available for payment of dividends. The Certificate of Designation provides that, if a cash dividend is not declared and paid in respect of any dividend payment period ending on or prior to December 31, 2021, then the Accreted Value of each outstanding share of Redeemable Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period, except the applicable dividend rate for this purpose is 13.0% per annum (the “PIK Dividend Rate”). Such automatic increase in the Accreted Value of each outstanding share of Redeemable Preferred Stock would be in full satisfaction of the preferred dividend that would have otherwise accrued for such dividend payment period. Our Board of Directors declared, and we paid cash dividends on the Redeemable Preferred Stock on the first dividend payment date (December 31, 2018), but our Board of Directors did not declare cash dividends on the Redeemable Preferred Stock on the March 31, June 30, September 30 and December 31, 2019 dividend payment dates and, as a result, the Accreted Value of the Redeemable Preferred Stock was increased by the amount of the accrued but unpaid dividends (i.e., a paid-in-kind (“PIK”) dividend).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2019, in connection with our entering into the Superpriority Credit Agreement, the Credit Agreement Amendment and the LC Agreement Amendment, we entered into a consent and waiver agreement (the “Consent and Waiver Agreement”) with the holders of the Redeemable Preferred Stock. Pursuant to the Consent and Waiver Agreement, we agreed to, among other things: (1) issue to the holders of the Redeemable Preferred Stock shares of Redeemable Preferred Stock in an aggregate amount equal to 3.0% of the Accreted Value; and (2) issue an additional number of Series A Warrants to purchase Common Stock with an initial exercise price per share of $0.01, subject to certain adjustments equal to the product of 1.5% times the total number of shares of Common Stock outstanding as of October 21, 2019. Additionally, we agreed to increase the Dividend Rate and the PIK Dividend Rate to 14.0% per annum and 15.0% per annum, respectively, per share of Redeemable Preferred Stock. The Consent and Waiver Agreement allowed us to incur the indebtedness and other obligations pursuant to Tranche A under the Superpriority Credit Agreement.  Additionally, on December 1, 2019 we entered into a second consent and waiver agreement, which allowed us to incur additional indebtedness under the Superpriority Credit Agreement.

The provisions of the RSA and the Plan of Reorganization contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of the Redeemable Preferred Stock and the Series A Warrants, will be entitled to no recovery relating to those equity interests.

The fair value upon issuance represented the net impact of $289.5 million of aggregate proceeds, less $18 million of fees and $43 million of fair value assigned to the Series A Warrants (included within Capital in excess of par value in our Balance Sheet). The fair value measurement upon issuance was based on inputs that were not observable in the market and thus represented level 3 inputs. We record accretion as an adjustment to Retained earnings (deficit) over the seven years from the Closing Date through the expected redemption date of November 29, 2025 using the effective interest method. From the Closing Date through December 31, 2019, we recorded cumulative accretion of approximately $17 million with respect to the Redeemable Preferred Stock. As of December 31, 2019, the Redeemable Preferred Stock balance was $290 million, adjusted for accretion and PIK dividends of approximately $44 million. During 2018, approximately $3 million of cash dividends were paid to the holders of the Redeemable Preferred Stock. The fair value measurement of the Series A Warrants was based on the market-observable fair value of our common stock upon issuance and thus represented a level 1 input. The fair value of the additional Series A Warrants issued in connection with the Consent and Waiver Agreement entered into on October 21, 2019 was $5 million as of December 31, 2019 (included within Capital in excess of par value on our Balance Sheet as of December 31, 2019).

NOTE 22—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Year ended December 31,
	2019 (1)	2018 (1)	2017 (2)
	(In millions, except per share amounts)
Net (loss) income attributable to McDermott	$(2,909)	$(2,687)	$179
Dividends on redeemable preferred stock	(44)	(3)	-
Accretion of redeemable preferred stock	(16)	(1)	-
Net (loss) income attributable to common stockholders	$(2,969)	$(2,691)	$179

Weighted average common stock (basic)	182	150	91
Effect of dilutive securities:
Restricted stock and tangible equity units	-	-	4
Potential dilutive common stock	182	150	95

Net (loss) income per share attributable to common stockholders
Basic:	$(16.31)	$(17.94)	$1.97
Diluted:	$(16.31)	$(17.94)	$1.88
(1)	The effects of restricted stock, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for 2019 and 2018 due to the net losses for each such year.
(2)

Approximately 0.5 million shares of underlying outstanding stock-based awards in 2017 were excluded from the computation of diluted earnings per share during such year because the exercise price of those awards was greater than the average market price of our common stock, and the inclusion of such shares would have been antidilutive during such year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) entitled Refineria de Cartagena S.A. v. Chicago Bridge & Iron Company N.V., et al., which was commenced on March 8, 2016 in connection with a large, cost reimbursable refinery construction project in Colombia completed by CB&I in 2015. Refineria de Cartagena, the customer on the project, is alleging that we are responsible for certain cost overruns, delays and consequential damages on the project. The customer is claiming total damages in excess of $4.5 billion. We have asserted a counterclaim against the customer for approximately $250 million. The parties have submitted final witness statements, expert reports and other filings. Hearings are expected to commence in the fourth quarter of 2020 and, after a multi-month hiatus, conclude in the second quarter of 2021. The venue for the arbitration hearings is expected to be in Washington, D.C.. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves for this matter were not significant as of December 31, 2019. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.

In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) entitled CBI Constructors Pty & Kentz Pty Ltd and Chevron Australia Pty Ltd., which was commenced on or about May 17, 2017, with the customer for one of CB&I’s previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to reimbursable billings. The matter has been bifurcated, with hearings on entitlement held in November 2018 and hearings on the amount of damages presently anticipated to begin in August, 2020, subject to the lifting of the automatic stay pursuant to section 362(a) of the Bankruptcy Code. In December 2018, the tribunal issued an interim award on entitlement, finding that the joint venture was not overpaid for its craft labor but that certain overpayments were made to the joint venture for its staff. As a result, we and our joint venture counterparty are asserting claims against the customer of approximately $103 million for certain unpaid invoices and other set-offs, and the customer is asserting that it has overpaid the joint venture by $78.6 million. Accordingly, as of December 31, 2019, we have established a reserve of approximately $55 million in the acquired balance sheet from the Combination, which equates to $85 million at the joint venture level.

Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos at various locations. We review and defend each case on its own merits and make accruals based on the probability of loss and best estimates of potential loss. We do not believe any unresolved asserted claim will have a material adverse effect on our future results of operations, financial position or cash flow. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of loss or estimate future losses. We do not believe a risk of material loss is probable related to these matters, and, accordingly, our reserves were not significant as of December 31, 2019. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements and other sources, we are unable to quantify the amount that we may recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2019, prior to the start of the trial of the claims of the first four plaintiffs, the parties reached a settlement resolving all claims of all 54 plaintiffs and several potential plaintiffs. The settlement amount will be paid directly by our insurance carriers.

As a result of the settlement, under the terms of certain insurance policies, additional deductible amounts may be due. We do not believe a risk of material loss is probable for additional deductible amounts due upon resolution of these matters, and accordingly, our reserves for this matter were not significant as of December 31, 2019.

Labor Litigation— A former employee of one of our subsidiaries commenced a class action lawsuit under the Fair Labor Standards ACT (“FLSA”) entitled Cantrell v. Lutech Resources, Inc., (S.D. Texas 2017) Case No. 4:17-CV-2679 on or about September 5, 2017, alleging that he and his fellow class members were not paid one and one half times their normal hourly wage rates for hours worked that exceeded 40 hours in a work week. Our subsidiary has yet to answer the allegations in the complaint, as agreed by the parties, in order to allow mediation to take place. The first mediation session commenced in October 2018, and a settlement has been reached between the parties. We do not believe a risk of material loss is probable related to this matter, and, accordingly, our reserves for this matter were not significant as of December 31, 2019.

Pre-Combination CB&I Securities Litigation—On March 2, 2017, a complaint was filed in the United States District Court for the Southern District of New York seeking class action status on behalf of purchasers of CB&I common stock and alleging damages on their behalf arising from alleged false and misleading statements made during the class period from October 30, 2013 to June 23, 2015. The case is captioned: In re Chicago Bridge & Iron Company N.V. Securities Litigation, No. 1:17-cv-01580-LGS (the “Securities Litigation”). The defendants in the case are: CB&I; a former chief executive officer of CB&I; a former chief financial officer of CB&I; and a former controller and chief accounting officer of CB&I. On June 14, 2017, the court named ALSAR Partnership Ltd. as lead plaintiff. On August 14, 2017, a consolidated amended complaint was filed alleging violations of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)  and Rule 10b-5 thereunder, arising out of alleged misrepresentations about CB&I’s accounting for the acquisition of The Shaw Group, CB&I’s accounting with respect to the two nuclear projects being constructed by The Shaw Group, and CB&I’s financial reporting and public statements with respect to those two projects. On May 24, 2018, the court denied defendants’ motion to dismiss. The parties have completed fact discovery and are currently engaged in expert discovery. On February 4, 2019, lead plaintiff ALSAR Partnership Ltd. and additional plaintiffs Iron Workers Local 40, 361, & 417 – Union Security Funds and Iron Workers Local 580 – Joint Funds moved for class certification and appointment as class representatives. On October 16, 2019, the court-appointed special master issued a report and recommendation regarding class certification and appointment of class representatives and class counsel, recommending that the court grant the plaintiffs’ motion. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of December 31, 2019. We believe the claims are without merit and intend to defend against them vigorously.

On October 26, 2018, two actions were filed by individual plaintiffs based on allegations similar to those alleged in the Securities Litigation. On February 25, 2019, a third action was filed by an individual plaintiff based on similar allegations. All three actions were filed in the United States District Court for the Southern District of New York and are captioned Gotham Diversified Neutral Master Fund, LP, et al. v. Chicago Bridge & Iron Company N.V. et al., Case No. 1:18-cv-09927 (the “Gotham Action”); Appaloosa Investment L.P., et al., v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:18-cv-09928 (the “Appaloosa Action”) and CB Litigation Recovery I, LLC v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:19-cv-01750 (the “CB Litigation Recovery Action”). Besides CB&I, the other defendants in all three cases are the same individual defendants as in the Securities Litigation described above. Plaintiffs assert causes of action based on alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 thereunder, along with common law causes of action. On January 25, 2019, the defendants filed in the Gotham and Appaloosa Actions partial motions to dismiss the causes of actions asserted under Section 18 of the Exchange Act and the common law causes of action. On March 25, 2019, the court entered a stipulation and order staying the CB Litigation Recovery Action pending a ruling on the partial motions to dismiss in the Gotham and Appaloosa Actions and making the decision on the partial motions to dismiss the Gotham and Appaloosa Actions applicable to the CB Litigation Recovery Action. On August 23, 2019, the court issued an order on the defendants’ motions to dismiss the Gotham and Appaloosa Actions, dismissing the causes of actions asserted under Section 18 of the Exchange Act but denying the motion to dismiss the common law causes of action. On October 16, 2019, the court issued an order consolidating the Gotham, Appaloosa and CB Litigation Recovery Actions (the “Consolidated Action”) and staying the Consolidated Action pending the court’s determination of the motion for class certification in the Securities Litigation. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of December 31, 2019. We believe the claims are without merit and intend to defend against them vigorously.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On or about November 2, 2017, a complaint was filed in the District Court of Montgomery County, Texas by Daniel Cohen and associated individuals and corporations, alleging causes of action under both common and state law for alleged false and misleading statements related to CB&I’s acquisition of The Shaw Group in 2013, particularly with regard to two nuclear projects being constructed by Shaw in South Carolina and Georgia. The case is captioned Daniel Cohen, et al. v. Chicago Bridge & Iron Company, N.V., et al., No. 17-10-12820. The other defendants are the same individual defendants as in the Securities Litigation described above. The plaintiffs alleged that the individual defendants made, or had authority over the content and method of communicating information to the public, including the alleged misstatements and omissions detailed in the complaint, resulting in a financial loss on shares of stock purchased by the plaintiffs. Discovery in this matter is proceeding. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of December 31, 2019. We believe the claims are without merit and intend to defend against them vigorously.

Post-Combination McDermott Securities Litigation— On November 15, 2018, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of McDermott common stock and alleging damages on their behalf arising from allegedly false and misleading statements made during the class period from January 24, 2018 to October 30, 2018. The case is captioned: Edwards v. McDermott International, Inc., et al., No. 4:18-cv-04330. The defendants in the case are: McDermott; David Dickson, our president and chief executive officer; and Stuart Spence, our former chief financial officer. The plaintiff has alleged that the defendants made material misrepresentations and omissions about the integration of the CB&I business, certain CB&I projects and their fair values, and our business, prospects and operations. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. On January 14, 2019, a related action was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of all shareholders of McDermott common stock as of April 4, 2018 who had the right to vote on the Combination, captioned: The Public Employees Retirement System of Mississippi v. McDermott International, Inc., et al., No. 4:19-cv-00135. The plaintiff has alleged the defendants (which include our chief executive officer and former chief financial officer) made material misrepresentations and omissions in the proxy statement we used in connection with the Combination. The plaintiff asserted claims under Section 14(a) and 20(a) of the Exchange Act. We filed a motion to consolidate the two actions, and the court granted that motion on February 22, 2019. The court appointed lead plaintiffs for both sets of claims on June 5, 2019. The plaintiffs subsequently filed amended pleadings to, among other things, add Chicago Bridge & Iron N.V. (“CB&I”) and CB&I’s former chief executive officer as additional defendants, and, on January 30, 2020, we filed motions to dismiss all of the claims. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of December 31, 2019. We believe the claims are without merit and we intend to defend against them vigorously

SEC and Federal Grand Jury Investigations—By letter dated July 26, 2019, together with accompanying subpoenas, the U.S. Securities and Exchange Commission (the “SEC”) notified us that it is conducting an investigation related to disclosures we made concerning the reporting of projected losses associated with the Cameron LNG project.  We have been and intend to continue cooperating with the SEC in this investigation, including by producing documents requested by the SEC. Also, by letter dated February 25, 2020, together with an accompanying subpoena, the office of the United States Attorney for the Southern District of Texas within the U.S. Department of Justice notified us that a Federal Grand Jury is conducting a criminal investigation and requested various documents, including cost forecasts and other financial-related information, related to the Cameron LNG project.  We intend to cooperate with the United States Attorney’s office and the Federal Grand Jury in this investigation, including by producing the documents that have been requested.

Saudi Arabia Customs Audit— During the fourth quarter of 2019, McDermott Arabia Co. Ltd received a customs audit report from the General Directorate of Customs Audit department in Saudi Arabia, stating that additional custom duties are applicable on structures and platforms imported during the period from 2014 to 2019. The audit report claims that customs on imported structures and platforms of $64.7 million are owed to the Saudi Arabia Customs Authority. We are currently assessing the customs audit report and are required to post a bond for the assessed amount; however, we do not believe a risk of material loss is probable related to this matter and, accordingly, no amounts have been accrued as of December 31, 2019. We believe the audit report is incorrect, and we intend to challenge the assessment vigorously.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental matters or for the investigation or remediation of environmental conditions during 2020 and 2021. As of December 31, 2019, we had no environmental reserve recorded.

Asset Retirement Obligations (“ARO”)

In March 2019, pursuant to a Memorandum of Understanding signed between Saudi Aramco and McDermott in 2017, we signed an agreement to enter into a long-term land lease agreement with Saudi Aramco, to establish a fabrication facility located within the new King Salman International Complex for Maritime Industries being developed by Saudi Aramco in Ras Al-Khair, Saudi Arabia. Construction activities are now in progress and the new facility is expected to be operational by 2022. In connection with the contemplated lease, the closure of our current fabrication facility in Dubai, United Arab Emirates, is expected to occur in 2030. ARO recorded as of December 31, 2019 was equal to the present value of the estimated costs to decommission the current fabrication facility and was not material.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2019, we determined that we had approximately $171 million of potential liquidated damages exposure, based on performance under contracts to date, and included $24 million as a reduction in transaction prices related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for the liquidated damages where we have not made a reduction in transaction prices. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

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

Intersegment sales are recorded at prices we generally establish by reference to similar transactions with unaffiliated customers and were not material during 2019, 2018 and 2017 and are eliminated upon consolidation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Information by Segment

	Year ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
NCSA	$4,627	$3,928	$246
EARC	761	271	19
MENA	1,790	1,704	2,120
APAC	666	411	600
Technology	587	391	-
Total revenues	$8,431	$6,705	$2,985

Operating (loss) income:
Segment operating (loss) income:
NCSA	$(1,546)	$(1,537)	$(4)
EARC	(319)	(74)	(13)
MENA	181	328	451
APAC	1	56	93
Technology	156	(519)	-
Total segment operating (loss) income	(1,527)	(1,746)	527
Corporate (1)	(555)	(510)	(220)
Total operating (loss) income	$(2,082)	$(2,256)	$307

Goodwill impairment (2):
NCSA	$1,111	$1,484	$-
EARC	319	40	-
APAC	-	52	-
Technology	-	592	-
Total goodwill impairment	$1,430	$2,168	$-

Depreciation and amortization:
NCSA	$65	$59	$26
EARC	14	13	-
MENA	50	51	31
APAC	15	19	36
Technology	74	92	-
Corporate	49	45	8
Total depreciation and amortization	$267	$279	$101

Capital expenditures (3):
NCSA	$7	$5	$23
EARC	2	-	-
MENA	18	19	31
APAC	8	12	9
Technology	2	-	-
Corporate (4)	55	50	56
Total Capital expenditures	$92	$86	$119

Income (loss) from investments in unconsolidated affiliates:
NCSA	$1	$-	$(1)
EARC	(5)	(5)	(4)
MENA	12	5	-
APAC	4	(8)	(7)
Technology	27	27	-
Corporate	(5)	(6)	-
Total income (loss) from investments in unconsolidated affiliates:	$34	$13	$(12)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019	2018
	(In millions)
Segment assets:
NCSA	$1,826	$3,257
EARC	554	1,169
MENA	1,317	1,472
APAC	1,518	1,147
Technology	2,590	2,752
Corporate (5)	932	(357)
Total assets	$8,737	$9,440

Investments in unconsolidated affiliates (6):
EARC	$1	$2
MENA	70	60
APAC	3	-
Technology	381	385
Corporate	-	5
Total investments in unconsolidated affiliates	$455	$452

(1)	Corporate operating results include:

2019

•	$57 million in transaction costs (see Note 12, Restructuring and Integrations Costs and Transaction Costs);
•	$114 million in restructuring and integration costs (see Note 12, Restructuring and Integrations Costs and Transaction Costs); and
•	$18 million of impairment charges associated with our marine vessels (see Note 16, Fair Value Measurements).

2018

•	$48 million in transaction costs associated with the Combination;
•	$134 million in restructuring and integration costs;
•	$58 million of vessel related impairment charges; and
•	$25 million of expense associated with the need to make alternate arrangements for a third-party vessel charter, because the previously designated vessel was withdrawn from the market.

2017

•	$4 million gain on sale of assets; and
•	$9 million in transaction costs associated with the Combination (see Note 3, Business Combination).
(2)

Represents impairment of goodwill associated with our NCSA and EARC reporting units in 2019 and our NCSA, EARC, APAC and Technology reporting units in 2018. See Note 9, Goodwill and Other Intangible Assets, for further discussion. The goodwill impairment values are included within the applicable operating group’s Operating loss.

(3)

Capital expenditures reported represent cash purchases. At December 31, 2019, 2018 and 2017, we had approximately $160 million, $26 million and $8 million, respectively, of accrued and unpaid capital expenditures reported in PP&E and accrued liabilities.

(4)

Corporate capital expenditures in 2019 and 2018 include upgrades to the Amazon. Corporate capital expenditures in 2017 include the purchase of the Amazon, a pipelay and construction vessel described in Note 14, Lease Obligations. Following the purchase, we sold this vessel to an unrelated third party and simultaneously entered into an 11-year bareboat charter agreement.

(5)	Corporate assets at December 31, 2018 include negative cash balances associated with our international cash pooling program, which ceased in the fourth quarter of 2019.
(6)	The Consolidated Balance Sheets as of December 31, 2019 and 2018 include approximately $48 million and $15 million of accounts receivable, respectively, from our unconsolidated affiliates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant Customer Information

Our significant customers by segments during 2019, 2018 and 2017 were as follows:

	% of
	Consolidated	Reportable
	Revenues	Segment
Year Ended December 31, 2019:
Saudi Aramco	11%	MENA
Year Ended December 31, 2018:
Saudi Aramco	19%	MENA
Cameron LNG	10%	NCSA
Year Ended December 31, 2017:
Saudi Aramco	63%	MENA
Inpex Operations Australia Pty Ltd	11%	APAC

Operating Information by Geography

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Geographic revenues:
United States	$4,431	$3,695	$102
Saudi Arabia	999	1,304	1,965
Qatar	467	173	149
India	373	144	201
Denmark	332	118	-
Russia	303	96	-
United Arab Emirates	271	130	5
Mexico	216	191	143
Australia	168	253	344
Other countries	871	601	76
Total revenue	$8,431	$6,705	$2,985

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019	2018
	(In millions)
Property, plant and equipment, net (1):
India	$798	$429
United States	324	797
Netherlands	222	-
Sri Lanka	209	-
Mexico	180	192
Qatar	160	2
Indonesia	47	246
Other countries	189	401
Total property, plant and equipment, net	$2,129	$2,067

(1)	Our marine vessels are included in the area in which they were located as of the reporting date.

NOTE 25—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the quarterly periods in 2019 and 2018:

2019	March 31	June 30	September 30	December 31
	(In millions, except per share data amounts)
Revenues	$2,211	$2,137	$2,121	1,962
Project intangibles and inventory related amortization (1)	10	10	7	7
Gross profit	183	178	(59)	(115)
Other intangibles amortization (2)	22	22	21	22
Transaction costs (3)	4	11	14	28
Restructuring and integration costs (4)	69	20	14	11
Goodwill impairment (5)	-	-	1,370	60
Intangible Asset impairments (6)	-	-	143	19
Other asset impairments (7)	-	-	18	-
Loss on asset disposals	-	102	-	2
Net loss (8)	(57)	(114)	(1,864)	(849)
Net loss attributable to McDermott	(56)	(132)	(1,873)	(848)
Dividends on redeemable preferred stock (9)	(10)	(10)	(10)	(14)
Accretion of redeemable preferred stock (9)	(4)	(4)	(4)	(4)
Net loss attributable to common stockholders	(70)	(146)	(1,887)	(866)

Income (loss) per share
Basic	$(0.39)	$(0.80)	$(10.37)	(4.69)
Diluted	$(0.39)	$(0.80)	$(10.37)	(4.69)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2018 (10)	March 31	June 30	September 30	December 31
	(In millions, except per share data amounts)
Revenues	$608	$1,735	$2,289	$2,073
Project intangibles and inventory related amortization (1)	$-	$12	$30	41
Gross profit	130	237	273	(122)
Other intangibles amortization (2)	-	10	25	27
Transaction costs (3)	3	37	5	3
Restructuring and integration costs (4)	12	63	31	28
Goodwill impairment (5)	-	-	-	2,168
Other asset impairments (7)	-	-	-	58
Net income (loss)	34	45	-	(2,757)
Net income (loss) attributable to McDermott	35	47	2	(2,771)
Dividends on redeemable preferred stock (9)	-	-	-	(3)
Accretion of redeemable preferred stock (9)	-	-	-	(1)
Net income (loss) attributable to common stockholders	35	47	2	(2,775)

Income (loss) per share
Basic	$0.12	$0.33	$0.01	$(15.33)
Diluted	$0.12	$0.33	$0.01	$(15.33)

(1)

Represents amortization of fair value adjustments for RPOs acquired in the Combination and normalized profit margin fair value associated with acquired long-term contracts that were deemed to be lower than market value as of the Combination Date. Also included is amortization associated with fair value adjustments to inventory balances acquired in the Combination.

(2)	Represents amortization of other intangible assets acquired in the Combination. See Note 9, Goodwill and Other Intangible Assets, for further discussion.
(3)

2019—primarily relates to legal and other professional fees associated with the sale processes for the pipe fabrication business and the Lummus Technology business and the now-terminated effort to sell our industrial storage tanks business, as well as professional and other fees associated with the Chapter 11 Cases.

2018—primarily relates to professional service fees (including audit, legal and advisory services) associated with the Combination. See Note 3, Business Combination, for further discussion.
(4)	Primarily represents costs related to achieve our CPI. See Note 12, Restructuring and Integration Costs, for further discussion.
(5)

2019—represents impairment of goodwill associated with our NCSA and EARC reporting units, resulting from our interim and annual impairment assessment. See Note 9, Goodwill and Other Intangible Assets, for further discussion.

2018—represents impairment of goodwill associated with our NCSA, EARC, APAC and Technology reporting units, resulting from our annual impairment assessment.

(6)	Represents impairment of intangible assets, primarily in our NCSA segment. See Note 9, Goodwill and Other Intangible Assets, for further discussion.
(7)

Represents charges associated with the impairment of vessels and other marine equipment, due to changes in their level of planned utilization. See Note 16, Fair Value Measurements, for further discussion.

(8)

Net loss for the quarter ended December 31, 2019 included the impact on interest expense of: (1) $316 million of DIC amortization, primarily associated with the accelerated DIC amortization due to our non-compliance with certain covenants and other obligations contained in our financing arrangements, discussed in Note 13, Debt; (2) $67 million of expense associated with our interest rate swap arrangement, reclassified from AOCI into interest expense, discussed in Note 17, Derivative Financial Instruments; and (3) a $32 million of gain associated with the valuation of the Superpriority Credit Agreement embedded derivative, discussed in Note 13, Debt.

(9)

Represents dividends paid and accrued on the shares of 12% Redeemable Preferred Stock and accretion of the stock over the seven years from November 29, 2018 through the expected redemption date of November 29, 2025, using the effective interest method.  See Note 21, Redeemable Preferred Stock, for further discussion.

(10)	Results in the second, third and fourth quarters of 2018 reflect impacts of the Combination from the Combination Date.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. This report is included with this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, which was identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9B. Other Information

On February 24, 2020, certain of the Debtors entered into an amendment to the DIP Facilities (the “DIP Facilities Amendment”) with the Consenting Parties and/or their affiliates party thereto, which amends, among other things:

•	the purposes for which letters of credit can be issued under the DIP LC Facility;
•	the conditions precedent to the Final Facility Effective Date (as defined in the DIP Facilities); and
•

the events of default to remove the event of default that the credit agreement with respect to the Exit Facilities (as defined in the RSA) must be in substantially final form by the date of entry of the Final DIP Order (as defined in the DIP Facilities).

The foregoing description of the DIP Facilities Amendment does not purport to be complete and is qualified in its entirety by reference to the final, executed documents memorializing the DIP Facilities and the DIP Facilities Amendment, as approved by the Court, copies of which are filed as Exhibit 4.22 and 4.23, respectively, to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

McDermott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited McDermott International, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDermott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 28, 2020

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officer Profiles,” respectively, in the Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Board Committees” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the 2020 Proxy Statement or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

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

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2020 Proxy Statement or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2020 Proxy Statement or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance—Related Party Transactions” and “Corporate Governance—Director Independence” in the 2020 Proxy Statement or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2020” in the 2020 Proxy Statement or an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this Annual Report or incorporated by reference:

I.	CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017

II.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or the related Notes contained in this Annual Report on Form 10-K.

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

2.3

Joint Chapter 11 Plan of Reorganization of McDermott International, Inc. and its Debtor Affiliates, dated January 21, 2020 (Incorporated by reference to Exhibit A of the Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization of McDermott International, Inc. and its Affiliated Debtors dated January 21, 2020, filed as Exhibit 99.2 to McDermott’s Form 8-K filed on January 21, 2020).

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

3.4

Certificate of Amendment to the Certificate of Designation of 12% Redeemable Preferred Stock of McDermott International, Inc., dated October 24, 2019 (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

3.5

Certificate of Amendment to the Certificate of Designation of 12% Redeemable Preferred Stock of McDermott International, Inc., dated December 2, 2019 (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 6, 2019 (File No. 1-08430)).

3.6

Certificate of Designation of Series A Preferred Stock of McDermott International, Inc., dated December 2, 2019 (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 6, 2019 (File No. 1-08430)).

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description
4.1†	Description of Common Stock

4.2

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

4.3

First Supplemental Indenture, dated May 10, 2018, among the Escrow Issuers, the Post-Merger Co-Issuers, certain of the Guarantors (each, as defined therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2018 (File No. 1-08430)).

4.4

Second Supplemental Indenture, dated May 10, 2018, among the Post-Merger Co-Issuers, certain of the Guarantors (each, as defined therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2018 (File No. 1-08430)).

4.5

Third Supplemental Indenture, dated July 8, 2019, among CB&I Storage Tank Solutions LLC, McDermott Technology (Americas), Inc. and McDermott Technology (US), Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2019 (File No. 1-08430)).

4.6

Fourth Supplemental Indenture, dated September 3, 2019, among CB&I STS Delaware LLC, CB&I STS Holdings LLC CBI Company Ltd., McDermott Technology (Americas), Inc. and McDermott Technology (US), Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2019 (File No. 1-08430)).

4.7

Fifth Supplemental Indenture, dated October 22, 2019, among McDermott Servicos offshore Do Brasil Ltda., McDermott Technology (Americas), Inc. and McDermott Technology (US), Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2019 (File No. 1-08430)).

4.8†

Supplemental Indenture, dated December 20, 2019, among CB&I (US) Holdings, Limited, McDermott Technology, LLC, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc., and UMB Bank, N.A.

4.9	Form of 10.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2018 (File No. 1-08430)).

4.10

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

4.11

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

4.12

Warrant Agreement, dated as of November 29, 2018, among McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A.  (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on November 29, 2018 (File No. 1-08430)).

4.13

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

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description

4.14

Amendment No. 1 to Superpriority Senior Secured Credit Agreement, dated as of December 1, 2019, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 2, 2019 (File No. 1-08430)).

4.15

Amendment No. 2 to Superpriority Senior Secured Credit Agreement, dated as of January 9, 2020, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2020 (File No. 1-08430))).

4.16

Consent and Amendment No. 1 to Credit Agreement, dated October 21, 2019, by and among McDermott International, Inc., McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 21, 2019 (File No. 1-08430)).

4.17

Consent and Amendment No. 1 to Letter of Credit Agreement, dated as of October 21, 2019, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., as co-applicants, a syndicate of participants and letter of credit issuers, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 21, 2019 (File No. 1-08430)).

4.18

Amendment No. 2 to Credit Agreement, dated as of December 1, 2019, by and among McDermott International, Inc., McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 2, 2019 (File No. 1-08430)).

4.19

Amendment No. 2 to Letter of Credit Agreement, dated as of December 1, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., as co-applicants, a syndicate of participants and letter of credit issuers, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 2, 2019 (File No. 1-08430)).

4.20

Amendment No. 3 to Credit Agreement, dated as of January 9, 2020, by and among McDermott International, Inc., McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 15, 2020 (File No. 1-08430)).

4.21

Amendment No. 3 to Letter of Credit Agreement, dated as of January 9, 2020, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., as co-applicants, a syndicate of participants and letter of credit issuers, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on January 15, 2020 (File No. 1-08430)).

4.22†

Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of January 23, 2020, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V. as borrowers, a syndicate of lenders and issuers party thereto, Crédit Agricole Corporate and Investment Bank, as revolving administrative agent. Barclays Bank PLC, as term loan administrative agent, Barclays Bank PLC, Royal Bank of Canada, Crédit Agricole Corporate and Investment Bank and ABN AMRO Capital USA LLC, as lead arrangers for the term facilities and the revolving facility, Barclays Bank PLC, as sole bookrunner for the term facilities and Crédit Agricole Corporate and Investment Bank, as sole bookrunner for the revolving facility.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description

4.23†

Amendment No. 1 to Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of February 24, 2020, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V. as borrowers, a syndicate of lenders and issuers party thereto, Crédit Agricole Corporate and Investment Bank, as revolving administrative agent. Barclays Bank PLC, as term loan administrative agent, Barclays Bank PLC, Royal Bank of Canada, Crédit Agricole Corporate and Investment Bank and ABN AMRO Capital USA LLC, as lead arrangers for the term facilities and the revolving facility, Barclays Bank PLC, as sole bookrunner for the term facilities and Crédit Agricole Corporate and Investment Bank, as sole bookrunner for the revolving facility.

10.1*

2009 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 27, 2009 (File No. 1-08430)).

10.2

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

10.4*

Form of 2009 LTIP March 5, 2013 Performance Share Grant Agreement (incorporated by reference to Exhibit 10.32 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (file No. 1-08430)).

10.5*

Letter Agreement dated October 17, 2013 between McDermott International, Inc. and David Dickson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.6*

Change of Control Agreement among McDermott International, Inc., McDermott, Inc. and David Dickson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-08430)).

10.7*

McDermott International, Inc. Director and Executive Deferred Compensation Plan, as Amended and Restated May 6, 2014 (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-08430)).

10.8*

McDermott International, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement on Schedule 14A filed on March 24, 2014 (File No. 1-08430)).

10.9*

Form of 2016 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2016 (File No. 1-08430)).

10.10*

McDermott International, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to McDermott International Inc.’s Proxy Statement on Schedule 14A filed on March 18, 2016 (File No. 1-08430)).

10.11*

2016 McDermott International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the Commission on April 14, 2016 (File No, 1-08430)).

10.12*	Form of 2017 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 3, 2017 (File No. 1-08430)).

10.13*

Form of 2018 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

10.14*

Form of Amended and Restated RSU Grant Agreement (Replacing 2016 Performance Unit Grant Agreements (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

10.15*

Form of Amended and Restated RSU Grant Agreement (Replacing 2017 Performance Unit Grant Agreements) (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2018 (File No. 1-08430)).

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description

10.16*

The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008 (incorporated by reference to Annex B to CB&I’s 2008 Definitive Proxy Statement filed with the SEC on April 8, 2008 (File No. 1-12815)).

10.17*

2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex B to CB&I’s 2009 Definitive Proxy Statement filed with the SEC on March 25, 2009 (File No. 1-12815)).

10.18*

2012 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex A to CB&I’s 2012 Definitive Proxy Statement filed with the SEC on March 22, 2012 (File No. 1-12815)).

10.19*

2015 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed with the SEC on April 24, 2015 (File No. 1-12815)).

10.20*

2016 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex A to CB&I’s 2016 Definitive Proxy Statement filed with the SEC on March 24, 2016 (File No. 1-12815)).

10.21*

The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to The Shaw Group’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 9, 2009 (File No. 1-12227)).

10.22*

First Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Shaw Group’s Current Report on Form 8-K filed with the SEC on January 20, 2011 (File No. 1-12815)).

10.23*

Second Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to The Shaw Group’s Current Report on Form 8-K filed with the SEC on January 20, 2011 (File No. 1-12227)).

10.24*

Third Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, filed with the SEC on April 24, 2014 (File No. 1-12227)).

10.25*

Fourth Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed with the SEC on April 24, 2015 (File No. 1-12815)).

10.26*

Form of 2018 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on June 12, 2018 (File No. 1-08430)).

10.27*

Form of 2019 Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.28*

Form of 2019 Performance Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.29*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.30*

Form of Change in Control Agreement for Operational Officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.31*

Amended and Restated Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2019 (File No. 1-08430)).

10.32*

Form of 2019 Non-Employee Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 1-08430)).

10.33*

Separation Agreement dated effective November 6, 2019 by and between Stuart Spence and McDermott, Inc. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on November 13, 2019 (File No. 1-08430)).

10.34*

Form of Change in Control Agreement among McDermott International, Inc., McDermott, Inc. and Christopher A. Krummel (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on November 13, 2019 (File No. 1-08430)).

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description

10.35*†	Form of Retention Bonus Award Agreement.

10.36*†	Form of Retention Bonus Award Agreement for Certain Executives.

10.37

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

10.38

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

10.39

Amendment No. 1 to Registration Rights Agreement, dated as of October 25, 2019, by and between McDermott International, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

10.40

Securities Purchase Agreement, dated as of October 30, 2018, by and between McDermott International, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 31, 2018 (File No. 1-08430)).

10.41

Amendment No. 1 to Securities Purchase Agreement, dated as of October 25, 2019, by and between McDermott International, Inc. and the parties thereto (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

10.42

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

10.43

Forbearance Agreement, dated as of December 1, 2019, by and among McDermott Technology (Americas), Inc., McDermott Technology (US), Inc., McDermott International, Inc., each of the guarantors party thereto, and each of the holders party thereto (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on December 2, 2019 (File No. 1-08430)).

10.44

Second Consent and Waiver Agreement, dated as of December 1, 2019, by and among McDermott International, Inc., West Street Capital Partners VII Offshore Investments, L.P., West Street Capital Partners VII - Parallel B, L.P., West Street Capital Partners VII B, L.P. and Apicorp Managed Account Investment Vehicle, L.P. (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on December 2, 2019 (File No. 1-08430)).

10.45

Tripartite Agreement, dated as of December 2, 2019, by and among McDermott Technology (Americas), Inc., McDermott Technology (US), Inc., Wells Fargo Bank, National Association and UMB Bank, N.A. (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2019 (File No. 1-08430)).

10.46

Form of Registration Rights Agreement by and among McDermott International, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2019 (File No. 1-08430)).

10.47

Restructuring Support Agreement, dated January 21, 2020 by and among the McDermott International, Inc., the debtor subsidiaries party thereto and a syndicate of lenders and letter of credit issuers (incorporated by reference to Exhibit B of the Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization of McDermott International, Inc. and its Affiliated Debtors dated January 21, 2020 filed as Exhibit 99.2 to McDermott International, Inc.’s Current Report on Form 8-K filed with the SEC on January 21, 2020 (File No. 1-08430))).

10.48

Amendment No. 1 to Warrant Agreement, dated as of October 25, 2019, by and between McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description

10.49

Warrant Agreement, dated as of October 25, 2019, by and between McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on October 29, 2019 (File No. 1-08430)).

10.50

Warrant Agreement, dated as of December 2, 2019, by and between McDermott International, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 6, 2019 (File No. 1-08430)).

10.51

Share and Asset Purchase Agreement, dated January 21, 2020, by and among MTA, MTUS, MTBV and J. Ray Holdings, Inc. and Illuminate Buyer, LLC (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 21, 2020 (File No. 1-08430)).

10.52†	McDermott International, Inc. 2020 Key Employee Retention Plan

10.53†	McDermott International, Inc. 2020 Key Employee Incentive Plan

21.1†	Significant Subsidiaries of the Registrant.

31.1†	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2†	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1†	Section 1350 certification of Chief Executive Officer.

32.2†	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

101.INS XBRL	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL	Inline XBRL Taxonomy Extension Schema Document

101.CAL XBRL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.
	By:	/s/ DAVID DICKSON
David Dickson
February 28, 2020		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ DAVID DICKSON	President and Chief Executive Officer and Director
David Dickson	(Principal Executive Officer)

/s/ CHRISTOPHER A. KRUMMEL	Executive Vice President and Chief Financial Officer
Christopher A. Krummel	(Principal Financial Officer)

/s/ DALE SUDERMAN	Vice President and Chief Accounting Officer
Dale Suderman	(Principal Accounting Officer)

/s/ FORBES I.J. ALEXANDER	Director
Forbes I.J. Alexander

/s/ PHILIPPE BARRIL	Director
Philippe Barril

/s/ JOHN F. BOOKOUT, III	Director
John F. Bookout, III

/s/ ALAN J. CARR	Director
Alan J. Carr

/s/ L. RICHARD FLURY	Director
L. Richard Flury

/s/ W. CRAIG KISSEL	Director
W. Craig Kissel

/s/ GARY P. LUQUETTE	Director, Chairman of the Board
Gary P. Luquette

/s/ JAMES H. MILLER	Director
James H. Miller

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ MARY L. SHAFER-MALICKI	Director
Mary L. Shafer-Malicki

/s/ HEATHER L. SUMMERFIELD	Director
Heather L. Summerfield

/s/ MARSHA C. WILLIAMS	Director
Marsha C. Williams

February 28, 2020

