Form 10-K/A
period 2019-12-31
MCDERMOTT INTERNATIONAL INC
filed 2020-04-24
CIK 708819

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
☒
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
The number of shares of the registrant’s common stock outstanding at March 31, 2020 was 193,081,224.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form
10-K:
none.

INDEX TO
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2019

2	EXPLANATORY NOTE

2	PART III

2	Item 10 Directors, Executive Officers and Corporate Governance

14	Item 11 Executive Compensation

44	Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

46	Item 13 Certain Relationships, Related Transactions and Director Independence

47	Item 14 Principal Accountant Fees and Services

48	PART IV

48	Item 15 Exhibits, Financial Statement Schedules

57	SIGNATURES

1

EXPLANATORY NOTE
McDermott International, Inc. (“McDermott,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our annual report on Form
10-K
for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020 (the “Original Filing” or “our Form
10-K”),
solely for the purpose of including the information required by Part III of Form
10-K
because we do not intend to file a definitive proxy statement for a 2020 Annual Meeting of Stockholders before the date that is 120 days after our fiscal year end.
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
Bankruptcy Proceedings under Chapter 11
As previously disclosed, on January 21, 2020, McDermott and certain of its subsidiaries (together with McDermott, the “Debtors”) filed voluntary petitions under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue a Joint Prepackaged Chapter 11 Plan of Reorganization. The Chapter 11 Cases are being jointly administered under the caption
In re McDermott International, Inc., et al.
, No.
 20-30336.
On March 12, 2020, the Bankruptcy Court entered the
 Order Approving the Debtors’ Disclosure Statement and Confirming the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (Technical Modifications) of McDermott International, Inc. and its Debtor Affiliates
 [Docket No. 665] (the “Confirmation Order”), which approved and confirmed the
Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (Technical Modifications) of McDermott International, Inc. and Its Debtor Affiliates
 [Docket No. 651] (the “Plan of Reorganization”).
The Debtors expect that the effective date of the Plan of Reorganization will occur as soon as all conditions precedent to the Plan of Reorganization have been satisfied (the “Effective Date”). Although the Debtors are expecting the occurrence of the Effective Date as soon as reasonably practicable, the Debtors can make no assurance as to when, or ultimately if, the Plan of Reorganization will become effective. It is also possible that amendments could be made to the Plan of Reorganization prior to the Effective Date.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors (our “Board”) oversees, monitors and directs management in the long-term interests of McDermott and our stockholders. Our Articles of Incorporation provide that, at each annual meeting of stockholders, all directors shall be elected annually for a term expiring at the next succeeding annual meeting of stockholders or until their respective successors are duly elected and qualified. All of our directors, except Mr. Alan J. Carr and Ms. Heather L. Summerfield, were elected at our annual meeting of stockholders held on May 2, 2019. Mr. Carr and Ms. Summerfield were appointed as directors by our Board effective November 18, 2019.
The following profiles provide certain information about each of our 13 directors. Ages and other information are as of March 3

, 2020.

Directors

FORBES I. J. ALEXANDER
Former Executive Vice President and Chief Financial Officer, Jabil, Inc.

Age	Director Since	Committee Assignments
59	2018	• Audit Committee • Finance Committee

Professional Highlights
•	Jabil, Inc., a product solutions company providing design, manufacturing, supply chain and product management services across various industries

•	Executive Vice President (2018 – 2020)

•	Chief Financial Officer (2004 – 2018)

•	Treasurer (1996 – 2004)

•	Assistant Treasurer (1996)

•	Controller, Scotland operations (1993 – 1996)

Former Public Company Directorships
•	Director, Chicago Bridge & Iron Company N.V. (May 2017 – May 2018)

Our Board believes Mr. Alexander is qualified to serve as a director due to his extensive executive leadership experience and financial knowledge, having worked as a financial officer within various types of companies over the course of his career.

PHILIPPE C. BARRIL
Chief Operating Officer, SBM Offshore N.V.

Age	Director Since	Committee Assignments
55	2017	• Audit Committee • Risk Committee (Chair)

Professional Highlights
•	SMB Offshore N.V., a provider of floating production solutions to the offshore energy industry

•	Chief Operating Officer (March 2015 – Present)

•	Member of Management Board (April 2015 – Present)

•	Technip, S.A., a provider of project management, engineering and construction services for the energy industry

•	President and Chief Operating Officer (January 2014 – January 2015)

•	Executive Vice President and Chief Operating Officer, Onshore and Offshore (September 2011 – December 2013)

•	Senior Vice President, Offshore, Technip France (June 2010 – September 2011)

•	Senior Vice President, Offshore & Onshore Product Lines and Technologies, Technip France (November 2009 – May 2010)

•	Managing Director, Entrepose Contracting, EPC contractor for the energy industry (2007 – 2009)

Our Board believes Mr. Barril is qualified to serve as a director due to his executive leadership and international operations experience within the oilfield engineering and construction industry.

JOHN F. BOOKOUT, III Partner, Apollo Global Management, LLC

Age	Director Since	Committee Assignments
66	2006	• Governance Committee • Risk Committee • Finance Committee

Professional Highlights
•	Apollo Global Management, LLC, a global investment management firm

•	Partner (June 2016 – Present)

•	Senior Advisor (October 2015 – June 2016)

•	Kohlberg Kravis Roberts & Co., a private equity firm

•	Managing Director of Energy and Infrastructure (March 2008 – June 2015)

•	McKinsey & Company, a global management consulting firm (1978 – 2008)

•	Managing Partner and Head of North American and European Energy Practices, responsible for McKinsey’s 17 global industry practices

•	Held various other senior leadership positions

Former Public Company Directorships
•	Director, Tesoro Corporation (2006 – 2010)

Our Board believes Mr. Bookout is qualified to serve as a director due to his broad executive leadership experience within the oil and gas exploration and development industry and the petroleum refining and marketing industry and his experience in private equity and finance.

ALAN J. CARR
Chief Executive Officer, Drivetrain, LLC

Age	Director Since	Committee Assignments
50	2019	• Finance Committee

Professional Highlights
•	Chief Executive Officer and co-founder, Drivetrain LLC, a multi-disciplinary fiduciary services company serving the distressed investing industry with an investor’s perspective (2013 – Present)

•	Managing Director, Strategic Value Partners, LLC (2003 – 2013)

•	Corporate restructuring attorney for various law firms in New York and New Jersey (1995 – 2003)

Current Public Company Directorships
•	Director, Sears Holdings Corporation, a broadline retailer with full-line and specialty retail stores in the United States and Canada, which filed a voluntary petition under Chapter 11 of the Bankruptcy Code in October 2018 and emerged from bankruptcy in February 2019 (since 2018)

Former Public Company Directorships
•	Director, Verso Corporation, a North American producer of specialty and graphic papers, packaging and pulp, which filed a voluntary petition under Chapter 11 of the Bankruptcy Code in January 2016 and emerged from bankruptcy in July 2016 (2016 – January
2019)—Co-Chairman
of the Board,
co-chairperson of the Corporate Governance and Nominating Committee and member of the
Audit and Compensation Committees

•	Director, TEAC Corporation (2018 – 2019), which filed a voluntary petition under Chapter 11 in May 2018

•	Director, Atlas Iron Limited (2016 – 2018)

•	Director, Tanker Investments, Ltd (2014 – 2017)

•	Director, Brookfield DTLA Fund Office Trust Investor, Inc. (2014 – 2017)

•	Director, Tidewater, Inc. (2017 – 2019), which filed a voluntary petition under Chapter 11 in May 2017

•	Director, Midstates Petroleum Company, Inc. (2015 – 2019), which filed a voluntary petition under Chapter 11 in May 2016

Our Board believes Mr. Carr is qualified to serve as a director due to his extensive experience with respect to financial and strategic matters gained through his representation of companies and investors in complex financial situations and his significant knowledge of corporate governance matters acquired through his service as a director of several public and private companies in diverse industries.

DAVID DICKSON
President and Chief Executive Officer

Age	Director Since	Committee Assignments
52	2013	• None

Professional Highlights
•	McDermott International, Inc.

•	President and Chief Executive Officer (since December 2013)

•	Executive Vice President and Chief Operating Officer (October 2013 – December 2013)

•	Technip, S.A., a provider of project management, engineering and construction services for the energy industry

•	President of Technip U.S.A. Inc., with oversight responsibilities for all of Technip’s North American operations and for certain operations in Latin America (September 2008 – October 2013)

Our Board believes Mr. Dickson is qualified to serve as a director due to his position as our President and Chief Executive Officer, his extensive executive leadership experience in and significant knowledge of the offshore oilfield engineering and construction business, and his broad understanding of the expectations of our core customers.

L. RICHARD FLURY
Former Chief Executive Officer of Gas, Power & Renewables, BP p.l.c.

Age	Director Since	Committee Assignments
72	2018	• Governance Committee (Chair) • Compensation Committee

Professional Highlights
•	BP p.l.c., an oil and natural gas exploration, production, refining and marketing company

•	Chief Executive Officer, Gas, Power & Renewables (1998 – retirement in 2001)

•	Executive Vice President, Exploration & Production Sector, Amoco Corp. (acquired by BP p.l.c. in 1998) (1996 – 1998)

•	Various other executive roles, Amoco Corp. (1988 – 1996)

Current Public Company Directorships
•	Director, Callon Petroleum Corporation, an independent oil and natural gas company focused on the acquisition, exploration and development of assets in the Permian Basin (since 2004)—
Audit, Compensation and Strategic Planning & Reserves Committees

Former Public Company Directorships
•	Director, Chicago Bridge & Iron Company N.V. (2003 – May 2018)

•	Director, QEP Resources, Inc. (June 2010 – May 2015)

Our Board believes Mr. Flury is qualified to serve as a director due to his extensive experience in serving in executive and director capacities at several public companies, knowledge of the energy industry, knowledge of international business and financial adeptness.

W. CRAIG KISSEL Former President of Commercial Systems, Trane, Inc.

Age	Director Since	Committee Assignments
69	2018	• Compensation Committee (Chair)

Professional Highlights
•	Trane, Inc. (a subsidiary of Ingersoll-Rand plc and successor to American Standard Companies), global manufacturer of heating, ventilating and air conditioning systems and building management systems and controls

•	President, Commercial Systems (2003 – retirement in 2008)

•	President, American Standard’s Vehicle Control Systems, Belgium (1998 – 2003)

•	Various other executive roles since 1980, including President of WABCO Vehicle Control Systems from (1998 – 2003), President, North American Unitary Products Group (1994 – 1997), Vice President, Marketing, North American Unitary Products Group (1992 – 1994)

Current Public Company Directorships
•	Director, Watts Water Technologies, Inc. (since 2011)— Chairman of the Board, Nominating & Corporate Governance Committee

Former Public Company Directorships
•	Director, Chicago Bridge & Iron Company N.V. (2009 – May 2018)

Our Board believes Mr. Kissel is qualified to serve as a director due to the breadth of his experience as a division president of a public company and as a public company director, his knowledge of international business and technological expertise.

GARY P. LUQUETTE Non-Executive Chairman of the Board Former President and Chief Executive Officer, Frank’s International N.V.

Age	Director Since	Committee Assignments
64	2013	• Compensation Committee

Professional Highlights
•	Frank’s International N.V., a global provider of engineered tubular services to the oil and gas industry

•	President and Chief Executive Officer (January 2015 – November 2016), and Special Advisor (November 2016 – retirement in December 2016)

•	Member of Supervisory Board (November 2013 – May 2017)

•	Chevron Corporation (1978 – September 2013)

•	President, Chevron North America Exploration and Production (2006 – September 2013)

•	Held several other key exploration and production senior leadership positions in Europe, California, Indonesia and Louisiana, including Managing Director of Chevron Upstream Europe, Vice President, Profit Center Manager, Advisor and Engineer

Current Public Company Directorships
•	Director, Apergy Corporation, a provider of highly engineered technologies that help companies drill for and produce oil and gas around the world (since 2018)—
Compensation Committee (Chair), Governance and Nominating Committee

Former Public Company Directorships
•	Director, Southwestern Energy Company (2017 – 2019)

•	Director, Frank’s International N.V. (2013 – 2017)

Our Board believes Mr. Luquette is qualified to serve as a director due to his extensive senior management, operational and international experience in the global oil and gas exploration and production industry and the oilfield services industry.

JAMES H. MILLER Former Chairman, PPL Corporation

Age	Director Since	Committee Assignments
71	2018	• Governance Committee

Professional Highlights
•	PPL Corporation, a provider of energy services across the United States and the United Kingdom

•	Chairman (2006 – retirement in 2012)

•	President and Chief Executive Officer (2006 – 2011)

•	Various other management roles, including Executive Vice President and Chief Operating Officer (2004 – 2005)

•	USEC, Inc. (renamed Centrus Energy Corp. in 2014), a global uranium fuel supplier for commercial nuclear power plants

•	Executive Vice President (1999 – 2001)

•	Vice President, Production (1995 – 1999)

Current Public Company Directorships
•	Director, AES Corporation, global power company (since 2013) —Compensation Committee (Chair), Financial Audit Committee Strategy and Investment Committee

•	Director, Crown Holdings, Inc., a global supplier of packaging products to consumer marketing companies (since 2010) – Nominating and Corporate Governance Committee

Former Public Company Directorships
•	Director, Chicago Bridge & Iron Company N.V. (2014 – May 2018)

•	Director, Rayonier Advanced Materials, Inc. (Rayonier, Inc. prior to 2014 spin-off) (2011 – 2015)

Our Board believes Mr. Miller is qualified to serve as a director due to his vast experience in executive leadership and as a public company director   and his broad knowledge of international operations and the energy industry.

WILLIAM H. SCHUMANN, III Former Executive Vice President, FMC Technologies, Inc.

Age	Director Since	Committee Assignments
69	2012	• Audit Committee • Risk Committee • Finance Committee (Chair)

Professional Highlights
•	FMC Technologies, Inc., a global provider of technology solutions for the energy industry, and its predecessor, FMC Corporation (1981 – August 2012)

•	Executive Vice President (2005 – retirement in August 2012)

•	Chief Financial Officer (2001 – 2011)

•	Chief Financial Officer, FMC Corporation (1999 – 2001)

•	Vice President, Corporate Development (1998 – 1999)

•	Various other management positions, including: Vice President and General Manager, Agricultural Products Group (1995 – 1998); Regional Director, North America Operations, Agricultural Products Group from (1993 – 1995); Executive Director of Corporate Development (1991 – 1993)

Current Public Company Directorships
•	Director, Avnet, Inc., an industrial distributor of electronic components and products (since 2010) —Non-Executive Chairman of the Board (2012 – 2018) and Audit Committee

Former Public Company Directorships
•	Director, Andeavor (prior to August 2017, named Tesoro Corporation) (2016 – 2018)

•	Director, AMCOL International Corporation (2012 – 2014)

•	Director, URS Corporation (March 2014 – October 2014)

•	Director, UAP Holding Corp. (2005 – 2008)

Our Board believes Mr. Schumann is qualified to serve as a director due to his valuable experience acquired from serving in several executive   leadership and board positions at public companies within the energy industry and his broad knowledge in the areas of accounting, auditing and   financial reporting.

MARY L. SHAFER-MALICKI Former Senior Vice President and Chief Executive Officer of BP Angola, BP p.l.c.

Age	Director Since	Committee Assignments
59	2011	• Compensation Committee • Governance Committee

Professional Highlights
•	BP p.l.c., an oil and natural gas exploration, production, refining and marketing company

•	Senior Vice President and Chief Executive Officer, BP Angola (July 2007 – retirement in March 2009)

•	Chief Operating Officer, BP Angola (January 2005 – June 2007)

•	Held several other executive leadership positions with BP p.l.c. and Amoco Corp. (acquired by BP p.l.c. in 1998), including, Director General of BP Vietnam, from 2003 to 2004

Current Public Company Directorships
•	Director, Wood PLC, a leading independent services provider for the oil and gas and power generation markets (since 2012) —Nomination, Remuneration, and Audit Committees

•	Director, QEP Resources, Inc., an energy company specialized in natural gas and oil exploration (since 2017)— Compensation and Governance Committees

Former Public Company Directorships
•	Director, Ausenco Limited (2011 – 2016)

Our Board believes Ms. Shafer-Malicki is qualified to serve as a director due to her diverse experience in the upstream energy and supporting   infrastructure businesses and her significant international operations experience, having served in executive and director roles for public companies in   Europe, the Asia Pacific region and Africa.

HEATHER L. SUMMERFIELD Partner, Arcadi Jackson, LLP

Age	Director Since	Committee Assignments
47	2019	• Finance Committee

Professional Highlights
•	Partner, Arcadi Jackson, LLP, commercial litigation (October 2019 – Present)

•	EXCO Resources, Inc., an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties, which filed voluntary petitions under Chapter 11 in January 2018 and emerged from bankruptcy in July 2019

•	Vice President and General Counsel (December 2016 – September 2019)

•	Assistant General Counsel (March 2013 – December 2016)

•	Vice President, Legal, EXCO Resources (PA), LLC (August 2011 – March 2013)

•	Associate General Counsel, EXCO Resources (PA), LLC (March 2010 – August 2011)

•	Attorney, K&L Gates, LLP, with practice focused on energy, land use and natural resources litigation (2005 – 2010)

Our Board believes Ms. Summerfield is qualified to serve as a director due to her extensive legal background and significant experience with respect   to complex bankruptcy matters, having recently directed the legal strategy of a publicly traded oil and gas company in a complex and multi-faceted   bankruptcy to restructure over $1 billion of secured and unsecured debt.

MARSHA C. WILLIAMS Former Senior Vice President and Chief Financial Officer, Orbitz Worldwide, Inc.

Age	Director Since	Committee Assignments
69	2018	• Audit Committee (Chair) • Finance Committee

Professional Highlights
•	Senior Vice President and Chief Financial Officer, Orbitz Worldwide, Inc. (acquired by Expedia, Inc. in 2015), a global online travel company (2007 – retirement in 2010)

•	Executive Vice President and Chief Financial Officer, Equity Office Properties Trust, publicly held office building owner and manager (2002 – 2007)

•	Chief Administrative Officer, Crate & Barrel, global home furnishings retailer (1998 – 2002)

•	Treasurer, Amoco Corp. (acquired by BP p.l.c. in 1998), an oil and natural gas exploration, production, refining and marketing company (1993 – 1998)

•	Director, Davis Funds, an independent investment management firm (since 1999)

Current Public Company Directorships
•	Director, Modine Manufacturing Company, Inc., a global provider of thermal management systems and components (since 1999)— Lead Director, Nominating and Governance Committee

•	Director, Fifth Third Bancorp, a diversified financial services company (since 2008)— Lead Director, Finance, Nominating and Corporate Governance

Former Public Company Directorships
•	Director, Chicago Bridge and Iron Company N.V. (1997 – May 2018)

Our Board believes Ms. Williams is qualified to serve as a director due to her significant experience gained from serving in executive leadership and   board positions at public companies and her extensive knowledge in the areas of accounting, auditing and financial reporting.

Executive Officer Profiles

The following profiles provide certain information about each of our current executive officers, all of whom serve at the direction of our Board. Ages and other information are as of March 31, 2020. The profile of our President and Chief Executive Officer, David Dickson, can be found in the Director profiles above.

CHRIS KRUMMEL Executive Vice President and Chief Financial Officer | Age 51 | Tenure 3 years 6 months
Mr. Krummel serves as our Executive Vice President and Chief Financial Officer. Previously, he served as our Global Vice President, Finance and Chief Accounting Officer from July 2018 to November 2019, and as our Vice President, Finance and Chief Accounting Officer from October 2016 to July 2018. Prior to joining McDermott, Mr. Krummel served as: a consultant with American Industrial Partners, a firm engaged in private equity investments in industrial businesses in the United States and Canada, from November 2015 through July 2016; Chief Financial Officer and Vice President of EnTrans International, LLC, a global manufacturer of aluminum tank trailers, heavy lift trailers and oilfield pressure pumping equipment used in hydraulic fracturing and other well services, from September 2014 to October 2015; and Chief Accounting Officer, Vice President and Corporate Controller / Vice President of Finance of Cameron International, a worldwide provider of flow equipment products, systems and services to oil, gas and process industries from April 2008 until August 2014. Mr. Krummel also served as a member of the Board of Directors of
Eco-Stim
Energy Solutions, Inc., an environmentally focused well stimulation and completion company, from January 2014 until August 2019.

JOHN M. FREEMAN Executive Vice President, Chief Legal Officer and Corporate Secretary | Age 58 | Tenure 2 years 8 months
Mr. Freeman has served as our Executive Vice President, Chief Legal Officer and Corporate Secretary since May 2018. Previously, he served as our Senior Vice President, General Counsel and Corporate Secretary from August 2017 to May 2018. He has more than 30 years of legal and compliance experience in both the private and public sectors. Prior to joining McDermott, Mr. Freeman served at TechnipFMC plc as Special Advisor to the Integration of Technip and FMC from January 2017 to August 2017, and, before the combination of those two companies, served in various executive roles at Technip, including: Global General Counsel, Technip Group (Paris, France) from November 2015 through January 2017; Executive Vice President, Technip Group Legal Business & Operations Counsel (Paris, France), from May 2015 through October 2015; and Vice President, General Counsel, Corporate Secretary & Regional Compliance Officer, Technip USA, Inc. (Houston, Texas), from April 2009 through April 2015. From 2004 to 2009, Mr. Freeman held various senior legal and compliance positions at Baker Hughes Incorporated, after having served in several roles of increasing responsibility for
Pennzoil-Quaker
State Company and as an attorney at a Washington, D.C. law firm. He began his legal career in 1989 as a prosecuting attorney for the U.S. federal government.

SAMIK MUKHERJEE Group Senior Vice President, Projects | Age 49 | Tenure 1 year 9 months
Mr. Mukherjee has served as our Group Senior Vice President, Projects since April 2019 and previously, as our Executive Vice President, Chief Operating Officer from July 2018 to April 2019. He has more than 25 years of experience in sales, operations and strategy, serving in leadership and executive-level roles for the upstream and downstream oil and gas industry around the world. Prior to joining McDermott, Mr. Mukherjee was Executive Vice President of Corporate Development, Strategy, Mergers and Acquisitions, Digital and IT of TechnipFMC. Previously, he served as Senior Vice President, Region EMIA, Operating Centers Coordination & Region Change Management Officer of Technip France from May 2016 to October 2017. Prior to that position, he served as Group Senior Vice President, Strategy and Business Development of Technip Corporate from June 2015 to May 2016, as Country Head and Managing Director of Technip India from January 2012 to June 2015, and held a number of other senior corporate and operational positions during his career with Technip, which commenced in 1998.

LINH AUSTIN Senior Vice President, Middle East & North Africa | Age 50 | Tenure 4 years 3 months
Mr. Austin has served as our Senior Vice President, Middle East & North Africa since May 2018. Previously, he served: as our Vice President, Middle East and Caspian, from January 2016 to May 2018; and as our Senior Director Operations, Middle East from January 2015 to January 2016. Mr. Austin has over 20 years of executive and operational experience in the oil and gas industry, including two years in the Middle East with Abu Dhabi Marine Operating Company (ADMA-OPCO). Prior to joining McDermott, he served as Senior Advisor for ADMA-OPCO from August 2013 until January 2015. Prior to his employment with ADMA-OPCO, Mr. Austin served with BP plc and Atlantic Richfield Company in various operational and project leadership roles in the upstream and the downstream sectors with increasing levels of responsibility since 1993.

GENTRY BRANN Senior Vice President, Communications, Marketing & Administration | Age 49 | Tenure 1 year 11 months

Ms. Brann has served as our Senior Vice President, Communications, Marketing & Administration since May 2019 and previously as our Global Vice President, Communications and Marketing, from May 2018 until April 2019. Additionally, she served in various positions of increasing responsibility for Chicago Bridge and Iron Company N.V. (“CB&I”) and The Shaw Group (“Shaw”), including Senior Vice President, Global Communications and Brand Management for CB&I, from September 2016 to May 2018; Vice President, Global Communications and Marketing for CB&I, from February 2013 to September 2016; and Vice President, Investor Relations and Corporate Communications for Shaw, from 2009 to February 2013. Prior to joining Shaw, Ms. Brann was Vice President of Communications and External Affairs at ICF

International of Fairfax, Virginia, where she was responsible for communications, marketing, media relations, community relations and legislative affairs for the State of Louisiana’s Hurricane Katrina housing recovery program. She also has held senior communications, marketing, strategy and management positions with ALSAC/St. Jude Children’s Research Hospital and with Archer Malmo Advertising and Public Relations Agency, where she served on the agency’s executive management committee.

LEONARD DE BRUIJN Senior Vice President, Lummus Technology | Age 50 | Tenure 1 year 11 months
Mr. de Bruijn has served as our Senior Vice President of Lummus Technology since April 2019. He has more than 25 years of experience in the technology and EPC sector of the oil and gas industry. Prior to his current position, from January 2011 to March 2019, he served as Vice President and Managing Director of Chevron Lummus Global (“CLG”), McDermott’s technology joint venture with Chevron USA, Inc. Previously, he held various positions of increasing responsibility in multiple locations around the world for CB&I, CLG, and ABB Lummus Global since 1993.

MARK COSCIO Senior Vice President, North, Central & South America | Age 45 | Tenure 1 year 11 months
Mr. Coscio has served as our Senior Vice President, North, Central & South America since March 2019 and was formerly our Vice President, Petrochemical Operations, beginning in May 2018. Previously, Mr. Coscio served in several positions of increasing responsibility during his employment with CB&I, which commenced in 2001, including: Senior Vice President, Project Operations, Engineering and Construction, from January 2014 to May 2018; Senior Vice President, Randall Gas Technologies, from January 2011 to January 2014; Vice President, Corporate Planning, from September 2008 to December 2010 and other project management roles from 2001 to 2008. Prior to joining CB&I, from 1998 to 2001, Mr. Coscio served as a Project Manager for Pitt Des Moines, a specialty engineering, procurement and construction company which CB&I acquired in 2001.

TAREQ KAWASH Senior Vice President, Europe, Africa, Russia & Caspian | Age 51 | Tenure 1 year 11 months
Mr. Kawash has served as our Senior Vice President, Africa, Russia & Caspian since May 2018. Previously, he served as CB&I’s: Group Vice President, Engineering and Construction International from December 2016 to May 2018; Vice President, Project Operations from March 2016 to December 2016; and Vice President, Business Development, Europe, Caspian, Middle East and Africa from August 2014 to March 2016, and has held several project management roles from 2000 to 2014. Prior to joining CB&I in 2000, he served in various roles of increasing responsibility at Consolidated Contractors Company from 1993 to 2000 and at KBR, Inc. from 1991 to 1993.

NEIL GUNNION Senior Vice President, Project Execution and Delivery | Age 43 | Tenure 2 years 9 months
Mr. Gunnion has served as our Senior Vice President, Project Execution and Delivery since October 2018. Previously, he served as our Vice President – Operations Lead (Offshore) North, Central and South America, from May 2018 to September 2018; and as our Senior Director Project and Operations, from July 2017 to May 2018. Prior to joining McDermott, he served as the Senior Vice President for the Americas for Genesis Oil & Gas Consultants, Ltd., from November 2015 to July 2017. Before joining Genesis, he was the Vice President Commercial for Technip for its offshore and subsea business in North America from March 2014 to October 2015 and served in other corporate and project management roles at Technip with increasing levels of responsibility from July 2012 to March 2014.

BRIAN McLAUGHLIN Senior Vice President, Chief Commercial Officer | Age 49 | Tenure 14 years 3 months

Mr. McLaughlin has served as our Senior Vice President, Chief Commercial Officer, since May 2018. Previously, he served as our: Senior Vice President, Commercial, from September 2015 to May 2018; VP Commercial, Offshore, from 2014 to September 2015; General Manager, Business Development – Middle East and India, from 2010 to 2014; Senior Director, Business Development – Middle East and India, from 2008 to 2010; and, Proposals Manager, Middle East, from 2006 to 2008. Prior to joining McDermott, Mr. McLaughlin held roles of increasing responsibility at Al Faris, Abu Dhabi, ALE Middle East and Weir Pumps.

TOSHA PERKINS Senior Vice President, Chief Human Resources Officer | Age 37 | 1 year 11 months
Ms. Perkins has served as our Senior Vice President and Chief Human Resources Officer since January 2020. Prior to her current position, she served as our Vice President of Human Resources from July 2019 to January 2020 and as our Vice President of Talent & Organizational Development from May 2018 to June 2019. Previously, she served as: Senior Director, Talent & Organizational Development for CB&I, from June 2016 to May 2018; Client Service Lead for Slalom, a management consulting firm, from October 2011 to September 2016; and several other positions of increasing responsibility in the consulting industry.

IAN PRESCOTT Senior Vice President, Asia Pacific | Age 56 | Tenure 2 years 3 months
Mr. Prescott has served as our Senior Vice President, Asia Pacific since May 2018. Previously he served as our Vice President, Asia from January 2018 to May 2018. Mr. Prescott has more than 28 years of extensive operational, marketing and business unit responsibilities for production and processing solutions businesses in the upstream oil and gas sector, including engineering and fabrication. Prior to joining McDermott, he served as: Senior Vice President for
SNC-Lavalin
Group, Inc., from August 2015 to December 2017; Chief Executive Officer for Global Process Systems from May 2010 to May 2015; and Director, Asia for Global Process Systems from January 2008 to May 2010. He has also held key leadership positions with PAE (Thailand) PLC and Aker Solutions ASA (prior to 2008, known as Aker Kvaerner).

DALE SUDERMAN Vice President, Chief Accounting Officer | Age 46 | Tenure 3 years 9 months
Mr. Suderman has served as our Vice President, Chief Accounting Officer since November 2019, and previously as our Senior Director, Financial Planning and Analysis, from July 2016 to November 2019. Prior to joining McDermott, Mr. Suderman served as Senior Director, Finance for Direct Energy, a subsidiary of Centrica plc, from 2012 to July 2016 and in other roles of increasing responsibility, including Senior Director, Residential Controller, Consolidated Planning and Reporting, from 2009 to 2011, Director of Portfolio Management and Analytics, from 2008 to 2009, and Director, Financial Accounting and Reporting from 2006 to 2008. Previously, Mr. Suderman served in various positions of increasing responsibility at Ernst & Young, LLP from June 2002 to October 2006, Arthur Andersen, LLP from 1999 to May 2002 and PricewaterhouseCoopers, LLP from 1998 to 1999.

Corporate Governance Guidelines, Committee Charters and Code of Conduct and Ethics

We are committed to maintaining the highest standards of corporate governance and promoting a culture that encourages trust and high ethical standards. Our Board has built a strong and effective governance framework through the adoption of Corporate Governance Guidelines and written Committee charters designed to promote the long-term interests of stockholders and support Board and management accountability. Our Board has also adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officers and other senior financial and accounting officers, which is consistent with regulations of the Securities and Exchange Commission. Copies of all of those documents as well as other principal governance documents are maintained within the corporate governance section on our Web site found at www.mcdermott.com under “INVESTORS – Corporate Governance.”

Director Nominations

In 2019, with the assistance of our advisors, the Governance Committee of our Board (the “Governance Committee”) considered a number of prospective director candidates with restructuring experience. After review and consideration of those prospective candidates, Mr. Alan J. Carr and Ms. Heather L. Summerfield were appointed to our Board effective November 18, 2019.
Any stockholder may nominate one or more persons for election as one of our directors at the annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our
By-Laws,
which may be found on our Web site at www.mcdermott.com at “INVESTORS – Corporate Governance.”
The Governance Committee considers candidates identified through the processes described above and evaluates candidates, including incumbents, based on the same criteria. The Governance Committee also takes into account the contributions of incumbent directors as Board members and the benefits to us arising from their experience on our Board. Although the Governance Committee will consider candidates identified by stockholders, the Governance Committee has sole discretion whether to recommend those candidates to our Board.
Audit Committee and Audit Committee Financial Experts

Our Board has a separately designated standing Audit Committee (the “Audit Committee”) established in accordance with applicable provisions of the Exchange Act. Current members of the Audit Committee are Ms. Williams (Chair) and Messrs. Alexander, Barril and Schumann. Principal functions of our Audit Committee include:
•	Overseeing the integrity of the financial statements of McDermott, including its internal control over financial reporting, and recommending to our Board that McDermott’s audited financial statements be included in its Annual Report on Form
10-K
for the fiscal year.

•	The selection, appointment, compensation, retention and oversight of McDermott’s independent registered public accounting firm.

•	Overseeing the performance of McDermott’s internal audit function.

•	Overseeing compliance with McDermott’s policies with respect to financial risk assessment and management, and particularly McDermott’s management of financial risk exposures.

•	Monitoring McDermott’s compliance with legal and regulatory financial requirements and certain aspects of McDermott’s ethics and compliance program relating to financial matters, books and records and accounting and as required by applicable statutes, rules and regulations.

Our Board determined that all members of the Audit Committee are independent and financially literate under New York Stock Exchange Listed Company Manual Sections 303A.02 and 303A.07, respectively, and that Ms. Williams and Messrs. Alexander and Schumann each qualify as an “audit committee financial expert,” within the definition established by the SEC.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
Introduction

The following Compensation Discussion and Analysis, or CD&A, provides information relevant to understanding the 2019 compensation of our executive officers identified in the Summary Compensation Table, whom we refer to as our NEOs, with the exception of Messrs. Stuart A. Spence, our former Executive Vice President and Chief Financial Officer, Daniel McCarthy, our former Executive Vice President, Lummus Technology and Richard Heo, our former Senior Vice President, North, Central and South America, whom we refer to as our Former NEOs. For 2019, our NEOs and their current respective titles were as follows:
•	David Dickson, our President and Chief Executive Officer;

•	Christopher Krummel, our Executive Vice President and Chief Financial Officer;

•	John M. Freeman, our Executive Vice President, Chief Legal Officer and Corporate Secretary;

•	Samik Mukherjee, our Group Senior Vice President, Projects; and

•	Leonard de Bruijn, our Senior Vice President, Lummus Technology.

Our NEOs, like our employees generally and our stockholders and other stakeholders, have been significantly impacted by the Chapter 11 Cases. The information presented in this CD&A reflects compensation for our NEOs for fiscal year 2019. The impact of the Chapter 11 Cases is not reflected in the tables contained in this CD&A. Under the Plan of Reorganization, each existing equity interest in McDermott, including shares of our common stock and existing equity-based awards, will be cancelled and extinguished, and our stockholders will not receive any recovery upon our emergence from the Chapter 11 proceedings. Accordingly, upon our emergence from the Chapter 11 proceedings, our NEOs will not receive any value for their performance units, restricted stock units or any other equity interest in McDermott, notwithstanding the values reflected in this CD&A.
2019 COMPENSATION PROGRAM
What We Pay and Why: Elements of Total Direct Compensation

Compensation Philosophy
The Compensation Committee of our Board (the “Compensation Committee”) has been committed to targeting reasonable and competitive total direct compensation, or “TDC”, for our NEOs, with a significant portion of that compensation being performance based. Our compensation programs have been designed to align with and drive achievement of our business strategies and provide competitive opportunities. Accordingly, achievement of most of those opportunities has depended on the attainment of performance goals and/or stock price performance. McDermott’s compensation programs have been designed to provide compensation intended to:
•	Attract, motivate and retain high-performing executives;

•	Provide performance-based incentives to reward achievement of short and long-term business goals and strategic objectives while recognizing individual contributions; and

•	Align the interests of our executives with those of our stockholders.

The Compensation Committee designed and administered compensation programs aligned with this philosophy in order to effectively execute our business strategy, including, during 2019, operating our business as efficiently and productively as possible and successfully planning for our financial restructuring.

Target Total Direct Compensation
The Compensation Committee seeks to provide reasonable and competitive compensation. As a result, it targets the elements of TDC for our NEOs generally within approximately 15% of the median compensation of our market for comparable positions, which it considers to be “market range” compensation.
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
ANNUAL BASE SALARY
We pay base salaries to provide a fixed level of compensation that helps attract and retain executives. Base salary levels recognize an executive officer’s experience, skill and performance, with the goal of being market competitive based on the officer’s role and responsibilities within the organization. Adjustments may be made based on individual performance, inflation, pay relative to the external market and internal pay equity considerations.
ANNUAL INCENTIVE
The Compensation Committee administers our annual incentive compensation program under our Executive Incentive Compensation Plan, or EICP. The EICP is a cash incentive plan designed to motivate and reward our NEOs and other key employees for their contributions to strategic business goals and other factors that we believe drive our earnings and promote creation of enterprise value. In 2019, EICP bonus pool funding was entirely based on our financial performance, with each participant’s actual bonus award determined by achievement of the participant’s individual performance goals.
2019 Financial Metric Performance Goals and Financial Performance Results.
In connection with the 2019 EICP awards, the Compensation Committee approved financial metric performance goals based on McDermott’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow, weighted as set forth below. The financial metrics were subject to possible adjustment to exclude the impacts of restructuring and any other unusual items, as approved by the Compensation Committee (although no such adjustment was approved in 2019).
McDermott’s financial performance against the stated goals determined the threshold (0.5x), target (1.0x) and maximum (2.0x) possible funding for each financial metric performance goal, with the weighted sum of each funding multiple determining the pool funding multiple for the year (the “Pool Funding Multiple”). In approving the EICP design for 2019, the Compensation Committee determined that the Pool Funding Multiple would not be more than 2.0x. The Compensation Committee has the discretion to increase or decrease the Pool Funding Multiple at any time in its sole discretion, subject to the maximum Pool Funding Multiple of 2.0x.

Plan Design
Weight	Financial Metric	Reason Metric Selected	Performance Level	Financial Metric Performance Goal	Funding Multiple
	EBITDA	Reflects execution performance	Threshold	$782M	0.5x
			Target	$920.1M	1.0x
			Maximum	$1,058M	2.0x
	Free Cash Flow	Prioritizes liquidity needs	Threshold	$(58)M	0.5x
			Target	$(50)M	1.0x
			Maximum	$(43)M	2.0x

As a result of McDermott’s actual financial performance, the threshold performance level was not achieved for either financial performance metric, and accordingly, no participant was eligible to receive an individual award under the EICP for 2019.

2019 Individual Performance Goals.
Following the determination of the Pool Funding Multiple, each individual participant’s award would have been determined based on the achievement of the participant’s individual performance goals. However, because the threshold performance level was not achieved for either financial performance metric, no participant was eligible to receive an individual award under the EICP for 2019.
LONG-TERM INCENTIVES
The Compensation Committee maintained the belief that the interests of our stockholders were best served when a significant percentage of executive compensation is comprised of equity that appreciates in value contingent on increases in the value of our common stock and other performance measures that reflect improvements in McDermott’s business fundamentals. Therefore, as with prior years, long-term incentive, or LTI, compensation represented the single largest element of our NEOs’ total direct compensation in 2019.
For 2019, the Compensation Committee allocated LTI compensation to the executive officers, including the NEOs, as follows:

Performance Units	Restricted Stock Units
50%	50%
Under the Plan of Reorganization, each existing equity interest in McDermott, including shares of our common stock and existing equity-based awards, will be cancelled and extinguished, and our stockholders will not receive any recovery upon our emergence from the Chapter 11 proceedings. Accordingly, upon our emergence from the Chapter 11 proceedings, our NEOs will not receive any value for their performance units, restricted stock units or any other equity interest in McDermott, notwithstanding the values reflected in this CD&A.
Performance Units.
Performance units were intended to align the NEOs’ interests with those of our stockholders, with a focus on long-term results. The number of performance units awarded in 2019 which could have ultimately been earned and vested, if any, would have been determined with (1) 50% based on McDermott’s cumulative operating income, excluding the impact of restructuring and any other unusual items recommended by management and approved by the Compensation Committee for the performance period from January 1, 2019 through December 31, 2021 and (2) 50% based on McDermott’s relative total stockholder return as compared to the Performance Peer Group (as defined below in this CD&A) for the period from January 1, 2019 through December 31, 2021.
For the 50% portion of the 2019 performance units based on cumulative operating income, up to 150% of a participant’s target award could have been earned, and for the 50% portion of the 2019 performance units based on relative total shareholder return, up to 200% of a participant’s target award could have been earned, to further the alignment of management’s interests with those of our stockholders. If the 2019 performance units had been earned, they would have paid out in shares of McDermott common stock, cash equal to the fair market value of the shares otherwise deliverable, or any combination thereof, at the sole discretion of the Compensation Committee.
The earned award with respect to the cumulative operating income metric over the performance period from January 1, 2019 through December 31, 2021 would have been determined as follows:

Performance Level	Cumulative Operating Income	Earned Award
Maximum	≥ $5,222M	150%
Target	$3,481M	100%
Threshold	$1,741M	50%
<Threshold	<$1,741M	0%
The earned award with respect to the relative total stockholder return metric over the performance period from January 1, 2019 through December 31, 2021 would have been determined as follows:

Total Shareholder Return Percentile Rank	Earned Award
90 th Percentile	200%
50 th Percentile	100%
25 th Percentile	50%
<25 th Percentile	0%
Restricted Stock Units.
Restricted stock units, or RSUs, were intended to promote the retention of employees, including the NEOs. The RSUs granted in 2019 generally would have vested in one-third
increments on the first, second and third anniversaries of the grant date. The RSUs could have been paid out in shares of McDermott common stock, cash equal to the fair market value of the shares otherwise deliverable, or any combination thereof, at the sole discretion of the Compensation Committee.

2019 Stockholder Say on Pay Vote
In 2019, over 92% of our stockholders voted in favor of our executive compensation program. During 2019, in advance of our Annual Meeting of Stockholders, we reached out to stockholders representing approximately 50% of our outstanding shares of common stock to gain insight regarding their perspectives on corporate governance and compensation matters. No meetings were requested by our stockholders to discuss these topics, which we believe reflected support of our compensation and governance framework. Our Board considered the 2019 say on pay vote and the matters discussed during our previous stockholder outreach efforts in considering any changes to our governance and compensation practices.
Defining Market Range Compensation – 2019 Benchmarking and Peer Groups

To identify median compensation for each element of total direct compensation, the Compensation Committee has relied on “benchmarking.” This involves reviewing the compensation of our NEOs relative to the compensation paid to similarly situated executives at companies we consider our peers. As a result, the annual base salary, target annual incentive compensation, target LTI and target total direct compensation (which may not be additive from the three individual elements of target TDC) for each of the NEOs has been benchmarked. However, the specific performance metrics and performance levels used within elements of annual and long-term compensation have been designed for the principal purpose of supporting our strategic and financial goals and driving the creation of enterprise value, and, as a result, generally have not been benchmarked.
Compensation Peer Group
It has been the Compensation Committee’s practice to periodically review and consider the individual companies used for benchmarking purposes. As part of this practice, and in consideration of the significantly increased size and scope of McDermott following McDermott’s business combination (the “Combination”) with Chicago Bridge & Iron Company N.V (“CB&I”), in 2018 the Compensation Committee selected a new set of peers for executive compensation benchmarking purposes. In selecting the companies included in the revised peer group, the Compensation Committee identified a number of desired traits, including companies in related industries, with executive roles of comparable size and scope, roles requiring comparable expertise and indicative of who McDermott may compete with for talent. The Compensation Committee believes that identification of peers using a broad industry sector code is inadequate and does not establish similarity of operations and business models, nor identify historical competitors for managerial talent – factors the Compensation Committee considers in the selection of companies for benchmarking purposes. Therefore, the Compensation Committee has considered revenues as the primary indicator of company size and scope, but also considered other financial and capital value metrics. In this CD&A, we refer to this peer group, which was utilized to develop benchmarks for the amount of compensation opportunities awards to our executive officers for 2019, as the “Compensation Peer Group.” For Messrs. Dickson, Krummel, Freeman and Mukherjee, market data from the Compensation Peer Group was reflective of compensation as reported in the 2018 proxy statements (and subsequent public disclosures, where applicable) of the companies in the Compensation Peer Group. Market data from the Compensation Peer Group was not utilized in making compensation decisions for Mr. de Bruijn, due to the limited proxy statement disclosures and corresponding compensation information available relating to his position. The component companies of the Compensation Peer Group are as follows:

AECOM	MasTec, Inc.
Dover Corporation	National Oilwell Varco, Inc.
EMCOR Group, Inc.	Parker-Hannifin Corporation
Fluor Corporation	Quanta Services, Inc.
Ingersoll-Rand plc	Stanley Black & Decker, Inc.
Jacobs Engineering Group Inc.	TechnipFMC plc
KBR, Inc.	Weatherford International plc
Survey Peer Group
The Compensation Committee also utilized market data based on a set of companies in similar industries which participated in the Willis Towers Watson 2018 general industry survey, which we refer to as the “Survey Peer Group.” Aside from screening companies on the basis of their industry classifications and revenues, no further refinements or judgements were applied in the identification of companies within the sample. The Survey Peer Group is intended to provide a reference point for pay levels within similar industries, and was used as a secondary reference for Messrs. Dickson, Krummel, Freeman and Mukherjee, and a primary reference for Mr. de Bruijn.

Performance Peer Group
Similar to the Compensation Committee’s review of the Compensation Peer Group, in consideration of the significantly increased size and scope of McDermott following the Combination, the Compensation Committee selected a new set of peers for use in connection with our Performance Unit awards. This set of peers, which was originally selected in 2018 and remained the same in 2019, is referred to as the Performance Peer Group. The Performance Peer Group is referenced to develop relative industry benchmarks of company performance, with consideration of market conditions. In selecting the Performance Peer Group companies, the Compensation Committee identified a number of desired traits, including companies in similar or related industries, that are similarly influenced by the same macro-economic factors and are indicative of who McDermott may compete with for capital. The component companies of the Performance Peer Group are as follows:

AECOM	Petrofac Limited
Fluor Corporation	Saipem SpA
Halliburton Company	Schlumberger Limited
Jacobs Engineering Group Inc.	Subsea 7 SA
KBR, Inc.	TechnipFMC plc
National Oilwell Varco, Inc.	Wood plc
Retention Bonus Award Peer Group
In considering the design of the Retention Bonus Awards (as described more fully below), the Compensation Committee evaluated the award design relative to the observed practices among of a set of seven large organizations making pre-petition
retention awards. This set of peers is referred to as the Retention Bonus Award Peer Group. The Retention Bonus Award Peer Group was utilized in considering the participation, form of payment, clawback period and award sizing for the Retention Bonus Awards. The component companies of the Retention Bonus Award Peer Group are as follows:

Alpha Natural Resources, Inc.	iHeart Media, Inc.
Arch Coal, Inc.	The Bon-Ton Stores, Inc.
Avaya Inc.	Toys “R” Us, Inc.
Caesar’s Entertainment Operating Company, Inc.

2019 NEO Target Total Direct Compensation

The target total direct compensation of each NEO is set forth below:

	Annual Base Salary		Target EICP		Target LTI
	2019 ($)	% 2019 TDC	2019 (%)	% 2019 TDC	2019 ($)	% 2019 TDC	2019 Target TDC ($)
David Dickson	$1,125,000	10%	125%	13%	8,300,000	77%	10,831,250
President and Chief Executive Officer
McDermott Tenure:
6 years 5 months
Christopher A. Krummel	600,000	52%	40%	20%	325,000	28%	1,165,000
Executive Vice President and
Chief Financial Officer
McDermott Tenure:
3 years 6 months
John M. Freeman	510,000	24%	85%	20%	1,200,000	56%	2,143,500
Executive Vice President, Chief Legal
Officer and Corporate Secretary
McDermott Tenure:
2 years 8 months
Samik Mukherjee	700,000	21%	100%	21%	2,000,000	58%	3,400,000
Group Senior Vice President,
Projects
McDermott Tenure:
1 year 9 months
Leonard de Bruijn	400,000	34%	70%	24%	500,000	42%	1,180,000
Senior Vice President,
Lummus Technology
McDermott Tenure:
1 year 11 months
Annual Base Salary
– There were no increases in NEO 2019 annual base salaries, with the exception of Messrs. Krummel and de Bruijn, who received increases in their base salaries in connection with promotions to their current positions, effective November 5, 2019 and April 1, 2019, respectively.
Annual Incentive
– There were no increases in NEO 2019 annual target bonus awards with the exception of Mr. de Bruijn, who received an increase in his annual target bonus award in connection with his promotion to his current position, effective April 1, 2019. The Compensation Committee deferred consideration of any increases to Mr. Krummel’s annual target bonus award as a result of his promotion to his current position until a later date, due to the timing of his November 5, 2019 promotion and unique circumstances faced by McDermott at that time.
As a result of McDermott’s actual financial performance, the threshold performance level for each financial performance metric under the EICP was not achieved and, accordingly, no participant was eligible to receive an individual award under the EICP for 2019.
Long-Term Incentive
– There were no increases in the total target value of the NEO 2019 LTI awards, with two exceptions. Mr. Mukherjee received an increase to the total target value of his 2019 LTI award, in order to bring that value more in line with the market median LTI award level for his position. Mr. de Bruijn received an increase to the total target value of his LTI award in connection with his promotion to his current position, effective April 1, 2019. The Compensation Committee deferred consideration of any increases to Mr. Krummel’s annual target LTI award as a result of his promotion to his current position until a later date, due to the timing of his November 5, 2019 promotion and unique circumstances faced by McDermott at that time.
Former NEO Compensation
Stuart Spence.
Mr. Spence served as our Executive Vice President and Chief Financial Officer until his resignation on November 4, 2019. Mr. Spence’s 2019 target direct compensation was comprised of an annual base salary of $650,000, annual incentive target award of 100% of annual base salary in effect at September 30, 2019 and long-term incentive awards with a target value of $2,000,000, all of which remained unchanged from 2018 levels.
In connection with Mr. Spence’s resignation, we entered into a separation agreement with Mr. Spence providing for various compensation-related benefits in exchange for, among other things, his agreement to several restrictive covenants. Under that separation agreement, Mr. Spence received: (1) a lump-sum
payment in the amount of $866,666.67; (2) payment of an amount to fund six months of continuing health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended; and (3) accrued but unutilized vacation pay.
With respect to Mr. Spence’s outstanding equity awards under the 2016 McDermott International, Inc. Long-Term Incentive Plan (the “2016 LTIP”), the separation agreement provided that each currently outstanding award of McDermott restricted stock units (“RSUs”) granted to Mr. Spence under the 2016 LTIP which would, absent his termination of employment, remain outstanding and, to the extent applicable, continue to vest during the period from November 4, 2019 through March 1, 2022 (the “Extended Vesting Period”) would, subject to certain conditions, become vested and be settled on the first to occur of (1) the date such award would otherwise be settled in accordance with the terms of the 2016 LTIP and the applicable grant agreement, as if his employment had continued during the Extended Vesting Period, and (2) March 15, 2020. All other outstanding unvested equity or performance-based awards previously granted to Mr. Spence were forfeited at the time of his resignation. As a result of the Chapter 11 Cases, none of Mr. Spence’s outstanding RSUs vested due to the application of the automatic stay and pursuant to the Plan of Reorganization, they will be cancelled upon McDermott’s emergence from the Chapter 11 proceedings.
Additionally, pursuant to the separation agreement, Mr. Spence’s unvested benefits under the McDermott International, Inc. Director and Executive Deferred Compensation Plan (the Deferred Compensation Plan” or the “DCP”) became fully vested as of the date of his resignation, with such amounts paid in accordance with the terms of that plan.
Daniel McCarthy.
Mr. McCarthy served as our Executive Vice President of Lummus Technology from May 10, 2018 until his resignation on March 29, 2019. Mr. McCarthy entered into a change-of-control
agreement with Chicago Bridge & Iron Company (Delaware) and CB&I (the “McCarthy Agreement”) prior to the Combination, and, under the terms of the McCarthy Agreement, a change of control occurred on December 18, 2017, the date on which the CB&I Supervisory Board approved the Combination (the
“Change-of-Control
Date”). Pursuant to the McCarthy Agreement, because Mr. McCarthy’s March 29, 2019 resignation from McDermott for Good Reason (as defined in the McCarthy Agreement) occurred prior to the third anniversary of the
Change-of-Control
Date, he received the following compensation-related benefits:
•	Full vesting of restricted stock units outstanding under the 2008 Chicago Bridge & Iron Company N.V. Long-Term Incentive Plan (“2008 CB&I LTIP”), which were granted to Mr. McCarthy on February 14, 2018;
•	A cash payment representing a prorated fiscal year 2019 target bonus in the amount of $146,075;
•	A cash payment representing Mr. McCarthy’s annual bonus for fiscal year 2018, paid at target level, in the amount of $584,302;
•	A cash payment equal to three times the sum of Mr. McCarthy’s base salary and target bonus in the amount of $3,700,577, which was payable on the six-month
anniversary of his resignation, plus an amount for interest due for the six-month
delay;
•	The cost of outplacement services in an amount not to exceed $129,845;
•	For three years following his resignation, continued participation in welfare benefits (including medical, prescription, dental, disability, salary continuance, individual life, group life, accidental death and travel accident insurance plans), with the cost for such coverage not to exceed the cost in effect prior to his resignation date and provided that he continues to remit payment of the associated premiums to McDermott on a monthly basis; and
•	Payment of all vested benefits (i.e., 401(k), Deferred Compensation Plan and CB&I Excess Benefit Plan) pursuant to the terms of the applicable plans.
Richard Heo.
Mr. Heo served as our Senior Vice President, North, Central and South America, from May 10, 2018 until his resignation on March 1, 2019. Mr. Heo entered into a change-of-control
agreement with Chicago Bridge & Iron Company (Delaware) and CB&I (the “Heo Agreement”) prior to the Combination, and, under the terms of the Heo

Agreement, a change of control occurred on the December 18, 2017
Change-of-Control
Date as described above. Pursuant to the Heo Agreement, because Mr. Heo’s March 1, 2019 resignation from McDermott for Good Reason (as defined in the Heo Agreement) occurred prior to the third anniversary of the
Change-of-Control
Date, he received the following compensation-related benefits, which were reduced by a total amount of $92,963, since the Heo Agreement provided for a reduction in payments to him in order to avoid excise taxes:
•	Full vesting of restricted stock units outstanding under the 2008 CB&I LTIP which were granted to Mr. Heo on February 14, 2018;
•	A cash payment representing a prorated fiscal year 2019 target bonus in the amount of $66,666.66;
•	A cash payment representing Mr. Heo’s annual bonus for fiscal year 2018, paid at target level, in the amount of $400,000;
•	A cash payment equal to three times the sum of Mr. Heo’s base salary and target bonus in the amount of $2,700,000, which was payable on the six-month
anniversary of his resignation, plus an amount for interest due for the six-month
delay;
•	The cost of outplacement services in an amount not to exceed $100,000;
•	For three years following his resignation, continued participation in welfare benefits (including medical, prescription, dental, disability, salary continuance, individual life, group life, accidental death and travel accident insurance plans), with the cost for such coverage not to exceed the cost in effect prior to his resignation date and provided that he continues to remit payment to McDermott on a monthly basis; and
•	Payment of all vested benefits (i.e., 401(k), Deferred Compensation Plan and CB&I Excess Benefit Plan) pursuant to the terms of the applicable plans.
2019 Other Compensation Elements

Retention Bonus Awards
On October 17, 2019, in connection with our new superpriority credit agreement, the Compensation Committee approved retention bonus award agreements (each, a “Retention Bonus Award Agreement” or “RBA”) for each of Messrs. Dickson, Mukherjee and Spence. The Retention Bonus Award Agreements provided for the payment of cash retention bonuses (each, a “Retention Bonus”) of $3,375,000, $1,400,000 and $1,300,000 to each of Messrs. Dickson, Mukherjee and Spence, respectively, payable as follows:
•	1/3 of the Retention Bonus to be paid on the effective date of the Retention Bonus Award Agreement (the “First Retention Payment”);
•	1/3 of the Retention Bonus to be paid on the date of funding of Tranche B (the “Second Retention Payment”); and
•	1/3 of the Retention Bonus to be paid on the date of funding of Tranche C (the “Third Retention Payment”).
If the executive is terminated for cause or voluntarily terminates without good reason the executive would be required to repay the applicable portion of the after-tax
value of the Retention Bonus as follows: (1) the
after-tax
value of the First Retention Payment if such termination occurs before April 17, 2020, (2) the after-tax
value of the Second Retention Payment if such termination occurs before the date that is six months after the date of payment, and (3) the after-tax
value of the Third Retention Payment if such termination occurs before December 31, 2020. In accordance with the Retention Bonus Award Agreements, upon McDermott’s good faith determination on January 17, 2020 that it was likely to commence a voluntary proceeding under Chapter 11 of title 11 of the United States Code, the Third Retention Payment was paid immediately.
Additionally, on October 17, 2019, the Compensation Committee approved a separate form of Retention Bonus Award Agreement for certain other executive officers of McDermott (the “Retention Bonus Award Agreement for Other Officers”), including Messrs. Krummel and Freeman, which provided for the payment of a cash Retention Bonus in the amount of $267,750 and $510,000 to each of Messrs. Krummel and Freeman, respectively. Under the Retention Bonus Award Agreement for Other Officers, if the executive is terminated for any reason other than due to a Qualifying Termination (as defined in the Retention Bonus Award Agreement for Other Officers) prior to December 31, 2020, the executive will be obligated to repay to McDermott the after-tax
value of the Retention Bonus.
In determining the size of the Retention Bonus Awards, the Compensation Committee considered data from the Retention Bonus Award Peer Group in conjunction with the NEO’s total direct compensation benchmarks and found the size of the awards to be reasonable.
For Mr. de Bruijn, on October 17, 2019, the Compensation Committee approved a third form of Retention Bonus Award Agreement, which provided for the payment of a cash retention bonus to him in the amount of $2,100,000, with clawback provisions, payable 50% in lump sum upon execution of the agreement and 50% payable at the earliest date that any of the following events occurs: (1) signing of a final Technology Business sale agreement by April 30, 2020, or (2) completion of any such other transaction in connection with the Technology Business which would result in a Change in Control (as defined in Mr. de Bruijn’s Retention Bonus Award Agreement).
Perquisites
In 2019, our Compensation Committee continued its approach with respect to perquisites started in 2016, and provided for financial planning services and an executive physical to be reimbursed to the participant or paid directly to the participant’s provider of choice, in a combined amount not to exceed $20,000, rather than providing an allowance to be used for a company-required physical and any other purpose determined by the participant, as in prior years. No other perquisites were available to the participants in McDermott’s perquisite program, with the exception of any company-required spousal travel for (1) the Chief Executive Officer and (2) the remaining participants, including our NEOs, as approved by the Chief Executive Officer. There were no reimbursements to any perquisite program participants for company-required spousal travel in 2019.
Additionally, and consistent with our past practice, we may provide a gross-up
for any imputed income related to such company-required spousal travel, but only when the presence of the spouse is related to the underlying business purpose of the trip. We also may provide our NEOs with a tax gross-up
on any relocation-related expense reimbursements that may be subject to tax. In 2019, Messrs. Mukherjee and de Bruijn were each provided with a tax gross-up
as a result of relocation-related expense reimbursements each received. Mr. de Bruijn was provided with a tax gross up of $66,721 relating to the $102,836 of relocation-related expense reimbursements paid to him in connection with his relocation from New Jersey to Houston. Mr. Mukherjee was provided with a tax gross up of $10,823 relating to the $33,626 of relocation-related expense reimbursements paid to him in connection with his relocation from The Netherlands to Houston.
Expatriate Benefits & Tax Equalization Program
McDermott provides benefits to our expatriate employees, which benefits are designed to relocate and support employees who are sent on an assignment outside of their home country. Expatriate benefits generally include an expatriate premium equal to
5-10%
of the employee’s base salary, a location premium in certain countries, a housing allowance (or company provided housing in certain locations), transportation allowance (or company provided transportation in certain locations), a cost of living differential, where applicable, a vacation allowance based on the cost of an economy plane ticket to the employee’s home location, company paid education for approved dependents in locations where public education is not an option and a tax equalization program. None of the NEOs or Former NEOs received expatriate benefits during 2019.
Under McDermott’s tax equalization program, we ensure that participating expatriate employees are subject to essentially the same income tax liability on employment compensation as they would have paid had they lived and worked in the United States. Each expatriate employee is responsible for a hypothetical U.S. income tax liability based on an estimate of the expatriate’s anticipated U.S. income tax liability on his or her stay-at-home
employment income. Under the program, McDermott is responsible for the host country tax (if applicable) and assignment country taxes (if applicable) and any additional income taxes attributed to the international assignment in excess of the hypothetical tax liability. Mr. Mukherjee, while not an expatriate employee, was included in the tax equalization program during the period in 2019 in which he was a local Netherlands employee (January 1, 2019 through August 31, 2019) to ensure that McDermott and Mr. Mukherjee remain tax compliant in all countries in which he may have a deemed tax liability.
Defined Contribution Plans
We provide retirement benefits for most of our U.S. based employees, including our U.S. based NEOs, through sponsorship of the McDermott Savings Plan, a qualified defined contribution 401(k) plan that we refer to as the “Savings Plan.” The Savings Plan was previously named the McDermott Thrift Plan, but was renamed effective January 1, 2019 following the merger of the CB&I Savings Plan into the McDermott Thrift Plan. We provide retirement benefits for our
non-U.S.
expatriate employees through sponsorship of a global defined contribution plan, which we refer to as the “McDermott Global Savings Plan.”
Retirement Plans
As a local employee of CB&I Nederland B.V., a subsidiary of McDermott in The Netherlands, during the period from January 1, 2019 through August 31, 2019, Mr. Mukherjee was a participant in the CB&I Nederland B.V. Retirement Plan (the “Dutch Retirement Plan”). The Dutch Retirement Plan is part of the standard terms and conditions for employees of CB&I Nederland B.V., and is administered in compliance with governing pension legislation in The Netherlands. The

Dutch Retirement Plan is a collective defined contribution plan, but is reported under generally accepted accounting principles in the United States as an average pay defined benefit plan. Other than through the Dutch Retirement Plan, we do not provide defined benefit pension plans to any of our NEOs. See the “Pension Benefits” table under “Executive Compensation Tables” below for more information.
Deferred Compensation Plan
The McDermott International, Inc. Director and Executive Deferred Compensation Plan, or the DCP, is a defined contribution supplemental executive retirement plan established by our Board and the Compensation Committee to help maintain the competitiveness of our post-employment compensation as compared to our market. The DCP is an unfunded, nonqualified plan that provides each participant in the plan with benefits based on the participant’s notional account balance at the time of retirement or termination. Under the DCP, on an annual basis, the Compensation Committee has the discretion to credit a specified participant’s notional account with an amount equal to a percentage of the participant’s prior-year base salary and annual bonus paid in the prior year. We refer to such credit as a “Company Contribution.” In 2019, Messrs. Dickson, Freeman, Mukherjee, de Bruijn and Spence were participants in the DCP and their respective accounts in the DCP received a Company Contribution in an amount equal to 5% of the sum of their respective base salaries paid in 2018 (in all cases) and 2017 bonus paid in 2018 (in the case of Messrs. Dickson, Freeman and Spence). Additionally, each of Messrs. Mukherjee and de Bruijn received a discretionary Company Contribution under the DCP equal in value to 5% of his then current annualized base salary less the amount of his 2019 Company Contribution. Mr. Krummel was not a participant in the DCP in 2019.
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
Employment Agreements
We do not currently have any employment agreements with any of our NEOs relating to ongoing employment. From July 3, 2018 to August 31, 2019, Mr. Mukherjee had an employment agreement with CB&I Nederland B.V., which related to his status as an employee of that entity, and which set forth the standard employment terms and conditions for employees in The Netherlands. The terms of that employment agreement were generally consistent with those of employment agreements entered into with McDermott’s other employees (other than temporary employees) working in The Netherlands, with the exception of certain provisions relating to the Dutch net pension scheme since they were not applicable to Mr. Mukherjee due to his receipt of a monthly contribution of $2,000 into the Dutch Retirement Plan.
Change-in-Control
Agreements
We believe
change-in-control
agreements for executive officers are common within our industry, and our Board and the Compensation Committee have determined that providing these agreements to our NEOs protects McDermott’s long-term interests by helping to assure management continuity and focus through and beyond a change in control. Accordingly, we have provided change-in-control
agreements to key senior executives since 2005. Our
change-in-control
agreements contain what is commonly referred to as a “double trigger,” that is, they provide benefits only upon an involuntary termination or constructive termination of the executive officer within one year following a change in control. The change-in-control
agreements for our NEOs generally provide a cash severance payment of a multiple of the sum of the NEO’s annual base salary and target EICP, as set forth below, and a pro-rated
bonus payment under the EICP.

NEO	Multiple of Base Salary + Target EICP
Mr. Dickson	2.5x
Mr. Krummel	2.0x
Mr. Freeman	2.0x
Mr. Mukherjee	2.0x
Mr. de Bruijn	2.0x
In addition, upon an involuntary termination or constructive termination within one year following a change in control, each such officer would become fully vested in any outstanding and unvested equity-based awards and his or her respective account balance in the DCP.

The
change-in-control
agreements: (1) do not provide for excise tax
gross-ups;
(2) require the applicable officer’s execution of a release prior to payment of certain benefits; and (3) provide for the potential reduction in payments to an applicable officer in order to avoid excise taxes. On February 27, 2019, the Compensation Committee approved a new form of change-in-control
agreement for Messrs. Freeman, Mukherjee and de Bruijn, and other executive officers who then had change-in-control
agreements, other than Messrs. Dickson and Spence. The new form of change-in-control
agreement is consistent in all material respects with the form of change-in-control
agreement that it replaced, except that (1) the term of the new change-in-control
agreement extends through March 15, 2022, and (2) the form of change-in-control
agreement for Messrs. Mukherjee and de Bruijn contains a
non-competition
provision. The Compensation Committee approved the same form of change-in-control
agreement for Mr. Krummel as was approved for Mr. Freeman upon Mr. Krummel’s November 5, 2019 promotion to his current position. Mr. Mukherjee has not executed a change-in-control
agreement. See the “Potential Payments Upon Termination or Change in Control” table under “Compensation of Executive Officers” below and the accompanying disclosures for more information regarding the change-in-control
agreements with our NEOs, as well as other plans and arrangements that have different trigger mechanisms that relate to a change in control.
As set forth in the Plan of Reorganization, upon McDermott’s emergence from the Chapter 11 proceedings, McDermott will enter into new agreements with certain of our executive officers, including our NEOs, which will have different terms and conditions than and which will replace and supersede those change-in-control
agreements disclosed in this report.
OTHER COMPENSATION POLICIES AND PRACTICES
Sizing Long-Term Incentive Compensation and Timing of Equity Grants

The Compensation Committee generally has determined the size of equity-based grants as a dollar value, rather than granting a targeted number of shares or units, with each target value generally set within market range. To determine the number of restricted stock units and performance shares or units granted, the target value of long-term incentive compensation is divided by the fair market value of the applicable component of equity on the date of grant.
To avoid timing equity grants ahead of the release of material nonpublic information, the Compensation Committee generally has granted equity awards effective as of the first day of the open trading window following the meeting at which the grants are approved, which window period generally opens on the third New York Stock Exchange (“NYSE”) trading day following the filing of our annual report on Form
10-K
or quarterly report on Form
10-Q
with the SEC.
Stock Ownership Guidelines

McDermott has adopted stock ownership guidelines requiring generally that our nonemployee directors and employees who are members of McDermott’s executive officer group forming an executive committee (the “EXCOM”) maintain a minimum ownership interest in McDermott. The EXCOM includes all of the NEOs. The ownership requirements are as follows:

Level	Base Salary or Annual Retainer Multiple
CEO	5x
Members of McDermott’s EXCOM	3x
Nonemployee Directors	5x
Directors and officers have five years from their initial election as a director/officer or a change in position which increases the expected ownership level, whichever is later, to comply with the guidelines. Shares of McDermott common stock, restricted stock units (whether or not McDermott can settle them in cash and whether or not vested), performance shares and units (whether or not McDermott can settle them in cash and whether or not vested, but to the extent not vested, at target performance level), shares of McDermott common stock held in an employee’s Savings Plan account and shares of McDermott common stock held in any trust in which an employee has a pecuniary interest (to the extent the employee has investment control over such shares) are all counted towards compliance with the stock ownership guidelines. Further, each director and officer subject to the stock ownership guidelines has the ability to certify his or her ownership at any time after reaching compliance with the required ownership level, following which such director or officer is not required to accumulate any additional McDermott securities, so long as he or she retains the number of securities held on the certification date, regardless of any subsequent changes in the market price of shares of McDermott common stock. As a result of the Chapter 11 Cases and related circumstances, in early 2020, the Governance Committee waived compliance with the stock ownership guidelines.

Derivatives Trading and Hedging

McDermott’s Insider Trading Policy prohibits all directors, officers and employees, including our NEOs, from engaging in “short sales” or trading in puts, calls or other options on McDermott’s common stock. Additionally, directors, officers and employees are prohibited from, either directly or indirectly, through a designee or otherwise, purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in any transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of any McDermott shares, and are further prohibited from holding McDermott shares in a margin account or pledging McDermott shares as collateral for a loan.
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
Forfeiture Provisions

Additionally, consistent with our recent practice, our grant agreements for awards made in 2019 contain a forfeiture provision. In 2019, this provision provided that, if any grantee who is employed by McDermott or performing services on behalf of McDermott under any consulting agreement is convicted of a felony or a misdemeanor involving fraud, dishonesty or moral turpitude, or engaging in conduct that adversely affects or, in the sole judgment of the Compensation Committee, may reasonably be expected to adversely affect, the business reputation or economic interests of McDermott, then all rights and benefits awarded under the respective agreements immediately would be forfeited, terminated and withdrawn.
How We Make Compensation Decisions

Compensation Committee
The Compensation Committee has primary responsibility for determining and approving, on an annual basis, the compensation of our Chief Executive Officer, or CEO, and other executive officers. The Compensation Committee evaluates, in coordination with the Governance Committee, the CEO’s performance in light of goals and objectives relevant to CEO compensation and sets the CEO’s compensation based on that evaluation. The Compensation Committee receives information and advice from its compensation consultant as well as from our human resources department and management to assist in compensation determinations.
Compensation Consultant
After completion of a competitive selection process, in August 2017 our Compensation Committee engaged Meridian to serve as its consultant on executive compensation matters. Since then, our Compensation Committee has extended the engagement of Meridian annually. Meridian provided advice and analysis to the Compensation Committee on the design, structure and level of executive and director compensation, and, when requested by the Compensation Committee, attended meetings of the Compensation Committee and participated in executive sessions without members of management present. Meridian reported directly to the Compensation Committee. When requested by the Governance Committee, Meridian will attend meetings of the Governance Committee with respect to nonemployee director compensation. During 2019, Meridian did not perform any services for McDermott other than as described above.
Further, in October 2019 the Company engaged Willis Towers Watson to review the Company’s compensation programs in consideration of a potential in-court
restructuring. Willis Towers Watson developed market benchmarks, including development of the Retention Bonus Award Peer Group, and consulting material for the Compensation Committee with respect to the Retention Bonus Awards made in October 2019.
The Compensation Committee generally reviews its compensation consultant on an annual basis.
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
COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the Compensation Discussion and Analysis with McDermott’s management and, based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
THE COMPENSATION COMMITTEE
W. Craig Kissel,
Chair
L. Richard Flury
Gary P. Luquette
Mary L. Shafer-Malicki

EXECUTIVE COMPENSATION TABLES
Our NEOs, like our employees generally and our stockholders and other stakeholders, have been significantly impacted by the Chapter 11 Cases. The information presented in these Executive Compensation Tables reflects compensation for our NEOs for fiscal year 2019. The impact of the Chapter 11 Cases is not reflected in these Executive Compensation Tables. Under the Plan of Reorganization, each existing equity interest in McDermott, including shares of our common stock and existing equity-based awards, will be cancelled and extinguished, and our stockholders will not receive any recovery upon our emergence from the Chapter 11 proceedings. Accordingly, upon our emergence from the Chapter 11 proceedings, our NEOs will not receive any value for their performance units, restricted stock units or any other equity interest in McDermott notwithstanding the values reflected in the Executive Compensation Tables set forth below.
SUMMARY COMPENSATION TABLE
The following table summarizes the prior three years’ compensation of our Chief Executive Officer, our Chief Financial Officer, our three highest paid executive officers who did not serve as our Chief Executive Officer or Chief Financial Officer during 2019 and were employed by McDermott as of December 31, 2019, and the following former executive officers: our former Executive Vice President, Chief Financial Officer, Mr. Stuart Spence (who served in that capacity until November 4, 2019); our former Executive Vice President, Lummus Technology, Mr. Daniel McCarthy (who served in that capacity until March 29, 2019); and our former Senior Vice President, North, Central and South America, Mr. Richard Heo (who served in that capacity until March 1, 2019). No compensation information is provided for Messrs. Freeman or Mukherjee for 2017, as they were not included as “named executive officers” in our proxy statement for our annual meeting of stockholders in 2018. No compensation information is provided for Messrs. Krummel, de Bruijn, Heo and McCarthy for 2017 or 2018, as they were not included as “named executive officers” in our proxy statement for our annual meeting of stockholders in 2018 or 2019. Unless otherwise noted, all amounts reported in the following tables for Mr. Mukherjee have been converted from local currency (Euros) to U.S. dollars on a monthly basis, using the average exchange rate for each month in which such amounts were paid, which ranged from 1.114252 to 1.142057.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Mr. Dickson	2019	1,125,000	2,250,000	8,299,986	562,500	N/A	169,085	12,406,571
President and Chief	2018	1,044,034	0	8,299,948	1,812,500	N/A	137,525	11,294,007
Executive Officer	2017	887,500	0	4,799,979	1,694,575	N/A	148,787	7,530,841

Mr. Krummel	2019	391,409	267,750	324,994	196,875	N/A	16,011	1,197,039
Executive Vice President
and Chief Financial Officer

Mr. Freeman	2019	510,000	510,000	1,199,990	264,500	N/A	67,932	2,552,421
Executive Vice President,	2018	492,008	0	1,199,975	647,866	N/A	54,845	2,394,694
Chief Legal Officer and
Corporate Secretary

Mr. Mukherjee	2019	684,224	933,334	1,999,986	0	29,776	127,386	3,774,706
Group Senior Vice President,	2018	342,946	450,805	2,199,995	205,768	N/A	27,627	3,227,141
Projects

Mr. de Bruijn	2019	376,150	0	499,979	1,050,000	N/A	210,503	2,136,631
Senior Vice President,
Lummus Technology

Mr. Spence	2019	546,591	433,333	1,999,986	318,750	N/A	1,003,367	4,302,027
Former Executive Vice President	2018	599,621	0	1,999,947	891,062	N/A	85,503	3,576,133
and Chief Financial Officer	2017	501,250	0	1,499,990	652,552	N/A	86,869	2,740,661

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)

Mr. McCarthy	2019	171,791	0	0	146,075	N/A	4,115,349	4,436,215
Former Executive Vice President,
Technology

Mr. Heo	2019	96,154	0	0	66,667	N/A	2,814,364	2,977,184
Former Senior Vice President,
North, Central & South America

(1)	The amounts reported in this column for Messrs. Spence, McCarthy and Heo represent partial-year service. Additionally, the amount reported in this column for Mr. Mukherjee includes amounts paid during January 1, 2019 through August 31, 2019 for (1) a vacation allowance equal to 8% of his yearly salary (2) a so-called
“13
th
month” payment equal to one month of pay, and (3) a gross cost allowance equal to 4.2% of his yearly salary. The vacation allowance, 13 th
month payment and gross cost allowance form part of the standard terms and conditions for employees who are working for our subsidiaries in The Netherlands. The total of these amounts approximates an annual base salary of $700,000, which is the amount of annual base salary that the Compensation Committee approved for Mr. Mukherjee.

(2)	The amounts reported in this column for 2019 are attributable to the first and second payments under the Retention Bonus Award Agreements described above under the caption “Compensation Discussion and Analysis – Compensation Program – 2019 Other Compensation Elements – Retention Bonus Awards.”

(3)	The amounts reported in this column represent the aggregate grant date fair value of stock awards granted to each NEO and computed in accordance with FASB ASC Topic 718. For information regarding the compensation expense with respect to these awards, see Note 19 to the Consolidated Financial Statements included in our Form
10-K
for the year ended December 31, 2019.

(4)	The amounts reported in this column for 2017 and 2018, respectively, are attributable to the annual incentive awards earned in 2018 but paid in 2019, and earned in 2017 but paid in 2018. There were no annual incentive awards earned by any of the NEOs in 2019. The amounts reported in this column for 2019 for Messrs. Dickson, Krummel, Freeman and Spence are attributable to the portion of the 2018 McDermott Recognition Program awards earned and paid in 2019. The 2018 McDermott Recognition Program was adopted in 2018 in recognition of the efforts associated with the Combination and the achievement of related cost synergies and provided for payouts in 2018 and 2019. The amount reported in this column for Mr. Mukherjee for 2018 is solely attributable to the annual incentive award earned in fiscal year 2018, but paid in 2019, since Mr. Mukherjee’s employment with McDermott commenced on July 3, 2018, after the 2018 McDermott Recognition Program awards were already made. The amount reported in this column for Mr. Mukherjee for 2018 was converted from local currency (Euros) to U.S. dollars, using the exchange rate of 1.1311, which was the exchange rate in effect at the close of business on February 18, 2019, the date of the Compensation Committee’s approval of Mr. Mukherjee’s EICP award. The amount reported for Mr. de Bruijn in this column for 2019 is solely attributable to his 2019 Retention Bonus Award, which had a performance component to it, unlike the other NEOs’ respective 2019 Retention Bonus Awards. Mr. de Bruijn was not granted an award under the McDermott Recognition Program. See “Compensation Discussion and Analysis – 2019 Compensation Program – 2019 Other Compensation Elements – Retention Bonus Awards” for a detailed description of the October 17, 2019 Retention Bonus Awards. The amounts reported in this column for Messrs. McCarthy and Heo were paid in 2019 pursuant to the terms of their respective change-in-control
agreements, which entitled them to receive a prorated fiscal year 2019 annual incentive award paid at target.

(5)	The amounts reported in this column for 2019 are attributable to the following:

ALL OTHER COMPENSATION

	Deferred Compensation Plan Contribution ($) (A)	Employer Match ($) (B)	Pension Contribution ($) (C)	Perquisite Program ($) (D)	Other ($) (E)
Mr. Dickson	136,930	13,987	0	18,168	0
Mr. Krummel	0	14,311	0	1,700	0
Mr. Freeman	34,128	15,325	0	18,479	0
Mr. Mukherjee	35,000	0	30,678	17,259	44,449
Mr. de Bruijn	15,571	16,800	0	8,574	169,557
Mr. Spence	64,409	16,800	0	1,721	920,437
Mr. McCarthy	0	10,487	0	12,846	4,092,016
Mr. Heo	0	0	0	5,098	2,809,265

(A)	The amounts reported in this column are attributable to contributions made by McDermott under the DCP.

(B)	The amounts reported in this column are attributable to contributions made under the McDermott Savings Plan.

(C)	The amount reported in this column for Mr. Mukherjee is attributable to contributions made by McDermott under the Dutch Retirement Plan and the gross additional pension allowance Mr. Mukherjee received in lieu of his participation in the McDermott Savings Plan and Dutch Net Pension Scheme from January 1, 2019 to August 31, 2019 as a result of his being a local Netherlands employee during this period. For more information on the contributions made under the Dutch Retirement Plan and the gross additional pension allowance provided to Mr. Mukherjee, see “Executive Compensation Tables – Pension Benefits – The Dutch Retirement Plan.”

(D)	The amounts reported in this column are attributable to payments made pursuant to McDermott’s 2019 perquisite program. For Mr. Dickson, $16,760 related to financial planning and $1,408 related to his required physical. For Mr. Krummel, $1,700 related to his required physical. For Mr. Freeman, $17,003 related to financial planning and $1,476 related to his required physical. For Mr. Mukherjee, $15,534 related to financial planning and $1,725 related to his required physical. For Mr. de Bruijn, $6,770 related to financial planning and $1,805 related to his required physical. For Mr. Spence, $1,721 related to his required physical. For more information on McDermott’s 2019 perquisite program, see “Compensation Discussion and Analysis – 2019 Compensation Program – 2019 Other Compensation Elements – Perquisites.”

As a result of their former employment at CB&I, Messrs. McCarthy and Heo were entitled to the continuation of certain perquisites provided pursuant to the perquisite program in place at CB&I prior to the Combination. For Mr. McCarthy, $3,938 related to financial planning, $4,389 related to country club dues and $4,518 related to his personal usage of a company leased car. For Mr. Heo, $2,791 related to financial planning and $2,308 related to an automobile allowance.

(E)	The amount reported in this column for Mr. Spence represents a cash severance payment pursuant to his Separation Agreement ($866,667), payment for vacation earned but not taken by Mr. Spence in 2019 ($45,833) and a payment of an amount to fund six months of continuing health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ($7,938). The amount reported in this column for Mr. de Bruijn, represents the amounts paid by us for his relocation from New Jersey to Houston ($102,836.40) as well as the tax gross up on the move imputed to his income ($66,720.73). The amount reported in this column for Mr. Mukherjee represents the amounts paid by us for his relocation from The Netherlands to Houston ($33,626) as well as the tax gross up on the move imputed to his income ($10,823). The amounts reported in this column for Messrs. McCarthy and Heo represent the amounts payable pursuant to the terms of their respective change-in-control
agreements.

GRANTS OF PLAN-BASED AWARDS
The following Grants of Plan-Based Awards table provides additional information about stock awards and equity and non-equity
incentive plan awards we granted to our NEOs and Mr. Spence during the year ended December 31, 2019.There were no stock awards or equity or non-equity
incentive plan awards granted to Messrs. McCarthy and Heo during the year ended December 31, 2019.

	Grant Date	Committee Action Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name/Award Type			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Dickson
EICP	02/27/19	02/27/19	703,125	1,406,250	2,812,500
RSUs	02/27/19	02/27/19							468,396	4,149,989
PUnits	02/27/19	02/27/19				234,198	468,397	819,694		4,149,997

Mr. Krummel
EICP	02/27/19	02/27/19	68,000	136,000	272,000
RSUs	02/27/19	02/27/19							25,677	227,498
PUnits	02/27/19	02/27/19				5,502	11,004	19,257		97,495

Mr. Freeman
EICP	02/27/19	02/27/19	216,750	433,500	867,000
RSUs	02/27/19	02/27/19							67,719	599,990
PUnits	02/27/19	02/27/19				33,860	67,720	118,510		599,999

Mr. Mukherjee
EICP	02/27/19	02/27/19	350,000	700,000	1,400,000
RSUs	02/27/19	02/27/19							112,866	999,993
PUnits	02/27/19	02/27/19				56,433	112,866	197,515		999,993

Mr. de Bruijn
EICP	02/27/19	02/27/19	140,000	280,000	560,000
RBA	10/17/19	10/17/19	1,050,000	1,050,000	2,100,000
RSUs	02/27/19	02/27/19							28,215	249,985
PUnits	02/27/19	02/27/19				14,108	28,216	49,378		249,994

Mr. Spence
EICP	02/27/19	02/27/19	325,000	650,000	1,300,000
RSUs	02/27/19	02/27/19							112,866	999,993
PUnits	02/27/19	02/27/19				56,433	112,866	197,515		999,993

(1)	These columns reflect the threshold, target and maximum payout opportunities under the Executive Incentive Compensation Plan, or EICP, (or, in the case of Mr. de Bruijn, his Retention Bonus Agreement), expressed as a percentage of the NEO’s 2019 annual base salary as of September 30, 2019. The target amounts provided are equal to the percentage for each NEO, as follows: Mr. Dickson – 125%, Mr. Krummel – 40%, Mr. Freeman – 85%, Mr. Mukherjee – 100%, Mr. de Bruijn – 70%, and Mr. Spence – 100%. For all of the NEOs, the threshold amounts provided are equal to 50% of the respective target award amount and the maximum amounts provided are equal to 200% of the respective target award amount. See “Compensation Discussion and Analysis – What We Pay and Why: Elements of Total Direct Compensation – Annual Incentive,” and “Compensation Discussion and Analysis – 2019 Compensation Program – 2019 NEO Target Total Direct Compensation” for a detailed description of the EICP and discussions regarding the determinations made with respect to the 2019 EICP awards. There were no annual incentive awards earned under the EICP by any of the NEOs in 2019.

(2)	These columns reflect the target, threshold and maximum payout opportunities of 2019 grants of performance units under the 2016 LTIP and the Amended and Restated 2008 Chicago Bridge & Iron Long-Term Incentive Plan. Each grant represents the right to receive the value of one share of McDermott common stock for each vested performance unit, paid in shares of McDermott common stock, cash equal to the fair market value of the shares otherwise deliverable, or any combination thereof, in the sole discretion of the Compensation Committee. See “Compensation Discussion and Analysis – What We Pay and Why: Elements of Total Direct Compensation – Long-Term Incentives” and “Compensation Discussion and Analysis – 2019 Compensation Program – 2019 NEO Target Total Direct Compensation” for a detailed description of the performance units awarded in 2019.

(3)	This column reflects grants of restricted stock units under the 2016 LTIP and the Amended and Restated 2008 Chicago Bridge & Iron Long-Term Incentive Plan. The restricted stock units are generally scheduled to vest in one-third
increments on the first, second and third anniversaries of the date of grant. Each restricted stock unit represents the right to receive one share of McDermott common stock, cash equal to the fair market value of the share otherwise deliverable, or any combination thereof, in the sole discretion of the Compensation Committee.
(4)	This column reflects the full grant date fair values of the equity awards computed in accordance with FASB ASC Topic 718. Grant date fair values are determined using the closing price of our common stock on the date of grant, as reported on the NYSE. For more information regarding the compensation expense related to 2019 awards, see Note 19 to the Consolidated Financial Statements included in our Form
10-K
for the year ended December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL
YEAR-END
The following Outstanding Equity Awards at Fiscal
Year-End
table summarizes the equity awards we have made to our NEOs and Former NEOs which were outstanding as of December 31, 2019.

		Stock Awards (1)
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Mr. Dickson
RSUs (4)	02/28/17	108,696	73,913	—	—
RSUs (5)	02/28/17	36,232	24,638	—	—
RSUs (5)	03/01/18	73,665	50,092	—	—
RSUs (5)	06/06/18	55,056	37,438	—	—
RSUs (5)	02/27/19	468,396	318,509	—	—
PUnits	06/06/18	—	—	97,924	66,588
PUnits	02/27/19	—	—	234,199	159,255

Mr. Krummel
RSUs (4)	02/28/17	2,718	1,848	—	—
RSUs (5)	02/28/17	2,114	1,438	—	—
RSUs (5)	03/01/18	4,297	2,922	—	—
RSUs (5)	02/27/19	25,677	17,460	—	—
PUnits	06/06/18	—	—	1,416	963
PUnits	02/27/19	—	—	5,502	3,741

Mr. Freeman
RSUs (5)	08/14/17	7,433	5,054	—	—
RSUs (5)	03/01/18	6,139	4,175	—	—
RSUs (5)	06/06/18	12,584	8,557	—	—
RSUs (5)(6)	02/27/19	67,719	46,049	—	—
PUnits	06/06/18	—	—	14,158	9,627
PUnits	02/27/19	—	—	33,860	23,025

Mr. Mukherjee
RSUs (5)(6)	07/03/18	52,852	35,939	—	—
RSUs (5)	02/27/19	112,866	76,749	—	—
PUnits	07/03/18	—	—	20,503	13,942
PUnits	02/27/19	—	—	56,433	38,374

Mr. de Bruijn
RSUs (5)	02/18/16	646	439	—	—
RSUs (5)	02/15/17	1,204	819	—	—
RSUs (5)	02/15/17	5,722	3,891	—	—
RSUs (5)	02/14/18	5,952	4,047	—	—
RSUs (5)	02/27/19	28,215	19,186	—	—
PUnits	02/27/19	—	—	14,108	9,593

Mr. Spence
RSUs (4)	02/28/17	33,968	23,098	—	—
RSUs (5)	02/28/17	11,323	7,700	—	—
RSUs (5)	03/01/18	23,020	15,654	—	—
RSUs (5)	06/06/18	7,864	5,348	—	—
RSUs (5)	02/27/19	112,866	76,749	—	—

(1)	Messrs. McCarthy and Heo had no outstanding equity awards as of the dates of their respective resignations. Prior to their resignations, each had outstanding restricted stock units, which were granted to them during their employment with CB&I on February 14, 2018; however, the change-in-control
provisions governing their respective award agreements provided for accelerated vesting of all outstanding restricted stock units upon their resignations. As such, upon their respective resignations, 66,069 restricted stock units became fully vested for Mr. McCarthy and 20,833 restricted stock units became fully vested for Mr. Heo.
(2)	Market values in these columns are based on the closing price of our common stock, as reported on the NYSE as of December 31, 2019 ($0.68).
(3)	The awards in this column represent grants of performance units, which generally may vest on the third anniversary of the grant date, based on the attainment of stated performance levels. The number and value of the 2018 and 2019 performance units listed are based on achieving threshold performance, each as of the nearest year-end
measurement date under the applicable grant agreement.
(4)	These awards were originally granted as performance units on February 28, 2017. On March 1, 2018, the Compensation Committee approved amendments to the February 28, 2017 Performance Unit Award Agreement, effective upon the closing of the Combination, to provide that 100% of the initial performance units granted would be converted into time-vested restricted stock units vesting on the third anniversary of the original grant date.
(5)	These awards represent grants of restricted stock units, which generally vest in one-third increments on each of the first, second and third anniversaries of the grant date.
(6)	This award includes a
sign-on
award of RSUs, which had a grant date fair value of $700,000 and which was intended to compensate Mr. Mukherjee for the forfeiture of certain incentives from his former employer.
OPTION EXERCISES AND STOCK VESTED
The following table provides information about the value realized by our NEOs and Former NEOs on vesting of stock awards during the year ended December 31, 2019.

	Stock Awards (1)
Name	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Dickson	364,357	3,102,370
Mr. Krummel	5,321	38,512
Mr. Freeman	16,793	100,638
Mr. Mukherjee	26,426	237,570
Mr. de Bruijn	4,615	33,090
Mr. Spence	119,083	1,022,667
Mr. McCarthy	99,103	726,553
Mr. Heo	31,249	263,951
(1)	The number of shares acquired on vesting reflected in this table represents the aggregate number of shares that vested during 2019 in connection with awards of RSUs. The value realized on vesting was calculated based on the fair market value of the underlying shares on the vesting date. The following table sets forth the number of shares withheld by McDermott to satisfy withholding taxes upon vesting of the RSUs noted in the table above:

Name	Shares Withheld by McDermott on Vesting of Stock Awards (#)
Mr. Dickson	143,309
Mr. Krummel	1,989
Mr. Freeman	6,769
Mr. Mukherjee	7,927
Mr. de Bruijn	1,749
Mr. Spence	46,968
Mr. McCarthy	24,447
Mr. Heo	3,089

PENSION BENEFITS
The following table shows the present value of accumulated benefits payable to Mr. Mukherjee under the Dutch Retirement Plan. We do not provide pension benefits to any of our other NEOs or the Former NEOs.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1) ($)	Payments During 2019 ($)
Mr. Dickson	N/A	N/A	N/A	N/A
Mr. Krummel	N/A	N/A	N/A	N/A
Mr. Freeman	N/A	N/A	N/A	N/A
Mr. Mukherjee	Dutch Retirement Plan	1.2	42,556	0
Mr. de Bruijn	N/A	N/A	N/A	N/A
Mr. Spence	N/A	N/A	N/A	N/A
Mr. McCarthy	N/A	N/A	N/A	N/A
Mr. Heo	N/A	N/A	N/A	N/A
(1)	The present value of accumulated benefits under the Dutch Retirement Plan reflects accrued age 67 benefits and is based on a discount rate of 1.05%, the most recently published mortality table “Prognosetafel AG2019” and other assumptions used to determine pension plan obligations as reflected in the consolidated financial statements in McDermott’s Annual Report on Form
10-K
for the year ended December 31, 2019.
The Dutch Retirement Plan

From January 1, 2019 until August 31, 2019, Mr. Mukherjee was a local employee of CB&I Nederland B.V., a subsidiary of McDermott in The Netherlands, and, as such, Mr. Mukherjee was a participant in the Dutch Retirement Plan, a local retirement plan which is part of the standard terms and conditions for employees of CB&I Nederland B.V.
The basic pension scheme under the Dutch Retirement Plan is a collective defined contribution scheme that is administered in compliance with governing pension legislation in The Netherlands. The collective defined contribution consists of contributions by both the employer and the participant. The employer’s fixed contribution to the basic pension scheme is 15% of the pensionable salary (which is statutorily capped and was EUR 107,593 in 2019). The participant’s contribution to the basic pension scheme is 7% of the pension-based salary, which is the portion of a participant’s salary over which the participant’s contribution is calculated. The pension-based salary is determined by subtracting a franchise amount from the pensionable salary. Under the terms of the Dutch Retirement Plan, the franchise amount, which is adjusted annually and deducted to establish the pension-based salary, was EUR 22,243 in 2019.
CB&I Nederland B.V. also offers a voluntary net pension scheme in order to provide participants with a gross annual salary exceeding the maximum pension-based salary the opportunity to increase their pension over the portion of their salary that is in excess of this amount. Although his gross annual salary exceeded the maximum pension-based salary, Mr. Mukherjee was not a participant in the net pension scheme, as he received a gross additional pension allowance from McDermott of $2,000 per month in lieu of participating in either the net pension scheme or the Savings Plan during the period beginning January 1, 2019 and ending August 31, 2019.
Under the Dutch Retirement Plan, standard retirement is age 67. The default benefits include a lifetime old-age
pension annuity, a 70% survivors’ pension annuity, a temporary survivor’s pension of 5% of the uncapped pensionable salary, payable in case the participant’s death prior to the standard retirement date until the beneficiary survivor reaches the state pension retirement age, an orphan’s pension and an excess disability pension.
Mr. Mukherjee’s participation in the Dutch Retirement Plan commenced upon his date of hire, July 3, 2018. Mr. Mukherjee’s yearly accrued old-age
pension annuity under the Dutch Retirement Plan is calculated as follows: 1.75% of the annual maximum pensionable salary minus the franchise amount for each year of service up to the default retirement age.
For more information on our retirement plans, see “Compensation Discussion and Analysis  –  2019 Compensation Program – 2019 Other Compensation Elements  –  Retirement and Excess Plans.”

NONQUALIFIED DEFERRED COMPENSATION
The following Nonqualified Deferred Compensation table summarizes our NEOs’ compensation under the Deferred Compensation Plan. The compensation shown in this table is entirely attributable to the Deferred Compensation Plan.
The Deferred Compensation Plan is an unfunded, defined contribution retirement plan for officers of McDermott and its subsidiaries selected to participate by our Compensation Committee. Benefits under the Deferred Compensation Plan are based on: (1) the participant’s deferral account, which is comprised of the notional account balance reflecting any executive contributions of deferred compensation; and (2) the participant’s vested percentage in his or her company account, which is comprised of the notional account balance reflecting any contributions by us. A participant is at all times 100% vested in his or her deferral account. A participant generally vests in his or her company account 20% each year, subject to accelerated vesting for death, disability, termination of service by McDermott without cause or the occurrence of a change in control. Messrs. Krummel, McCarthy and Heo were not participants in the Deferred Compensation Plan in 2019.

Name	Executive Contributions in 2019 ($) (1)	Company Contributions in 2019 ($) (2)	Aggregate Earnings in 2019 ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/19 ($) (4)	Percentage Vested at 12/31/19 ($) (5)
Mr. Dickson	—	136,930	133,746	—	694,865	100%
Mr. Krummel	—	—	—	—	—	—
Mr. Freeman	—	34,128	1,129	—	58,596	20%
Mr. Mukherjee	—	35,000	688	—	35,688	0%
Mr. de Bruijn	—	15,571	1,297	—	16,868	0%
Mr. Spence	—	64,409	57,538	—	290,298	100%
Mr. McCarthy	—	—	—	—	—	—
Mr. Heo	—	—	—	—	—	—
(1)	Under the terms of our Deferred Compensation Plan, an eligible executive may defer up to 50% of his or her annual salary and/ or up to 100% of any bonus earned in any year. Although the Deferred Compensation Plan provides for deferrals, we no longer allow participants to defer compensation due to Section 457A of the Internal Revenue Code (the “Code”).
(2)	We make annual contributions to specified participants’ notional accounts equal to a percentage of the participant’s prior-year compensation. Under the terms of the Deferred Compensation Plan, the contribution percentage does not need to be the same for each participant. Additionally, our Compensation Committee may make a discretionary contribution to a participant’s account at any time. In 2019, Messrs. Dickson, Freeman, Mukherjee, de Bruijn and Spence were participants in the DCP and their respective accounts in the DCP received a Company Contribution in an amount equal to 5% of the sum of their respective base salaries paid in 2018 (in each case) and 2018 bonus paid in 2019 (in the case of Messrs. Dickson, Freeman and Spence). Additionally, Messrs. Mukherjee and de Bruijn each received a discretionary Company Contribution under the DCP of $17,853 and $5,390, respectively. All of our 2019 contributions are included in the Summary Compensation Table above in the column “All Other Compensation.”
(3)	The amounts reported in this column represent notional accrued gains or losses during 2019 on each indicated participant’s account. The accounts are “participant-directed,” in that each participant personally directs the investment of contributions made on his or her behalf. As a result, any accrued gains or losses are attributable to the performance of the notional mutual fund investments. No amount of the earnings shown is reported as compensation in the Summary Compensation Table.
(4)	The amounts reported in this column consist of contributions made by McDermott and notional accrued gains or losses as of December 31, 2019. The balances shown include contributions from previous years which have been reported as compensation to the applicable NEOs and Mr. Spence in the Summary Compensation Table for those years – to the extent a NEO was included in the Summary Compensation Table during those years. The amounts of such contributions previously included in the Summary Compensation Table and years reported are as follows: we made contributions to Mr. Dickson’s account of $103,875 in 2018, $114,767 in 2017, $70,100 in 2016, $42,500 in 2015 and $42,500 in 2014; we made a contribution to Mr. Freeman’s account of $23,000 in 2018; and we made contributions to Mr. Spence’s account of $49,003 in 2018, $52,019 in 2017, $27,283 in 2016 and $23,750 in 2015.
(5)	Under the terms of his separation agreement, Mr. Spence became 100% vested in his Deferred Compensation Plan balance as of his resignation date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following tables show potential payments to our NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios under which a payment would be due (assuming each is applicable) involving a change in control or termination of employment of each of our NEOs, assuming a December 31, 2019 termination date and, where applicable, using the closing price of our common stock of $0.68 as of December 31, 2019 (as reported on the NYSE). As set forth in the Plan of Reorganization, upon McDermott’s emergence from the Chapter 11 proceedings, McDermott will enter into new agreements with certain of our executive officers, including our NEOs, which will have different terms and conditions than, and which will replace and supersede, those change-in-control
agreements disclosed in this report.
These tables do not reflect amounts that would be payable to the NEOs pursuant to benefits or awards that are already vested. Additionally, the impact of the Chapter 11 Cases is not reflected in these tables. Under the Plan of Reorganization, each existing equity interest in McDermott, including shares of our common stock and existing equity-based awards, will be cancelled and extinguished, and our stockholders will not receive any recovery upon our emergence from the Chapter 11 proceedings. Accordingly, upon our emergence from the Chapter 11 proceedings, our NEOs will not receive any value for their performance units, restricted stock units or any other equity interest in McDermott notwithstanding the values reflected in the tables set forth below.
The amounts reported in the tables below for restricted stock units and performance units represent the value of unvested and accelerated shares or units, as applicable, calculated by multiplying the number of accelerated shares or units by $0.68 (the closing price of our common stock on December 31, 2019, as reported on the NYSE).
Mr. Spence resigned from his position as Executive Vice President and Chief Financial Officer on November 4, 2019. In connection with his resignation, we entered into a separation agreement with Mr. Spence providing for various compensation-related benefits in exchange for, among other things, his agreement to comply with several restrictive covenants. See “Compensation Discussion and Analysis – 2019 Target Total Direct Compensation – Former NEO Compensation” for information on compensation received by Mr. Spence under that separation agreement.
Messrs. McCarthy and Heo each entered into a
change-of-control
agreement with Chicago Bridge & Iron Company (Delaware) and CB&I prior to the Combination, and, under the terms of their respective change-of-control
agreements, a change of control occurred on December 18, 2017, the date on which the CB&I Supervisory Board approved the Combination. Pursuant to their respective change-of-control
agreements, because Mr. McCarthy’s March 29, 2019 resignation from McDermott for Good Reason (as defined in the McCarthy Agreement) and Mr. Heo’s March 1, 2019 resignation from McDermott for Good Reason (as defined in the Heo Agreement) each occurred prior to the third anniversary of the
Change-of-Control
Date, they received various compensation-related benefits. See “Compensation Discussion and Analysis – 2019 Target Total Direct Compensation – Former NEO Compensation” for information on payments received by Messrs. McCarthy and Heo pursuant to the terms of their respective change-of-control
agreements.
Estimated Value of Benefits to be Received Upon Termination Due to Death or Disability

The following table shows the value of payments and other benefits due the NEOs, assuming their death or disability as of December 31, 2019.

	Dickson ($)	Krummel ($)	Freeman ($)	Mukherjee ($)	de Bruijn ($)
Severance Payments	—	—	—	—	—
EICP	—	—	—	—	—

Deferred Compensation Plan (1)	—	—	46,877	35,688	16,868
Restricted Stock Units (2) (unvested and accelerated)	504,591	23,668	63,835	112,688	28,383
Performance Units (3) (unvested)	451,686	9,408	65,304	104,633	19,187

Total	956,277	33,076	176,016	253,009	64,437

(1)	The amounts reported represent 80% of Mr. Freeman’s and 100% of Messrs. Mukherjee’s and de Bruijn’s respective DCP balances as of December 31, 2019 that would become vested on death or disability. Because Mr. Dickson is 100% vested in his DCP balance no additional amount would become vested on his death or disability. Mr. Krummel was not a participant in the DCP in 2019.

(2)	Under the terms of the outstanding restricted stock unit awards held by each of the NEOs as of December 31, 2019, all unvested restricted stock unit awards would become vested on his death or disability.

(3)	Under the terms of the outstanding 2018 performance unit awards held by each of the NEOs as of December 31, 2019, 100% of the initial performance units granted would vest on the third anniversary of the grant date on his death or disability. The number of performance units that would vest would be the number that would have vested based on actual performance had the NEO remained employed with McDermott until the third anniversary of the grant date. Accordingly, depending on McDermott’s performance during the applicable measurement periods, each NEO would vest in a number of performance units ranging from (1) 0% – 150% of the initial performance units granted for the 50% portion of the 2018 performance units based on aggregate consolidated order intake and (2) 0% – 200% of the initial performance units granted for the 50% portion of the 2018 performance units based on relative total stockholder return. The amounts reported assume that a total of 100% of the initial performance units granted for the 2018 awards would vest during the applicable measurement periods, all valued at the closing price of McDermott stock as reported on the NYSE on December 31, 2019.

Under the terms of the outstanding 2019 performance unit awards held by each of the NEOs as of December 31, 2019, 100% of the initial performance units granted would vest on the third anniversary of the grant date on his or her death or disability. See the discussion under the caption “Compensation Discussion and Analysis – 2019 Compensation Program – What We Pay and Why: Elements of Total Direct Compensation – Elements of Total Direct Compensation – Long-Term Incentives” for a discussion of the requirements for vesting of the performance units granted in 2019. The amounts reported assume that a total of 100% of the initial performance units granted for the 2019 awards would vest during the applicable measurement periods, all valued at the closing price of McDermott common stock as reported on the NYSE on December 31, 2019.

Estimated Value of Benefits to be Received Upon Change in Control and Termination

We have
change-in-control
agreements with various officers, including each of our NEOs, other than Mr. Mukherjee. Generally, under these agreements, if a NEO is terminated within one year following a change in control either (1) by our company for any reason other than cause or death or disability or (2) by the NEO for good reason, McDermott would be required to pay the NEO a severance payment based on the NEO’s salary and a severance payment based on the NEO’s target EICP percentage. In addition to these payments, the NEO would be entitled to various accrued benefits earned through the date of termination, such as earned but unpaid salary, earned but unused vacation and reimbursements.
Under these agreements, a “change in control” generally occurs on the occurrence of any of the following:
•	a person becomes the beneficial owner of 30% or more of the combined voting power of McDermott’s then outstanding voting stock unless such acquisition is made directly from McDermott in a transaction approved by a majority of McDermott’s incumbent directors;

•	individuals who are incumbent directors cease for any reason to constitute a majority of McDermott’s board;

•	completion of a merger or consolidation of McDermott with another company or an acquisition by McDermott or its subsidiaries, unless immediately following such merger, consolidation or acquisition: (1) all or substantially all of the individuals or entities that were the beneficial owners of outstanding McDermott voting securities immediately before such merger, consolidation or acquisition beneficially own at least 50% of the then outstanding shares of voting stock of the parent corporation resulting from the merger, consolidation or acquisition in the same relative proportions as their ownership immediately before such merger, consolidation or acquisition; (2) if such merger, consolidation or acquisition involves the issuance or payment by McDermott of consideration to another entity or its stockholders, the total fair market value of such consideration plus the principal amount of the consolidated long-term debt of the entity or business being acquired, does not exceed 50% of the sum of the fair market value of the outstanding McDermott voting stock plus the principal amount of our consolidated long-term debt; (3) no person beneficially owns 30% or more of the then outstanding shares of the voting stock of the parent company resulting from such merger, consolidation or acquisition; and (4) a majority of the members of the board of directors of the parent corporation resulting from such merger, consolidation or acquisition were incumbent directors of McDermott immediately before such merger, consolidation or acquisition;

•	completion of the sale or disposition of 50% or more of the assets of McDermott and its subsidiaries on a consolidated basis, unless immediately following such sale or disposition: (1) the individuals and entities that were beneficial owners of outstanding McDermott voting stock immediately before such sale or disposition beneficially own at least 50% of the then outstanding shares of voting stock of McDermott and of the entity that acquires the largest portion of such assets, and (2) a majority of the members of the McDermott Board (if it continues to exist) and the board of directors of the entity that acquires the largest portion of such assets were incumbent directors of McDermott immediately before the completion of such sale or disposition; or any other set of circumstances is deemed by our Board in its sole discretion to constitute a change in control.

The
change-in-control
agreements do not provide for excise tax
gross-ups.
They do, however, provide for the potential reduction in payments to the applicable officer in order to avoid excise taxes.
The following table shows the estimated value of payments and other benefits due the NEOs, assuming a change in control and termination as of December 31, 2019. Because Mr. Mukherjee has not signed a change in control agreement, the amounts below represent the value of Mr. Mukherjee’s long-term incentive awards which would vest pursuant to the terms of the award agreements upon a change in control.

	Dickson ($)	Krummel ($)	Freeman ($)	Mukherjee ($)	De Bruijn ($)
Salary-Based Severance Payment (1)	6,328,125	1,472,000	1,887,000	0	1,360,000
EICP-Based Severance Payment (2)	1,406,250	136,000	433,500	0	280,000
Deferred Compensation Plan (3)	—	—	46,877	0	16,868
Restricted Stock Units (4) (unvested and accelerated)	504,591	23,668	63,835	112,688	28,383
Performance Units (4) (unvested and accelerated)	451,686	9,408	65,304	104,633	19,187

Total	8,690,652	1,641,076	2,496,516	217,321	1,704,437

(1)	The salary-based severance payment made to Mr. Dickson in connection with a change in control would be a cash payment equal to 250% of the sum of his annual base salary prior to termination and his EICP target award applicable to the year in which the termination occurs. The salary-based severance payment made to Messrs. Krummel, Freeman and de Bruijn in connection with a change in control would be a cash payment equal to 200% of the sum of his annual base salary prior to termination and his EICP target award applicable to the year in which the termination occurs.

For a hypothetical termination as of December 31, 2019, the salary-based severance payment under a change in control would have been calculated based on the following base salary and target EICP awards. See “Grants of Plan-Based Awards” above for more information on the calculation of target EICP awards.

NEO	Annual Base Salary ($)	Target EICP Award ($)
Mr. Dickson	1,125,000	1,406,250
Mr. Krummel	340,000	136,000
Mr. Freeman	510,000	433,500
Mr. de Bruijn	400,000	280,000

(2)	Each NEO listed in the table above could receive up to two EICP-based severance payments in connection with a change in control depending on the timing of the termination relative to the payment of an EICP award, as follows:

•	If an EICP award for the year prior to termination is paid to other EICP participants after the date of the NEO’s termination, the NEO would be entitled to a cash payment equal to the product of the NEO’s target EICP percentage (or, if greater, the actual amount of the bonus determined under the EICP for the year prior to termination) and the NEO’s annual base salary for the applicable period. No such payment would have been due a NEO on a December 31, 2019 termination, because the 2018 EICP awards had already been paid.

•	The NEO would be entitled to a prorated EICP payment based upon the NEO’s target EICP percentage for the year in which the termination occurs and the number of days in which the NEO was employed with us during that year. Based on a hypothetical December 31, 2019 termination, each listed NEO would have been entitled to an EICP payment equal to 100% of his 2019 target EICP percentage times annual base salary, calculated based on the base salaries and target EICP percentages below.

NEO	Annual Base Salary ($)	Target EICP Percentage ($)
Mr. Dickson	1,125,000	125%
Mr. Krummel	340,000	40%
Mr. Freeman	510,000	85%
Mr. de Bruijn	400,000	70%

(3)	The amounts reported represent 80% of Mr. Freeman’s and 100% of Mr. de Bruijn’s respective DCP balances as of December 31, 2019 that would become vested on a qualifying termination within one year following a change in control (as defined in the change-in-control
agreements) pursuant to the executive’s
change-in-control
agreements. Because Mr. Dickson is 100% vested in his DCP balance no additional amount would become vested upon a change in control. Mr. Krummel was not a participant in the DCP in 2019. Under the DCP, vesting will also occur upon a change in control, and for purposes of this plan a “change in control” generally occurs if:

•	a person (other than a McDermott employee benefit plan or a corporation owned by McDermott stockholders in substantially the same proportion as the ownership of McDermott voting shares) is or becomes the beneficial owner of 30% or more of the combined voting power of McDermott’s then outstanding voting stock;

•	during any period of two consecutive years, individuals who at the beginning of such period constitute McDermott’s Board of Directors, and any new director whose election or nomination by McDermott’s Board was approved by at least two-thirds
of the directors of McDermott’s Board then still in office who either were directors at the beginning of the period or whose election or nomination was previously approved, cease to constitute a majority of McDermott’s Board;

•	a merger or consolidation of McDermott with any other corporation or entity has been completed, other than a merger or consolidation which results in the outstanding McDermott voting securities immediately prior to such merger or consolidation continuing to represent at least 50% of the combined voting power of the voting securities of McDermott or the surviving entity outstanding immediately after such merger or consolidation;

•	McDermott’s stockholders approve (1) a plan of complete liquidation of McDermott; or (2) an agreement for the sale or disposition by McDermott of all or substantially all of McDermott’s assets; or

•	within one year following the completion of a merger or consolidation transaction involving McDermott, (1) individuals who, at the time of execution and delivery of definitive agreements completing such transaction constituted our Board, cease for any reason (excluding death, disability or voluntary resignation) to constitute a majority of our Board; or (2) either individual, who at the first execution and delivery of definitive agreements completing the transaction, served as Chief Executive Officer or Chief Financial Officer does not, for any reason (excluding death, disability or voluntary resignation), serve as the Chief Executive Officer or Chief Financial Officer, as applicable, of McDermott, or if McDermott does not continue as a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, as the Chief Executive Officer or Chief Financial Officer, as applicable, of a corporation or other entity that is (A) a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, and (B) the surviving entity in such transaction or a parent entity of the surviving entity or McDermott following the completion of such transaction; provided, however, that a change in control would not be deemed to have occurred pursuant to this clause in the case of a merger or consolidation which results in the voting securities of McDermott outstanding immediately prior to the completion of the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 55% of the combined voting power of the voting securities of the McDermott or the surviving entity outstanding immediately after such merger or consolidation.

(4)	Under the terms of the 2017, 2018 and 2019 restricted stock unit awards outstanding, all unvested restricted stock units would become vested on a change in control, regardless of whether there is a subsequent termination of employment, only if the awards are not assumed in the transaction. On March 1, 2018, the Compensation Committee approved amendments to the February 28, 2017 form of Performance Unit Award Agreement to provide that 100% of the initial performance units granted thereunder would be converted into time-vested restricted stock units vesting on the third anniversary of the original grant date, subject to the completion of the Combination. Under the terms of the amended agreements, all unvested restricted stock units would become vested on a change in control, regardless of whether there is a subsequent termination of employment, only if the awards are not assumed in the transaction. Under the terms of the 2016 LTIP, the outstanding 2018 and 2019 performance unit awards would become vested at the greater of (1) target level, or (2) the actual performance level measured through the date the change in control becomes effective as determined in accordance with the grant agreement, regardless of whether there is a subsequent termination of employment, if the awards are not assumed in the change-in-control
transaction. If any of the outstanding restricted stock unit or performance unit awards are assumed in a change-in-control
transaction, such awards would only vest on a subsequent termination of employment by the employer without cause or by the executive for good reason. Under the 2016 LTIP, a “change in control” generally occurs under the same circumstances described in the first three bullets in note (3) above with respect to our Deferred Compensation Plan, as well as on the occurrence of the below circumstances:

•	McDermott’s stockholders approve a plan of complete liquidation of McDermott;

•	the consummation of a sale or disposition by McDermott of all or substantially all of McDermott’s assets other than to an entity that is under common control with McDermott or to an entity for which at least fifty percent (50%) of the combined voting power of its voting securities outstanding immediately after such sale or disposition are owned or controlled by the stockholders of McDermott immediately prior to such sale or disposition; or

•	within one year following the completion of a merger or consolidation transaction involving McDermott, (1) individuals who, at the time of execution and delivery of definitive agreements relating to such transaction constituted our Board, cease for any reason (excluding death, disability or voluntary resignation) to constitute a majority of our Board; or (2) the individual, who at the first execution and delivery of definitive agreements relating to the transaction, served as Chief Executive Officer does not, for any reason (excluding death, disability or voluntary resignation), serve as the Chief Executive Officer of McDermott, or if McDermott does not continue as a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, as the Chief Executive Officer of a corporation or other entity that is (A) a registrant with a class of equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, and (B) the surviving entity in such transaction or a parent entity of the surviving entity or McDermott following the completion of such transaction; provided, however, that a change in control would not be deemed to have occurred pursuant to this clause in the case of a merger or consolidation which results in the voting securities of McDermott outstanding immediately prior to the completion of the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 55% of the combined voting power of the voting securities of the McDermott or the surviving entity outstanding immediately after such merger or consolidation; or

•	within one year following the consummation of a merger or consolidation transaction involving McDermott (whether as a constituent corporation, the acquiror, the direct or indirect parent entity of the acquiror, the entity being acquired, or the direct or indirect parent entity of the entity being acquired), as a result of which the voting securities of McDermott outstanding immediately prior thereto continue to represent more than fifty percent (50%) but less than fifty-five percent (55%) of the combined voting power of the voting securities of McDermott or the surviving entity outstanding immediately after such merger or consolidation (a “Merger of Equals”): (1) individuals who, at the time of the execution and delivery of the definitive agreement pursuant to which such transaction has been consummated by the parties thereto (a “Definitive Transaction Agreement”) (or, if there are multiple such agreements relating to such Merger of Equals, the first time of execution and delivery by the parties to any such agreement) (the “Execution Time”), constituted our Board cease, for any reason (excluding death, disability or voluntary resignation but including any such voluntary resignation effected in accordance with any Definitive Transaction Agreement), to constitute a majority of our Board; or (2) the individual who, at the Execution Time, served as the Chief Executive Officer of McDermott does not, for any reason (excluding as a result of death, disability or voluntary termination but including any such voluntary termination effected in accordance with any Definitive Transaction Agreement), serve as the Chief Executive Officer of McDermott or, if McDermott does not continue as a registrant with a class of equity securities registered pursuant to Section 12(b) of the Exchange Act, as the Chief Executive Officer of a corporation or other entity that is (A) a registrant with a class of equity securities registered pursuant to Section 12(b) of the Exchange Act and (B) the surviving entity in such Merger of Equals or a direct or indirect parent entity of the surviving entity or McDermott following the consummation of such Merger of Equals.

The amounts reported in the chart above represent a total of 100% of the initial performance units granted for the 2018 and 2019 awards, all valued at the closing price of McDermott stock as reported on the NYSE on December 31, 2019.

PAY RATIO DISCLOSURE
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. David Dickson, for the year ended December 31, 2019, determined on the basis described below; (2) the median of the annual total compensation of all employees of McDermott and its consolidated subsidiaries, excluding our Chief Executive Officer, for the year ended December 31, 2019, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
The applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total earnings, as determined from McDermott’s payroll records for the period from January 1, 2019 through December 31, 2019 (with December 31, 2019 being the “Measurement Date”), as our consistently applied compensation measure. We did not use statistical sampling or include cost of living adjustments for purposes of this determination. We converted all amounts paid in foreign currencies into U.S. Dollars, using the exchange rate in effect as of the close of market on December 31, 2019. As permitted by the applicable SEC rules, we annualized the compensation for all permanent employees who were not employed for the entire fiscal year, such as a new hire or an employee who took an unpaid leave of absence during the period.
We identified our median employee from our employee population as of December 31, 2019, which consisted of approximately 40,000 individuals globally, with approximately 11,000 employees being in the United States. As permitted under the SEC’s 5% “de minimis exemption,” we excluded employees in Jamaica (1), Singapore (2), Taiwan (2), the Virgin Islands (2), Azerbaijan (4), South Korea (4), Uzbekistan (9), Portugal (11), Serbia (11), Trinidad (11), Japan (12), Kuwait (12), Chile (14), Panama (17), Columbia (21), Italy (22), Mozambique (22), Kazakhstan (42), China (45), Dominican Republic (45), Russia (68), Germany (77), Bahrain (142), Canada (212), Brazil (214), Australia (239), the Philippines (270) and the United Kingdom (369). We also excluded individuals who are contracted to us whose compensation is determined by an unaffiliated third party. After these exclusions, our employee population used in determining our median employee was 37,949 employees.
After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2019 for our named executive officers as set forth in the Summary Compensation Table. The median employee is a Filipino national employed as a Shop Material Handling Lead Person paid on an hourly basis in in Al-Awjam, Saudi Arabia. The median employee’s hourly pay was determined based on a review of market data for companies with individuals in similar positions and location, and such pay is within market range compensation. The median employee’s total compensation is inclusive of holiday pay, sick pay, vacation pay and religious holiday pay.

Chief Executive Officer annual total compensation (A)	$12,406,571
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$19,751
Ratio of (A) to (B)	628 to 1
The Compensation Committee reviewed the ratio set forth in the table above and determined that the differential in compensation reflected above is appropriate for McDermott, given the wide range of responsibilities and level of accountability of our Chief Executive Officer, as compared to our median employee.
The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
RISKS RELATING TO COMPENSATION PROGRAM DESIGN
Regarding risks relating to the design of our compensation programs, the Compensation Committee, with assistance from its independent compensation consultant, Meridian, regularly reviews and assesses our compensation policies and practices to ensure that they are appropriate in terms of the level of risk-taking and in line with our business strategies and the interests of our stockholders. The Compensation Committee has designed our compensation programs to encourage performance focused on long-term enterprise value, promote company growth and allow for appropriate levels of risk-taking but to discourage excessive risk-taking. Based on the findings of a risk assessment presented to the Compensation Committee, the Compensation Committee concluded that the risks arising from our compensation policies and practices were not reasonably likely to have a materially adverse impact on us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
All members of our Compensation Committee are independent in accordance with our Corporate Governance Guidelines. No member of the Compensation Committee (1) was, during the year ended December 31, 2019, or had previously been, an officer or employee of McDermott or any of its subsidiaries, or (2) had any material interest in a transaction of McDermott or a business relationship with, or any indebtedness to, McDermott. No interlocking relationship existed during the year ended December 31, 2019 between any member of our Board or the Compensation Committee and an executive officer of McDermott.
COMPENSATION OF NONEMPLOYEE DIRECTORS
Under our nonemployee director compensation program in effect from January 1, 2019 to November 25, 2019, cash compensation for each of our nonemployee directors, with the exception of Mr. Carr and Ms. Summerfield, consisted of retainers (paid monthly and prorated for partial terms) and meeting fees as follows:

($)
Annual Board Member Retainer	120,000
Audit Committee Chair Retainer	20,000
Compensation Committee Chair Retainer	20,000
Governance Committee Chair Retainer	15,000
Risk Committee Chair Retainer	20,000
Additional Retainer for Lead Director (if applicable)	20,000
Additional Retainer for Chair of the Board	150,000
Meeting fees for each meeting of the Board or a Committee (of which the director is a member) attended in excess of the twelfth Board or Committee meeting per annual director term	2,500
Additionally, McDermott assumes any tax liabilities incurred by any nonemployee director in the United Kingdom as a result of our establishment of tax residency in the United Kingdom in 2018.
In 2019, our nonemployee director compensation program was consistent with our program for 2018, with two exceptions. On April 17, 2019, the Transition Committee of our Board was dissolved and the Risk Committee of the Board was established. As a result, the Board approved an annual retainer for the Chair of the Risk Committee in the amount of $20,000, to be pro-rated
and paid monthly, in lieu of the $50,000 annual retainer for the Chair of the Transition Committee that was in effect until the dissolution of the Transition Committee. Additionally, with respect to equity compensation, in 2019, the annual nonemployee director discretionary equity awards were comprised of restricted stock units generally subject to a one-year
vesting period, as opposed to being comprised of restricted stock that immediately vested as in 2018.
In November 2019, we made certain changes to our nonemployee director compensation program as a result of the significantly increased time commitments, the increase in the number of Board and Finance Committee meetings held during the year and other unique circumstances. Specifically, based on advice of Willis Towers Watson and other considerations, the Governance Committee approved the following changes to our nonemployee director compensation program (to be applicable to all nonemployee directors, with the exception of Mr. Carr and Ms. Summerfield):
•	Payment of all cash compensation in advance, on a quarterly basis as opposed to monthly;
•	Establishment of the Finance Committee Chair retainer in the amount of $20,000;
•	Conversion of the annual restricted stock unit award of $150,000 to cash; and
•	Replacement of additional meeting fees with lump sum payments in the amount of $25,000 for all Finance Committee members and $10,000 for all other directors.

With respect to Mr. Carr and Ms. Summerfield, who were appointed to the Board and the Finance Committee effective November 18, 2019, the Governance Committee approved the following compensation arrangements:
•	Annual cash retainers in the amount of $300,000 per year, payable quarterly in advance; and
•	Cash compensation payable on a per diem basis at a rate of $5,000 for days on which they devote more than four hours of time to McDermott matters, outside of Board meetings, for meetings or activities outside the scope of normal Board duties.
The table below summarizes the compensation earned by or paid to our nonemployee directors during the year ended December 31, 2019.
Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Forbes I.J. Alexander	193,750	149,997	343,747
Philippe C. Barril	221,500	149,997	371,497
Alan J. Carr	110,833	0	110,833
John F. Bookout, III	193,750	149,997	343,747
L. Richard Flury	208,750	149,997	358,747
W. Craig Kissel	215,000	149,997	364,997
Gary P. Luquette	377,500	149,997	527,497
James H. Miller	190,000	149,997	339,997
William H. Schumann, III	210,691	149,997	360,688
Mary L. Shafer-Malicki	190,000	149,997	339,997
Heather L. Summerfield	110,833	0	110,833
Marsha C. Williams	212,083	149,997	362,080
(1)	The amounts reported in this column include the annual retainers paid to each director, additional retainers paid to the Chairman of the Board and Committee Chairs and additional meeting fees for each meeting of our Board or a Committee (of which the director is a member) attended in excess of the twelfth Board or Committee meeting per director term. Additionally, as a result of the shift to paying all cash compensation owed to nonemployee directors in advance on a quarterly basis, amounts reported in this column include the portion of the annual retainers, additional retainers and converted equity awards attributable to the first quarter of 2020 but paid in advance in December 2019.
(2)	Under our 2019 director compensation program, equity compensation for nonemployee directors included a discretionary grant of restricted stock units generally subject to a one-year
vesting period. On May 2, 2019, each of the nonemployee directors then serving as a director received a grant of 18,541 shares of restricted stock units valued at $149,997, which is the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, using the closing market price of McDermott common stock on the date of grant ($8.09). Under the terms of each award, the restricted stock units were scheduled to vest 100% upon the first to occur of: (1) the first anniversary of the grant date or (2) the date of our 2020 Annual Meeting of Stockholders, subject to each individual’s continued service as a director through the first of such dates to occur. Under the Plan of Reorganization, each existing equity interest in McDermott, including shares of our common stock and existing equity-based awards, will be cancelled and extinguished, and our stockholders will not receive any recovery upon our emergence from the Chapter 11 proceedings. Accordingly, our directors will not receive any value for their restricted stock units or any other equity interest in McDermott notwithstanding the values reflected in this table. For information regarding compensation expense with respect to these awards, see Note 19 to our Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Directors And Executive Officers

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2020 by each director, each NEO, each Former NEO and all of our directors and executive officers as a group. There are no shares of common stock that any of our directors or NEOs have the right to acquire within 60 days on the exercise of stock options.

Name	Shares held in Savings Plan (1)	Total Shares Beneficially Owned (2)
Forbes I.J. Alexander	—	0
Philippe Barril	—	8,277
John F. Bookout, III	—	0
Alan J. Carr	—	0
David Dickson	—	0
Leonard de Bruijn	—	0
L. Richard Flury	—	0
John M. Freeman	—	0
W. Craig Kissel	—	0
Christopher A. Krummel	—	803
Gary P. Luquette	—	0
James H. Miller	—	17,503
Samik Mukherjee	—	0
William H. Schumann, III	—	0
Mary Shafer-Malicki	—	0
Heather L. Summerfield	—	0
Marsha C. Williams	—	0
Stuart A. Spence (3)	—	214,076
Daniel McCarthy (3)	44	79,284
Richard Heo (3)	—	49,620
All directors, executive officers and Former NEOs as a group (29 persons)	44	480,164
(1)	This column includes shares of common stock held in the indicated person’s McDermott Savings Plan account.
(2)	Shares beneficially owned by each individual in all cases constituted less than one percent of the outstanding shares of common stock on March 31, 2020, as determined in accordance with Rule
13d-3(d)(1)
under the Securities Exchange Act of 1934. Shares beneficially owned by all directors and executive officers as a group constituted approximately 0.25% of the outstanding shares of common stock on March 31, 2020.
(3)	The number of shares reported as beneficially owned by Messrs. Spence, McCarthy and Heo is as of their respective dates of resignation (November 4, 2019, March 29, 2019 and March 1, 2019, respectively).
For information regarding securities authorized for issuance under our equity compensation plans, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities,” in our Annual Report on Form
10-K
for the year ended December 31, 2019, which information is incorporated into this Item 12 by reference.

Security Ownership of Certain Beneficial Owners

The following table furnishes information concerning all persons known by us to beneficially own 5% or more of our outstanding shares of common stock as of March 31, 2020, which is our only class of voting stock outstanding:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Purnendu Chatterjee 888 Seventh Avenue, 37th Floor New York, NY 10106	22,085,142	(2)	11.4%
Common Stock	The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	15,114,586	(3)	7.8%
(1)	Percent is based on outstanding shares of our common stock on March 31, 2020.
(2)	As reported on the Schedule 13G/A jointly filed on February 11, 2020 with the SEC by (1) Chatterjee Charitable Foundation, a New York charitable trust (“CCF”); (2) MCPI Holdings Limited, a company incorporated in Mauritius (“MCPI”); (3) Labvantage Solutions Technologies Limited, a company incorporated in Mauritius (“LVST”); (4) TCG Lifesciences Limited, a company incorporated in Mauritius (“TCGLF”); (5) CSL Holdings Limited, a company incorporated in Mauritius (“CSL”); (6) Chatterjee Fund Management, L.P., a Delaware limited partnership (“CFM”) and (7) Purnendu Chatterjee (“Dr. Chatterjee”), as the General Partner of CFM. The Schedule 13G/A reports beneficial ownership of 22,085,142 shares, shared voting power over 22,085,142 shares and shared dispositive power over 22,085,142 shares. The Schedule 13G/A further reports that (1) CCF beneficially owns and has shared voting and dispositive power over 600,000 shares; (2) MCPI beneficially owns 5,573,900 shares; (3) LVST beneficially owns and has shared voting and dispositive power over 8,430,200 shares; (4) each of TCGLF and CSL may be deemed to beneficially own and have voting and dispositive power over the 8,430,200 shares (as a result of TCGLF being the parent company of LVST and CSL being the parent company of TCGLF); (5) CFM beneficially owns and has shared voting and dispositive power over 7,181,042 shares, and as the parent company of CSL and MCPI, may be deemed to beneficially own and have voting and dispositive power over the 5,573,900 shares held by MCPI and the 8,430,200 shares held by LVST; and (6) Dr. Chatterjee may be deemed to beneficially own and have voting and dispositive power over an aggregate of 22,085,142 shares of Common Stock consisting of the shares held by CCF, MCPI, LVST and CFM, as a result of him being the general partner of CFM and the trustee of CCF.
(3)	As reported on the Schedule 13G/A filed with the SEC on February 10, 2020. The Schedule 13G/A reports beneficial ownership of 15,114,586 shares, sole voting power over 194,285 shares, shared voting power over 32,922 shares, sole dispositive power over 14,928,275 shares and shared dispositive power over 186,311 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related-Person Transactions

We have adopted a written Related-Person Transaction Policy applicable to any individual transaction or series of related-person transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:
•	McDermott or any of its subsidiaries is, was or will be a participant;
•	any related person (as defined in the policy) has, had or will have a direct or indirect material interest; and
•	the amount involved exceeds $120,000.
This policy requires directors, director nominees and executive officers to provide written notice to the Chief Legal Officer (“CLO”) of any potential related-person transaction involving, directly or indirectly, him or her or any of his or her immediate family members. Additionally, each director, director nominee and executive officer must complete an annual questionnaire designed in part to elicit and evaluate information about potential related-person transactions and any related-person relationships. All related-person transactions requiring compliance with the policy as determined by the CLO must be presented to the Governance Committee for review, approval, ratification or other action. The Governance Committee will approve or ratify a related-person transaction only if it determines that, under all of the circumstances, the transaction is not inconsistent with the best interests of McDermott. Mr. L. Richard Flury’s son, Geoffrey Flury, was previously employed by McDermott as director of quality operations at our Walker, Louisiana operations until October 2019 and his compensation and reimbursable expenses for 2019 totaled $240,000. Mr. L. Richard Flury is a member of our Board as well as Chair of the Governance Committee and a member of the Compensation Committee. The Governance Committee, with Mr. Flury abstaining, determined that this relationship does not affect Mr. Flury’s independence because Geoffrey Flury was not an executive officer and received his compensation solely for service as an employee. In addition, the pending sale of the Lummus Technology business, which has been approved by our Board and the Bankruptcy Court, is to a buyer that is an affiliate of Dr. Chatterjee, who beneficially owned, as of March 31, 2020, 11.4% of our outstanding shares of common stock. For a description of the Lummus Sale transaction, see Item 1, “Business” in our Form
10-K
for the year ended December 31, 2019. There were no other such transactions that we believe to be directly or indirectly material to a related person required by SEC rules to be disclosed in this report that have not been disclosed, as required.
Director Independence

Our Corporate Governance Guidelines require that, with the exception of the Chief Executive Officer, our Board be comprised entirely of independent directors. For a director to be considered independent, our Board must determine that the director does not have any direct or indirect material relationship with us. To assist it in determining director independence, our Board previously established categorical standards for independence. These standards are contained in our Corporate Governance Guidelines, which can be found on our Web site at
www.mcdermott.com
under “INVESTORS – Corporate Governance.”
Based on these independence standards, our Board has affirmatively determined that the following directors are independent and meet our categorical independence standards:

• Forbes I.J. Alexander	• Philippe C. Barril	• John F. Bookout, III
• Alan J. Carr	• L. Richard Flury	• W. Craig Kissel
• Gary P. Luquette	• James H. Miller	• William H. Schumann III
• Mary L. Shafer-Malicki	• Heather L. Summerfield	• Marsha C. Williams
In determining the independence of the directors, our Board considered ordinary course transactions between us and other entities with which the directors are associated, none of which were determined to constitute a material relationship with us. Messrs. Alexander, Barril, Bookout, Carr, Flury, Kissel, Luquette and Schumann and Ms. Summerfield have no relationship with McDermott, except as a director. Mr. Miller, Ms. Shafer-Malicki and Ms. Williams are directors of entities with which we transact business in the ordinary course. Our Board also considered the previous employment of Mr. Flury’s son at one of our facilities, as discussed under “Related Person Transactions” above. In addition, our Board considered contributions by us to charitable organizations with which the directors were associated. No director is related to any executive or significant stockholder of McDermott, nor is any director, with the exception of Mr. Dickson, a current or former employee of McDermott.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Firm Fees

For the years ended December 31, 2019 and 2018 the aggregate fees billed to McDermott by Ernst & Young, LLP (“EY”), our independent registered public accounting firm commencing March 8, 2018, including expenses and taxes, totaled $15,215,207 and $10,136,591, which can be categorized as follows:

	2019 ($)	2018 ($)
Audit Fees The Audit fees for the years ended December 31, 2019 and 2018 were for professional services rendered for the audits of the consolidated financial statements of McDermott, the audit of McDermott’s internal control over financial reporting, statutory and subsidiary audits, reviews of the quarterly consolidated financial statements of McDermott and assistance with review of documents filed with the SEC.	6,489,238	6,893,631
Audit-Related Fees The Audit-Related fees for the years ended December 31, 2019 and 2018 were for assurance and related services, audits of the financial statements of carve-out entities and agreed upon procedures.	2,467,066	72,340
Tax Fees The Tax fees for the years ended December 31, 2019 and 2018 were for professional services rendered for consultations on various U.S. federal, state and international tax matters, international tax compliance and tax planning and assistance with tax examinations.	6,258,903	3,159,419
All Other Fees The Other fees for the years ended December 31, 2018 were for permitted non-audit services and subscriptions to EY’s online accounting and financial reporting research tool.	0	11,200

Total	15,215,207	10,136,591

For the year ended December 31, 2018, the aggregate fees billed to McDermott by Deloitte & Touche LLP (“D&T”), the independent registered public accounting firm engaged by McDermott through March 8, 2018, including expenses and taxes, totaled $15,000, which can be categorized as follows:

2018 ($)
Audit Fees During the period from January 1, 2018 through March 8, 2018, there were no Audit fees billed by D&T.	0
Audit-Related Fees During the period from January 1, 2018 through March 8, 2018, there were no Audit-Related fees billed by D&T.	0
Tax Fees Tax fees for the period from January 1, 2018 through March 8, 2018 were for professional services rendered for consultations on various U.S. federal, state and international tax matters, international tax compliance and tax planning, and assistance with tax examinations.	15,000
All Other Fees During the period from January 1, 2018 through March 8, 2018 and for the year ended December 31, 2017, there were no other services provided to us by D&T.	0

Total	15,000

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

Report of Independent Registered Public Accounting Firm*
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017*
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017*
Consolidated Balance Sheets as of December 31, 2019 and 2018*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017*
Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017*
Notes to Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017*
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

2.3
Joint Chapter 11 Plan of Reorganization of McDermott International, Inc. and its Debtor Affiliates, dated January 21, 2020 (Incorporated by reference to Exhibit A of the Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization of McDermott International, Inc. and its Affiliated Debtors dated January 21, 2020, filed as Exhibit 99.2 to McDermott’s Form 8-K filed on January 21, 2020 (File No. 1-08430)).

Exhibit Number	Description

2.4
Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of McDermott International, Inc. and Its Debtor Affiliates (incorporated by reference to Exhibit A of the Order Approving the Debtors’ Disclosure Statement and Confirming the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (Technical Modifications) of McDermott International, Inc. and its Debtor Affiliates, dated March 12, 2020, filed as Exhibit 2.1 to McDermott International Inc.’s Form 8-K filed on March 18, 2020 (File No. 1-08430)).

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.52†	McDermott International, Inc. 2020 Key Employee Retention Plan

10.53†	McDermott International, Inc. 2020 Key Employee Incentive Plan

21.1†	Significant Subsidiaries of the Registrant.

31.1†	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer with respect to the Original Filing.

31.2†	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer with respect to the Original Filing.

31.3	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer with respect to the Original Filing.

31.4	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer with respect to the Original Filing.

32.1†	Section 1350 certification of Chief Executive Officer.

32.2†	Section 1350 certification of Chief Financial Officer.

99.1
Order Approving the Debtors’ Disclosure Statement and Confirming the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (Technical Modifications) of McDermott International, Inc. and its Debtor Affiliates, dated March 12, 2020 (incorporated by reference to Exhibit 99.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 18, 2020 (File No. 1-08430)).

101.INS XBRL†	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL†	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL XBRL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
†	Incorporated by reference to the corresponding exhibit to the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ John M. Freeman
April 24, 2020		John M. Freeman
Executive Vice President, Chief Legal Officer and Corporate Secretary