Form 10-Q
period 2020-03-31
MCDERMOTT INTERNATIONAL INC
filed 2020-05-08
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-08430

McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Republic of Panama	72-0593134
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 N. Eldridge Parkway Houston, Texas	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 870-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $1.00 per share	MDRIQ (1)	OTC Pink Marketplace (1)

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

The number of shares of the registrant’s common stock outstanding at May 6, 2020 was 193,081,224.

TABLE OF CONTENTS

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-Q

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,
	2020		2019
	(In millions, except per share amounts)
Revenues	$1,906		$2,063
Costs and Expenses:
Cost of operations	1,853	`	1,928
Project intangibles and inventory-related amortization	3		5
Total cost of operations	1,856		1,933
Selling, general and administrative expenses	62		68
Research and development expenses	2		2
Transaction costs	35		4
Restructuring and integration costs	14		69
Other intangibles amortization	8		11
Property, plant and equipment impairment	884		-
Goodwill impairment	91		-
Intangible assets impairment	3		-
Total expenses	2,955		2,087
Loss from investments in unconsolidated affiliates	(2)		-
Investment in unconsolidated affiliates-related amortization	-		(1)
Operating loss from continuing operations	(1,051)		(25)
Other expense:
Interest expense, net	(56)		(92)
Reorganization items, net	(246)		-
Other non-operating income, net	3		1
Total other expense, net	(299)		(91)
Loss from continuing operations before provision for income taxes	(1,350)		(116)
Income tax expense (benefit)	8		(21)
Net loss from continuing operations	(1,358)		(95)
Net (loss) income from discontinued operations	(14)		38
Net loss	(1,372)		(57)
Less: Net income (loss) attributable to noncontrolling interests	6		(1)
Net loss attributable to McDermott	(1,378)		(56)

Dividends on redeemable preferred stock	(3)		(10)
Accretion of redeemable preferred stock	(1)		(4)

Net loss attributable to common stockholders	$(1,382)		$(70)

Net (loss) income per share attributable to common stockholders
Continuing operations
Basic	(7.09)		(0.60)
Diluted	(7.09)		(0.60)
Discontinued operations
Basic	(0.07)		0.21
Diluted	(0.07)		0.21

Shares used in the computation of net (loss) income per share
Basic	193		181
Diluted	193		181

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2020	2019
	(In millions)
Net loss	$(1,372)	$(57)
Other comprehensive loss from continuing operations, net of tax:
Loss on derivatives	(42)	(19)
Foreign currency translation	(28)	(22)
Other comprehensive loss from discontinued operations, net of tax:
Foreign currency translation	(4)	(17)
Total comprehensive loss	(1,446)	(115)
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	(1)
Comprehensive loss attributable to McDermott	$(1,452)	$(114)

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
	(In millions, except per share amounts)
Assets
Current assets:
Cash and cash equivalents ($239 and $213 related to variable interest entities ("VIEs"))	$1,177	$790
Restricted cash and cash equivalents	397	393
Accounts receivable—trade, net ($92 and $102 related to VIEs)	832	942
Accounts receivable—other ($29 and $32 related to VIEs)	186	178
Contracts in progress ($246 and $195 related to VIEs)	979	703
Project-related intangible assets, net	27	33
Current assets of discontinued operations held for sale	2,451	306
Other current assets ($25 and $25 related to VIEs)	192	210
Total current assets	6,241	3,555
Property, plant and equipment, net	1,224	2,066
Operating lease right-of-use assets	330	349
Accounts receivable—long-term retainages	32	24
Investments in unconsolidated affiliates	74	73
Goodwill	56	147
Other intangibles, net	168	179
Non-current assets of discontinued operations held for sale	-	2,173
Other non-current assets	175	171
Total assets	$8,300	$8,737

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Debt	$2,038	$5,107
Lease obligations	138	140
Accounts payable ($149 and $182 related to VIEs)	796	1,083
Advance billings on contracts ($504 and $542 related to VIEs)	1,177	1,191
Project-related intangible liabilities, net	8	10
Current liabilities of discontinued operations held for sale	426	383
Accrued liabilities ($64 and $69 related to VIEs)	1,302	1,530
Total current liabilities	5,885	9,444
Long-term lease obligations	279	294
Deferred income taxes	55	59
Non-current liabilities of discontinued operations held for sale	-	76
Other non-current liabilities	804	717
Total liabilities not subject to compromise	7,023	10,590

Liabilities subject to compromise	4,578	-

Mezzanine equity:
Redeemable preferred stock	294	290

Stockholders' equity:
Common stock, par value $1.00 per share, authorized 255 shares; issued 196 shares	196	196
Capital in excess of par value	3,557	3,553
Accumulated deficit	(7,082)	(5,693)
Accumulated other comprehensive loss	(177)	(103)
Treasury stock, at cost: 3 and 3 shares, respectively	(96)	(96)
Total McDermott Stockholders' Equity	(3,602)	(2,143)
Noncontrolling interest	7	-
Total stockholders' equity	(3,595)	(2,143)
Total liabilities and stockholders' equity	$8,300	$8,737

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2020	2019
	(In millions)
Cash flows from operating activities:
Net loss	$(1,372)	$(57)
Adjustments to reconcile net loss to cash flows from operating activities:
Property, plant and equipment impairment	884	-
Goodwill impairment	91	-
Depreciation and amortization	60	76
Debt issuance cost amortization	8	11
Debt discount and make-whole accretion	27	-
Reorganization items, net - Claims valuation adjustments	96	-
Reorganization items, net - DIP Credit Facility fees	87	-
Intangible assets impairment	3	-
Stock-based compensation charges	4	6
Other non-cash items	1	-
Changes in operating assets and liabilities, net of effects of businesses acquired (disposed):
Accounts receivable	92	(87)
Contracts in progress, net of advance billings on contracts	(307)	(638)
Accounts payable	(293)	357
Other current and non-current assets	(9)	8
Other current and non-current liabilities	(67)	80
Total cash used in operating activities	(695)	(244)

Cash flows from investing activities:
Purchases of property, plant and equipment	(25)	(18)
Advances related to proportionately consolidated consortiums	(57)	(114)
Investments in unconsolidated affiliates	(3)	(1)
Total cash used in investing activities	(85)	(133)

Cash flows from financing activities:
DIP Term Facility borrowings	1,200	-
Revolving credit facility borrowings, net	-	178
Repayment of debt and finance lease obligations	(3)	(8)
Advances related to equity method joint ventures and proportionately consolidated consortiums	69	116
DIP Credit Facility fees	(87)	-
Repurchase of common stock	-	(4)
Distributions to joint venture members	(2)	(5)
Total cash provided by financing activities	1,177	277

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	394	(106)
Cash, cash equivalents and restricted cash at beginning of period	1,193	845
Cash, cash equivalents and restricted cash at end of period	1,587	739
Cash, cash equivalents and restricted cash at end of period, discontinued operations	13	134
Cash, cash equivalents and restricted cash at end of period, continuing operations	$1,574	$605

See accompanying Notes to these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss ("AOCI")	Treasury Stock	Stockholders' Equity	Noncontrolling Interest ("NCI")	Total Equity
	(In millions)
Balance at December 31, 2018	183	3,539	(2,719)	(107)	(96)	800	23	823
Net loss	-	-	(56)	-	-	(56)	(1)	(57)
Other comprehensive loss, net of tax	-	-	-	(58)	-	(58)	-	(58)
Common stock issued	2	(2)	-	-	-	-	-	-
Stock-based compensation charges	-	6	-	-	-	6	-	6
Accretion and dividends on redeemable preferred stock	-	-	(14)	-	-	(14)	-	(14)
Conversion of noncontrolling interest	-	2	-	-	-	2	(26)	(24)
Purchase of treasury shares	-	-	-	-	(4)	(4)	-	(4)
Retirement of common stock	(1)	(3)			4	-	-	-
Other	-	3	-	-	-	3	-	3
Balance at March 31, 2019	$184	$3,545	$(2,789)	$(165)	$(96)	$679	$(4)	$675

Balance at December 31, 2019	196	3,553	(5,693)	(103)	(96)	(2,143)	-	(2,143)
Adoption of ASU 2016-13	-	-	(7)	-	-	(7)	-	(7)
Balance at January 1, 2020	196	3,553	(5,700)	(103)	(96)	(2,150)	-	(2,150)
Net loss	-	-	(1,378)	-	-	(1,378)	6	(1,372)
Other comprehensive loss, net of tax	-	-	-	(74)	-	(74)	-	(74)
Stock-based compensation charges	-	4	-	-	-	4	-	4
Accretion and dividends on redeemable preferred stock	-	-	(4)	-	-	(4)	-	(4)
Other	-	-	-	-	-	-	1	1
Balance at March 31, 2020	$196	$3,557	$(7,082)	$(177)	$(96)	$(3,602)	$7	$(3,595)

See accompanying Notes to these Condensed Consolidated Financial Statements.

7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

McDERMOTT INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

McDermott International, Inc. (“McDermott,” “we” or “us”), a corporation incorporated under the laws of the Republic of Panama in 1959, is a fully integrated provider of engineering, procurement, construction and installation (“EPCI”) solutions to the energy industry. We design and build end-to-end infrastructure solutions to transport and transform oil and gas into a variety of products. Our proprietary technologies, integrated expertise and comprehensive solutions are utilized for offshore, subsea, power, liquefied natural gas (“LNG”) and downstream energy projects around the world. Our customers include national, major integrated and other oil and gas companies as well as producers of petrochemicals and electric power, and we operate in most major energy-producing regions throughout the world. We execute our contracts through a variety of methods, principally fixed-price, but also including cost-reimbursable, cost-plus, day-rate and unit-rate basis or some combination of those methods.

Organization

On May 10, 2018, we completed our business combination with Chicago Bridge & Iron Company N.V. (“CB&I”) through a series of transactions (the “Combination”). Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments, which represented our reporting segments and were: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology.

In 2019, we performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business were non-core for purposes of our vertically integrated offering model. This review initially identified our pipe fabrication and industrial storage tank businesses as non-core. We completed the sale of Alloy Piping Products (“APP”), a portion of the pipe fabrication business, during the second quarter of 2019 and we are continuing to pursue the sale of the remaining portion of the pipe fabrication business. In the third quarter of 2019, we terminated the previously announced sale process for our industrial storage tank business, as we concluded that the net cash proceeds from the sale, if completed, would likely be significantly below initial expectations. As a result of our decision to retain this business, starting January 1, 2020, we changed the structure of our internal organization and formed a new reporting segment for our industrial storage tank business (“Storage Solutions”).

We now report financial results under five operating groups, which represent our reporting segments consisting of: NCSA; EARC; MENA; APAC; and Storage Solutions. As further discussed in Note 2, Basis of Presentation, and Note 4, Discontinued Operations, our former Technology reporting segment has been classified as a discontinued operation, as the anticipated sale represents a strategic shift and will have a material effect on our operations and financial results.

Previously reported financial information has been adjusted to reflect the above changes. See Note 22, Segment Reporting, for further discussion.

Recent Developments Affecting Industry Conditions and Our Business

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, subcontractors, suppliers and other parties with whom we have business relations. We have experienced some resulting disruptions to our business operations, as the pandemic has continued to spread through most of our markets, including negative impact on our ongoing projects and the expected detrimental impacts on awards of new projects by our customers. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, governmental authorities, customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding the impacts of the COVID-19 Pandemic and risks associated with the COVID-19 pandemic, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors” in this report.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—BASIS OF PRESENTATION

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (the “Financial Statements”) are unaudited and have been prepared in accordance with Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements and are not necessarily indicative of results of operations for a full year. Therefore, they should be read in conjunction with the Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The Financial Statements reflect all wholly owned subsidiaries and those entities we are required to consolidate. See the “Joint Venture and Consortium Arrangements” section of Note 2, Basis of Presentation and Significant Accounting Policies, in the 2019 Form 10-K for further discussion of our consolidation policy for those entities that are not wholly owned. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Intercompany balances and transactions are eliminated in consolidation. Values presented within tables (excluding per share data) are in millions and may not sum due to rounding.

On January 21, 2020 (the “Petition Date”), McDermott and certain of its subsidiaries (collectively, the “Debtors”): (1) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with certain of their lenders, letter of credit issuers and holders of the 10.625% senior notes due 2024 (the “Senior Notes”) issued by certain of the Debtors and guaranteed by McDermott and certain of the other Debtors (such lenders, letter of credit issuers and holders of the Senior Notes are referred to as the “Consenting Parties”); and (2) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue a joint prepackaged Chapter 11 Plan of Reorganization of the Debtors (the “Plan of Reorganization”). The Chapter 11 cases are being jointly administered under the caption In re McDermott International, Inc., Case No. 20-30336 (the “Chapter 11 Cases”). On March 14, 2020, the Bankruptcy Court issued an amended order (the “Confirmation Order”) approving the Debtor’s disclosure statement and confirming the second amended Plan of Reorganization. As of March 31, 2020, certain conditions precedent to consummation of the Plan of Reorganization and emergence from the Chapter 11 proceedings had not yet been met, and, as a result, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Therefore, the Financial Statements included herein have been prepared as if we were a going concern and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations (“ASC 852”).

ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization items, net” on our Condensed Consolidated Statement of Operations (“Statement of Operations”) for the quarter ended March 31, 2020. In addition, prepetition unsecured or undersecured obligations that may be impacted by the bankruptcy reorganization process have been classified as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet (“Balance Sheet”) as of March 31, 2020. These liabilities are reported at the amounts allowed or expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

In accordance with ASC 852, we anticipate we will be required to adopt fresh-start accounting upon our emergence from the Chapter 11 proceedings, becoming a new entity for financial reporting purposes (“successor”). In order to adopt fresh-start accounting, we will have to meet the following conditions: (1) holders of existing shares of the predecessor entity immediately before the effective date of the consummation of the Plan of Reorganization (the “Effective Date”) received, collectively, less than 50 percent of the voting shares of the successor entity and (2) the reorganization value of the successor is less than its postpetition liabilities and estimated allowed claims immediately before the Effective Date. As of March 31, 2020, we expect that these conditions will be met.

See Note 3, Reorganization, for additional information regarding our bankruptcy proceedings under Chapter 11.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The Financial Statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the Financial Statements. Further, the Plan of Reorganization and the adoption of the fresh-start accounting could materially change the amounts and classifications of assets and liabilities reported in these Financial Statements. The accompanying Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. We believe that, once we complete the Lummus Technology sale and successfully implement the Plan of Reorganization, among other factors, the currently existing substantial doubt regarding our ability to continue as a going concern would be alleviated.

Discontinued Operations

The Plan of Reorganization requires that, on or prior to the Effective Date, the Debtors will complete the Lummus Technology sale (primarily represented by our Technology reporting segment). Under the terms of the Share and Asset Purchase Agreement for the sale transaction (the “SAPA”), the buyer party thereto agreed, subject to certain conditions, to acquire the Lummus Technology business for a purchase price of $2.725 billion, subject to certain adjustments. On February 24, 2020, the Bankruptcy Court approved the selection of the buyer and the contractual protections provided to the buyer under the SAPA, as well as the bidding procedures for the ultimate sale process. In connection with the entry of the Confirmation Order, the Bankruptcy Court approved the Lummus Technology sale. The sale is expected to be completed on or prior to the Effective Date. As of March 31, 2020, pursuant to the SAPA, the buyer has deposited $200 million in a third-party escrow account.

We considered the operations of the Technology segment to be a discontinued operation in the first quarter of 2020, as the anticipated sale represents a strategic shift and will have a material effect on our operations and financial results. Operating results of the Technology reporting segment have been classified as a discontinued operation within the Statements of Operations for the three months ended March 31, 2020 and 2019. Further, the assets and liabilities of the Technology segment have been classified as assets and liabilities of discontinued operations within our March 31, 2020 and December 31, 2019 Balance Sheets, with all balances reported as current on our March 31, 2020 Balance Sheet. Cash flows of the Technology segment are not reported separately within our Condensed Consolidated Statement of Cash Flows (“Statement of Cash Flows”). Unless otherwise noted, the footnotes to the Financial Statements relate to our continuing operations. See Note 4, Discontinued Operations, for additional discussion of our discontinued operations and the impact of the Lummus Technology sale.

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with:

•	revenue recognition for our contracts, including estimating costs to complete each contract and the recognition of incentive fees and unapproved change orders and claims;
•	assessment of our ability to continue as a going concern;
•	estimation of the allowed claims associated with liabilities subject to compromise;
•	classification of all of our long-term debt obligations, including finance lease obligations, as current;
•	fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets;
•	valuation of deferred tax assets and financial instruments;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	the determination of liabilities related to loss contingencies, self-insurance programs and income taxes;
•	the determination of pension-related obligations; and
•	consolidation determinations with respect to our joint venture and consortium arrangements.

Actual amounts may differ from those included in the Financial Statements if the underlying estimates and assumptions change in the future.

Significant Accounting Policies

See Note 2, Basis of Presentation and Significant Accounting Policies, in the 2019 Form 10-K for a discussion of our significant accounting policies.

Reclassifications

Certain prior-year balances have been reclassified to conform to the current year’s presentation.

Recently Adopted Accounting Guidance

Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Effective January 1, 2020, we adopted ASU 2016-13, which amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial assets and off-balance-sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Under the modified retrospective transition method, we recorded a cumulative effect adjustment of $7 million to opening Accumulated Deficit, primarily related to our Accounts receivable – trade and Contracts in Progress assets. The associated income tax impact was not material. The adoption of this ASU did not have a material impact on our Statement of Operations or Statement of Cash Flows for the three months ended March 31, 2020. See Note 7, Accounts Receivable—Trade, Net, for more information on our presentation of credit losses.

Consolidation—In October 2018, the FASB issued ASU No. 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). This ASU amends the guidance for determining whether a decision-making fee is a variable interest, which requires companies to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The ASU is effective for annual and interim periods beginning after December 15, 2019. We adopted the new standard effective January 1, 2020. The adoption of this ASU did not have a material impact on the Financial Statements and related disclosures.

Collaborative Arrangements—In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. This ASU is effective for interim and annual periods beginning after December 15, 2019. We adopted the new standard effective January 1, 2020. The adoption of this ASU did not have a material impact on the Financial Statements and related disclosures.

Accounting Guidance Issued but Not Adopted as of March 31, 2020

Income Taxes—In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU simplifies the accounting for income taxes by removing exceptions:

•

to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income);

•	to the requirement to recognize a deferred tax liability for equity-method investments when a foreign subsidiary becomes an equity-method investment;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity-method investment becomes a subsidiary; and
•	to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

In addition, ASU 2019-12 does not require that an entity allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the applicable taxing authority. The standard does require that an entity:

•	recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax;
•

evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and

•	reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

ASU 2019-12 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are evaluating the impact of the new guidance on our future disclosures.

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

NOTE 3—REORGANIZATION

Restructuring Support Agreement and Plan of Reorganization

The key terms of the RSA include the following:

•	access to an aggregate $2.81 billion of debtor-in-possession financing, described below;

•	equitization of funded debt held by senior secured term lenders for 94% of the equity of the reorganized McDermott;

•	commitments from certain of our lenders to provide letter of credit capacity during the Chapter 11 proceedings and upon emergence from the Chapter 11 proceedings in an exit facility;

•

sale of the Lummus Technology business for approximately $2.725 billion (subject to certain adjustments), the proceeds of which will fund a minimum cash balance of $820 million for the Debtors’ go-forward business and the repayment of the funded obligations under the DIP Credit Agreement, as defined and described below;

•

recovery to the holders of the Senior Notes of 6% of the equity of the reorganized McDermott (subject to certain dilution adjustments such as the New Warrants (as defined in the RSA) and the Management Incentive Plan (as defined in the RSA)), Warrants and the right to participate in an equity rights offering;

•	reinstatement and assumption of all unsecured bi-lateral letter of credit facility obligations and surety obligations;

•	repayment in full or reinstatement of all unsecured trade claims;

•	assumption of all project-related executory contracts, with limited amendments;

•	payment in full of all administrative and priority claims; and

•	cancellation of all existing preferred and common equity interests.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Debtors  filed the Bankruptcy Petitions and the initial Plan of Reorganization on January 21, 2020 to implement the key terms of the RSA.

On January 22, 2020, we submitted our amended Plan of Reorganization, and on January 30, 2020, we served a combined notice, which contained the RSA, a summary of the Plan of Reorganization, and information regarding key dates, to all known parties in interest, which informed recipients of (1) the commencement of Chapter 11 proceedings and (2) the Debtors’ intention to request a combined hearing to consider approval of the disclosure statement and confirmation of the Plan of Reorganization.

On February 29, 2020, we filed a supplement to the amended Plan of Reorganization (the “Plan Supplement”). The Plan Supplement included, among other things, a post-emergence governance term sheet, an assumed executory contract and unexpired lease list, a schedule of retained causes of action, and an exit facility term sheet.

On March 11, 2020, we filed the second amended joint prepackaged Plan of Reorganization and an amended Plan Supplement, which included drafts of the amended assumed executory contract and unexpired lease list and an amended schedule of retained causes of action.

On March 12, 2020, we filed a second amended Plan Supplement, which included drafts of an amended governance term sheet, a management incentive plan term sheet, a restructuring transactions memorandum, and a form of warrant agreement for the new Warrants.

On March 12, 2020, the Bankruptcy Court issued a confirmation order and, on March 14, 2020, issued an amended order approving the Debtors’ disclosure statement and approving the second amended joint prepackaged Plan of Reorganization.

While the Debtors received their binding court confirmation order, they will not exit from the Chapter 11 proceedings until they meet all of the conditions precedent to emergence from the Chapter 11 proceedings as described in the Plan of Reorganization. The remaining conditions to emergence from the Chapter 11 proceedings are summarized as follows:

•

the Debtors shall have achieved the target threshold of projected gross profit, letter of credit relief and project costs savings through employment of specified risk mitigation strategies (as defined in the Plan of Reorganization);

•	the Debtors shall have obtained all authorizations, consents, regulatory approvals, rulings or documents that are necessary to implement and effectuate the Plan of Reorganization;
•

the final version of each of the Plan of Reorganization, the Definitive Documents (as defined in the Plan of Reorganization), and all documents contained in any supplement to the Plan of Reorganization shall not be modified in any manner inconsistent with the RSA;

•

the definitive documents in respect of the Lloyds LC Exit Facility (as defined in the Plan of Reorganization) and the Exit Facility Documents (as defined in the Plan of Reorganization) shall have been duly executed and delivered by all of the entities that are parties thereto and all conditions precedent (other than any conditions related to the occurrence of the Effective Date) to the effectiveness of the Exit Facilities (as defined below) shall have been satisfied or duly waived in writing in accordance with the terms of each of the Exit Facilities and the closing of each of the Exit Facilities and the Lloyds LC Exit Facility shall have occurred;

•

the final order approving the DIP Credit Facility (as defined in the Plan of Reorganization) shall remain in full force and effect and no event of default shall have occurred and be continuing thereunder;

•

no more than $50 million principal amount of Prepetition Secured Letters of Credit, the Lloyds Letters of Credit (as defined in the Plan of Reorganization) or the DIP Letters of Credit (other than cash collateralized letters of credit) shall have been drawn and unreimbursed in full in cash;

•

Reorganized McDermott shall have a minimum of $820 million of cash on its balance sheet (which amount shall not include cash held by the Debtors’ joint-venture affiliates or cash collateral securing the Cash Secured Letters of Credit, the Lloyds Letters of Credit and the DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization)) assuming normal working capital;

•

all professional fees and expenses of retained professionals that require the Bankruptcy Court’s approval shall have been paid in full or amounts sufficient to pay such fees and expenses after the Effective Date shall have been placed in a professional fee escrow account pending the Bankruptcy Court’s approval of such fees and expenses;

•	the Lummus Technology sale shall have been consummated;
•	the Debtors’ shall have filed a Notice of Anticipated Effective Date at least five days in advance of the Effective Date;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	to the extent invoiced in accordance with the terms of the Plan of Reorganization, the payment in cash in full of the Restructuring Expenses; and
•

the Debtors shall have implemented the Restructuring Transactions and all transactions contemplated in the Restructuring Term Sheet in a manner consistent with the RSA (and subject to, and in accordance with, the consent rights set forth therein), the Restructuring Term Sheet and the Plan of Reorganization.

The confirmed Plan of Reorganization provides for, among other things, that the following holders of claims receive the following recovery on the Effective Date (unless such holder agrees to less favorable treatment):

•

holders of claims arising under the DIP Credit Agreement (as defined below) shall be paid in full, in cash, on the Effective Date, from the proceeds of the Lummus Technology sale or, to the extent not paid in full from the proceeds of the Lummus Technology sale:

•

holders of claims arising under the DIP Term Loans (as defined in the Plan of Reorganization) other than the Make-Whole Amount (as defined in the Plan of Reorganization) shall receive cash on hand and proceeds from the Exit Facilities;

•

holders of claims arising under the DIP Term Loans constituting the Make-Whole Amount shall receive their respective pro rata shares of the term loans arising under the Make-Whole Tranche (as defined in the Plan of Reorganization); and

•

holders of claims arising under the drawn DIP Letters of Credit (as defined in the Plan of Reorganization) that have not been reimbursed in full in cash as of the Effective Date shall receive payment in full in cash;

•

holders of DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization) shall receive participation in the Cash Secured LC Exit Facility (as defined below) in amounts equal to their respective DIP Cash Secured Letter of Credit Claims (as defined in the Plan of Reorganization; provided that any such cash collateral in the DIP Cash Secured LC Account (as defined in the DIP Credit Facility) shall collateralize the Cash Secured LC Exit Facility);

•

holders of claims arising under the DIP Letters of Credit (other than the DIP Cash Secured Letters of Credit) shall receive participation in the Super Senior Exit Facility (as defined below) in amounts equal to their respective DIP Letter of Credit Facility commitments;

•

holders of claims arising under the (1) 2021 LC Facility (as defined in the Plan of Reorganization), (2) the 2023 LC Facility (as defined in the Plan of Reorganization), (3) the Revolving Credit Facility (as defined in the Plan of Reorganization) and (4) the Lloyds’ LC Facility (as defined in the Plan of Reorganization) shall receive participation rights in the Roll-Off LC Exit Facility (as defined below) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization), depending upon the nature of such claims;

•

holders of claims arising under the Term Loan Facility and Credit Agreement Hedging Claims (as defined in the Plan of Reorganization), other than hedging obligations rolled into the DIP Facilities and the Exit Facilities, will receive pro rata shares of the Secured Creditor Funded Debt Distribution;

•

holders of claims arising under the Senior Notes will receive their pro rata shares of (a) 6% of the new common equity interests in the reorganized McDermott (the “New Common Stock”), plus additional shares of New Common Stock as a result of the Prepetition Funded Secured Claims Excess Cash Adjustment (as defined in the Plan of Reorganization), subject to dilution on account of the new Warrants and the Management Incentive Plan; and (b) the Warrants;

•	holders of general unsecured claims shall either (1) have their claims reinstated or (2) be paid in full in cash;

•

each existing equity interest in any of the Debtors other than McDermott shall be reinstated or cancelled, released and extinguished without any distribution at the Debtors’ election and with the consent of the Required Consenting Lenders (as defined in the Plan of Reorganization); and

•	each existing equity interest in McDermott will be cancelled, released and extinguished without any distribution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The RSA also contemplates that, on or prior to the Effective Date, we will complete the Lummus Technology sale (primarily represented by our Technology reporting segment, which is now reported as a discontinued operation). In order to pursue the satisfaction of that requirement, we entered into the SAPA with the buyer party thereto as a “stalking horse” bidder. On February 24, 2020, the Bankruptcy Court approved the selection of the stalking horse bidder and the contractual protections provided to that bidder, as well as the bidding procedures for the ultimate sale process. Under the terms of the SAPA, the stalking horse bidder agreed, absent any higher or otherwise better bid, to acquire the Lummus Technology business from us for a purchase price of $2.725 billion, subject to certain adjustments. If we had received any bids that were higher or otherwise better than the terms reflected in the SAPA, we were to conduct an auction for the Lummus Technology business. However, as we did not receive any qualified bid by the court-approved deadline, March 2, 2020, the auction was cancelled and we designated the stalking horse bid as the successful bid, thereby requiring the buyer to fund an additional deposit under the SAPA. The Lummus Technology sale pursuant to the SAPA was approved as part of the Confirmation Order.

DIP Credit Agreement

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including: (1) up to $2,065 million under a term loan facility consisting of (a) a $550 million tranche made available on January 23, 2020, (b) a $650 million tranche made available upon entry of the Final DIP Order (as defined in the RSA) on February 26, 2020, (c) an $800 million tranche consisting of the principal amount of term loans outstanding under the New Term Facility under our Superpriority Credit Agreement (defined and described in Note 11, Debt) and $21 million of accrued interest and fees related to term loans outstanding under the New Term Facility under our Superpriority Credit Agreement and the New LC Facility under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing on January 23, 2020, (b) $243 million that was made available upon entry of the Final DIP Order on February 26, 2020, and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”). The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds from the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the “Carve-Out” (described in Note 11, Debt), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

See Note 11, Debt, for further discussion of the DIP Credit Agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Exit Facilities

In addition to the DIP Facilities, the RSA contemplates that the Debtors will (a) conduct a non-backstopped equity rights offering to holders of the Senior Notes (the “Rights Offering”) and (b) on the Effective Date, enter into new exit credit facilities (the “Exit Facilities”), consisting of:  (1) a super senior exit facility comprised of a letter of credit facility in the amount of $743 million (the “Super Senior Exit Facility”); (2) a super senior term loan facility in the amount of any portion of the Make-Whole Amount (as defined in the RSA) outstanding and not repaid as of the Effective Date (the “Make-Whole Exit Facility”); (3) a senior secured letter of credit exit facility in an amount up to $1.326 billion for new letters of credit (the “Senior LC Exit Facility”); (4) a senior secured letter of credit exit facility reflecting existing letters of credit (the “Roll-Off LC Exit Facility” and, together with the Super Senior Exit Facility and the Senior LC Exit Facility, the “LC Exit Facilities”); (5) a senior secured term loan facility in the amount of $500 million of take-back debt (the “Term Loan Exit Facility”); and (6) a cash secured letter of credit exit facility in an amount up to $371 million (the “Cash Secured LC Exit Facility”). The aggregate amount of commitments under the LC Exit Facilities and the Cash Secured LC Exit Facility will be approximately $2.4 billion. Accordingly, consummation of the Plan of Reorganization will require that the Debtors meet all of the conditions to completion of the Exit Facilities.

The foregoing descriptions of the RSA, the Plan of Reorganization, the DIP Facilities and the SAPA are not complete and are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed as exhibits to the 2019 Form 10-K report.

Rights Offering

As required under the RSA, the Debtors were required to conduct the Rights Offering. Upon filing the Bankruptcy Petitions, the Rights Offering procedures and related materials were also filed. On February 7, 2020, we commenced the Rights Offering, which had an expiration date of February 19, 2020. However, as no subscriptions were made, no shares of the Reorganized Debtors were scheduled to be issued in connection with the Rights Offering. The costs associated with the offering were not material and were expensed, as no further benefit will be recognized.

Employee Compensation and Benefit Programs

Subject to the provisions of the Plan of Reorganization, all compensation and benefits programs will be treated as executory contracts under the Plan of Reorganization and deemed assumed on the Effective Date pursuant to the relevant provisions of the Bankruptcy Code, except for: (1) all employee equity or equity-based incentive plans, and any provisions set forth in the compensation and benefits program that provide for rights to acquire existing equity interests in any of the Debtors; (2) the change-in-control agreements entered into with current employees, unless otherwise determined by the Required Consenting Lenders prior to the Effective Date; (3) compensation and benefits programs that have been rejected pursuant to an order of a Bankruptcy Court; and (4) compensation and benefits programs that, as of the entry of the Confirmation Order, have been specifically waived by the beneficiaries of any employee benefit plan or contract.

Any assumption of compensation and benefits programs pursuant to the terms described above will be deemed not to (1) trigger any applicable change-in-control, immediate vesting or termination rights (or any similar provisions) or (2) constitute an event of “Good Reason” (or a term of like import), in each case as a result of the consummation of the restructuring transactions as described in the Plan of Reorganization. No counterparty shall have rights under a compensation and benefits program assumed pursuant to the Plan of Reorganization other than those applicable immediately prior to such assumption. On the Effective Date, the Debtors shall enter into severance and change-in-control arrangements with senior executives in amounts and on terms and conditions to be agreed with and approved by the Required Consenting Lenders.

Workers’ Compensation Programs

As of the Effective Date, except as set forth in the Plan Supplement, the Debtors will continue to honor their obligations under: (a) applicable workers’ compensation laws; and (b) written contracts, agreements, agreements of indemnity, self-insured workers’ compensation bonds, policies, programs, and plans for workers’ compensation and workers’ compensation insurance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Executory contracts

On February 29, 2020, March 11, 2020, and March 12, 2020 the Plan Supplement, Amended Plan Supplement, and Second Amended Plan Supplement, respectively, were filed with the Court. On March 17, 2020, we filed the third amended Plan Supplement (the “Third Amended Plan Supplement”), which included a second amended assumed executory contract and unexpired lease list. These filings included the listings for assumed and rejected executory contracts and unexpired leases. The listing of rejected executory contracts and leases included no executory contracts or leases. Therefore, no amount related to contract or lease obligations was subject to compromise.

The foregoing descriptions of the RSA, the Plan of Reorganization, the DIP Credit Agreement, and the SAPA are not complete and are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed as exhibits to the 2019 Form 10-K.

Prepetition Charges

Professional and other fees and expenses incurred prior to the Petition Date related to the Lummus Technology sale process and prepetition charges related to the preparation of the Chapter 11 reorganization are reflected in “Transaction Costs” in our Statements of Operations.

Reorganization Items

In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Proceedings are recorded under reorganization items.

In the Plan of Reorganization, the completion of the Lummus Technology sale is a condition precedent to emergence from the Chapter 11 proceedings. After the Petition Date, incremental costs directly related to the Lummus Technology sale, totaling approximately $19 million, were also included in reorganization items and were allocated to discontinued operations, as further disclosed in Note 4, Discontinued Operations.

For the period ended March 31, 2020, reorganization items pertaining to continuing operations were $246 million and consisted of the following items:

March 31, 2020
(In millions)
Claims valuation adjustments	$96
DIP Credit Facility fees	87
Professional fees and other	63
Total reorganization items, net	$246

Payments of DIP Credit Facility fees ($87 million) and professional fees ($58 million) were included in cash outflows from financing and operating activities, respectively, in our Statement of Cash Flows for the three months ended March 31, 2020.

Liabilities Subject to Compromise

Liabilities subject to compromise distinguish prepetition liabilities which may be affected by the Chapter 11 proceedings from those that are not (such as fully secured liabilities that are not impaired or expected to be compromised) and those that are postpetition liabilities. These amounts represent our best estimate of allowed claims that will be resolved as part of the Chapter 11 Cases. There are no claims not subject to reasonable estimation. Liabilities subject to compromise are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.

Based on an assessment of each claim’s impairment and projected recovery under the Plan of Reorganization, four classes of prepetition liabilities were subject to compromise as they were impaired, were projected to receive less than 100% of the claim and were unsecured and/or undersecured. Those classes included claims under the Term Facility, Senior Notes and Revolving Credit Facility (defined in Note 11, Debt) and liability associated with the amended and restated interest rate swap arrangement, approved by the Court (see Note 16, Derivative Financial Instruments).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, liabilities subject to compromise consisted of the following balances:

March 31, 2020
(In millions)
Term facility	$2,220
10.625% Senior Notes	1,300
Revolving credit facility	801
Accrued and unpaid interest	114
Allowed claims on Term facility and Revolving credit facility	96
Interest rate derivative	47
Total liabilities subject to compromise	$4,578

The principal balance on the Term Facility, Senior Notes and Revolving Credit Facility have been reclassified from “Debt” in current liabilities to “Liabilities subject to compromise” in our Balance Sheet as of March 31, 2020.

Accrued and unpaid interest through the Petition Date on our Term Facility, Revolving Credit Facility and Senior Notes and liability associated with our interest rate derivative were reclassified from “Accrued liabilities” in current liabilities to “Liabilities subject to compromise” in our Balance Sheet as of March 31, 2020.

In addition, the Plan of Reorganization includes the allowance of all accrued and unpaid interest associated with the Term Facility and the Revolving Credit Facility through the Effective Date. Accordingly, we have assessed and included in “Liabilities subject to compromise” allowed claims of $72 million for the Term Facility and $24 million for the Revolving Credit Facility, which are calculated as interest, at the default rates, for the period subsequent to the Petition Date and through the Effective Date. Those allowed claims are recorded in the “Reorganization items, net” in our Statement of Operations for the three months ended March 31, 2020.

The contractual interest expense on the Senior Notes, from the Petition Date to the Effective Date, not reflected in our Statement of Operations for the three months ended March 31, 2020 was $27 million. We discontinued accruing interest on the Senior Notes as of the Petition Date as part of the automatic stay enforced as part of the Chapter 11 Cases.

Creditor classes not classified as “Liabilities subject to compromise” are expected to receive full recovery under the Plan of Reorganization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debtor financial statements

The followings are the consolidated financial statements of the entities included in the Chapter 11 Cases (all intercompany balances due between Debtor entities have been eliminated):

McDERMOTT INTERNATIONAL, INC. DEBTOR ENTITIES (DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Three months ended,
March 31, 2020
(In millions)
Revenues	$1,757
Costs and Expenses:
Cost of operations	1,732
Other operating expenses, net	1,087
Total operating expenses, net	2,819
Operating loss	(1,062)

Other expense:
Interest expense, net	(58)
Intercompany charges for interest	5
Reorganization items	(246)
Other non-operating expense, net	(6)
Total other expense, net	(305)

Loss before provision for income taxes	(1,367)

Income tax expense	6
Loss from continuing operations	(1,373)

Loss from discontinued operations	(14)

Net loss	(1,387)

Less: Net income attributable to noncontrolling interests	6

Net loss attributable to Debtor entities	$(1,393)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDERMOTT INTERNATIONAL, INC. DEBTOR ENTITIES (DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31, 2020
(In millions)
Assets
Current assets:
Cash and cash equivalents	$990
Restricted cash and cash equivalents	397
Current assets of discontinued operations	2,451
Other current assets	2,015
Total current assets	5,853
Property, plant and equipment, net	1,171
Other non-current assets	1,695
Total assets	$8,719

Liabilities, Mezzanine Equity and Stockholders' Equity
Current liabilities:
Debt	$2,038
Current liabilities of discontinued operations	426
Advance billings on contracts, accounts payable, accrued and other current liabilities	3,149
Total current liabilities	5,613
Intercompany accounts payable	727
Other non-current liabilities	1,051
Total liabilities not subject to compromise	7,391

Liabilities subject to compromise	4,578

Mezzanine equity: Redeemable preferred stock	294

Debtor entities total McDermott stockholders' equity	(3,551)
Noncontrolling interest	7
Debtor entities total stockholders' equity	(3,544)
Debtor entities total liabilities and stockholders' equity	$8,719

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDERMOTT INTERNATIONAL, INC. DEBTOR ENTITIES (DEBTOR IN POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three months ended
March 31, 2020
(In millions)
Cash flows from operating activities:
Net loss	$(1,387)
Adjustments to reconcile net loss to cash flows from operating activities:
Reorganization items, net - Claims valuation adjustments	96
Reorganization items, net - DIP Credit Facility fees	87
Property, plant and equipment impairment	884
Goodwill and intangible assets impairment	94
Charges from parent of subsidiary	5
Other current and non-current assets and liabilities, net	(465)
Total cash used in operating activities	(686)

Cash flows from investing activities:
Purchases of property, plant and equipment	(25)
Advances related to proportionately consolidated consortiums	(57)
Other investing activities	(4)
Total cash used in investing activities	(86)

Cash flows from financing activities:
DIP Term Facility borrowings	1,200
DIP Credit Facility fees	(87)
Advances related to equity method joint ventures and proportionately consolidated consortiums	69
Other financing activities among subsidiaries	(47)
Other financing activities	(5)
Total cash provided by financing activities	1,130

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)
Net Increase in cash, cash equivalents and restricted cash	355
Cash, cash equivalents and restricted cash at beginning of period	1,032
Cash, cash equivalents and restricted cash at end of period	$1,387

NOTE 4—DISCONTINUED OPERATIONS

As discussed in Note 2, Basis of Presentation, in connection with the entry of the Confirmation Order, the Bankruptcy Court approved the Lummus Technology sale. The sale is expected to be completed on or prior to the Effective Date. We considered the operations of the Technology segment to be a discontinued operation in the first quarter of 2020, as the anticipated sale represents a strategic shift and will have a material effect on our operations and financial results. Operating results of the Technology reporting segment have been classified as a discontinued operation within the Statements of Operations for the three months ended March 31, 2020 and 2019. Further, the assets and liabilities of the Technology segment have been classified as assets and liabilities of discontinued operations held for sale within our March 31, 2020 and December 31, 2019 Balance Sheets, with all balances reported as current on our March 31, 2020 Balance Sheet. Cash flows of the Technology segment are not reported separately within our Statements of Cash Flows.

Assets and Liabilities Held for Sale—The carrying values of the major classes of assets and liabilities of the discontinued operations of the Lummus Technology business included within our Balance Sheets as of March 31, 2020 and December 31, 2019 were as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$11	$10
Restricted cash and cash equivalents	2	-
Accounts receivable—trade, net	148	144
Accounts receivable—other	4	6
Contracts in progress	92	92
Project-related intangible assets, net	13	15
Inventory	22	33
Other current assets	4	6
Property, plant and equipment, net	59	-
Operating lease right-of-use assets	14	-
Investments in unconsolidated affiliates	384	-
Goodwill	1,137	-
Other intangibles, net	561	-
Total current assets of discontinued operations held for sale	$2,451	$306
Property, plant and equipment, net	-	62
Operating lease right-of-use assets	-	15
Investments in unconsolidated affiliates	-	381
Goodwill	-	1,140
Other intangibles, net	-	573
Other non-current assets	-	2
Total assets of discontinued operations held for sale	$2,451	$2,479

Liabilities
Current liabilities:
Lease obligations	5	5
Accounts payable	15	21
Advance billings on contracts	217	228
Long-term lease obligations	9	-
Accrued and other liabilities	180	129
Total current liabilities of discontinued operations held for sale	426	383
Long-term lease obligations	-	10
Other non-current liabilities	-	66
Total liabilities of discontinued operations held for sale	$426	$459

Accumulated other comprehensive loss	$(14)	$(11)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Results of Operations—The results of discontinued operations of Lummus Technology, which have been reflected within discontinued operations in our Statements of Operations for the three months ended March 31, 2020 and 2019, were as follows:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues	$150	$148
Costs and Expenses:
Cost of operations	90	89
Project intangibles and inventory-related amortization	2	4
Total cost of operations	92	93
Research and development expenses	7	6
Selling, general and administrative expenses	6	5
Other intangibles amortization	11	11
Total expenses	116	115
Income from investments in unconsolidated affiliates	5	8
Investment in unconsolidated affiliates-related amortization	(2)	(2)
Operating income from discontinued operations	37	39
Interest expense, net (1)	(26)	(1)
Reorganization items, net (2)	(19)	-
(Loss) income from discontinued operations before provision for income taxes	(8)	38
Income tax expense	6	-
Net (loss) income from discontinued operations	(14)	38
(1)

Interest expense was allocated to the discontinued operations, due to a requirement to use the proceeds from the sale to repay our debtor-in-possession financing, and included: (1) $26 million of interest expense associated with the DIP Credit Agreement (discussed in Note 11, Debt); (2) an $11 million non-cash charge included in interest expense and associated with the accretion of the make-whole amount owed to the lenders under our Superpriority Credit Agreement, which was rolled up and deemed issued under the DIP Credit Agreement; (3) $17 million of expense related to amortization of the discount offset by a $28 million gain, resulting from the remeasurement of embedded derivative liability, both of which are associated with the indebtedness and other obligations under our Superpriority Credit Agreement, which were rolled up and deemed issued under the DIP Credit Agreement.

(2)	Reorganization items allocated to the discontinued operations include professional and other fees associated with the Lummus Technology sale process, which were incurred post-Petition Date.

Cash Flows—Cash flows provided by the operating activities of the discontinued operations of Lummus Technology for the three months ended March 31, 2020 and 2019 were $31 million and $54 million, respectively. Cash flows associated with investing activities were not significant for either period.

Partnering Arrangements — Lummus Technology has a 50%/50% joint venture with a unit of Chevron Corporation (“Chevron-Lummus Global”), which provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry. The venture is accounted for using the equity method.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—REVENUE RECOGNITION

Remaining Performance Obligations (“RPOs”)

Our RPOs, attributable to continuing operations, by segment, were as follows:

	March 31, 2020		December 31, 2019
	(Dollars in millions)
NCSA	$5,527	34%	$6,250	35%
EARC	2,830	17%	3,089	17%
MENA	5,507	33%	5,890	33%
APAC	1,230	8%	1,450	8%
Storage Solutions	1,281	8%	1,340	7%
Total	$16,375	100%	$18,019	100%

Of the March 31, 2020 RPOs, we expect to recognize revenues as follows:

	2020	2021	Thereafter
	(In millions)
Total RPOs	$5,854	$5,766	$4,755

RPOs associated with our discontinued operations as of March 31, 2020 and December 31, 2019 were $610 million and $619 million, respectively.

Revenue Disaggregation

Our revenue, attributable to continuing operations, by product offering, contract types and revenue recognition methodology was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenue by product offering:
Offshore and subsea	$821	$605
LNG	419	421
Downstream	522	714
Power	144	323
Total	$1,906	$2,063

Revenue by contract type:
Fixed price	$1,572	$1,599
Reimbursable	117	286
Hybrid	145	109
Unit-basis and other	72	69
Total	$1,906	$2,063

Revenue by recognition methodology:
Over time	$1,885	$2,043
At a point in time	21	20
Total	$1,906	$2,063

Intercompany amounts have been eliminated in consolidation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

For the three months ended March 31, 2020, we recognized approximately $2 million of revenues resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our NCSA segment. For the three months ended March 31, 2019, we recognized approximately $22 million of revenues resulting from changes in transaction prices associated with performance obligations satisfied in prior periods, primarily in our NCSA segment.

Revenues recognized during the three months March 31, 2020, with respect to amounts included in our Advance billings on contracts balance as of December 31, 2019, were approximately $663 million.

Unapproved Change Orders, Claims and Incentives

Unapproved Change Orders and Claims—As of March 31, 2020, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $170 million, of which approximately $65 million was included in our RPO balance.

As of December 31, 2019, we had unapproved change orders and claims included in transaction prices for our projects aggregating to approximately $231 million, of which approximately $60 million was included in our RPO balance.

Incentives—As of March 31, 2020, we had incentives included in transaction prices for our projects aggregating to approximately $312 million, primarily associated with our Cameron LNG project, of which approximately $18 million was included in our RPO balance. Approximately $165 million related to the Cameron LNG incentives has been collected as of March 31, 2020.

As of December 31, 2019, we had incentives included in transaction prices for our projects aggregating to approximately $218 million, primarily associated with our Cameron LNG project, of which approximately $28 million was included in our RPO balance.

The amounts recorded in contract prices and recognized as revenues reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates, which could have a material adverse effect on our results of operations, financial position and cash flow.

Loss Projects

Our accrual of provisions for estimated losses as of March 31, 2020 and December 31, 2019 was approximately $131 million and $124 million, respectively.

In addition to loss projects previously reported in the 2019 Form 10-K, our ethane cracker project for a subsidiary of Total S.A., located in Port Arthur, Texas (the “Total ethane cracker project”), our Tyra Redevelopment EPCI project for another subsidiary of Total S.A., in the Danish sector of the North Sea (the “Total Tyra redevelopment project”), and our subsea field development project for Reliance Industries Ltd., off the east coast of India (the “Reliance subsea field development project”), were each in a substantial loss position as of March 31, 2020, due to increases in costs primarily driven by schedule prolongations caused by the COVID-19 pandemic.

Summary information for our significant ongoing loss projects as of March 31, 2020 is as follows:

Cameron LNG―At March 31, 2020, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 94% complete on a post-Combination basis (approximately 98% on a cumulative basis) and had an accrued provision for estimated losses of approximately $20 million. In the first quarter of 2020, project operating margin was positively impacted by recognition of approximately $100 million of incentives related to the projected achievement of progress milestones. This improvement was partially offset by increases in cost estimates of approximately $12 million, primarily resulting from poor labor productivity and increases in construction and subcontractor costs, partially driven by schedule prolongations caused by the COVID-19 pandemic.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Freeport LNG―At March 31, 2020, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 98.6% complete on a post-Combination basis (approximately 99.6% on a cumulative basis) and had an accrued provision for estimated losses of approximately $4 million. During the three months ended March 31, 2020, the project was negatively impacted by $13 million due to changes in cost estimates resulting from increases in construction and subcontractor costs.

Total ethane cracker project―At March 31, 2020, this project (being performed by our NCSA operating group) was approximately 86% complete and had an accrued provision for estimated losses of approximately $8 million. During the first quarter of 2020, the project was negatively impacted by changes in cost estimates of $47 million, partially driven by schedule prolongations caused by the COVID-19 pandemic.

Total Tyra redevelopment project―At March 31, 2020, this project (being performed by our EARC operating group) was approximately 62% complete and had an accrued provision for estimated losses of approximately $19 million. During the first quarter of 2020, the project was negatively impacted by changes in cost estimates of $9 million, primarily resulting from poor labor productivity and increases in construction and subcontractor costs driven by the impacts of the COVID-19 pandemic.

Reliance subsea field development project―At March 31, 2020, this project (being performed by our APAC operating group) was approximately 74% complete and had an accrued provision for estimated losses of approximately $11 million. During the first quarter of 2020, the project was negatively impacted by changes in cost estimates of $13 million, primarily resulting from poor labor productivity and increases in construction and subcontractor costs driven by the impacts of the COVID-19 pandemic.

Rota 3 pipeline project―At March 31, 2020, our project in Brazil involving the design and detailed engineering, procurement, construction and installation of a rigid concrete coated gas pipeline export system (being performed by our NCSA operating group) was approximately 75% complete and had an accrued provision for estimated losses of approximately $20 million. During the first quarter of 2020, the project was negatively impacted by charges of $8 million, due to changes in cost estimates ($6 million) and foreign exchange losses ($2 million). The project is expected to be completed in the second quarter of 2020.

Summary information for our significant loss projects previously reported in the 2019 Form 10-K that are substantially complete as of March 31, 2020 is as follows:

Asheville power plant project―As of March 31, 2020, our power project located in Arden, North Carolina (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

Line 1 and Line 10―As of March 31, 2020, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

NOTE 6—PROJECT CHANGES IN ESTIMATES

Our RPOs for each of our operating groups generally consist of several hundred contracts, and our results may be impacted by changes in estimated margins. The following is a discussion of our most significant changes in cost estimates that impacted segment operating income for the three months ended March 31, 2020 and 2019. For a discussion of significant changes in estimates resulting from changes in transaction prices, see Note 5, Revenue Recognition.

Three months ended March 31, 2020

Segment operating results for the three months ended March 31, 2020 were impacted by net unfavorable changes in estimates totaling approximately $150 million, including negative impacts from the COVID-19 pandemic of approximately $79 million. The estimated negative impact the COVID-19 pandemic had on our segment operating results was approximately $39 million, $11 million, $17 million and $12 million in our NCSA, EARC, MENA and APAC segments, respectively. Our Storage Solutions segment did not have material changes in cost estimates and was not materially impacted by the COVID-19 pandemic. We expect to negotiate recovery of a significant portion of these estimated additional project costs from our customers, however we have not recognized such recovery in our current project cost estimates as of March 31, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unfavorable changes in estimates in our EARC segment (primarily on the Total Tyra redevelopment project), MENA (various projects not material individually) and APAC (primarily on the Reliance subsea field development project) segments were $11 million, $13 million and $7 million, respectively.

Our NCSA segment results in the first quarter were negatively impacted by net unfavorable changes in cost estimates aggregating approximately $115 million and included estimated $39 million of unfavorable changes attributable to the COVID-19 pandemic.

The net unfavorable changes were primarily due to cost increases on:

•	LNG projects – $11 million, including the Cameron LNG and Freeport LNG project, as a whole;
•	Downstream petrochemical projects – $54 million, including the Total ethane cracker project;
•	Offshore and subsea projects– $68 million, including the Rota 3 pipeline and other projects; and
•	various other projects.

See Note 5, Revenue Recognition, for further discussion of our projects that were in the substantial loss position as of March 31, 2020.

Three months ended March 31, 2019

Segment operating income for the three months ended March 31, 2019 was impacted by net favorable changes in estimates totaling approximately $19 million, primarily in our NCSA, EARC, MENA and APAC segments. Changes in cost estimates in our Storage Solutions segment were not material.

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

NOTE 7—ACCOUNTS RECEIVABLE—TRADE, NET

Our trade receivable balances at March 31, 2020 and December 31, 2019 included the following:

	March 31, 2020	December 31, 2019
	(In millions)
Contract receivables (1)	$745	$823
Retainages	120	146
Less allowances	(33)	(27)
Accounts receivable—trade, net	$832	$942

(1)Retainages classified within Accounts receivable—trade, net are amounts anticipated to be collected within one year and as to which we have an unconditional right to collect from the customer, subject only to the passage of time. Retainages anticipated to be collected beyond one year are classified as Accounts receivable long-term retainages on our Balance Sheet.

As of March 31, 2020, our allowance for doubtful accounts related to trade accounts receivable included $6 million associated with the adoption of ASU 2016-13, discussed in Note 2, Basis of Presentation. Our current estimate of credit losses reflects our best judgment of expected losses as of March 31, 2020, which includes the assessment of default probabilities impacted by the COVID-19 pandemic.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Our goodwill balance is attributable to the excess of the purchase price over the fair value of net assets acquired in connection with the Combination.

As discussed in Note 1, Nature of Operations and Organization, and Note 22, Segment Reporting, in the third quarter of 2019, we terminated the previously announced sale process for our industrial storage tank business. As a result of our decision to retain that business, starting January 1, 2020, we changed the structure of our internal organization and formed a new segment for our industrial storage tank business (“Storage Solutions”). Previously disclosed reporting segment financial information has been recast to reflect the above change.

Goodwill attributable to the Storage Solutions reporting segment, which also represents a reporting unit, was allocated from our EARC and MENA reporting units based on the relative fair values of the operations transferred pursuant to the reorganization. The goodwill allocated to Storage Solutions was $9 million as of January 1, 2020.

The changes in the carrying amount of goodwill during the three months ended March 31, 2020 were as follows:

	EARC	MENA	Storage Solutions	Total
	(In millions)
Balance as of January 1, 2020 (1)	$91	$47	$9	$147
Goodwill impairment	(91)	-	-	(91)
Balance as of March 31, 2020	$-	$47	$9	$56

(1)

As of January 1, 2020, we had approximately $3.5 billion of cumulative impairment charges recorded in conjunction with our impairment assessments performed during 2019 and 2018, as previously described in the 2019 Form 10-K.

Discontinued Operations— In connection with the entry of the Confirmation Order, the Lummus Technology sale, primarily represented by our Technology reporting segment, was approved by the Bankruptcy Court, as discussed in Note 3, Reorganization. During the first quarter of 2020, we classified our Technology reporting segment as a discontinued operation. Goodwill associated with our Technology reporting segment was approximately $1.1 billion as of March 31, 2020 and December 31, 2019.

Impairment Assessment—Following our reorganization and new reporting structure with Storage Solutions as a reporting unit as of January 1, 2020, goodwill impairment assessments were performed on our EARC, MENA and Storage Solutions reporting units.

Based on our quantitative assessments, we determined that, as of March 31, 2020, the goodwill associated with our EARC reporting unit was fully impaired, primarily due to updates to the 2020 management budget. We determined the goodwill associated with our MENA and Storage Solutions reporting units was not impaired, as the fair value of each such reporting unit exceeded its net book value by 219% and 143%, respectively. The EARC goodwill impairment did not have a net tax benefit.

Key assumptions used in deriving the reporting units’ fair values included the use of significant unobservable inputs, representative of a Level 3 fair value measurement, and included, but were not limited to, the following assumptions:

	Discount rate	Compound annual growth rate	Terminal growth rate
EARC	35.5%	41.3%	2%
MENA	37.0%	24.0%	2%
Storage Solutions	18.5%	39.7%	2%

Project-Related and Other Intangibles

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of 2020, we determined there were indicators of impairment related to our NCSA trade names intangible asset, resulting from incremental unfavorable changes in estimates to complete certain key projects (see Note 5, Revenue Recognition, and Note 6, Project Changes in Estimates, for discussion). This determination resulted in a decrease in our future attributable cash flow expectations.

A test of recoverability was performed as of March 31, 2020, indicating that the NCSA trade names intangible asset had an undiscounted value below carrying value. As a result, we determined the fair value of the trade names intangible asset, resulting in an impairment of $3 million. Key inputs leading to the impairment included updated estimated attributable cash flows based on revenue obsolescence assumptions and reductions in management’s budget. The fair value of the impaired intangible asset was determined using an income approach and was estimated based on the present value of projected future cash flows attributable to the asset. These estimates were based on unobservable inputs requiring significant judgment and were representative of a Level 3 fair value measurement.

Our other intangible assets associated with our reporting segments included in continuing operations as of March 31, 2020 and December 31, 2019, including the weighted-average useful lives as of March 31, 2020, were as follows:

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Process technologies	10	$80	$(15)	$65	$80	$(13)	$67
Trade names	10	121	(26)	95	125	(22)	103
Customer relationships	5	14	(9)	5	14	(8)	6
Trademarks	10	4	(1)	3	4	(1)	3
Total (1)		$219	$(51)	$168	$223	$(44)	$179

(1)	Amortization expense is anticipated to be $24 million, $27 million, $20 million, $19 million and $19 million for the remainder of 2020, 2021, 2022, 2023 and 2024, respectively.

Our project-related intangibles as of March 31, 2020 and December 31, 2019, including the weighted-average useful lives as of March 31, 2020, were as follows:

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In years)	(In millions)
Project-related intangible assets	3	$166	$(139)	$27	$166	$(133)	$33
Project-related intangible liabilities	2	(109)	101	(8)	(109)	99	(10)
Total (1)		$57	$(38)	$19	$57	$(34)	$23

(1)	Amortization expense is anticipated to be $10 million, $4 million, $3 million and $2 million for the remainder of 2020, 2021, 2022 and 2023, respectively.

Other intangible assets and project-related intangibles associated with discontinued operations, primarily represented by our Technology segment, were $561 million and $13 million as of March 31, 2020, and $573 million and $15 million as of December 31, 2019, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Proportionately Consolidated Consortiums

The following is a summary description of our significant consortiums that have been deemed to be VIEs where we are not the primary beneficiary and are accounted for using proportionate consolidation:

•

McDermott/Zachry Industrial Inc. (“Zachry”)—We have a 50%/50% consortium with Zachry to perform engineering, procurement and construction (“EPC”) work for two LNG liquefaction trains in Freeport, Texas. In addition, we have subcontract and risk-sharing arrangements with a unit of Chiyoda Corporation (“Chiyoda”) to support our responsibilities to the venture. The costs of these arrangements are recorded in Cost of operations.

•

McDermott/Zachry/Chiyoda—We have a consortium with Zachry and Chiyoda (MDR—33.3% / Zachry—33.3% / Chiyoda—33.3%) to perform EPC work for an additional LNG liquefaction train at the project site in Freeport, Texas referred to above.

•	McDermott/Chiyoda—We have a 50%/50% consortium with Chiyoda to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana.
•	McDermott/CTCI—We have a 42.5%/57.5% consortium with a unit of CTCI Corporation (“CTCI”) to perform EPC work for a mono-ethylene glycol facility in Gregory, Texas.
•

CCS JV s.c.a.r.l.—We have a joint venture with Saipem and Chiyoda (MDR—24.983% / Saipem— 74.949% / Chiyoda— 0.068%) for the turnkey construction of two LNG liquefaction trains and the relevant supporting structures to be built in the Republic of Mozambique.

The following table presents summarized balance sheet information for our share of our proportionately consolidated consortiums:

	March 31, 2020	December 31, 2019
	(In millions)
Current assets (1)	$593	$529
Non-current assets	9	6
Total assets	$602	$535

Current liabilities	$609	$671

(1)

Our consortium arrangements may allow for excess working capital of the consortium to be advanced to the consortium participants. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a consortium may have advances to its participants which are reflected as an advance receivable within current assets of the consortium. As of March 31, 2020 and December 31, 2019, Accounts receivable—other included $20 million and $41 million, respectively, related to our proportionate share of advances from the consortiums to the other consortium participants.

As of March 31, 2020 and December 31, 2019, Accrued liabilities reflected on the Balance Sheets included $20 million and $29 million, respectively, related to advances from these consortiums.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents summarized balance sheet information for our share of that proportionately consolidated collaborative arrangement:

	March 31, 2020	December 31, 2019
	(In millions)
Current assets	$220	$180
Non-current assets	7	-
Total assets	$227	$180

Current liabilities	$219	$175

Equity Method Joint Ventures—The following is a summary description of our significant joint ventures accounted for using the equity method:

•

NET Power, LLC (“NET Power”)—We have a joint venture with a unit of Exelon Corporation (“Exelon”), 8 Rivers Capital and Oxy Low Carbon Ventures LLC, a subsidiary of Occidental Petroleum Corporation (“Oxy”), (MDR—32.2% / Exelon—32.2% / 8 Rivers Capital—29.3% / Oxy— 6.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the joint venture participants and other parties. On November 8, 2018, NET Power signed an investment agreement for Oxy to purchase 10% of the company for $60 million over a three-year period. On March 8, 2019, September 30, 2019, and March 2, 2020 Oxy paid $20 million, $11 million, and $5 million, respectively, and received a 6.3% interest in NET Power. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it.

•

McDermott/CTCI—We have a 50%/50% joint venture with CTCI to perform EPC work for a liquids ethylene cracker and associated units at Sohar, Oman. We have determined the joint venture to be a VIE; however, we are not the primary beneficiary and therefore do not consolidate it. Our joint venture arrangement allows for excess working capital of the joint venture to be advanced to the joint venture participants. Such advances are returned to the joint venture for working capital needs as necessary. As of March 31, 2020 and December 31, 2019, Accrued liabilities on the Balance Sheets included $95 million related to advances from this joint venture.

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

Consolidated Joint Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

McDermott/Orano— We have a joint venture with Orano, of which we own 70% and Orano owns 30%, relating to a mixed oxide fuel fabrication facility in Aiken, South Carolina. In addition, we have a profit sharing agreement to transfer to Orano 18% of the profits attributable to us. The project is substantially complete.

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

The following table presents summarized balance sheet information for our consolidated joint ventures, including other consolidated joint ventures that are not individually material to our financial results:

	March 31, 2020	December 31, 2019
	(In millions)
Current assets	$42	$39
Non-current assets	16	16
Total assets	$58	$55

Current liabilities	$109	$120

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 10—RESTRUCTURING AND INTEGRATION COSTS AND TRANSACTION COSTS

Restructuring and Integration Costs

Restructuring and integration costs for the three months ended March 31, 2020 were $14 million and primarily included stock compensation expense and accruals for management incentive and retention programs implemented as a result of the Chapter 11 Cases. Stock compensation is associated with our equity compensation plans. The provisions of the RSA and the Plan of Reorganization contemplate that the obligations to issue securities under our equity compensation plans will be cancelled and discharged in connection with the Chapter 11 Cases. For further discussion see Note 18, Stockholders’ Equity and Equity-Based Incentive Plans.

Restructuring and integration costs for the three months ended March 31, 2019 were $69 million and primarily related to costs associated with our Combination profitability initiative, launched in the second quarter of 2018, with the goal of realizing cost savings across the combined business.

Restructuring and integration costs are recorded within our Corporate operating results.

Transaction Costs

Transaction costs for the three months ended March 31, 2020 were $35 million and primarily related to professional and other fees associated with the Chapter 11 Cases and the Lummus technology business sale incurred prior to the Petition Date, as well as legal and other professional fees associated with the sale process for the pipe fabrication business. As of March 31, 2020, we had approximately $8 million of accrued liabilities associated with transaction costs incurred in the three months ended March 31, 2020.

Transaction costs for the three months ended March 31, 2019 were $4 million and primarily related to professional fees associated with the development of plans to sell our non-core industrial storage tank and pipe fabrication businesses. We subsequently terminated our plans to sell our industrial storage tank business.

Transaction costs are recorded within our Corporate operating results.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—DEBT

The carrying values of our debt obligations are as follows:

	March 31,	December 31,
	2020	2019
	(In millions)
Debtor-in-Possession Term Facility	$2,032	$-
New Term Facility	-	800
Discount on New Term Facility	(37)	(54)
Structured equipment financing	35	32
North Ocean 105 construction financing	8	8
Term Facility	-	2,220
10.625% senior notes	-	1,300
Revolving credit facility	-	801
Debt	$2,038	$5,107

Debtor-in-Possession Financing

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,065 million under a term loan facility, consisting of (a) a $550 million tranche made available on January 23, 2020, (b) a $650 million tranche made available upon entry of the Final DIP Order (as defined in the RSA) on February 26, 2020, (c) an $800 million tranche consisting of the principal amount of term loans outstanding under the New Term Facility (defined below) under our Superpriority Credit Agreement (defined below) and $21 million of accrued interest and fees related to term loans outstanding under the New Term Facility under our Superpriority Credit Agreement and the New LC Facility (defined below) under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing on January 23, 2020, (b) $243 million that was made available upon entry of the Final DIP Order on February 26, 2020 and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”). The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds from the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

The make-whole amount of $44 million referred to above was recognized at the accreted value using the effective interest method and was approximately $11 million as of March 31, 2020.

As of March 31, 2020, there was approximately $350 million in aggregate face amount of letters of credit outstanding under the DIP LC Facility.

In the first quarter of 2020, we paid approximately $87 million of fees and expenses related to the establishment of the DIP Credit Agreement, which were recognized in our Statement of Operations for the three months ended March 31, 2020 in the line item “Reorganization items, net.”

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Debtor-in-Possession Financial Covenants—The DIP Facilities include the following financial covenants:

•

as of any Variance Testing Date (as defined in the DIP Facilities), we shall not allow (1) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the DIP Facilities) by more than 15%, (2) our aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period, and (3) our aggregate cumulative actual vendor disbursements and JV infusions with respect to the Specified Projects (as defined in the DIP Facilities) to exceed the projected amount therefore set forth in the most recently delivered Approved Budget by more than 15% for such variance testing period and for each week within such variance testing period by more than (x) 20% with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period.

•

beginning with the fiscal quarter ended June 30, 2020, our adjusted EBITDA (as defined in the DIP Facilities) for the most recently ended four fiscal quarter period for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be less than the minimum amount set forth below as set forth opposite such ended fiscal quarter:

Test Period End Date	Adjusted EBITDA (In millions)
June 30, 2020	$230
September 30, 2020	410
December 31, 2020	640

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•

beginning with the fiscal quarter ended December 31, 2019, the Project Charges (for specific projects as defined in the DIP Facilities) for the most recently ended fiscal quarter for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be more than the maximum amount set for the below as set forth opposite such ended fiscal quarter:

Test Period End Date	Maximum Project Charges (In millions)
December 31, 2019	$260
March 31, 2020	50
June 30, 2020	50
September 30, 2020	40
December 31, 2020	30

As of March 31, 2020 and December 31, 2019, we were in compliance with our maximum project charges covenant under the DIP Facilities.

The DIP Facilities contain certain events of default we believe to be customary in debtor-in-possession financings, including: (1) conversion of the Chapter 11 Cases to a Chapter 7 case; (2) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (3) the final order not being entered by the Bankruptcy Court within 35 days of the interim order relating to the DIP Facilities.

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

The Superpriority Credit Agreement provided for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”).

As of December 31, 2019, we had $800 million in borrowings outstanding under the New Term facility and there were $200 million of letters of credit issued (or deemed issued) under the New LC Facility. As discussed in “—Debtor-in-Possession Financing” above, these amounts were rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order.

Certain features within the Superpriority Credit Agreement were identified as embedded derivatives and, therefore, bifurcated as of December 31, 2019. The fair value of the embedded derivatives, which was determined using a discounted cash flow approach, was $60 million as of October 21, 2019. The embedded derivatives were recognized as a reduction to the debt outstanding under the Superpriority Credit Agreement and recorded in accrued liabilities. The reduction of $60 million to the debt is being accreted using the effective interest rate method and was approximately $37 million as of March 31, 2020. The change in the value of the discount of $17 million was recognized in “Interest expense, net” in our Statement of Operations for the three months ended March 31, 2020.

The fair value of the embedded derivatives, re-measured as of March 31, 2020, was de minimis and was $28 million as of December 31, 2019. The impact of the reduction in the fair value of $28 million has been recorded in “Interest expense, net” attributable to our discontinued operations for the three months ended March 31, 2020, as discussed in Note 4, Discontinued Operations.

Credit Agreement

On May 10, 2018, we entered into a Credit Agreement (as amended to date, the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for a term facility under the Credit Agreement, and Crédit Agricole

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporate and Investment Bank, as administrative agent for the other facilities under the Credit Agreement. The Credit Agreement provides for borrowings and letters of credit in the aggregate principal amount of $4.7 billion, consisting of the following:

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

The Credit Agreement provided that:

•

Term Facility Letters of Credit could be issued in an amount up to the amount on deposit in the LC Account ($319.7 million at December 31, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310 million;

•	subject to compliance with the financial covenants in the Credit Agreement, the full amount of the Revolving Credit Facility was available for revolving loans;
•

subject to our utilization in full of our capacity to issue Term Facility Letters of Credit, the full amount of the Revolving Credit Facility was available for the issuance of performance letters of credit and up to $200 million of the Revolving Credit Facility was available for the issuance of financial letters of credit; and

•	the full unused amount of the LC Facility was available for the issuance of performance letters of credit.

Term Facility and Revolving Credit Facility post-Petition Date status—As of March 31, 2020, we had $2.2 billion of borrowings outstanding under the Term Facility and $801 million outstanding under the Revolving Credit Facility. The commencement of the Chapter 11 Cases, discussed in Note 2, Basis of Presentation, constituted events of default that accelerated our obligations under the Credit Agreement. However, the ability of the lenders to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

In accordance with Plan of Reorganization provisions, the Term Facility and Revolving Credit Facility are subject to compromise as the lenders are projected to receive less than 100% of their claim. Terms of the RSA contemplate equitization of funded debt held by senior secured term lenders for 94% of the reorganized McDermott.

As of March 31, 2020, the Term Facility and Revolving Credit Facility and associated accrued and unpaid interest and allowed claims have been included in “Liabilities subject to compromise” in our Balance Sheet (see Note 3, Reorganization).

Term Facility Letters of Credit, Revolving Credit Facility Letters of Credit and LC Facility post-Petition Date status—As of March 31, 2020, there were approximately $280 million letter of credit (including $55 million of financial letters of credit), $194 million of letters of credit outstanding (including $49 million of financial letters of credit) and approximately $1.146 billion of letters of credit outstanding under the Term Facility Letters of Credit, Revolving Credit Facility and LC facility, respectively.

We are charged a 5% participation fee on any outstanding letter of credit for any newly issued letter of credit and with respect to any increase in the amount of any existing letter of credit. We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Pursuant to the plan of Reorganization, holders of claims under these letter of credit facilities will receive participation rights in the Roll-Off LC Exit Facility (defined in Note 3, Reorganization) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization).

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility” or the “2021 LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries.  The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement.  The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of March 31, 2020, there were approximately $228 million of letters of credit issued (or deemed issued) under the Letter of Credit Agreement.

Pursuant to the Plan of Reorganization, holders of claims under the Letter of Credit Agreement shall receive participation rights in the Roll-Off LC Exit Facility (defined in Note 3, Reorganization) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization).

Senior Notes

On April 18, 2018, we issued $1.3 billion in aggregate principal of 10.625% senior notes due 2024 (the “Senior Notes”), pursuant to an indenture we entered into with Wells Fargo Bank, National Association, as trustee. Interest on the Senior Notes was payable semi-annually in arrears, and the Senior Notes were scheduled to mature in May 2024.

The commencement of the Chapter 11 Cases, discussed in Note 2, Basis of Presentation, constituted events of default that accelerated our obligations to Senior Notes holders. However, the ability of the holders to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed. Terms of the RSA contemplate recovery to the holders of the Senior Notes of 6% of the equity of the reorganized McDermott (subject to certain dilution adjustments, such as for the Warrants and the Management Incentive Compensation Plan) and the right to participate in the Rights Offering.

The Senior Notes and the associated accrued and unpaid interest as of the Petition Date have been included in the “Liabilities subject to compromise” in our Balance Sheet as of March 31, 2020.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of March 31, 2020, the outstanding borrowing under this facility was approximately $8 million and is scheduled to mature in October 2020.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for the settlement of certain equipment supplier invoices. As of March 31, 2020, we had approximately $35 million outstanding under this arrangement, with original repayment obligations maturing in January 2020. In March 2020, we entered into an agreement to modify the repayment schedule and expect to settle approximately $5.7 million monthly, beginning June 2020, with full settlement expected in November 2020.

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	March 31, 2020		December 31, 2019
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,688	$1,098	$1,842	$1,293
Surety Bonds (2)	747	625	835	601

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $272 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business, and we are entitled to an indemnity from CSVC for the surety bonds and guarantees.

The financial institutions that provide the Uncommitted Facilities have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—LEASE OBLIGATIONS

The following tables summarize our leased assets and lease liability obligations:

		March 31, 2020	December 31, 2019
	Balance Sheet classification	(In millions)
Assets
Operating lease assets	Operating lease right-of-use assets	$330	$349
Finance lease assets	Property, plant and equipment, net	50	50
	Total leased assets	380	399

Current liabilities
Operating leases	Current portion of long-term lease obligations	93	93
Finance leases (1)	Finance lease obligation	45	47
	Current lease obligations	138	140
Noncurrent liabilities
Operating leases	Long-term lease obligations	279	294

	Total lease obligations	$417	$434

(1)

As a result of the debt compliance matters, we determined that the classification of our finance lease obligations was current and, accordingly, we recorded those obligations within Current Liabilities on the Balance Sheets as of March 31, 2020 and December 31, 2019.

Our finance leases as of March 31, 2020 and December 31, 2019, included the lease of the Amazon, a pipelay and construction vessel, which was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel. This lease was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $295 million to $325 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $80 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of March 31, 2020 and December 31, 2019, Property, plant and equipment, net included a $49 million asset (net of accumulated amortization of $6 million) and a finance lease liability of approximately $44 million and $46 million, respectively, associated with the Amazon vessel.

The commencement of the Chapter 11 Cases constituted events of default under the Amazon charter. However, the ability of the owners to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our lease cost was as follows:

		Three months ended March 31,
		2020	2019
	Statements of Operations classification	(In millions)
Operating lease cost (1)	SG&A expenses	$11	$12
Operating lease cost (1)	Cost of operations	22	24
Finance lease cost
Amortization of leased assets	Cost of operations	-	2
Interest on lease liabilities	Net interest expense	1	1
Net lease cost		$34	$39
(1)	Includes short-term leases and immaterial variable lease costs.

NOTE 13—PENSION AND POSTRETIREMENT BENEFITS

We sponsor various defined benefit pension plans covering eligible employees and provide specific postretirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs. These plans may be changed or terminated by us at any time. Contributions and net periodic benefit cost for our post-retirement benefit plans were not material during the three months ended March 31, 2020 and 2019. Additionally, contributions and net periodic benefit cost associated with our discontinued operations were not material during the three months ended March 31, 2020 and 2019.

The following table provides contribution information for our plans at March 31, 2020:

	U.S. Pension Plans	Non-U.S. Pension Plans
	(In millions)
Contributions made through March 31, 2020	$-	$6
Contributions expected for the remainder of 2020	1	7
Total contributions expected for 2020	$1	$13

The following table provides a breakdown of the components of the net periodic benefit cost (income) associated with our defined benefit pension plans of our continuing operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In millions)
U.S. pension plans:
Interest cost	$4	$5
Expected return on plan assets	(5)	(4)
Net periodic benefit cost (income) (1)	$(1)	$1

Non-U.S. pension plans:
Service cost	$3	$3
Interest cost	3	4
Expected return on plan assets	(5)	(6)
Net periodic benefit cost (1)	$1	$1

(1)   The components of net periodic benefit cost (income) other than the service cost component are included in Other non-operating (income) expense, net in our Statements of Operations. The service cost component is included in Cost of operations and SG&A in our Statements of Operations, along with other compensation costs rendered by the participating employees.

We recognize mark-to-market fair value adjustments on defined benefit pension and other postretirement plans in Other non-operating (income) expense, net in our Statements of Operations in the fourth quarter of each year.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14—ACCRUED LIABILITIES

	March 31, 2020	December 31, 2019
	(In millions)
Accrued contract costs	$573	$690
Advances from equity method and proportionally consolidated joint ventures and consortiums (1)	115	124
Income taxes payable	66	56
Accrued interest payable	32	126
Other accrued liabilities (2)	516	534
Accrued liabilities	$1,302	$1,530

(1)	Represents advances from the joint ventures and consortiums in which we participate. See Note 9, Joint Venture and Consortium Arrangements, for further discussion.
(2)	Represents various accruals that are each individually less than 5% of total current liabilities.

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

The following table presents the fair value of our financial instruments as of March 31, 2020 and December 31, 2019 that are (1) measured and reported at fair value in the Financial Statements on a recurring basis and (2) not measured at fair value on a recurring basis in the Financial Statements:

	March 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(94)	(94)	$-	$(94)	$-
Not measured at fair value on recurring basis
Debt and finance lease obligations (2)	(2,083)	(1,956)	-	(1,885)	(71)
Liabilities subject to compromise (3)	(4,578)	(1,133)	-	(860)	(273)

	December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(In millions)
Measured at fair value on recurring basis
Forward contracts (1)	$(75)	(75)	$-	$(75)	$-
Embedded derivatives (4)	(28)	(28)	-	-	(28)
Not measured at fair value on recurring basis
Debt and finance lease obligations (2)	(4,353)	(2,362)	-	(2,275)	(87)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(3)

The fair value of the Term Facility and the Senior Notes included in “Liabilities subject to compromise” is valued using a market approach based on quoted prices for similar instruments traded in active markets and are classified as Level 2 within the fair value hierarchy. Quoted prices were not available for the Revolving Credit Facility and the interest rate derivative included in “Liabilities subject to compromise”. Therefore, they were valued based on estimated prices for similar instruments and are classified as Level 3 within the fair value hierarchy. According to the Plan of Reorganization, liabilities subject to compromise will be impaired at the Effective Date. See Note 3, Reorganization, for further discussion.

(4)

The fair value of the embedded derivatives, discussed in Note 11, Debt, was determined using a discounted cash flow approach and is classified as Level 3 because the inputs to the fair value measurement of the embedded derivatives are unobservable and reflect our estimates of forward yield. The fair value of the embedded derivative as of March 31, 2020 was not material.

The carrying amounts that we have reported for our other financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short maturity of those instruments.

Fair value of non-financial instruments

We evaluate our assets for impairment whenever events or changes in circumstances indicate that indicators of impairment exist. In those evaluations, we compare estimated future undiscounted cash flows generated by each asset (or asset group) to the carrying value of the asset (or asset group) to determine if an impairment charge is required. If the undiscounted cash flows test fails, we estimate the fair value of the asset (or asset group) to determine the impairment.

As a result of the impact of the COVID-19 pandemic and significant decline in oil and gas prices, we concluded these events represented impairment triggers to our vessels and fabrication yards as of March 31, 2020.

The indicators of impairment were present for our global use vessels (DLV 2000, NO 102, NO 102 and LV108), our Emerald Sea vessel, used in our MENA segment, four derrick barges, servicing our NCSA, MENA and APAC segments, and three fabrication yards in Altamira, Mexico, Batam, Indonesia and Jebel Ali, Saudi Arabia. The indicators of impairment were primarily related to downward revisions to our forecast future utilization plans, driven by the current COVID-19 pandemic and low oil and gas price environment.

Our tests resulted in impairments to all vessels, derrick barges and the Altamira fabrication yard. We determined the aggregate carrying value of these assets (approximately $1.34 billion) was in excess of their estimated fair value ($463 million), and recorded an $881 million impairment. The fair value was estimated based on the amount and timing of estimated associated net future cash flows, discounted at a risk-adjusted rate of 10%. The fair value measurements were based on inputs that are not observable in the market and thus represent level 3 inputs.

In addition, during the first quarter of 2020, we made a decision to exit one of our leased spoolbase facilities by June 2020. In connection with this decision we tested the recoverability of the fixed assets located at this facility and determined that the assets were impaired by approximately $3 million. The remaining carrying amount of fixed assets at that facility is not material.

Impairment charges are recorded within our Corporate segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16—DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives—The notional value of our outstanding foreign exchange rate derivative contracts totaled $682 million as of March 31, 2020, with maturities extending through September 2023. These instruments consist of contracts to purchase or sell foreign-denominated currencies. As of March 31, 2020, the fair value of these contracts was in a net liability position totaling approximately $55 million. The fair value of outstanding derivative instruments is determined using observable financial market inputs, such as quoted market prices, and is classified as Level 2 in nature.

As of March 31, 2020, we have approximately $54 million of unrealized net losses in AOCI in connection with foreign exchange rate derivatives designated as cash flow hedges, and we expect to reclassify approximately $22 million of deferred losses out of AOCI by March 31, 2021, as hedged items are recognized in earnings.

Interest Rate Derivatives—On May 8, 2018, we entered into a U.S. dollar interest rate swap arrangement to mitigate exposure associated with cash flow variability on the Term Facility in an aggregate notional value of $1.9 billion. The interest rate swap arrangement was designated as a cash flow hedge at inception. As of September 30, 2019, our hedged forecasted transaction was no longer probable to occur, and as such, our hedge accounting ceased.

Upon commencement of the Chapter 11 Cases, we filed an emergency motion to perform under amended and restated hedging agreements, which was approved by the Court. The amended and restated interest rate swap arrangement resulted in a decrease in notional amount from $1.9 billion to $500 million, to match the agreed-upon exit facility term loan. As of March 31, 2020, the fair value of the $500 million notional value interest rate swap arrangement was in a liability position totaling $39 million and was recorded in “Accrued Liabilities” in our Balance Sheet. The change in the fair value of this swap arrangement in the first quarter of 2020 was approximately $20 million and was reflected in “Interest expense, net” in our Statement of Operations for the three months ended March 31, 2020.

Approximately $47 million, representing the fair value of the cancelled $1.4 billion interest rate swap as of the Petition Date, was included in the “Liabilities Subject to Compromise” as it is an allowed claim, discussed in Note 3, Reorganization.

The following table presents the total fair value of the derivatives by underlying risk and balance sheet classification:

	March 31, 2020		December 31, 2019
	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges	Derivatives designated as cash flow hedges	Derivatives not designated as cash flow hedges
	(In millions)
Other current assets	$-	$1	$3	$1
Other non-current assets	-	-	1	-
Total derivatives asset	$-	$1	$4	$1

Accrued liabilities	$22	$41	$10	$68
Other non-current liabilities	32	-	2	-
Total derivatives liability	$54	$41	$12	$68

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the total value, by underlying risk, recognized in other comprehensive income and reclassified from AOCI to our Statements of Operations, in connection with derivatives:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Loss recognized in other comprehensive income (loss)
Foreign exchange hedges	$(49)	$(7)
Interest rate hedges	-	(15)
Gain (loss) recognized on derivatives designated as cash flow hedges
Foreign exchange hedges
Revenue	(1)	1
Cost of operations	(3)	1
Interest rate hedges
Interest expense	-	1
Gain (loss) recognized on derivatives not designated as cash flow hedges
Foreign exchange hedges
Revenue	-	1
Cost of operations	(2)	-
Interest rate hedges
Interest expense	(20)	-

NOTE 17—INCOME TAXES

During the three months ended March 31, 2020, we recognized an income tax expense for continuing operations of $8 million (effective tax rate of -1%), compared to a tax benefit of $21 million (effective tax rate of 18%) for the three months ended March 31, 2019. The lower effective tax rate was due to losses in jurisdictions with no tax benefit and the change in valuation allowance.

The tax provision in discontinued operations for the three months ended March 31, 2020 reflected an income tax expense of $6 million (effective tax rate of -77%). Tax expense was due to withholding tax and tax in jurisdictions without valuation allowances.

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss (“NOL”) utilization and carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. In particular, under the CARES Act, (1) for taxable years beginning before 2021, NOL carryforwards and carrybacks may offset 100% of taxable income, (2) NOLs arising in the 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (3) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of taxable EBITDA.  During the tax period ended March 31, 2020, we recorded a benefit of approximately $12.7 million as a result of our decision to carryback 2019 NOLs to the five previous tax years. We are otherwise continuing to work to determine whether any additional CARES Act provisions may impact us.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  Due to the uncertainty related to the impact of the Chapter 11 Cases, we have used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18—STOCKHOLDERS’ EQUITY AND EQUITY-BASED INCENTIVE PLANS

Shares Outstanding and Treasury Shares―The changes in the number of shares outstanding and treasury shares held by us are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Shares outstanding
Beginning balance	193	181
Common stock issued	-	2
Purchase of common stock	-	(1)
Ending balance	193	182

Shares held as Treasury shares
Beginning balance	3	3
Purchase of common stock	-	1
Retirement of common stock	-	(1)
Ending balance	3	3

Ordinary shares issued at the end of the period (1)	196	184
(1)	Amounts in this table may not sum due to rounding.

Effects of the Chapter 11 Cases on the Common Stock — The provisions of the RSA and the Plan of Reorganization contemplate that the existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to no recovery relating to those equity interests.

Stock-Based Compensation Expense―During the three months ended March 31, 2020, we recognized $4 million of stock-based equity compensation expense in “Restructuring and integration costs” in our Statements of Operations. The provisions of the RSA and the Plan of Reorganization contemplate that the obligations to issue securities under our equity compensation plans will be cancelled and discharged in connection with the Chapter 11 Cases.

During the three months ended March 31, 2019, we recognized $6 million of stock-based equity compensation expense in “Selling, general and administrative expenses” in our Statements of Operations.

Compensation expense associated with awards classified as liability awards was not material during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the unrecognized compensation expense was approximately $18 million. This cost will be recognized over a weighted-average period of two years or upon our emergence from the Chapter 11 proceedings, whichever is earlier.

Accumulated Other Comprehensive (Loss) Income―The components of AOCI included in stockholders’ equity are as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Foreign currency translation adjustments ("CTA")	$(129)	$(97)
Net unrealized loss on derivative financial instruments	(54)	(12)
Defined benefit pension and other postretirement plans	6	6
Accumulated other comprehensive loss	$(177)	$(103)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of AOCI and the amounts that were reclassified during the periods indicated:

	Foreign currency translation adjustments	Net unrealized loss on derivative financial instruments (1)	Defined benefit pension and other postretirement plans	TOTAL
	(In millions)
December 31, 2018	$(73)	$(40)	$6	$(107)
Other comprehensive income before reclassification	(39)	(22)	-	(61)
Amounts reclassified from AOCI (2)	-	3	-	3
Net current period other comprehensive income	(39)	(19)	-	(58)
March 31, 2019	$(112)	$(59)	$6	$(165)

December 31, 2019	(97)	(12)	6	(103)
Other comprehensive income before reclassification	(32)	(49)	-	(81)
Amounts reclassified from AOCI (2)	-	7	-	7
Net current period other comprehensive income	(32)	(42)	-	(74)
March 31, 2020	$(129)	$(54)	$6	$(177)

(1)	Refer to Note 16, Derivative Financial Instruments, for additional details.
(2)	Amounts are net of tax, which was not material during the three months ended March 31, 2020 and 2019.

NOTE 19—REDEEMABLE PREFERRED STOCK

On November 29, 2018, we completed a private placement of (1) 300,000 shares of 12% Redeemable Preferred Stock, par value $1.00 per share (the “Redeemable Preferred Stock”), and (2) Series A Warrants (the “Series A Warrants”) to purchase approximately 6.8 million shares of our common stock, with an initial exercise price per share of $0.01, for aggregate proceeds of $289.5 million, before payment of approximately $18 million of directly related issuance costs.

On October 21, 2019, in connection with our entering into, among other agreements, the Superpriority Credit Agreement, we entered into a consent and waiver agreement (the “Consent and Waiver Agreement”) with the holders of the Redeemable Preferred Stock. Pursuant to the Consent and Waiver Agreement, we agreed to, among other things: (1) issue to the holders of the Redeemable Preferred Stock shares of Redeemable Preferred Stock in an aggregate amount equal to 3.0% of the Accreted Value; and (2) issue an additional number of Series A Warrants to purchase Common Stock with an initial exercise price per share of $0.01, subject to certain adjustments equal to the product of 1.5% times the total number of shares of Common Stock outstanding as of October 21, 2019. In addition, we agreed to increase the Dividend Rate and the PIK Dividend Rate to 14.0% per annum and 15.0% per annum, respectively, per share of Redeemable Preferred Stock. The Consent and Waiver Agreement allowed us to incur the indebtedness and other obligations pursuant to Tranche A under the Superpriority Credit Agreement.  Additionally, on December 1, 2019, we entered into a second consent and waiver agreement, which allowed us to incur additional indebtedness under the Superpriority Credit Agreement.

The provisions of the RSA and the Plan of Reorganization, discussed in Note 3, Reorganization, contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of the Redeemable Preferred Stock and the Series A Warrants, will be entitled to no recovery relating to those equity interests.

As of March 31, 2020, the Redeemable Preferred Stock balance was $294 million, adjusted for accretion and PIK dividends of approximately $48 million accrued through the Petition Date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 20—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
Net loss from continuing operations attributable to McDermott	$(1,358)	$(95)
Net (loss) income from discontinued operations attributable to McDermott	(14)	38
Net loss	$(1,372)	$(57)
Less: Net income (loss) attributable to noncontrolling interests	6	(1)
Net loss attributable to McDermott	$(1,378)	$(56)
Dividends on redeemable preferred stock	(3)	(10)
Accretion of redeemable preferred stock	(1)	(4)
Net loss attributable to common stockholders	$(1,382)	$(70)

Net (loss) income per share attributable to common stockholders
Continuing operations
Basic	(7.09)	(0.60)
Diluted	(7.09)	(0.60)
Discontinued operations
Basic	(0.07)	0.21
Diluted	(0.07)	0.21

Shares used in the computation of net (loss) income per share
Basic	193	181
Diluted	193	181

The effects of stock-based awards, warrants and redeemable preferred stock were not included in the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019 due to the net loss for the periods.

Effects of the Chapter 11 Cases on the Common Stock — The provisions of the RSA and the Plan of Reorganization contemplate that the existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to no recovery relating to those equity interests.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) entitled Refineria de Cartagena S.A. v. Chicago Bridge & Iron Company N.V., et al., which was commenced on March 8, 2016 in connection with a large, cost reimbursable refinery construction project in Colombia completed by CB&I in 2015. Refineria de Cartagena, the customer on the project, is alleging that we are responsible for certain cost overruns, delays and consequential damages on the project. The customer is claiming total damages in excess of $4.5 billion. We have asserted a counterclaim against the customer for approximately $250 million. The parties have submitted final witness statements, expert reports and other filings. Hearings are expected to commence in the fourth quarter of 2020 and, after a multi-month hiatus, conclude in the second quarter of 2021. The venue for the arbitration hearings is expected to be in Washington, D.C. We do not believe a risk of material loss is probable related to this matter, and accordingly, our reserves for this matter were not significant as of March 31, 2020. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.

In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) entitled CBI Constructors Pty & Kentz Pty Ltd and Chevron Australia Pty Ltd., which was commenced on or about May 17, 2017, with the customer for one of CB&I’s previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to reimbursable billings. The matter has been bifurcated, with hearings on entitlement held in November 2018 and hearings on the amount of damages presently anticipated to begin in August 2020, subject to the lifting of the automatic stay pursuant to section 362(a) of the Bankruptcy Code and the parties’ ability to travel to the hearings as a consequence of the coronavirus pandemic. In December 2018, the tribunal issued an interim award on entitlement, finding that the joint venture was not overpaid for its craft labor but that certain overpayments were made to the joint venture for its staff. As a result, we and our joint venture counterparty are asserting claims against the customer of approximately $103 million for certain unpaid invoices and other set-offs, and the customer is asserting that it has overpaid the joint venture by $78.6 million. Accordingly, as of March 31, 2020, we have established a reserve of approximately $55 million in the acquired balance sheet from the Combination, which equates to $85 million at the joint venture level.

Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos at various locations. We review and defend each case on its own merits and make accruals based on the probability of loss and best estimates of potential loss. We do not believe any unresolved asserted claim will have a material adverse effect on our future results of operations, financial position or cash flow. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of loss or estimate future losses. We do not believe a risk of material loss is probable related to these matters, and, accordingly, our reserves were not significant as of March 31, 2020. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements and other sources, we are unable to quantify the amount that we may recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Labor Litigation— A former employee of one of our subsidiaries commenced a class action lawsuit under the Fair Labor Standards ACT (“FLSA”) entitled Cantrell v. Lutech Resources, Inc., (S.D. Texas 2017) Case No. 4:17-CV-2679 on or about September 5, 2017, alleging that he and his fellow class members were not paid one-and-one-half times their normal hourly wage rates for hours worked that exceeded 40 hours in a work week. Our subsidiary has yet to answer the allegations in the complaint, as agreed by the parties, in order to allow mediation to take place. The first mediation session commenced in October 2018, and a settlement was reached, with an agreed payment to the plaintiff of $10.75 million, to be paid in installments. The first installment of $2.5 million has been made with the following installments being stayed as a result of section 362(a) of the Bankruptcy Code. As a result of the settlement, a reserve of $8.25 million has been established as of March 31, 2020.

Pre-Combination CB&I Securities Litigation—On March 2, 2017, a complaint was filed in the United States District Court for the Southern District of New York seeking class action status on behalf of purchasers of CB&I common stock and alleging damages on their behalf arising from alleged false and misleading statements made during the class period from October 30, 2013 to June 23, 2015. The case is captioned: In re Chicago Bridge & Iron Company N.V. Securities Litigation, No. 1:17-cv-01580-LGS (the “Securities Litigation”). The defendants in the case are: CB&I; a former chief executive officer of CB&I; a former chief financial officer of CB&I; and a former controller and chief accounting officer of CB&I. On June 14, 2017, the court named ALSAR Partnership Ltd. as lead plaintiff. On August 14, 2017, a consolidated amended complaint was filed alleging violations of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)  and Rule 10b-5 thereunder, arising out of alleged misrepresentations about CB&I’s accounting for the acquisition of The Shaw Group, CB&I’s accounting with respect to the two nuclear projects being constructed by The Shaw Group, and CB&I’s financial reporting and public statements with respect to those two projects. On May 24, 2018, the court denied defendants’ motion to dismiss. The parties have completed fact discovery and are currently engaged in expert discovery. On February 4, 2019, lead plaintiff ALSAR Partnership Ltd. and additional plaintiffs Iron Workers Local 40, 361, & 417 – Union Security Funds and Iron Workers Local 580 – Joint Funds moved for class certification and appointment as class representatives. On October 16, 2019, the court-appointed special master issued a report and recommendation regarding class certification and appointment of class representatives and class counsel, recommending that the court grant the plaintiffs’ motion. On April 6, 2020, the defendants filed a motion for permission to appeal the class certification ruling to the U.S. Court of Appeals. The U.S. District Court subsequently granted the motion. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of March 31, 2020. We believe the claims are without merit and intend to defend against them vigorously.

On October 26, 2018, two actions were filed by individual plaintiffs based on allegations similar to those alleged in the Securities Litigation. On February 25, 2019, a third action was filed by an individual plaintiff based on similar allegations. All three actions were filed in the United States District Court for the Southern District of New York and are captioned Gotham Diversified Neutral Master Fund, LP, et al. v. Chicago Bridge & Iron Company N.V. et al., Case No. 1:18-cv-09927 (the “Gotham Action”); Appaloosa Investment L.P., et al., v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:18-cv-09928 (the “Appaloosa Action”); and CB Litigation Recovery I, LLC v. Chicago Bridge & Iron Company N.V., et al., Case No. 1:19-cv-01750 (the “CB Litigation Recovery Action”). Besides CB&I, the other defendants in all three cases are the same individual defendants as in the Securities Litigation described above. Plaintiffs assert causes of action based on alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 thereunder, along with common law causes of action. On January 25, 2019, the defendants filed in the Gotham and Appaloosa Actions partial motions to dismiss the causes of actions asserted under Section 18 of the Exchange Act and the common law causes of action. On March 25, 2019, the court entered a stipulation and order staying the CB Litigation Recovery Action pending a ruling on the partial motions to dismiss in the Gotham and Appaloosa Actions and making the decision on the partial motions to dismiss the Gotham and Appaloosa Actions applicable to the CB Litigation Recovery Action. On August 23, 2019, the court issued an order on the defendants’ motions to dismiss the Gotham and Appaloosa Actions, dismissing the causes of actions asserted under Section 18 of the Exchange Act but denying the motion to dismiss the common law causes of action. On October 16, 2019, the court issued an order consolidating the Gotham, Appaloosa and CB Litigation Recovery Actions (the “Consolidated Action”) and staying the Consolidated Action pending the court’s determination of the motion for class certification in the Securities Litigation. On March 26, 2020, the court issued an order further staying the Consolidated Action pending the court’s determination of dispositive motions in the Securities Litigation. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of March 31, 2020. We believe the claims are without merit and intend to defend against them vigorously.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On or about November 2, 2017, a complaint was filed in the District Court of Montgomery County, Texas by Daniel Cohen and associated individuals and corporations, alleging causes of action under both common and state law for alleged false and misleading statements related to CB&I’s acquisition of The Shaw Group in 2013, particularly with regard to two nuclear projects being constructed by Shaw in South Carolina and Georgia. The case is captioned Daniel Cohen, et al. v. Chicago Bridge & Iron Company, N.V., et al., No. 17-10-12820. The other defendants are the same individual defendants as in the Securities Litigation described above. The plaintiffs alleged that the individual defendants made, or had authority over the content and method of communicating information to the public, including the alleged misstatements and omissions detailed in the complaint, resulting in a financial loss on shares of stock purchased by the plaintiffs. Discovery in this matter is proceeding. We are not able at this time to determine the likelihood of loss, if any, arising from this matter and, accordingly, no amounts have been accrued as of March 31, 2020. We believe the claims are without merit and intend to defend against them vigorously.

Post-Combination McDermott Securities Litigation— On November 15, 2018, a complaint was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of purchasers of McDermott common stock and alleging damages on their behalf arising from allegedly false and misleading statements made during the class period from January 24, 2018 to October 30, 2018. The case is captioned: Edwards v. McDermott International, Inc., et al., No. 4:18-cv-04330. The defendants in the case are: McDermott; David Dickson, our president and chief executive officer; and Stuart Spence, our former chief financial officer. The plaintiff has alleged that the defendants made material misrepresentations and omissions about the integration of the CB&I business, certain CB&I projects and their fair values, and our business, prospects and operations. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. On January 14, 2019, a related action was filed in the United States District Court for the Southern District of Texas seeking class action status on behalf of all shareholders of McDermott common stock as of April 4, 2018 who had the right to vote on the Combination, captioned: The Public Employees Retirement System of Mississippi v. McDermott International, Inc., et al., No. 4:19-cv-00135. The plaintiff has alleged that the defendants (which include our chief executive officer and former chief financial officer) made material misrepresentations and omissions in the proxy statement we used in connection with the Combination. The plaintiff asserted claims under Section 14(a) and 20(a) of the Exchange Act. We filed a motion to consolidate the two actions, and the court granted that motion on February 22, 2019. The court appointed lead plaintiffs for both sets of claims on June 5, 2019. The plaintiffs subsequently filed amended pleadings to, among other things, add Chicago Bridge & Iron Company N.V. (“CB&I”) and CB&I’s former chief executive officer as additional defendants, and, on January 30, 2020, we filed motions to dismiss all of the claims. All proceedings in the actions are stayed pending the determination of the motions by the court. We are not able at this time to determine the likelihood of loss, if any, arising from these matters and, accordingly, no amounts have been accrued as of March 31, 2020. We believe the claims are without merit and we intend to defend against them vigorously.

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

Saudi Arabia Customs Audit—During the fourth quarter of 2019, McDermott Arabia Co. Ltd received a customs audit report from the General Directorate of Customs Audit department in Saudi Arabia, stating that additional custom duties are applicable on structures and platforms imported during the period from 2014 to 2019. The audit report claims that customs on imported structures and platforms of $64.7 million are owed to the Saudi Arabia Customs Authority. During the first quarter of 2020, McDermott Arabia Co. Ltd received communications from the Saudi Customs Authority that the matter is currently under consideration by the World Customs Organization, and until further update, McDermott Arabia Co. Ltd can continue importing offshore platforms under the customs exempt code. We do not believe a risk of material loss is probable related to this matter and, accordingly, no amounts have been accrued as of March 31, 2020. We believe the audit report is incorrect, and we intend to challenge the assessment vigorously.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We believe we are in compliance, in all material respects, with applicable environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not anticipate we will incur material capital expenditures for environmental matters or for the investigation or remediation of environmental conditions during 2020 and 2021. As of March 31, 2020, we had no environmental reserve recorded.

Asset Retirement Obligations (“ARO”)

In March 2019, pursuant to a Memorandum of Understanding signed between Saudi Aramco and McDermott in 2017, we signed an agreement to enter into a long-term land lease agreement with Saudi Aramco, to establish a fabrication facility located within the new King Salman International Complex for Maritime Industries being developed by Saudi Aramco in Ras Al-Khair, Saudi Arabia. Construction activities are now in progress and the new facility is expected to be operational by 2022. In connection with the contemplated lease, the closure of our current fabrication facility in Dubai, United Arab Emirates, is expected to occur in 2030. ARO recorded as of March 31, 2020 was equal to the present value of the estimated costs to decommission the current fabrication facility and was not material.

Contracts Containing Liquidated Damages Provisions

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of March 31, 2020, we determined that we had approximately $233 million of potential liquidated damages exposure, based on performance under contracts to date, and included $13 million as a reduction in transaction prices related to such exposure. We believe we will be successful in obtaining schedule extensions or other customer-agreed changes that should resolve the potential for the liquidated damages where we have not made a reduction in transaction prices. However, we may not achieve relief on some or all of the issues involved and, as a result, could be subject to liquidated damages being imposed on us in the future.

We have received notices from some of our subcontractors, suppliers and other business counterparties, and provided notices to several customers, regarding performance or delivery delays resulting from the COVID-19 pandemic and requesting available contractual relief. Most of our contracts with customers include force majeure provisions, which, in some cases, afford protection against damages for delays caused by the COVID-19 pandemic and in some cases reimbursement for certain additional costs incurred as a result of the pandemic.

NOTE 22—SEGMENT REPORTING

We disclose the results of each of our reporting segments in accordance with ASC 280, Segment Reporting. Each of the reporting segments is separately managed by a senior executive who is a member of our Executive Committee (“EXCOM”). Our EXCOM is led by our Chief Executive Officer, who is the chief operating decision maker (“CODM”). Discrete financial information is available for each of the segments, and the EXCOM uses the operating results of each of the reporting segments for performance evaluation and resource allocation.

Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments, which represented our reporting segments: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2019, we performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business were non-core for purposes of our vertically integrated offering model. This review initially identified our pipe fabrication and industrial storage tank businesses as non-core. We completed the sale of Alloy Piping Products (“APP”), a portion of the pipe fabrication business, during the second quarter of 2019 and we are continuing to pursue the sale of the remaining portion of the pipe fabrication business. In the third quarter of 2019, we terminated the previously announced sale process for our industrial storage tank business, as we concluded that the net cash proceeds from the sale, if completed, would likely be significantly below initial expectations. As a result of our decision to retain this business, starting January 1, 2020, we changed the structure of our internal organization and formed a new reporting segment for our industrial storage tank business (“Storage Solutions”).

As discussed in Note 2, Basis of Presentation, and Note 4, Discontinued Operations, our former Technology reporting segment has been classified as a discontinued operation.

We now report financial results under five operating groups, which represent our reporting segments consisting of: NCSA; EARC; MENA; APAC; and Storage Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation.

We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects corporate expenses, certain centrally managed initiatives (such as reorganization and restructuring activities), impairments, year-end mark-to-market pension actuarial gains and losses, costs not attributable to a particular reporting segment and unallocated direct operating expenses associated with the underutilization of vessels, fabrication facilities and engineering resources.

Intersegment sales are recorded at prices we generally establish by reference to similar transactions with unaffiliated customers and were not material during the three months ended March 31, 2020 or 2019 and are eliminated upon consolidation.

Revenue and operating results from continuing operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues:
NCSA	$834	$1,225
EARC	214	139
MENA	423	353
APAC	227	130
Storage Solutions	208	216
Total revenues	$1,906	$2,063

Operating income (loss):
Segment operating income (loss), prior to goodwill impairment:
NCSA	$15	$63
EARC	(9)	6
MENA	(19)	65
APAC	5	12
Storage Solutions	12	13
Total segment operating income, prior to goodwill impairment	4	159
Goodwill impairment (1)	(91)	-
Total segment operating (loss) income	(87)	159
Corporate (2)	(964)	(184)
Total operating loss	$(1,051)	$(25)

(1)In the first quarter of 2020, we recognized $91 million of goodwill impairment associated with our EARC reporting segment, as discussed in Note 8, Goodwill and Other Intangible Assets.

(2)In the first quarter of 2020, in our Corporate results we recognized approximately $884 million impairment charge associated primarily with our vessels and fabrication yards, as discussed in Note 15, Fair Value Measurements.

Depreciation and amortization expense and capital expenditures for the three months ended March 31, 2020 and 2019 were as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Depreciation and amortization:
NCSA	$8	$10
EARC	2	3
MENA	5	9
APAC	3	5
Storage Solutions	11	11
Corporate	15	20
Depreciation and amortization - continuing operations	44	58
Depreciation and amortization - discontinued operations	16	18
Total depreciation and amortization	$60	$76

Capital expenditures (1):
NCSA	$1	$3
EARC	-	-
MENA	5	3
APAC	3	5
Storage Solutions	-	1
Corporate	16	6
Capital expenditures - continuing operations	25	18
Capital expenditures - discontinued operations	-	-
Total capital expenditures	$25	$18

(1)

Capital expenditures reported represent cash purchases. At March 31, 2020 and 2019, we had approximately $47 million and $19 million, respectively, of accrued and unpaid capital expenditures reported in property, plant and equipment and accrued liabilities.

Segment assets for continuing operations and discontinued operations as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Segment assets (1):
NCSA	$1,657	$1,526
EARC	453	523
MENA	1,123	1,195
APAC	734	1,447
Storage Solutions	535	523
Corporate	1,347	1,044
Total assets - continuing operations	$5,849	$6,258
Total assets - discontinued operations	2,451	2,479
Total assets	$8,300	$8,737

(1)	Our marine vessels are included in the segment in which they were located as of the reporting date.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. This information should be read in conjunction with the unaudited Financial Statements and the Notes thereto included in Item 1 of this report and the audited Consolidated Financial Statements and the related Notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020 (the “2019 Form 10-K”).

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

These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	expectations relating to the duration, effects and ultimate outcome of the Chapter 11 cases;
•	the adequacy of our sources of liquidity and capital resources, including after entering into the DIP Credit Agreement and after completing the Exit Facilities;
•	implementation of strategies to reduce costs, increase operational efficiencies and lower our capital spending in connection with the COVID-19 pandemic;
•	future levels of revenues, operating margins, operating income (loss), cash flows, net income (loss) or earnings (loss) per share;
•	the outcome of project awards and scope, execution and timing of specific projects, including timing to complete and cost to complete these projects;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the effects of the Chapter 11 Cases on us and our various constituents, including our stockholders;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan of Reorganization;
•	uncertainties and risks associated with the completion of the Lummus Technology sale, which is a condition to consummation of the Plan of Reorganization;
•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•	the length of time we will operate under the Chapter 11 Cases;
•	attendant risks associated with restrictions on our ability to pursue some of our business strategies;
•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•	the potential adverse effects of the Chapter 11 Cases on our access to capital resources, including our continuing access to bilateral letter of credit facilities;
•	the cancellation of our common stock in the Chapter 11 Cases;
•	the impact of the NYSE delisting of our common stock on the liquidity and market price of our common stock;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases;
•	uncertainties regarding our ability to retain key personnel;
•	uncertainties regarding the reactions of our customers, subcontractors, prospective customers, suppliers and service providers to the Chapter 11 Cases; and
•	uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	risks associated with the COVID-19 pandemic and the response thereto;
•	the volatility of oil and gas prices;
•	decisions about capital investment to be made by oil and gas companies and other participants in the energy and natural resource industries, demand from which is the largest component of our revenues;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe the items we have outlined above are important factors that could cause estimates in our consolidated financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail in the 2019 Form 10-K and elsewhere in this report, including those mentioned under the caption “Risk Factors.” These factors are not necessarily all the factors that could affect us.  Unpredictable or unanticipated factors we have not discussed in this report and in the 2019 Form 10-K could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.  We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations.  We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

Recent Developments Affecting Industry Conditions and Our Business

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide.  The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, subcontractors, suppliers and other parties with whom we have business relations.  We have experienced some resulting disruptions to our business operations, as the pandemic has continued to spread through most of our markets.  For example, since mid-March, we have had to restrict access to our administrative offices around the world and quarantine personnel and assets as required by various governmental authorities and our own safety protocols.

Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers, subcontractors and other business counterparties.  We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ global operations to the best of our ability in the circumstances.  We have a Crisis Management Team for health, safety and environmental matters and personnel issues, and we have established a COVID-19 Response Team to address various impacts of the situation, as they have been developing.  We also have modified certain business practices (including those related to employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns.  Restrictions of this nature have caused, and may continue to cause, us or our subcontractors or other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines on EPCI or other projects to be missed.  We have received notices from some of our subcontractors, suppliers and other business counterparties, and provided notices to several customers, regarding performance or delivery delays resulting from the pandemic.  We are working to minimize these delays, as best as possible in the circumstances.  However, these actions may result in some disputes and could strain our relations with customers and others.  In general, our EPCI and other projects are long-term in nature and, to the extent financial investment decisions have already been made, we generally do not expect projects to be abandoned by our customers.  However, if and to the extent performance or other delays by us, our subcontractors, suppliers or other business counterparties result in material modifications or cancellations of the underlying contracts with customers, we could experience reductions in our currently reported backlog and in the anticipated conversion of backlog into revenues in future periods.  In addition, worsening economic conditions could result in reductions in backlog over time, which would impact our future financial performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

One of the impacts of the pandemic has been a significant reduction in global demand for oil and natural gas.  For example, global demand for oil has dropped by approximately 14 million barrels per day since mid-February.  This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries, or OPEC, and other foreign, oil-exporting countries.  The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies.  These industry conditions, coupled with those resulting from the COVID-19 pandemic, are expected to lead to significant global economic contraction generally and in our industry in particular.

We expect to see continued volatility in oil and natural gas prices for the foreseeable future, which may, over the long term, adversely impact our business.  A significant decline in exploration and development activities and related spending by our customers, whether due to decreases in demand or prices for oil and natural gas or otherwise, would have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded some benefits.  Our fabrication yards and customer construction sites generally have remained operational, and our vessels have continued to perform.  We have moved quickly to implement strategies to reduce costs, increase operational efficiencies and lower our capital spending.  In addition, as of March 31, 2020, we had $1.57 billion of cash, cash equivalents and restricted cash on our balance sheet, which remains available to support our operations.  We have not required any funding under any COVID-19-related, U.S. federal or other governmental programs to support  our operations, and we do not expect to have to utilize any such funding.  We have experienced some increased absenteeism in our hourly workforce, but, so far, we have not experienced any resulting problems that we have not been able to manage.  We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties.  The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, governmental authorities, customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. We expect to negotiate recovery of a significant portion of these estimated additional project costs from our customers, however we have not recognized such recovery in our current project cost estimates as of March 31, 2020.

For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.

Restructuring Support Agreement and Chapter 11 Proceedings

On January 21, 2020 (the “Petition Date”), McDermott and certain of its subsidiaries (collectively, the “Debtors”): (1) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with certain of their lenders, letter of credit issuers and holders of the 10.625% senior notes due 2024 (the “Senior Notes”) issued by certain of the Debtors and guaranteed by McDermott and certain of the other Debtors (such lenders, letter of credit issuers and holders of the Senior Notes are referred to as the “Consenting Parties”); and (2) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to pursue a joint prepackaged Chapter 11 Plan of Reorganization of the Debtors (the “Plan of Reorganization”). The Chapter 11 cases are being jointly administered under the caption In re McDermott International, Inc., Case No. 20-30336 (the “Chapter 11 Cases”). On March 14, 2020, the Bankruptcy Court issued an amended order (the “Confirmation Order”) approving the Debtor’s disclosure statement and confirming the second amended Plan of Reorganization. As of March 31, 2020, certain conditions precedent to consummation of the Plan of Reorganization and emergence from the Chapter 11 proceedings had not yet been met, and, as a result, we continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The key terms of the RSA include the following:

•	access to an aggregate $2.81 billion of debtor-in-possession financing, described below;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	equitization of funded debt held by senior secured term lenders for 94% of the equity of the reorganized McDermott;

•	commitments from certain of our lenders to provide letter of credit capacity during the Chapter 11 proceedings and upon emergence from the Chapter 11 proceedings in an exit facility;

•

sale of the Lummus Technology business for approximately $2.725 billion (subject to certain adjustments), the proceeds of which will fund a minimum cash balance of $820 million for the Debtors’ go-forward business and the repayment of the funded obligations under the DIP Credit Agreement, as defined and described below;

•

recovery to the holders of the Senior Notes of 6% of the equity of the reorganized McDermott (subject to certain dilution adjustments such as the Warrants (as defined in the RSA) and the Management Incentive Plan (as defined in the RSA)), Warrants and the right to participate in an equity rights offering;

•	reinstatement and assumption of all unsecured bi-lateral letter of credit facility obligations and surety obligations;

•	repayment in full or reinstatement of all unsecured trade claims;

•	assumption of all project-related executory contracts, with limited amendments;

•	payment in full of all administrative and priority claims; and

•	cancellation of all existing preferred and common equity interests.

The Debtors  filed the Bankruptcy Petitions and the initial Plan of Reorganization on January 21, 2020 to implement the key terms of the RSA.

On January 22, 2020, we submitted our amended Plan of Reorganization, and on January 30, 2020, we served a combined notice, which contained the RSA, a summary of the Plan of Reorganization, and information regarding key dates, to all known parties in interest, which informed recipients of (1) the commencement of Chapter 11 proceedings and (2) the Debtors’ intention to request a combined hearing to consider approval of the disclosure statement and confirmation of the Plan of Reorganization.

On February 29, 2020, we filed a supplement to the amended Plan of Reorganization (the “Plan Supplement”). The Plan Supplement included, among other things, a post-emergence governance term sheet, an assumed executory contract and unexpired lease list, a schedule of retained causes of action, and an exit facility term sheet.

On March 11, 2020, we filed the second amended joint prepackaged Plan of Reorganization and an amended Plan Supplement, which included drafts of the amended assumed executory contract and unexpired lease list and an amended schedule of retained causes of action.

On March 12, 2020, we filed a second amended Plan Supplement, which included drafts of an amended governance term sheet, a management incentive plan term sheet, a restructuring transactions memorandum, and a form of warrant agreement for the new Warrants.

On March 12, 2020, the Bankruptcy Court issued a confirmation order and, on March 14, 2020, issued an amended order approving the Debtors’ disclosure statement and approving the second amended joint prepackaged Plan of Reorganization.

While the Debtors received their binding court confirmation order, they will not exit from the Chapter 11 proceedings until they meet all of the conditions precedent to emergence from the Chapter 11 proceedings as described in the Plan of Reorganization. The remaining conditions to emergence from the Chapter 11 proceedings are summarized as follows:

•

the Debtors shall have achieved the target threshold of projected gross profit, letter of credit relief and project costs savings through employment of specified risk mitigation strategies (as defined in the Plan of Reorganization);

•	the Debtors shall have obtained all authorizations, consents, regulatory approvals, rulings or documents that are necessary to implement and effectuate the Plan of Reorganization;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

the final version of each of the Plan of Reorganization, the Definitive Documents (as defined in the Plan of Reorganization), and all documents contained in any supplement to the Plan of Reorganization shall not be modified in any manner inconsistent with the RSA;

•

the definitive documents in respect of the Lloyds LC Exit Facility (as defined in the Plan of Reorganization) and the Exit Facility Documents (as defined in the Plan of Reorganization) shall have been duly executed and delivered by all of the entities that are parties thereto and all conditions precedent (other than any conditions related to the occurrence of the Effective Date) to the effectiveness of the Exit Facilities (as defined below) shall have been satisfied or duly waived in writing in accordance with the terms of each of the Exit Facilities and the closing of each of the Exit Facilities and the Lloyds LC Exit Facility shall have occurred;

•

the final order approving the DIP Credit Facility (as defined in the Plan of Reorganization) shall remain in full force and effect and no event of default shall have occurred and be continuing thereunder;

•

no more than $50 million principal amount of Prepetition Secured Letters of Credit, the Lloyds Letters of Credit (as defined in the Plan of Reorganization) or the DIP Letters of Credit (other than cash collateralized letters of credit) shall have been drawn and unreimbursed in full in cash;

•

Reorganized McDermott shall have a minimum of $820 million of cash on its balance sheet (which amount shall not include cash held by the Debtors’ joint-venture affiliates or cash collateral securing the Cash Secured Letters of Credit, the Lloyds Letters of Credit and the DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization)) assuming normal working capital;

•

all professional fees and expenses of retained professionals that require the Bankruptcy Court’s approval shall have been paid in full or amounts sufficient to pay such fees and expenses after the Effective Date shall have been placed in a professional fee escrow account pending the Bankruptcy Court’s approval of such fees and expenses;

•	the Lummus Technology sale shall have been consummated;
•	the Debtors’ shall have filed a Notice of Anticipated Effective Date at least five days in advance of the Effective Date;
•	to the extent invoiced in accordance with the terms of the Plan of Reorganization, the payment in cash in full of the Restructuring Expenses; and
•

the Debtors shall have implemented the Restructuring Transactions and all transactions contemplated in the Restructuring Term Sheet in a manner consistent with the RSA (and subject to, and in accordance with, the consent rights set forth therein), the Restructuring Term Sheet and the Plan of Reorganization.

The confirmed Plan of Reorganization provides for, among other things, that the following holders of claims receive the following recovery on the Effective Date (unless such holder agrees to less favorable treatment):

•

holders of claims arising under the DIP Credit Agreement (as defined in “—Liquidity and Capital Resources”) shall be paid in full, in cash, on the Effective Date, from the proceeds of the Lummus Technology sale or, to the extent not paid in full from the proceeds of the Lummus Technology sale:

•

holders of claims arising under the DIP Term Loans (as defined in the Plan of Reorganization) other than the Make-Whole Amount (as defined in the Plan of Reorganization) shall receive cash on hand and proceeds from the Exit Facilities;

•

holders of claims arising under the DIP Term Loans constituting the Make-Whole Amount shall receive their respective pro rata shares of the term loans arising under the Make-Whole Tranche (as defined in the Plan of Reorganization); and

•

holders of claims arising under the drawn DIP Letters of Credit (as defined in the Plan of Reorganization) that have not been reimbursed in full in cash as of the Effective Date shall receive payment in full in cash;

•

holders of DIP Cash Secured Letters of Credit (as defined in the Plan of Reorganization) shall receive participation in the Cash Secured LC Exit Facility (as defined below) in amounts equal to their respective DIP Cash Secured Letter of Credit Claims (as defined in the Plan of Reorganization; provided that any such cash collateral in the DIP Cash Secured LC Account (as defined in the DIP Credit Facility) shall collateralize the Cash Secured LC Exit Facility);

•

holders of claims arising under the DIP Letters of Credit (other than the DIP Cash Secured Letters of Credit) shall receive participation in the Super Senior Exit Facility (as defined below) in amounts equal to their respective DIP Letter of Credit Facility commitments;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

 holders of claims arising under the (1) 2021 LC Facility (as defined in the Plan of Reorganization), (2) the 2023 LC Facility (as defined in the Plan of Reorganization), (3) the Revolving Credit Facility (as defined in the Plan of Reorganization) and (4) the Lloyds’ LC Facility (as defined in the Plan of Reorganization) shall receive participation rights in the Roll-Off LC Exit Facility (as defined below) or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization), depending upon the nature of such claims;

•

holders of claims arising under the Term Loan Facility and Credit Agreement Hedging Claims (as defined in the Plan of Reorganization), other than hedging obligations rolled into the DIP Facilities and the Exit Facilities, will receive pro rata shares of the Secured Creditor Funded Debt Distribution;

•

holders of claims arising under the Senior Notes will receive their pro rata shares of (a) 6% of the new common equity interests in the reorganized McDermott (the “New Common Stock”), plus additional shares of New Common Stock as a result of the Prepetition Funded Secured Claims Excess Cash Adjustment (as defined in the Plan of Reorganization), subject to dilution on account of the new Warrants and the Management Incentive Plan; and (b) the Warrants;

•	holders of general unsecured claims shall either (1) have their claims reinstated or (2) be paid in full in cash;

•

each existing equity interest in any of the Debtors other than McDermott shall be reinstated or cancelled, released and extinguished without any distribution at the Debtors’ election and with the consent of the Required Consenting Lenders (as defined in the Plan of Reorganization); and

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

The RSA also contemplates that, on or prior to the Effective Date, we will complete the Lummus Technology sale (primarily represented by our Technology reporting segment, which is now reported as a discontinued operation). In order to pursue the satisfaction of that requirement, we entered into a Share and Asset Purchase Agreement (the “SAPA”) with the buyer party thereto as a “stalking horse” bidder. On February 24, 2020, the Bankruptcy Court approved the selection of the stalking horse bidder and the contractual protections provided to that bidder, as well as the bidding procedures for the ultimate sale process. Under the terms of the SAPA, the stalking horse bidder agreed, absent any higher or otherwise better bid, to acquire the Lummus Technology business from us for a purchase price of $2.725 billion, subject to certain adjustments. If we had received any bids that were higher or otherwise better than the terms reflected in the SAPA, we were to conduct an auction for the Lummus Technology business. However, as we did not receive any qualified bid by the court-approved deadline, March 2, 2020, the auction was cancelled and we designated the stalking horse bid as the successful bid, thereby requiring the buyer to fund an additional deposit under the SAPA. The Lummus Technology sale pursuant to the SAPA was approved as part of the Confirmation Order.

The foregoing descriptions of the RSA, the Plan of Reorganization, the DIP Facilities and the SAPA are not complete and are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed as exhibits to the 2019 Form 10-K report.

Business Segments

On May 10, 2018, we completed our business combination with Chicago Bridge & Iron Co. N.V. (“CB&I”) through a series of transactions (the “Combination”). Following completion of the Combination, during the second quarter of 2018, we reorganized our operations into five business segments, which represented our reporting segments: North, Central and South America (“NCSA”); Europe, Africa, Russia and Caspian (“EARC”); the Middle East and North Africa (“MENA”); Asia Pacific (“APAC”); and Technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2019, we performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business were non-core for purposes of our vertically integrated offering model. This review initially identified our pipe fabrication and industrial storage tank businesses as non-core. We completed the sale of Alloy Piping Products (“APP”), a portion of the pipe fabrication business, during the second quarter of 2019 and we are continuing to pursue the sale of the remaining portion of the pipe fabrication business. In the third quarter of 2019, we terminated the previously announced sale process for our industrial storage tank business, as we concluded that the net cash proceeds from the sale, if completed, would likely be significantly below initial expectations. As a result of our decision to retain this business, starting January 1, 2020, we changed the structure of our internal organization and formed a new reporting segment for our industrial storage tank business (“Storage Solutions”).

The Plan of Reorganization requires that, on or prior to the Effective Date, the Debtors will complete the Lummus Technology sale (primarily represented by our former Technology reporting segment). The sale is expected to be completed on or prior to the Effective Date. We considered the operations of the Technology segment to be a discontinued operation in the first quarter of 2020, as the anticipated sale represents a strategic shift and will have a material effect on our operations and financial results. Accordingly, we now report financial results under five operating groups, which represent our reporting segments consisting of: NCSA; EARC; MENA; APAC; and Storage Solutions. We also report certain corporate and other non-operating activities under the heading “Corporate and Other.” Corporate and Other primarily reflects costs that are not allocated to our segments.

•

NCSA—Our NCSA segment designs, engineers and constructs upstream offshore oil and gas facilities, downstream oil & gas facilities and pipelines, gas-fired power plants, LNG import and export terminals and performs pipe and module fabrication. Our March 31, 2020 RPOs composition by product offering was 66% LNG, 21% Downstream, 10% Offshore and Subsea and 3% Power. We anticipate the majority of future opportunities over the intermediate term are likely to be in the U.S. LNG and petrochemical markets. Our March 31, 2020 RPOs distribution for this segment by contracting type was approximately 100% fixed-price.

•

EARC―Our EARC segment designs, engineers and constructs upstream offshore oil and gas facilities, downstream oil and gas facilities and pipelines, and LNG import and export terminals. Our March 31, 2020 RPOs composition by product offering was 71% LNG, 20% Offshore and Subsea and 9% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the downstream oil and gas markets in Russia and upstream and LNG projects in Africa.

•

MENA―Our MENA segment designs, engineers and constructs upstream and downstream offshore oil and gas facilities and pipelines and hydrocarbon processing facilities and performs pipe fabrication and manufacturing. Our March 31, 2020 RPOs composition by product offering was 96% Offshore and Subsea and 4% Downstream and was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in the Middle East offshore market.

•

APAC—Our APAC segment designs, engineers and constructs upstream offshore oil and gas facilities and pipelines, refining and petrochemical facilities, hydrocarbon processing facilities, and LNG import and export terminals. Our March 31, 2020 RPOs composition by product offering was 100% Offshore and Subsea, which was primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in India and Australia.

•

Storage Solutions —Our Storage Solutions segment is a leading designer and builder of  atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities. These storage solutions are for the oil and gas, power, water and wastewater, and metals and mining industries. Our March 31, 2020 RPOs were primarily comprised of fixed-price contracts. We anticipate the majority of future opportunities over the intermediate term are likely to be in natural gas liquids, petrochemical and LNG in the United States, gas development in the Middle East and LNG in Africa.

For financial information about our segments, see Note 22, Segment Reporting, to the accompanying Financial Statements.

Loss Projects

Our accrual of provisions for estimated losses as of March 31, 2020 and December 31, 2019 was approximately $131 million and $124 million, respectively.

In addition to loss projects previously reported in the 2019 Form 10-K, our ethane cracker project for a subsidiary of Total S.A., located in Port Arthur, Texas (the “Total ethane cracker project”), our Tyra Redevelopment EPCI project for another subsidiary of Total S.A., in the Danish sector of the North Sea (the “Total Tyra redevelopment project”), and our subsea field development project

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for Reliance Industries Ltd., off the east coast of India (the “Reliance subsea field development project”), were each in a substantial loss position as of March 31, 2020, due to increases in costs primarily driven by schedule prolongations caused by the COVID-19 pandemic.

Summary information for our significant ongoing loss projects as of March 31, 2020 is as follows:

Cameron LNG―At March 31, 2020, our U.S. LNG export facility project in Hackberry, Louisiana for Cameron LNG (being performed by our NCSA operating group) was approximately 94% complete on a post-Combination basis (approximately 98% on a cumulative basis) and had an accrued provision for estimated losses of approximately $20 million. In the first quarter of 2020, project operating margin was positively impacted by recognition of approximately $100 million of incentives related to the projected achievement of progress milestones. This improvement was partially offset by increases in cost estimates of approximately $12 million, primarily resulting from poor labor productivity and increases in construction and subcontractor costs, partially driven by schedule prolongations caused by the COVID-19 pandemic.

Freeport LNG―At March 31, 2020, Trains 1 & 2 of our U.S. LNG export facility project in Freeport, Texas for Freeport LNG (being performed by our NCSA operating group) were approximately 98.6% complete on a post-Combination basis (approximately 99.6% on a cumulative basis) and had an accrued provision for estimated losses of approximately $4 million. During the three months ended March 31, 2020, the project was negatively impacted by $13 million due to changes in cost estimates resulting from increases in construction and subcontractor costs.

Total ethane cracker project―At March 31, 2020, this project (being performed by our NCSA operating group) was approximately 86% complete and had an accrued provision for estimated losses of approximately $8 million. During the first quarter of 2020, the project was negatively impacted by changes in cost estimates of $47 million, partially driven by schedule prolongations caused by the COVID-19 pandemic.

Total Tyra redevelopment project― At March 31, 2020, this project (being performed by our EARC operating group) was approximately 62% complete and had an accrued provision for estimated losses of approximately $19 million. During the first quarter of 2020, the project was negatively impacted by changes in cost estimates of $9 million, primarily resulting from poor labor productivity and increases in construction and subcontractor costs driven by the impacts of the COVID-19 pandemic.

Reliance subsea field development project―At March 31, 2020, this project (being performed by our APAC operating group) was approximately 74% complete and had an accrued provision for estimated losses of approximately $11 million. During the first quarter of 2020, the project was negatively impacted by changes in cost estimates of $13 million, primarily resulting from poor labor productivity and increases in construction and subcontractor costs driven by the impacts of the COVID-19 pandemic.

Rota 3 pipeline project― At March 31, 2020, our project in Brazil involving the design and detailed engineering, procurement, construction and installation of a rigid concrete coated gas pipeline export system (being performed by our NCSA operating group) was approximately 75% complete and had an accrued provision for estimated losses of approximately $20 million. During the first quarter of 2020, the project was negatively impacted by charges of $8 million, due to changes in cost estimates ($6 million) and foreign exchange losses ($2 million). The project is expected to be completed in the second quarter of 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary information for our significant loss projects previously reported in the 2019 Form 10-K that are substantially complete as of March 31, 2020 is as follows:

Asheville power plant project―As of March 31, 2020, our power project located in Arden, North Carolina (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

Line 1 and Line 10―As of March 31, 2020, our subsea pipeline flowline installation project in support of the Ayatsil field offshore Mexico (being performed by our NCSA operating group) was approximately 99% complete, and the remaining accrued provision for estimated losses was not significant.

Review of Business Portfolio and Strategic Transactions

We performed a review of our business portfolio, which included businesses acquired in the Combination. Our review sought to determine if any portions of our business were non-core for purposes of our vertically integrated offering model. We completed the sale of Alloy Piping Products LLC, a portion of the pipe fabrication business, during the second quarter of 2019. We are continuing to pursue the sale of the remaining portion of the pipe fabrication business.

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

Contracts included in RPOs vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations. The timing of awards and differing types, sizes and durations of our contracts, combined with the geographic diversity and stages of completion of the associated projects, often results in fluctuations in our quarterly segment results as a percentage of total revenue. RPOs may not be indicative of future operating results, and projects in our RPOs may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in RPOs. It is possible that our estimates of profit could increase or decrease based on, among other things, changes in productivity, actual downtime and the resolution of change orders and claims with the customers, and therefore our future profitability is difficult to predict.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our RPOs by business segment as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019		Change (1)
	(Dollars in millions)
NCSA	$5,527	34%	$6,250	35%	$(723)	-12%
EARC	2,830	17%	3,089	17%	(259)	-8%
MENA	5,507	33%	5,890	33%	(383)	-7%
APAC	1,230	8%	1,450	8%	(220)	-15%
Storage Solutions	1,281	8%	1,340	7%	(59)	-4%
Total	16,375	100%	18,019	100%	(1,644)	-9%

(1)

Our RPOs decreased by $1.6 billion from December 31, 2019 to March 31, 2020, due to revenues of $1.9 billion recognized in the first quarter of 2020 exceeding new awards and change orders of $342 million.

Of the RPOs as of March 31, 2020, we expect to recognize revenues as follows:

	2020	2021	Thereafter
	(In millions)
Total RPOs	$5,854	$5,766	$4,755

Three months ended March 31, 2020 vs three months ended March 31, 2019

Revenue

Revenues decreased by 8%, or $157 million, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to a decrease in our NCSA segment, partially offset by increases in revenue in our EARC, MENA and APAC segments.

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)			Percentage
Revenues:
NCSA	$834	$1,225	$(391)	(32)%
EARC	214	139	75	54
MENA	423	353	70	20
APAC	227	130	97	75
Storage Solutions	208	216	(8)	(4)
Total	$1,906	$2,063	$(157)	(8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NCSA—Revenues decreased by 32%, or $391 million, compared to the first quarter of 2019.

In the first quarter of 2020, a variety of projects and activities contributed to revenues, including:

•

construction progress on our three U.S. LNG export facility projects (approximately $368 million combined), including incentive revenues recognized on our Cameron, Louisiana LNG export facility project; and

•	progress on various petrochemical, onshore and subsea EPCI and power projects.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	construction progress on our two U.S. LNG export facility projects (approximately $409 million combined);
•	construction progress on our ethane projects in Texas and Louisiana (approximately $335 million combined); and
•	various power projects in the United States.

EARC—Revenues increased by 54%, or $75 million, compared to the first quarter of 2019.

In the first quarter of 2020, a variety of projects and activities contributed to revenues, including:

•	progress on engineering, procurement and fabrication activities on the Total Tyra redevelopment project;
•	progress on the Mozambique LNG Development project;
•	progress on construction activities for a deep conversion complex built at a refinery in central Russia; and
•	progress on engineering and procurement activities on the BP Tortue EPCI project.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	progress on engineering and procurement activities on the Total Tyra redevelopment project;
•	ongoing procurement activities for an oil refinery expansion project in Russia; and
•	engineering, procurement and supply of process equipment for the deep conversion complex built at a refinery in central Russia.

MENA—Revenues increased by 20%, or $70 million, compared to the first quarter of 2019.

In the first quarter of 2020, a variety of projects and activities contributed to revenues, including:

•procurement and fabrication on the Saudi Aramco Marjan TP10 Platform project, awarded in the first quarter of 2019;
•procurement and fabrication on Qatar Gas North Field Production Sustainability project, awarded in the first quarter of 2019;
•Procurement, fabrication and marine on Qatar Gas North Field Expansion project, awarded in the second quarter of 2019;
•engineering and procurement on the Saudi Aramco Marjan Package 1 project, awarded in the second quarter of 2019;
•engineering and procurement progress on the Abu Dhabi National Oil Company (“ADNOC”) crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018; and
•various other projects.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	procurement, fabrication and marine activities on the Saudi Aramco Safaniya phase 6 project, awarded in the fourth quarter of 2017;
•	engineering and procurement activities on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017;
•	engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	close out activities on the substantially complete Saudi Aramco Safaniya phase 5 project.

APAC—Revenues increased by 75%, or 97 million, compared to the first quarter of 2019.

In the first quarter of 2020, a variety of projects and activities contributed to revenues, including:

•	the commencement of an early first gas offshore campaign by our DB30, NO 105 and LV 108 vessels in India;
•	commencement of the second offshore campaign on a subsea installation project offshore India;
•	progress on front-end engineering and design activities for a floating production unit for the Scarborough field gas development in Western Australia; and
•	various other projects.

In the first quarter of 2019, a variety of projects and activities contributed to revenues, including:

•	substantial completion of the initial offshore campaign by our DLV 2000 vessel on a subsea installation project in India; and
•	close out activities on a completed project and progress on various other projects.

Storage Solutions —Revenues decreased by 4%, or $8 million, compared to the first quarter of 2019.  Revenues during both periods were associated with atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities.

Segment Operating Results

Segment operating income in the first quarter of 2020 was $4 million compared to segment operating income of $159 million in the first quarter of 2019. Our segment operating results for the first quarter of 2020 were impacted by an approximately $91 million goodwill impairment associated with our EARC reporting segment. In addition, our operating results for the first quarter of 2020 were negatively impacted by approximately $79 million associated with schedule prolongations primarily caused by the COVID-19 pandemic, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements.

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)			Percentage
Segment operating income (loss):
NCSA	$15	$63	$(48)	(76)%
EARC	(9)	6	(15)	(250)
MENA	(19)	65	(84)	(129)
APAC	5	12	(7)	(58)
Storage Solutions	12	13	(1)	(8)
Total	$4	$159	$(155)	(97)%

NCSA—Segment operating income was $15 million in the first quarter of 2020 compared to segment operating income of $63 million in the first quarter of 2019.

In the first quarter of 2020, a variety of projects and activities contributed to operating income, including:

•	$100 million of incentives recognized on our Cameron, Louisiana LNG export facility project related to the projected achievement of progress milestones;
•	close-out improvements and settlements of claims on our substantially complete projects; and
•	progress on various ongoing projects.

These benefits were partially offset by net charges of approximately $115 million resulting from increases in cost estimates to complete several projects, as discussed in Note 6, Project Changes in Estimates, to the accompanying Financial Statements, including charges on our loss projects, as discussed above under the caption “Company Overview—Loss Projects.” Included in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$115 million of increases in cost estimates was approximately $39 million that we estimate to be the impact of schedule prolongations primarily driven by the COVID-19 pandemic.

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

EARC— Segment operating loss was $9 million in the first quarter of 2020 compared to segment operating income of $6 million in the first quarter of 2019.

The first quarter of 2020 operating loss was due to increases in cost estimates to complete several projects, primarily related to the impact of the schedule prolongations driven by the COVID-19 pandemic, including the impact on the Total Tyra redevelopment project, as discussed above under the caption “Company Overview—Loss Projects. ”

These deteriorations were partially offset by operating income contributed by a variety of projects and activities, including:

•	progress on the Mozambique LNG Development project;
•	progress on engineering and procurement activities on the BP Tortue EPCI project; and
•	progress on construction activities for a deep conversion complex built at a refinery in central Russia.

In the first quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	progress on engineering and procurement activities on the Total Tyra redevelopment project;
•	ongoing procurement activities for an oil refinery expansion project in Russia; and
•	set-up activities and preparation of long-lead items on the BP Tortue EPCI project.

MENA— Segment operating loss was $19 million in the first quarter of 2020 compared to segment operating income of $65 million in the first quarter of 2019.

The first quarter of 2020 operating loss was due to: (1) increases in cost estimates to complete several projects, primarily related to the impact of the schedule prolongations driven by the COVID-19 pandemic; and (2) hook-up cost overruns on the Bul Hanine EPCI project for Qatar Petroleum, awarded in the fourth quarter of 2017.

These deteriorations were partially offset by operating income contributed by a variety of projects and activities, including:

•engineering and procurement progress on the ADNOC crude flexibility project in Ruwais, UAE, awarded in the first quarter of 2018;
•engineering and procurement on the Saudi Aramco Marjan Package 1 project, awarded in the second quarter of 2019;
•hookup, engineering, fabrication and procurement on the Saudi Aramco Berri Well head platforms and pipelines project, awarded in the second quarter of 2016; and •progress on various ongoing projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2019, a variety of projects and activities contributed to operating income, including:

•	procurement, fabrication and marine activities on the Saudi Aramco Safaniya phase 6 project, awarded in the fourth quarter of 2017, as well as cost savings on the project;
•	close-out activities and cost savings on the substantially complete Saudi Aramco Safaniya phase 5 project;
•	engineering, procurement and construction progress on the LIWA EPC project for ORPIC, as well as cost savings on the project;
•	engineering and procurement progress on ADNOC crude flexibility projects in Ruwais, UAE, awarded in the first quarter of 2018; and
•	income from our unconsolidated joint venture with CTCI Corporation.

APAC—Segment operating income was $5 million and $12 million in the first quarters of 2020 and 2019, respectively.

In the first quarter of 2020, a variety of projects and activities contributed to operating income, including:

•	the commencement of an early first gas offshore campaign by our DB30, NO 105 and LV 108 vessels in India; and
•	progress on front-end engineering and design activities for a floating production unit for the Scarborough field gas development in Western Australia.

The operating income was partially offset by increases in cost estimates to complete several projects, primarily due to the impact of schedule prolongations driven by the COVID-19 pandemic, including the impact on our Reliance subsea field development project, as discussed above under the caption “Company Overview—Loss Projects.”

In the first quarter of 2019, cost savings and close-out activities on completed projects contributed to operating income, partially offset by cost increases and weather downtime on various projects.

Storage Solutions —Segment operating income was $12 million and $13 million in the first quarters of 2020 and 2019, respectively.  In both periods, operating income was associated with atmospheric and refrigerated storage vessels and terminals and water storage and treatment facilities.

Other Items in Operating Income

Corporate and Other

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)			Percentage
Corporate and Other	$(964)	$(184)	$(780)	(424)%

Our Corporate operating results in the three months ended March 31, 2020, include $884 million of impairment charges recognized as a result of the impact of the COVID-19 pandemic and significant decline in oil and gas prices.

The indicators of impairment were present for our global use vessels (DLV 2000, NO 102, NO 102 and LV108), our Emerald Sea vessel, used in our MENA segment, four derrick barges, servicing our NCSA, MENA and APAC segments, and three fabrication yards in Altamira, Mexico, Batam, Indonesia and Jebel Ali, Saudi Arabia.

Our tests resulted in impairments to all vessels, derrick barges and the Altamira fabrication yard. We determined the aggregate carrying value of these assets (approximately $1.34 billion) was in excess of their estimated fair values, ($463 million), and recorded an $881 million impairment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, during the first quarter of 2020, we made a decision to exit one of our leased spoolbase facilities by June 2020. In connection with this decision we tested the recoverability of the fixed assets located at this facility and determined that the assets were impaired by approximately $3 million. The remaining carrying amount of fixed assets at that facility is not material.

See Note 15, Fair Value Measurements, to the accompanying Financial Statements, for further discussion.

Goodwill Impairment

In the first quarter of 2020, we recognized goodwill impairment of $91 million associated with our EARC reporting segment, as discussed in Note 8, Goodwill and Other Intangible Assets, to the accompanying Financial Statements.

Other Non-operating Items

Interest expense, net—Interest expense, net was $56 million and $92 million in the first quarters of 2020 and 2019, respectively.

Interest expense in first quarter of 2020 was primarily comprised of:

•	$20 million associated with a change in the fair value of our interest rate swap arrangement (see Note 16, Derivative Financial Instruments, to the accompanying Financial Statements);
•	$9 million of interest expense associated with the Term Facility, for the period from January 1, 2020 through the Petition Date;
•	$9 million of interest associated with the Senior Notes, for the period from January 1, 2020 through the Petition Date;
•	$8 million of DIC amortization associated with letters of credit arrangements; and
•	$6 million of interest associated with Superpriority Credit Agreement, incurred prior to the Petition Date, discussed below.

For further discussion of our financing arrangements see Note 11, Debt, to the accompanying Financial Statements and “—Liquidity and Capital Resources.”

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

Income tax benefit—During the three months ended March 31, 2020, we recognized an income tax expense for continuing operations of $8 million (effective tax rate of -1%), compared to a tax benefit of $21 million (effective tax rate of 18%) for the three months ended March 31, 2019. The lower effective tax rate was due to losses in jurisdictions with no tax benefit and the change in valuation allowance.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the Credit Agreement, the Letter of Credit Agreement, the Superpriority Credit Agreement (as defined and described below) and the Senior Notes. However, the ability of the creditors to exercise remedies under the agreements was stayed upon commencement of the Chapter 11 Cases, subject to certain limited exceptions provided by the Bankruptcy Code.

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided the Debtors with superpriority debtor-in-possession financing pursuant to the DIP Credit Agreement.  The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,065 million under a term loan facility, consisting of (a) a $550 million tranche made available on January 23, 2020, (b) a $650 million tranche made available upon entry of the Final DIP Order (as defined in the RSA) on February 26, 2020, (c) an $800 million tranche consisting of the principal amount of term loans outstanding under the New Term Facility (defined below) under our Superpriority Credit Agreement (defined below) and $21 million of accrued interest and fees related to term loans outstanding under the New Term Facility under our Superpriority Credit Agreement (defined below) and the New LC Facility (defined below) under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing on January 23, 2020, (b) $243 million that was made available upon entry of the Final DIP Order on February 26, 2020 and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”).  The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds from the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

In addition to the DIP Facilities, the RSA contemplates that the Debtors will (a) conduct a non-backstopped equity rights offering (the “Rights Offering”) and (b) on the Effective Date, enter into new exit credit facilities (the “Exit Facilities”), consisting of (1) a super senior exit facility comprised of a letter of credit facility in an amount of $743 million (the “Super Senior Exit Facility”); (2) a super senior term loan facility in an amount of any portion of the Make-Whole Amount (as defined in the Plan of Reorganization) outstanding and not repaid at emergence (the “Make-Whole Exit Facility”); (3) a senior secured letter of credit exit facility in an amount up to $1.326 billion for new letters of credit (the “Senior LC Exit Facility”); (4) a senior secured letter of credit exit facility reflecting existing letters of credit (the “Roll-Off LC Exit Facility” and, together with the Super Senior Exit Facility and the Senior LC Exit Facility, the “LC Exit Facilities”); (5) a senior secured term loan facility in an amount of $500 million of take-back debt (the “Term Loan Exit Facility”); and (6) a cash secured letter of credit exit facility in an amount up to $371 million (the “Cash Secured LC Facility”). The aggregate amount of commitments under the LC Exit Facilities and the Cash Secured LC Exit Facility will be approximately $2.4 billion.

The RSA contemplates that the Exit Facilities will contain customary affirmative and negative covenants of the Debtors, including the ability to incur additional indebtedness. An exception is that the Debtors can enter into a revolving loan facility, subject to the terms to be mutually agreed, in a principal amount up to $450 million, provided that, on the date such facility is entered into, (1) the Super Senior Exit Facility has been terminated, (2) the Debtors shall have, as of the last day of the most recently ended fiscal quarter prior to such date (the “Test Date”) on a pro-forma basis, a minimum fixed charge coverage ratio at a level to be mutually agreed and (3) the Debtors shall have, as of the Test Date on a pro-forma basis, a maximum “contingent leverage” ratio at a level to be mutually agreed.

As required under the RSA, the Debtors were required to conduct the Rights Offering. Upon filing the Bankruptcy Petitions, the Rights Offering procedures and related materials were also filed. On February 7, 2020, we commenced the Rights Offering, which had an expiration date of February 19, 2020. However, as no subscriptions were made, no shares of the Reorganized Debtors were

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

scheduled to be issued in connection with the Rights Offering. The costs associated with the offering were not material and were expensed, as no further benefit will be recognized.

The Plan of Reorganization requires that, on or prior to the Effective Date, the Debtors will complete the Lummus Technology sale (primarily represented by our Technology reporting segment). Under the terms of the SAPA, the buyer party thereto agreed, subject to certain conditions, to acquire the Lummus Technology business for a purchase price of $2.725 billion, subject to certain adjustments. On February 24, 2020, the Bankruptcy Court approved the selection of the buyer and the contractual protections provided to the buyer under the Purchase Agreement, as well as the bidding procedures for the ultimate sale process. In connection with the entry of the Confirmation Order, the Bankruptcy Court approved the Lummus Technology sale. The sale is expected to be completed on or prior to the Effective Date. As of March 31, 2020, pursuant to the SAPA, the buyer has deposited $200 million in a third-party escrow account.

There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations, our ability to continue to access the DIP Facilities and our ability to sell non-core assets, at reasonable terms or at all, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

The accompanying Financial Statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying Financial Statements. Further, the Plan of Reorganization and the adoption of fresh-start accounting could materially change the amounts and classifications of assets and liabilities reported in the accompanying Financial Statements. The accompanying Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

As a result of our financial condition, the defaults under our debt agreements and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. We believe that, once we complete the Lummus Technology sale and successfully implement the Plan of Reorganization, among other factors, the currently existing substantial doubt regarding our ability to continue as a going concern would be alleviated.

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2020, we had approximately $1.574 billion of cash, cash equivalents and restricted cash, as compared to $1.183 billion as of December 31, 2029. Approximately $239 million of our cash and cash equivalents as of March 31, 2020 was within our variable interest entities (“VIEs”) associated with our joint venture and consortium arrangements, which is generally only available for use in our operating activities when distributed to the joint venture and consortium participants. As of March 31, 2020, we had approximately $402 million of cash in jurisdictions outside the U.S., principally in Italy, the United Arab Emirates, China, Ireland and the Netherlands. As of March 31, 2020, approximately 1.8% of our outstanding cash balance is held in countries that have established government-imposed currency restrictions that could impede the ability of our subsidiaries to transfer funds to us.

Cash Flow Activities

Operating activities―Net cash used in operating activities in the three months ended March 31, 2020 and 2019 was $(695) million and ($244) million, respectively.

The cash used in operating activities primarily reflected our net loss, adjusted for non-cash items and changes in components of our working capital. The changes in our working capital during the three months ended March 31, 2020 primarily reflected changes in accounts receivable, contracts in progress, net of advance billings on contracts, and accounts payable. Working capital is impacted by the size of our projects and the achievement of billing milestones on RPOs as we complete different phases of our projects.

In the three months ended March 31, 2020, net cash used by working capital was approximately $508 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $307 million, due to the impact of progress on projects and advance billings, primarily within our NCSA, EARC and APAC segments; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

~~•~~	Accounts payable—a decrease of $293 million, driven by the paydown of accounts payable that were overdue as a result of recent financial distress.

This increase was partially offset by:

•	Accounts receivable—a net decrease of $92 million, due to collections in our NCSA, EARC, MENA and Storage Solutions segments, partially offset by billings in our APAC segment.

In the three months ended March 31, 2019, net cash used by working capital was approximately $368 million.

The components of working capital that used cash were:

•

Contracts in progress/Advance billings on contracts—a net increase of $638 million, primarily due to the impact of progress on projects within our NCSA segment (including approximately $296 million used for the Cameron and Freeport LNG projects) and projects within our EARC and MENA segments; and

•	Accounts receivable—a net increase of $87 million, primarily due to billings in our NCSA, APAC and Technology segments, partially offset by collections within our EARC and MENA segments.

This increase was partially offset by:

~~•~~	Accounts payable—an increase of $357 million, primarily driven by project progress across all segments and Corporate.

Investing activities― Net cash used in investing activities in the three months ended March 31, 2020 was $85 million and was primarily associated with:

•

outflows from advances of $57 million with our third-party consortium participants of proportionately consolidated consortiums (see Note 9, Joint Venture and Consortium Arrangements, to the accompanying Financial Statements); and

•	capital expenditures of $25 million.

Net cash used in investing activities in the three months ended March 31, 2019 was $133 million and was primarily associated with:

•	net outflows from advances of $114 million with our third-party consortium participants of proportionately consolidated consortiums; and
•	capital expenditures of $18 million.

Financing activities―Net cash provided by financing activities in the three months ended March 31, 2020 was approximately $1.2 billion and was primarily attributable to:

•	$1.2 billion of borrowings under the DIP Term Facility; and
•	$69 million of net inflows attributable to advances from our equity-method joint ventures and proportionately consolidated consortiums.

The inflows were partially offset by payments of $87 million of professional fees associated with DIP Credit Agreement.

Net cash provided by the financing activities in the three months ended March 31, 2019 was approximately $277 million and was primarily attributable to:

•	$178 million of net borrowings under the Revolving Credit Facility; and
•	$116 million of net inflows attributable to advances from our equity-method joint ventures and proportionately consolidated consortiums.

The inflows were partially offset by:

•	$6 million of Term Facility payments and $2 million of capital lease payments;
•	$5 million of distributions to a former joint venture member; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	$4 million of repurchases of common stock tendered by participants in our long-term incentive plans for payment of applicable withholding taxes upon vesting of awards under those plans.

Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash—During the first three months of 2020, our cash, cash equivalents and restricted cash balance decreased by $3 million, due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the South African Rand and Czech Koruna exchange rates. The net unrealized loss on our cash, cash equivalents and restricted cash resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of Other comprehensive income (loss). Our cash, cash equivalents and restricted cash held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies.

During the first quarter of 2019, our cash, cash equivalents and restricted cash balance decreased by $6 million, due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates.

Credit and Other Financing Arrangements

Debtor-in-Possession Financing

In connection with the RSA and the Chapter 11 Cases, certain Consenting Parties or their affiliates provided the Debtors with superpriority debtor-in-possession financing pursuant to a new credit agreement (the “DIP Credit Agreement”). The DIP Credit Agreement provides for, among other things, term loans and letters of credit in an aggregate principal amount of up to $2.81 billion, including (1) up to $2,065 million under a term loan facility, consisting of (a) a $550 million tranche made available on January 23, 2020, (b) a $650 million tranche made available upon entry of the Final DIP Order (as defined in the RSA) on February 26, 2020, (c) an $800 million tranche consisting of the principal amount of term loans outstanding under the New Term Facility (defined below) under our Superpriority Credit Agreement (defined below) and $21 million of accrued interest and fees related to term loans outstanding under the New Term Facility under our Superpriority Credit Agreement and the New LC Facility (defined below) under our Superpriority Credit Agreement, in each case that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order and (d) a $44 million tranche consisting of the make-whole amount owed to the lenders under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP Term Facility”) and (2) up to $743 million under a letter of credit facility consisting of (a) $300 million made available at closing on January 23, 2020, (b) $243 million that was made available upon entry of the Final DIP Order on February 26, 2020 and (c) $200 million amount of term loans outstanding under Tranche A and Tranche B of the New LC Facility under our Superpriority Credit Agreement that was rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order (the “DIP LC Facility” and, together with the DIP Term Facility, the “DIP Facilities”). The Final DIP Order was entered by the Bankruptcy Court on February 24, 2020. We intend to use proceeds from the DIP Facilities to, among other things: (1) pay certain fees, interest, payments and expenses related to the Chapter 11 Cases; (2) pay adequate protection payments; (3) fund our working capital needs and expenditures during the Chapter 11 proceedings; (4) fund the Carve-Out (as defined below), which accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases; and (5) pay fees and expenses related to the transactions contemplated by the DIP Facilities.

The make-whole amount of $44 million referred to above was recognized at the accreted value using the effective interest method and was approximately $11 million as of March 31, 2020.

As of March 31, 2020, there was approximately $350 million in aggregate face amount of letters of credit outstanding under the DIP LC Facility.

In the first quarter of 2020, we paid approximately $87 million of fees and expenses related to the establishment of the DIP Credit Agreement, which were recognized in our Statement of Operations for the three months ended March 31, 2020 in the line item “Reorganization items, net.”

All loans outstanding under the DIP Term Facility bear interest at an adjusted LIBOR rate plus 9.00% per annum. All undrawn letters of credit under the DIP LC Facility (other than cash secured letters of credit) bear interest at a rate of 9.00% per annum. During the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Debtor-in-Possession Financial Covenants—The DIP Facilities include the following financial covenants:

•

as of any Variance Testing Date (as defined in the DIP Facilities), we shall not allow (1) our aggregate cumulative actual total receipts for such variance testing period to be less than the projected amount therefor set forth in the most recently delivered Approved Budget (as defined in the DIP Facilities) by more than 15%, (2) our aggregate cumulative actual total disbursements (A) for the variance testing period to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than 15% and (B) for each week within such variance testing period, to exceed the projected amount therefor set forth in the most recently delivered Approved Budget by more than (x) 20%, with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period, and (3) our aggregate cumulative actual vendor disbursements and JV infusions with respect to the Specified Projects (as defined in the DIP Facilities) to exceed the projected amount therefore set forth in the most recently delivered Approved Budget by more than 15% for such variance testing period and for each week within such variance testing period by more than (x) 20% with respect to each of the first week and on a cumulative basis for the two-week period ending with the second week of such variance testing and (y) 15% on a cumulative basis with respect to the three-week period ending with the third week and the four week period ending with the fourth week, in each case of such variance testing period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

beginning with the fiscal quarter ended December 31, 2019, the Project Charges (for specific projects as defined in the DIP Facilities) for the most recently ended fiscal quarter for which consolidated financial statements have been delivered pursuant to the DIP Facilities shall not be more than the maximum amount set for the below as set forth opposite such ended fiscal quarter:

Test Period End Date	Maximum Project Charges (In millions)
December 31, 2019	$260
March 31, 2020	50
June 30, 2020	50
September 30, 2020	40
December 31, 2020	30

As of March 31, 2020 and December 31, 2019, we were in compliance with our maximum project charges covenant under the DIP Facilities.

The DIP Facilities contain certain events of default we believe to be customary in debtor-in-possession financings, including: (1) conversion of the Chapter 11 Cases to a Chapter 7 case; (2) appointment of a trustee, examiner or receiver in the Chapter 11 Cases; and (3) the final order not being entered by the Bankruptcy Court within 35 days of the interim order relating to the DIP Facilities.

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

The Superpriority Credit Agreement provided for borrowings and letters of credit in an aggregate principal amount of $1.7 billion, consisting of (1) a $1.3 billion term loan facility (the “New Term Facility”) and (2) a $400 million letter of credit facility (the “New LC Facility”).

As of December 31, 2019, we had $800 million in borrowings outstanding under the New Term facility and there were $200 million of letters of credit issued (or deemed issued) under the New LC Facility. As discussed in “—Debtor-in-Possession Financing” above, these amounts were rolled up from the Superpriority Credit Agreement and deemed issued under the DIP Credit Agreement upon entry of the Final DIP Order.

Certain features within the Superpriority Credit Agreement were identified as embedded derivatives and, therefore, bifurcated as of December 31, 2019. The fair value of the embedded derivatives, which was determined using a discounted cash flow approach, was $60 million as of October 21, 2019. The embedded derivatives were recognized as a reduction to the debt outstanding under the Superpriority Credit Agreement and recorded in accrued liabilities. The reduction of $60 million to the debt is being accreted using the effective interest rate method and was approximately $37 million as of March 31, 2020. The change in the value of the discount of $17 million was recognized in “Interest expense, net” in our Statement of Operations for the three months ended March 31, 2020.

The fair value of the embedded derivatives, re-measured as of March 31, 2020, was de minimis and was $28 million as of December 31, 2019. The impact of the reduction in the fair value of $28 million has been recorded in “Interest expense, net” attributable to our discontinued operations for the three months ended March 31, 2020, as discussed in Note 4, Discontinued Operations, to the accompanying Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Agreement

On May 10, 2018, we entered into a Credit Agreement (as amended to date, the “Credit Agreement”) with a syndicate of lenders and letter of credit issuers, Barclays Bank PLC, as administrative agent for a term facility under the Credit Agreement, and Crédit Agricole Corporate and Investment Bank, as administrative agent for the other facilities under the Credit Agreement. The Credit Agreement provides for borrowings and letters of credit in the aggregate principal amount of $4.7 billion, consisting of the following:

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

The Credit Agreement provided that:

•

Term Facility Letters of Credit could be issued in an amount up to the amount on deposit in the LC Account ($319.7 million at December 31, 2019), less an amount equal to approximately 3% of such amount on deposit (to be held as a reserve for related letter of credit fees), not to exceed $310 million;

•	subject to compliance with the financial covenants in the Credit Agreement, the full amount of the Revolving Credit Facility was available for revolving loans;
•

subject to our utilization in full of our capacity to issue Term Facility Letters of Credit, the full amount of the Revolving Credit Facility was available for the issuance of performance letters of credit and up to $200 million of the Revolving Credit Facility was available for the issuance of financial letters of credit; and

•	the full unused amount of the LC Facility was available for the issuance of performance letters of credit.

Term Facility and Revolving Credit Facility post-Petition Date status—As of March 31, 2020, we had $2.2 billion of borrowings outstanding under the Term Facility and $801 million outstanding under the Revolving Credit Facility. The commencement of the Chapter 11 Cases constituted events of default that accelerated our obligations under the Credit Agreement. However, the ability of the lenders to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

In accordance with Plan of Reorganization provisions, the Term Facility and Revolving Credit Facility are subject to compromise as the lenders are projected to receive less than 100% of their claim. Terms of the RSA contemplate equitization of funded debt held by senior secured term lenders for 94% of the reorganized McDermott.

As of March 31, 2020, the Term Facility and Revolving Credit Facility and associated accrued and unpaid interest and allowed claims have been included in “Liabilities subject to compromise” in our Balance Sheet (see Note 3, Reorganization, to the accompanying Financial Statements).

Term Facility Letters of Credit, Revolving Credit Facility Letters of Credit and LC Facility post-Petition Date status—As of March 31, 2020, there were approximately $280 million letter of credit (including $55 million of financial letters of credit), $194 million of letters of credit outstanding (including $49 million of financial letters of credit) and approximately $1.146 billion of letters of credit outstanding under the Term Facility Letters of Credit, Revolving Credit Facility and LC facility, respectively.

We are charged a 5% participation fee on any outstanding letter of credit for any newly issued letter of credit and with respect to any increase in the amount of any existing letter of credit. We are also required to pay customary issuance fees and other fees and expenses in connection with the issuance of letters of credit under the Credit Agreement.

Pursuant to the plan of Reorganization, holders of claims under these letter of credit facilities will receive participation rights in the Roll-Off LC Exit Facility or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Letter of Credit Agreement

On October 30, 2018, we, as a guarantor, entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., each a wholly owned subsidiary of ours, as co-applicants, and Barclays Bank PLC, as administrative agent. The Letter of Credit Agreement provides for a facility for extensions of credit in the form of performance letters of credit in the aggregate face amount of up to $230 million (the “$230 Million LC Facility” or the “2021 LC Facility”). The $230 Million LC Facility is scheduled to expire in December 2021. The obligations under the Letter of Credit Agreement are unconditionally guaranteed on a senior secured basis by us and substantially all of our wholly owned subsidiaries, other than the co-applicants (which are directly obligated thereunder) and several captive insurance subsidiaries and certain other designated or immaterial subsidiaries.  The liens securing the $230 Million LC Facility will rank equal in priority with the liens securing obligations under the Credit Agreement.  The Letter of Credit Agreement includes financial and other covenants and provisions relating to events of default that are substantially the same as those in the Credit Agreement. As of March 31, 2020, there were approximately $228 million of letters of credit issued (or deemed issued) under the Letter of Credit Agreement.

Pursuant to the Plan of Reorganization, holders of claims under the Letter of Credit Agreement shall receive participation rights in the Roll-Off LC Exit Facility or receive their respective pro rata shares of the Secured Creditor Funded Debt Distribution (as defined in the Plan of Reorganization).

Senior Notes

On April 18, 2018, we issued $1.3 billion in aggregate principal of 10.625% senior notes due 2024 (the “Senior Notes”), pursuant to an indenture we entered into with Wells Fargo Bank, National Association, as trustee. Interest on the Senior Notes was payable semi-annually in arrears, and the Senior Notes were scheduled to mature in May 2024.

The commencement of the Chapter 11 Cases constituted events of default that accelerated our obligations to Senior Notes holders. However, the ability of the holders to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed. Terms of the RSA contemplate recovery to the holders of the Senior Notes of 6% of the equity of the reorganized McDermott (subject to certain dilution adjustments, such as for the Warrants and the Management Incentive Compensation Plan) and the right to participate in the Rights Offering.

The Senior Notes and the associated accrued and unpaid interest as of the Petition Date have been included in the “Liabilities subject to compromise” in our Balance Sheet as of March 31, 2020.

Other Financing Arrangements

North Ocean (“NO”) Financing―On September 30, 2010, McDermott International, Inc., as guarantor, and NO 105 AS, one of our subsidiaries, as borrower, entered into a financing agreement to pay a portion of the construction costs of the NO 105. Borrowings under the agreement are secured by, among other things, a pledge of all of the equity of NO 105 AS, a mortgage on the NO 105, and a lien on substantially all of the other assets of NO 105 AS. As of March 31, 2020, the outstanding borrowing under this facility was approximately $8 million and is scheduled to mature in October 2020.

Structured Equipment Financing―In the second quarter of 2019, we entered into a $37 million uncommitted revolving re-invoicing facility for the settlement of certain equipment supplier invoices. As of March 31, 2020, we had approximately $35 million outstanding under this arrangement, with original repayment obligations maturing in January 2020. In March 2020, we entered into an agreement to modify the repayment schedule and expect to settle approximately $5.7 million monthly, beginning June 2020, with full settlement expected in November 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Uncommitted Facilities—We are party to a number of short-term uncommitted bilateral credit facilities and surety bond arrangements (the “Uncommitted Facilities”) across several geographic regions, as follows:

	March 31, 2020		December 31, 2019
	Uncommitted Line Capacity	Utilized	Uncommitted Line Capacity	Utilized
	(In millions)
Bank Guarantee and Bilateral Letter of Credit (1)	$1,688	$1,098	$1,842	$1,293
Surety Bonds (2)	747	625	835	601

(1)	Approximately $175 million of this capacity is available only upon provision of an equivalent amount of cash collateral.

(2)

Excludes approximately $272 million of surety bonds maintained on behalf of CB&I’s former Capital Services Operations, which were sold to CSVC Acquisition Corp (“CSVC”) in June 2017. We also continue to maintain guarantees on behalf of CB&I’s former Capital Services Operations business, and we are entitled to an indemnity from CSVC for the surety bonds and guarantees.

The financial institutions that provide the Uncommitted Facilities have no obligation to issue letters of credit or bank guarantees, or to post surety bonds, on our behalf, and they may be able to demand that we provide them with cash or other collateral to backstop these liabilities.

Finance Lease Obligation

Our finance leases as of March 31, 2020 and December 31, 2019, included the lease of the Amazon, a pipelay and construction vessel, which was purchased by us in February 2017, sold to an unrelated third party (the “Amazon Owner”) and leased back under a long-term bareboat charter that gave us the right to use the vessel. This lease was recorded as an operating lease. On July 27, 2018, we entered into agreements (the “Amazon Modification Agreements”) providing for certain modifications to the Amazon vessel and related financing and amended bareboat charter arrangements. The total cost of the modifications, including project management and other fees and expenses, is expected to be in the range of approximately $295 million to $325 million. The Amazon Owner is expected to fund the cost of the modifications primarily through an export credit-backed senior loan provided by a group of lenders, supplemented by expected direct capital expenditures by us of approximately $80 million over the course of the modifications. The amended bareboat charter arrangement is accounted for as a finance lease, recognizing Property, plant and equipment and Lease obligation for the present value of future minimum lease payments. The cost of modifications will be recorded in Property, plant and equipment with a corresponding liability for direct capital expenditures not incurred by us. The finance lease obligation will increase upon completion of the modifications and funding by the Amazon Owner. As of March 31, 2020 and December 31, 2019, Property, plant and equipment, net included a $49 million asset (net of accumulated amortization of $6 million) and a finance lease liability of approximately $44 million and $46 million, respectively, associated with the Amazon vessel.

The commencement of the Chapter 11 Cases constituted events of default under the Amazon charter. However, the ability of the owners to exercise remedies was stayed upon commencement of the Chapter 11 Cases and continues to be stayed.

Redeemable Preferred Stock

On November 29, 2018, we completed a private placement of (1) 300,000 shares of 12% Redeemable Preferred Stock, par value $1.00 per share (the “Redeemable Preferred Stock”), and (2) Series A Warrants (the “Series A Warrants”) to purchase approximately 6.8 million shares of our common stock, with an initial exercise price per share of $0.01, for aggregate proceeds of $289.5 million, before payment of approximately $18 million of directly related issuance costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 21, 2019, in connection with our entering into, among other agreements, the Superpriority Credit Agreement, we entered into a consent and waiver agreement (the “Consent and Waiver Agreement”) with the holders of the Redeemable Preferred Stock. Pursuant to the Consent and Waiver Agreement, we agreed to, among other things: (1) issue to the holders of the Redeemable Preferred Stock shares of Redeemable Preferred Stock in an aggregate amount equal to 3.0% of the Accreted Value; and (2) issue an additional number of Series A Warrants to purchase Common Stock with an initial exercise price per share of $0.01, subject to certain adjustments equal to the product of 1.5% times the total number of shares of Common Stock outstanding as of October 21, 2019. In addition, we agreed to increase the Dividend Rate and the PIK Dividend Rate to 14.0% per annum and 15.0% per annum, respectively, per share of Redeemable Preferred Stock. The Consent and Waiver Agreement allowed us to incur the indebtedness and other obligations pursuant to Tranche A under the Superpriority Credit Agreement.  Additionally, on December 1, 2019, we entered into a second consent and waiver agreement, which allowed us to incur additional indebtedness under the Superpriority Credit Agreement.

The provisions of the RSA and the Plan of Reorganization contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of the Redeemable Preferred Stock and the Series A Warrants, will be entitled to no recovery relating to those equity interests.

As of March 31, 2020, the Redeemable Preferred Stock balance was $294 million, adjusted for accretion and PIK dividends of approximately $48 million accrued through the Petition Date.

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

Capital expenditures for the three months ended March 31, 2020 and 2019 were $25 million and $18 million, respectively. Capital expenditures for the 2020 period were primarily attributable to expenditures associated with our new administrative headquarters in Houston, Texas, upgrades to the Amazon and construction associated with a long-term land lease agreement with Saudi Aramco to establish a fabrication facility in Ras Al-Khair, Saudi Arabia (the “Ras Al-Khair fabrication facility”). Capital expenditures for the 2019 period were primarily attributable to vessel upgrades (including upgrades to the Amazon) and information technology upgrades.

During the remainder of 2020, we expect to spend approximately $100 million for capital projects, such as upgrades to the Amazon, construction associated with the Ras Al-Khair fabrication facility and expenditures associated with our new administrative headquarters in Houston, Texas.

Other

A portion of our pension plans’ assets are invested in EU government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in EU government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under the Revolving Credit Facility would be sufficient to fund any increases in future contribution requirements.

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

New Accounting Standards and Critical Accounting Policies and Estimates

For a discussion of the impact of the new accounting standards adopted in 2020 and the potential impact of new accounting standards issued but not adopted as of March 31, 2020, see Note 2, Basis of Presentation, to the accompanying Financial Statements.

For a discussion of the impact of critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

In the normal course of business, our results of operations are exposed to certain market risks, primarily associated with fluctuations in currency exchange rates.

We have operations in many locations around the world and are involved in transactions in currencies other than those of our entity’s functional currencies, which could adversely affect our results of operations due to changes in currency exchange rates or weak economic conditions in foreign markets. We seek to manage the risks associated with currency exchange rate fluctuations by hedging those risks with foreign currency derivative instruments. Historically, we have hedged those risks with foreign currency forward contracts. In certain cases, contracts with our customers may contain provisions under which payments from our customers are denominated in U.S. dollars and in a foreign currency. The payments denominated in a foreign currency are designed to compensate us for costs that we expect to incur in such foreign currency. In these cases, we may use derivative instruments to reduce the risks associated with currency exchange rate fluctuations arising from differences in timing of our foreign currency cash inflows and outflows. The related gains and losses on these contracts are either: (1) deferred as a component of Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings; (2) offset against the change in fair value of the hedged firm commitment through earnings; or (3) recognized immediately in earnings.

At March 31, 2020, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $682 million. The total fair value of these contracts was a net liability of approximately $55 million at March 31, 2020. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $17 million at March 31, 2020. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

We are exposed to fluctuating exchange rates related to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. Net movements in the Australian Dollar, British Pound and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI from our continuing operations by approximately $28 million, net of tax. Additionally, net movements in the South African Rand and Czech Koruna exchange rates against the U.S. Dollar unfavorably impacted our cash balance by approximately $3 million as of March 31, 2020. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Interest Rate Risk

As of March 31, 2020, the fair value of the DIP Credit Facility, based on current market rates for debt with similar credit risk and maturities, was approximately $1.9 billion and was categorized within level 2 on the valuation hierarchy. See Note 15, Fair Value Measurements, to the accompanying Financial Statements for further discussion of our financial instruments.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting—There has been no change in our internal control over financial reporting during the period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 21, Commitments and Contingencies, to our unaudited Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A.  Risk Factors

We are updating the risk factor disclosure in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 by adding the discussion below.

The ongoing coronavirus (COVID-19) outbreak has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared a pandemic and the U.S. Government declared a national emergency in March 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation.  The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, subcontractors, suppliers and other parties with whom we have business relations.  We have experienced some resulting disruptions to our business operations, as the pandemic has continued to spread through most of our markets. For example, since mid-March, we have had to restrict access to our administrative offices around the world and quarantine personnel and assets as required by various governmental authorities and our own safety protocols. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns.  Restrictions of this nature have caused, and may continue to cause, us or our subcontractors, suppliers or other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines on EPCI or other projects to be missed.  Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries is expected to lead to significant global economic contraction generally and in our industry in particular.  Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported.  We cannot predict when prices will improve and stabilize.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.  However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations.  Also, we have a limited number of highly skilled employees for some of our operations.  If a large proportion of our employees in those critical positions were to contract COVID-19 or be quarantined as a result of the virus, at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities and customer sites and onboard our vessels, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees. Many of our subcontractors, suppliers and other business counterparties have made similar modifications.  The resources available to those of our employees who are working remotely may not enable them to maintain the same level of productivity and efficiency, and those and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members.  We experienced some employee absenteeism during March and April 2020, and employee absenteeism may increase in the future and may harm our productivity.  Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.  We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business.

We have also received various notices from some of our subcontractors, suppliers and other business counterparties, and provided notices to several customers, regarding performance delays resulting from the pandemic. These actions may result in some disputes and could strain our relations with customers and others.  If and to the extent these actions result in material modifications or cancellations of the underlying contracts, we could experience reductions in our currently reported backlog and in the anticipated conversion of backlog into revenues in future periods.  In addition, worsening economic conditions could result in reductions in backlog over time, which would impact our future financial performance.

Additionally, to the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.  These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties.  The ultimate impacts will depend on future developments beyond our control, many of which are highly uncertain and cannot be predicted. These include, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

EXHIBITS

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1*

Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of McDermott International, Inc. and Its Debtor Affiliates (incorporated by reference to Exhibit A of the Order Approving the Debtors’ Disclosure Statement and Confirming the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization (Technical Modifications) of McDermott International, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 99.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on March 12, 2020 (File No.: 001-08430).

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

10.1*

Amendment No. 3 to Credit Agreement, dated as of January 9, 2020, by and among McDermott International, Inc., McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent.  (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 15, 2020 (File No.: 001-08430).

10.2*

Amendment No. 3 to Letter of Credit Agreement, dated as of January 9, 2020, by and among McDermott International, Inc., as a guarantor, McDermott Technology (Americas), Inc., McDermott Technology (US), Inc. and McDermott Technology, B.V., as co-applicants, a syndicate of participants and letter of credit issuers, and Barclays Bank PLC, as administrative agent.  (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 15, 2020 (File No.: 001-08430).

10.3*

Amendment No. 2 to Superpriority Senior Secured Credit Agreement, dated as of January 9, 2020, by and among McDermott International, Inc., a syndicate of lenders and letter of credit issuers, and Crédit Agricole Corporate and Investment Bank, as administrative agent and collateral agent, and Barclays Bank PLC, as administrative agent.  (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 15, 2020 (File No.: 001-08430).

10.4*

Restructuring Support Agreement, dated January 21, 2020 by and among McDermott International, Inc., the debtor subsidiaries party thereto and a syndicate of lenders and letter of credit issuers (Incorporated by reference to Exhibit B of the Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization of McDermott International, Inc. and its Affiliated Debtors dated January 21, 2020  (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on January 21, 2020 (File No.: 001-08430).

10.5†	McDermott International, Inc. Amended and Restated 2020 Key Employee Retention Plan.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

EXHIBITS

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the filing indicated.

†     Compensatory plan or arrangement; filed herewith.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2020

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ DALE SUDERMAN
Dale Suderman Vice President, Chief Accounting Officer

